Form 10QSB
period 1995-06-30
NOVA NATURAL RESOURCES CORP
filed 1995-08-11
CIK 792935

U.S. Securities and Exchange Commission
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1995

( )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE
     ACT

       For the transition period from     N/A    to    N/A

           Commission file number   0-15078

                   NOVA NATURAL RESOURCES CORPORATION

    (Exact name of small business issuer as specified in its charter)

      Colorado                                  84-1227328

(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

                             P.O. Box 481388
                      1900 Wazee Street, Suite 305
                         Denver, Colorado 80248

                (Address of principal executive offices)

                             (303) 293-2902

                       (Issuer's telephone number)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                  APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
6,038,936

  Transitional Small Business Disclosure Format (Check One):
    Yes   ; No X


                           PART I. FINANCIAL INFORMATION

                        NOVA NATURAL RESOURCES CORPORATION
                         Condensed Balance Sheets (Note 1)

                                             June 30,
                                               1995         September 30,
                                              (Unaudited)           1994
ASSETS

Current assets:
  Cash and cash equivalents                $   208,796      $   180,783
  Accounts receivable                          353,877          434,296
  Prepaid expenses                               5,194            1,500

        Total current assets                   567,867          616,579

Deposits                                        21,411           52,720

Property and equipment, at cost:
  Oil and gas properties - full cost
    accounting method                        6,174,886        6,167,562
  Mineral properties                           763,860          961,695
  Railroad rolling stock                            --          495,800
  Office and technical equipment               159,603          125,715
                                             7,098,349        7,750,772

  Less accumulated depreciation,
    depletion, and valuation allowance       6,074,457        6,058,009

        Net property and equipment           1,023,892        1,692,763

                                           $ 1,613,170      $ 2,362,062

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $   376,740      $   559,260
  Short term portion of notes payable               --          110,056

        Total current liabilities              376,740          669,316

Note payable                                        --          162,016
        Total liabilities                      376,740          831,332

Stockholders' equity:
  Convertible preferred stock                2,687,682        2,687,682
  Common stock                                 632,397          632,397
  Paid in capital                            6,458,602        6,458,602
  Retained deficit                          (8,542,251)      (8,247,951)

        Total stockholders' investment       1,236,430        1,530,730

                                           $ 1,613,170      $ 2,362,062

             See accompanying notes to condensed financial statements.

                          NOVA NATURAL RESOURCES CORPORATION
                          Condensed Statements of Operations
                                      (Unaudited)


                                       Three Months Ended          Nine Months Ended
                                     June 30,      June 30,      June 30,      June 30,
                                       1995          1994          1995          1994
REVENUES:
  Mineral Product Sales            $   499,658    $   882,600   $ 1,125,217   $ 1,256,244
  Oil and gas sales                     46,832         62,640       145,499       178,969
  Gain on sale of assets                    --             --        58,663            --
  Railcar rent                              --             --        12,203            --
  Interest income                        3,485          1,891        10,157        74,327
  Revenue from property
    operations                              --             --            --         1,821
  Other income                           7,153             --         9,030           720

                                       557,128        945,131     1,360,769     1,512,081

EXPENSES:
  Mining costs, including
    transportation and royalties       431,534        760,363       950,570     1,085,799
  General and administrative            93,774        103,112       331,882       312,621
  Mineral property abandonment         213,166             --       213,166            --
  Depletion, depreciation,
    and amortization                    22,343         41,312        70,910       108,206
  Lease operating, including
    production taxes                    27,115         23,091        76,002        75,562
  Interest expense                          --         10,433        12,539        25,426

                                       787,932        938,311     1,655,069     1,607,614

NET INCOME (LOSS)                  $  (230,804)   $     6,820   $  (294,300)  $   (95,533)

NET INCOME (LOSS) PER COMMON
  SHARE (Note 4)                   $      (.04)   $       .01   $      (.05)  $      (.02)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                        6,323,971      6,038,936     6,323,971     6,031,374


               See accompanying notes to condensed financial statements.

                          NOVA NATURAL RESOURCES CORPORATION
                      Condensed Statements of Cash Flows (Note 1)
                                      (Unaudited)


                                            Three Months Ended          Nine Months Ended
                                          June 30,      June 30,      June 30,      June 30,
                                            1995          1994          1995          1994

Cash flows from operating activities:
  Net income (loss)                     $  (230,804)  $     6,820   $  (294,300)  $   (95,533)
  Adjustments to reconcile net income
    (loss) to net cash
    provided by operating activities:
      Mineral property abandonments         213,166            --       213,166            --
      Depletion and depreciation             22,343        41,312        70,910       108,206
      Gain on sale of assets                     --            --       (58,663)           --
  Change in assets and liabilities:
    (Increase) decrease in accounts
      receivable                           (327,535)     (356,433)       80,419      (177,526)
    (Increase) decrease in prepaid
      expenses                                 (215)         (558)       (3,694)       (2,367)
    (Decrease) increase in accounts
      payable                               278,690       424,502      (292,576)      289,790
    (Increase) decrease in deposits              --          (235)       31,309          (633)
  Net cash provided (used) by
    operating activities                    (44,355)      115,408      (253,429       121,937

Cash flows from investing activities:
    Proceeds from sale of assets                 --            --       500,000            --
    Additions to property and
      equipment                             (39,260)      (90,070)      (56,542)     (152,278)
  Net cash provided (used) by
    investing activities                    (39,260)      (90,070)      443,458      (152,278)

Cash flows from financing activities:
  Sale of stock for cash                         --            --            --         2,700
  Note payable                                   --        90,000            --        90,000
  Reduction of note payable                      --      (115,542)     (162,016)     (165,031)
  Net cash provided (used) by
    financing activities                         --       (25,542)     (162,016)      (72,331)

Increase (decrease) in cash and cash
  equivalents                               (83,615)         (204)       28,013      (102,672)

Cash and cash equivalents,
  beginning of period                       292,411       121,723       180,783       224,191

Cash and cash equivalents,
  end of period                         $   208,796   $   121,519   $   208,796   $   121,519

               See accompanying notes to condensed financial statements.

                   NOVA NATURAL RESOURCES CORPORATION
                 Notes to Condensed Financial Statements
                Nine Months Ended June 30, 1995 and 1994



(1) The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at June 30, 1995 and 1994 and the results of operations for the three and nine month periods ended June 30, 1995 and 1994. Quarterly results are not necessarily indicative of expected annual results because of fluctuations in the price received for oil and gas products, demand for natural gas, kaolin and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended September 30, 1994, previously filed with the Securities and Exchange Commission.

(2) In February, 1993, the Company secured a note payable (the "Note") with a commercial lending facility (the "Lender") whereby the Lender provided $436,000 to purchase forty gondola railcars to be used to transport kaolin clay. The Note was payable in 48 equal installments with an interest rate of 8.5%. In February, 1995, the railcars were sold to an unaffiliated third party and the Note was paid off.

(3) In December, 1986 the Company issued 2,687,682 shares of Convertible Preferred Stock to the Company's Chairman and to a principal shareholder in settlement of $1,700,000 in convertible debentures plus related accrued interest of $426,682 and $561,000 in bank debt repaid by the Chairman and the principal shareholder on behalf of the Company. The Preferred Stock is convertible into 5,375,364 shares of the Company's Common Stock. The Preferred Shares contain 2 for 1 voting privileges, have a $1.00 liquidation preference and have no stated dividend rate.

(4) Net loss per common share is determined by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period. A fully diluted loss per share is not computed because conversion of the Preferred Shares mentioned above, and outstanding options would be antidilutive.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     The Company realized net losses of $230,804 and $294,300 for the three and nine months ended June 30, 1995, respectively, as compared to net income of $6,820 and a net loss of $95,533 for the same periods in 1994, respectively.

     Mineral product sales decreased $382,942 and $131,027 for the three and nine months ended June 30, 1995 as compared to the same periods in 1994. In 1994, the Company had two customers to whom it sold kaolin clay whereas the Company has only one customer in 1995.

     In February 1994, the Company received $21,767 from Chevron in settlement of adjustments from 1983 to 1992. Factoring out this $21,767 for the nine month period, total oil and gas sales decreased $13,808 for the three months ended June 30, 1995 as compared to 1994, and $11,703 for the nine months ended June 30, 1995 as compared to 1994. Sales volumes and average sales price received during the periods were as follows:

                   Three Months Ended           Nine Months Ended
                  June 30,     June 30,        June 30,    June 30,
                   1995         1994            1995        1994


  Oil (bbls)       2,114        3,244           6,733       8,059
  Gas (MCF)       11,762       12,000          35,416      35,290
Average Sales Price
  Oil            $ 16.28      $ 13.63         $ 15.35     $ 12.53
  Gas            $   .84      $  1.21         $  1.00     $  1.42


     Higher oil prices in 1995 were offset by decreases in the amount of oil sold as compared to 1994. Sharply lower gas prices in 1995 offset slight increases in the amount of gas sold as compared to 1994.

     Gain on the sale of assets for the three and nine month periods ended June 30, 1995 was the gain on the sale of the Company's railcars as described below. Prior to the sale, from December 1, 1994 to the closing date of the sale of the railcars, the railcars were leased out to the Burlington Northern Railroad. Railcar rent for the three and nine months ended June 30, 1995 consists of the proceeds from this leasing arrangement.

     As mentioned above, the Company received a settlement in February, 1994, from Chevron for production from 1983 to 1992. Over $68,000 of the interest received for the nine month period ended June 30, 1994 consisted of interest on the settlement proceeds.

     Mining costs, including transportation and royalties, for the three and nine months ended June 30, 1995 were $328,829 and $135,229 less than the comparable periods in 1994 because the Company had only one customer in 1995 rather than two customers as in 1994.

     The Company has been unable to secure parties interested in financing the further development of its Nome Gold Project or in the exploration of the Querida Gold Prospect. It therefore reduced the carrying value of these projects at June 30, 1995, by 75%. If partners cannot be found by year-end, the carrying values of these two projects will be further reduced.

     General and administrative expenses ("G&A") decreased $9,338 for the three months ended June 30, 1995 as compared to 1994 but increased $19,261 for the nine months ended June 30, 1995 as compared to the same period in 1994. The three month decrease was due to decreased salaries and employee benefits as salaries and benefits were cut in 1995. The increase for the nine months ended June 30, 1995 as compared to 1994 was due to added salary and benefits as the Company added an employee in 1994, the costs of printing and mailing a report to shareholders and increased legal and accounting fees incurred in the filing of a Form S-4 Registration Statement. Increases in travel and travel related costs also contributed to higher G&A costs. Increases in travel were incurred in the attempted development of additional cash flow.

     Depletion, depreciation and amortization ("DD&A") decreased
$18,969 and $37,296 for the three and nine month periods ended June 30, 1995 as compared to 1994 due to the sale of the railcars and due to reduced oil and gas and mineral property depletion.

     Interest expense was incurred on the debt used to purchase the railcars.


CAPITAL RESOURCES-SOURCES OF CAPITAL

     Sources of capital for the three and nine months ended June 30, 1995 came from the sale of the railcars and from operations. In February, 1995 the Company sold its railcars to an unaffiliated third party. This sale increased the Company's cash reserves while reducing short term liabilities and long term notes payable.


CAPITAL RESOURCES-UTILIZATION OF CAPITAL

     For the nine month period ended June 30, 1995, the Company reduced accounts and short term notes payable $292,576 and notes payable $162,016. The Company made further additions to property and equipment totalling $39,260 and $56,542 for the three and nine months ended June 30, 1995, respectively. It is anticipated that funds for capital expenditures for the remainder of the year will be provided by operating cash flow, sales of properties, if any, and existing cash balances.


LIQUIDITY

     In September, 1994, the Company was notified by one of its kaolin purchasers, Holnam, Inc. ("Holnam"), that Holnam would not be purchasing kaolin clay from Nova in 1995. Due to the loss of Holnam's business and in order to alleviate a growing working capital deficit, the Company decided to sell its 40 railcars. The Company finalized the sale of these railcars to an unaffiliated third party in February, 1995.

     Based on cash flow projection through 1996, it is anticipated that the Company will experience severe cash deficits if it continues to operate at current levels. The Company has been invited by Holnam, Inc. ("Holnam") to submit a bid to provide kaolin clay to Holnam in 1996. If the Company is the successful bidder for Holnam's business, it is anticipated that the cash flow generated by the additional kaolin sales will be sufficient to sustain operations through 1996 and into 1997. If the Company is not the successful bidder, significant austerity measures will be implemented in order for the Company to remain in operation. These measures may include further salary reductions, staff reductions, and any other expense reductions the Company's management deem necessary.

     The Company continues to seek other sources of cash flow including opening a permitted gravel pit on two leases in Minnesota. It has proposed an agreement with a local contractor whereby the contractor will mine and market the gravel and pay the Company a royalty. Terms of the agreement are under negotiation and the Company cannot project how much, if any, revenue will be realized from gravel sales. The Company is also attempting to find a source of calcium carbonate which could be sold for, among other things, decorative rock, swimming pool coping and as an additive in the production of paper. The Company does not anticipate that cash flow, if any, generated by these two projects will be sufficient in the short term to continue to allow the Company to operate at its current level. Therefore the reductions described above may still need to be implemented.


FUTURE TRENDS

     Kaolin sales are cyclical in nature and the mining of kaolin is dependent on favorable weather conditions, demand by cement companies for this product, and other factors over which the Company has no control. The Company has a sales contract with a cement company which expires in December, 1997. In addition, a customer the Company had in 1994 is not be purchasing kaolin from the Company in 1995. The loss of this customer has had a significant negative effect on sales and cash flow.


OTHER INFORMATION

     In July, 1994 the Company's wholly owned Colorado subsidiary, NNRC, Inc. ("NNRC") filed a Registration Statement on Form S-4 ("the S-4") to register common stock to be issued to Nova shareholders in effectuation of a merger between Nova and NNRC. The sole reason for the merger was to change Nova's State of incorporation from Delaware to Colorado in order to save the significant filing fees charged by Delaware. State laws require that a change in domicile must be accomplished by this type of procedure. For 1994, Nova paid a fee to Delaware of $3,820. This annual fee, based on the number of Nova's authorized shares, is expected to increase. Colorado charges a fee of $25 every other year. The merger was approved by the written consent of those shareholders controlling 72.7% of Nova's stock. The approval by written consent alleviates the need for a shareholders meeting, solicitation of proxies and formal vote by all shareholders.

The S-4 became effective on February 1, 1995. Appropriate Articles of Merger were filed with the Secretaries of State of the states of Colorado and Delaware. Each shareholder of Nova will receive an equivalent number of shares of NNRC common and preferred stock. In all respects other than domicile, NNRC will be identical to Nova. NNRC has subsequently changed its name to Nova Natural Resources Corporation. Filings will now be made by Nova Natural Resources Corporation, a Colorado corporation.







                       PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  None
     (b) Form 8-K. No reports on Form 8-K were filed during the Company's fiscal quarter ended June 30, 1995.


                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                NOVA NATURAL RESOURCES CORPORATION




Date:   August 11, 1995         By:   /s/  Brian B. Spillane
                                     Brian B. Spillane,
                                     President, Director, and
                                     Chief Executive Officer





Date:   August 11, 1995         By:  /s/   James E. Taets
                                    James E. Taets, Vice President,
                                    Secretary, Treasurer and Chief
                                    Accounting Officer