Form 10KSB
period 1995-09-30
NOVA NATURAL RESOURCES CORP
filed 1995-12-28
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended September 30, 1995

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________ to_______________
Commission file number    0-15078

                  NOVA NATURAL RESOURCES CORPORATION
                (Name of small business issuer in its charter)

           COLORADO                                   84-1227328
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

P.O. Box 481388
1900 Wazee Street, Suite 305
Denver, CO                                             80248
(Address of principal                                  (Zip Code)
executive offices)

                                (303) 293-2902
                          (Issuer's telephone number)

             Securities registered under Section 12(b) of the Act:

                                    -None-

             Securities registered under Section 12(g) of the Act:

                 Convertible Preferred Stock, $1.00 Par Value
                          Common Stock, $.10 Par Value
                               (Title of Class)


  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No       .

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

  Issuer's revenues for its most recent fiscal year aggregated: $1,765,836. Documents Incorporated By Reference: None
  Transitional Small Business Disclosure Format    Yes_____ No  X

  As of December 22, 1995, the Registrant had outstanding 2,687,682 shares of Convertible Preferred Stock, $1.00 par value, and 6,496,188 shares of Common Stock, $.10 par value, its only classes of voting stock.

  Aggregate market value of the 2,999,498 shares of Common Stock owned by Non-affiliates of the Registrant as of December 22, 1995 was $179,970 based on the average of the bid and ask prices on December 22, 1995. All convertible Preferred Stock is owned by affiliates.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Nova Natural Resources Corporation (the "Registrant", "Company" or "Nova") was incorporated under Colorado Law on April 1, 1993 to be the surviving company in the merger effective February 1, 1995 of the Company and Nova Natural Resources Corporation, a Delaware Corporation. See "Significant Developments During Fiscal 1995".

BUSINESS DEVELOPMENT
                                  Operations

In its past two fiscal years, the Company has focused on marketing and selling kaolin clay from its Minnesota kaolin mine, exploring for paper grade kaolin on leases elsewhere in Minnesota, seeking partners for exploration and development of gold on its properties in Alaska and Colorado and seeking partners for exploratory drilling on two oil and gas prospects in Wyoming. While the Company receives revenues from interests in oil and gas wells in the western United States, and holds exploratory oil and gas leases, the Company does not operate any wells.

                  Significant Developments During Fiscal 1995

Merger

In July, 1994 Nova Natural Resources Corporation, then known as NNRC, Inc. ("NNRC") filed a Registration Statement on Form S-4 ("the S-4") to register common stock to be issued in effectuation of a merger to change Nova's State of incorporation from Delaware to Colorado in order to save the significant annual filing fees charged by the state of Delaware. Nova Natural Resources Corporation, the Delaware Corporation, approved the merger by the written consent of those shareholders controlling 72.7% of its stock. The approval by written consent alleviates the need for a shareholders meeting, solicitation of proxies and formal vote by all shareholders.

The S-4 became effective on February 1, 1995. Appropriate Articles of Merger were filed with the Secretaries of State of Colorado and Delaware. Each shareholder of Nova received an equivalent number of shares of NNRC common and preferred stock. In all respects other than domicile, NNRC is identical to Nova. After the merger, the Delaware corporation dissolved, NNRC survived and subsequently changed its name to Nova Natural Resources Corporation. Filings will now be made by Nova Natural Resources Corporation, a Colorado corporation.

Sale of Railcars

In February, 1995, in order to take advantage of a strong market for gondola type railcars and to obtain needed working capital, the Company sold its 40 railcars to the David J. Joseph Company, a nonaffiliated company. The decision to sell the railcars was necessitated by the Company's liquidity problems and the loss of one of its two kaolin purchasers. The Company was paid $500,000 for the cars and used the majority of the proceeds to retire the note payable on the cars. The remainder of the proceeds were used for capital expenditures relating to its mineral properties and technical equipment and for general corporate purposes.

                            Business of the Issuer

Mineral Operations

The Company is currently active in kaolin production and kaolin and gold exploration. It has no patents, trademarks, licenses, franchises, or concessions other than certain leasehold interests granted by federal, state, and other governmental authorities, and private mineral owners. The Company's mineral business is not seasonal except to the extent that weather and market conditions can affect exploration and production; its kaolin mining activities are dependent upon weather conditions and are generally conducted between March and November.

Cement Grade Kaolin

The Company owns and operates a kaolin clay mine 1 1/2 miles east of Redwood Falls, Minnesota. It currently has 69.3 acres permitted for open pit mining of kaolin which is shipped to Mason City, Iowa and is used in the manufacture of cement. The Company's permit allows it to mine up to 250,000 tons of kaolin per year from this mine. The mining of kaolin from this mine usually occurs between March and November; kaolin is generally not mined during the winter months. As calculated by the Company's geologist, the mine contains approximately 3.25 million tons of economically recoverable kaolin of a grade suitable for use in the manufacture of cement. The Company calculates that it can economically operate this mine for thirteen years if it removes 250,000 tons of kaolin per year.

Prior to 1992, Nova's cement grade kaolin mine in Minnesota had been operated by North Western Portland Cement Company, now Holnam, Inc., which compensated Nova based upon production. In 1992, Nova terminated the operating contract and undertook its own operation of the kaolin mine. In order to improve environmental compliance and enhance operational efficiency, it completed several capital improvements, including water diversion bars, an additional settling pond and a new loading facility which supplemented significant reclamation performed by the prior operator. Nova also altered contracts with its two principal purchasers to include transportation and delivery in the purchase price and discontinuing the prior arrangement of passing title to the kaolin at the mine, with the cement companies responsible for transportation and related costs.

In 1992, Holnam, one of the major purchasers of the Company's kaolin, notified the Company that it would only purchase kaolin on a year-to-year basis. Holnam indicated that, in future years, it would award business to the supplier who provided the lowest price. Based upon its bid for 1994, the Company was awarded a contract by Holnam for the 1994 mining season. In September, 1994, the Company again bid for Holnam's business and was notified that Holnam would not purchase kaolin from Nova during the 1995 mining season and has been notified by Holnam that they were again outbid for the 1996 business. Also in September, 1994, Nova amended its current contract with Lehigh Portland Cement Company ("Lehigh") to supply kaolin to Lehigh's Mason City, Iowa plant through December 31, 1997. See "Management's Discussion and Analysis or Plan of Operation".

Nova's ability to obtain new purchasers is largely dependent upon the cost and availability of transportation for kaolin. Because transportation costs are added to the charge for kaolin, in the past, Nova has been substantially restricted to markets close to the mine. In an attempt to remedy some of these problems, in 1993, Nova purchased forty rail cars to carry kaolin to purchasers. Nova arranged financing with a commercial lender for the $436,000 purchase of the cars over 48 months at an interest rate of 8.5% per annum. In order to take advantage of a strong market for this type of railcar, obtain needed working capital, and due to the loss of the Holnam business, the Company sold these railcars in February, 1995.

The Company is investigating the possibility of obtaining additional markets for its product by offering purchasers a pelletized kaolin product, which the Company believes will offer certain transportation, handling and utilization advantages, but will likely cost more than its present bulk kaolin product. Management believes that the advantages mentioned, particularly lower transportation and handling costs using pelletized material, will offset this higher cost. Toward this end, Nova has purchased and installed equipment to pelletize kaolin. This equipment is still in the testing stage, and it cannot yet be determined whether a pelletized product can be manufactured at a cost which will enable it to be successfully marketed.

Paper Grade Kaolin

In 1990, Nova granted, and later extended, an option to U.S. Borax, Inc., an unaffiliated mineral development company ("Borax"), to explore for paper-grade kaolin and other industrial minerals on the Company's paper grade kaolin prospect (the "Prospect") in southwestern Minnesota. During the term of the option, Borax expended approximately $400,000 in combined exploration and land activities and earned a 50% interest in the Prospect. In August
1992, Borax exercised its option to enter into a joint venture
("the Joint Venture") at which time Borax paid Nova $165,000 for an additional 15% interest. The joint venture and operating agreement became effective July 1, 1993. Under this agreement the Company assigned a 100% working interest in the prospect to Borax in exchange for the agreement by Borax to pay 100% of the costs of exploring for and developing paper grade kaolin and other industrial minerals on property in the prospect. The Company retains a 10% net proceeds interest in the prospect until Borax has recovered 100% of its capitalized costs. At that time, the Company has the option to purchase a 30% working interest by paying Borax an amount equal to 15% of the capitalized costs from April 1, 1993 to the date of recovery of those costs by Borax.

Exploration activities performed by Borax to date have included drilling over 150 exploratory core holes on portions of the properties, bulk sampling, testing and evaluating the quality of the kaolin contained therein, and the construction and operation of a small-scale kaolin processing facility. Processed kaolin from the Joint Venture's property was shipped to paper mills in Minnesota and Wisconsin, where successful coating tests were completed. These tests are steps in the evaluation process and cannot be regarded as any guarantee of commercial feasibility, however, Nova's managment believes the results of these tests are encouraging.

Preliminary indications are that kaolin of suitable quality for use in paper-manufacturing can be produced from the approximately 6,400 acres the Joint Venture has leased in Minnesota, although considerable additional work remains before it can be stated that a commercial product can be routinely obtained and marketed competitively. The Company's management believes that the widely-spaced drilling which has been completed to date defines a geologic resource of kaolin more than adequate to support the development of a commercial enterprise, provided a reasonable portion of that resource can be converted to reserves by a denser drilling pattern. Based on the geologic data, Nova believes this can be accomplished, though it cannot be stated with certainty that this will indeed be the result.

In order to produce a commercial product, a processing facility would have to be designed and built, which is likely to cost in excess of $50 million, and would be designed to operate for a minimum of twenty years. Nova would incur no cost in the construction of this facility, nor in the further work which needs to be done to establish commercial feasibility. The location of these properties affords a significant transportation advantage over the current primary source of paper-grade kaolin in Georgia, since a significant portion of the paper manufacturing plants in the United States which utilize kaolin are located in the Upper Midwest, within easy reach of the joint venture's properties.

Although Nova incurs no cost, it also has little control over how the funds are spent and in what amounts. Expenditures during most of the past year have been at the "maintenance" level, e.g. no field operations have been conducted, though Borax has completed a pre-feasibility study, grinding studies, lab work, and additional products evaluation as a prelude to potentially expanding the scope of their operations. Borax has notified the Company that, pending budget approval by RTZ, Inc., Borax's parent company, additional drilling is planned during 1996, including close-spaced drilling to measure reserves. This drilling would be used to design a test pit or bulk-sampling program to produce feedstock for pilot runs of kaolin. A pilot plant to be used for this purpose is included in Borax's budget request.

Nome Gold

In April 1984, Nova acquired a gold prospect located offshore Nome, Alaska. In May 1985, Nova transferred all of its rights and obligations in the Nome Gold Prospect (the "Nome Prospect") to Inspiration Gold, Inc., who later transferred that interest to Western Gold Exploration and Mining Company, Limited Partnership ("WestGold"), a non-affiliated mining entity, and retained a 10%- 17% net profits royalty.

During five full seasons of dredging in the Nome Prospect, Westgold recovered approximately 121,000 ounces of gold. Notwithstanding such operations, Westgold was unable to profitably mine this property and Nova did not receive any income pursuant to its net profits royalty interest.

In September, 1990, Westgold terminated its operations and returned the project to Nova. At that time, Nova also received a substantial portion of the data gathered by Westgold. The Company retained a former WestGold geologist who catalogued and put the data into a form suitable for use in marketing the Nome Prospect to a new partner. The Company is currently attempting to sell or obtain a joint venture partner, and is also considering attempting to raise the necessary funds to mine the Nome Prospect through a public or private stock placement or in exchange for an interest in the Nome Prospect. To date, the Company has not been successful in its attempts to sell the Nome Prospect, nor does it have any definitive plans at this time on raising the funds necessary to put the Nome Prospect into production. Due to the lack of success in finding a buyer or joint venture partner who would be willing to make an up-front payment to the Company of its historical cost in this property, and the uncertainty as to whether any arrangement entered into will recover those historical costs, for accounting purposes, the Company has written off its investment in the property. However, the Company's efforts to put the property into production continue. Nova is currently evaluating the feasibility of mining portions of the property on a joint-venture or partnership basis, on a limited scale, during the 1996 season.
If these efforts are successful, the scope of these operations could expand in future years.

Querida

The Company owns a 42.22% to 45% interest in a gold prospect in Custer County, Colorado. An extensive drilling program was commenced in October, 1993. The results of this drilling program have been reviewed and the Company has determined further exploration activities are necessary to define this project. No further exploration activities have taken place since the 1993 program. The Company will attempt in 1996 to obtain a partner willing to conduct further drilling and exploration activities. There is no guarantee that such a partner will be found. The Company is obligated to pay its share of the escalating advance royalty ($4,070 in fiscal 1996) due annually on December 15 until 1999, and its share of delay rentals of approximately $2,200 payable annually on the anniversary dates of the three leases which make up the balance of the prospect. Due to the lack of certainty as to whether any arrangement entered into will recover Nova's historical costs in the Querida prospect, for accounting purposes, the Company has written off its investment in the property.

Environmental Regulations

Inherent in all mining operations is the obligation to comply with environmental, reclamation, and other applicable state and federal laws and regulations. The Company has obtained those environmental permits, licenses or approvals required for its operations. Management is not aware of any violations of environmental permits, licenses or approvals issued with respect to the Company's operations. In the past, Nova has been involved in extensive hearings regarding the environmental impact of its Minnesota kaolin mine and has voluntarily taken steps to mitigate any environmental impact. While the Company believes it is currently in compliance with all such laws and regulations and is not aware of any current violations, the applicability and impact of, and the Company's obligations under such provisions cannot always be determined with certainty. However, the Company's liability could continue after relinquishment of its interest in its properties, even in the absence of operations. As such, the Company cannot fully determine the extent of its liability or potential liability in connection with these matters.

The Company currently performs reclamation of its kaolin mine concurrently with its mining efforts. As an area is mined, it is reclaimed immediately upon determination that mining in that area is no longer economically feasible. Further, mining arrangements with other companies usually provide that the other company is responsible for reclamation liabilities if they operate the mining property, or that they share in reclamation liabilities with the Company in the event that the Company operates the property.

The Company currently has only one mining operation, the cement grade kaolin mine, in production, and since reclamation occurs concurrently with mining and since Nova has deposited $50,000 with Redwood County to cover potential reclamation costs, the Company believes that it has no significant reclamation liabilities. Further, the Company is not currently subject to any pending administrative or judicial enforcement proceedings arising under environmental laws or regulations. Environmental laws and regulations may be adopted in the future which may have an impact upon the Company's operations. The Company cannot now accurately predict or estimate the impact of any such future laws or regulations on its operations.

Exploration and Development Arrangements

The Company's financial resources are not sufficient to fund significant exploration or development of its mineral properties. Therefore, to evaluate and, if justified, to develop its mineral prospects, Nova has entered into arrangements under which other companies acquire a portion of the Company's interest in the properties in return for performing necessary activities. The terms of these arrangements generally are dictated by the type of minerals involved, the extent of prior development, prospective value of the properties and other diverse factors.

While the Company intends to retain a working interest in its properties when possible, it has in the past and may from time to time, sell its entire interest and retain only a royalty or other income interest to reduce risk and obtain working capital for exploration and development.

Mineral exploration and development is highly competitive. Success is dependent on a number of factors including the ability to identify areas having mineral potential, to acquire leases or other mineral interests in such areas, and attract sufficient capital to acquire, explore and develop mineral properties. The minerals industry is dominated by a number of large companies having resources far in excess of Nova. The Company's competitors include mining companies, major oil companies and companies in unrelated fields making it impossible to estimate the actual number of competitors. Furthermore, a significant portion of the data utilized by the Company in making acquisitions is public information.

Mining permits are required by various state and federal agencies before mining can be undertaken. There is no assurance that the necessary permits can be acquired or that the projects would be economically viable if the permits are acquired.

The Company has no patents, trademarks, licenses, franchises, or concessions other than certain leasehold interests granted by federal, state, and other governmental authorities, and private mineral owners. The Company's mineral business is not seasonal except to the extent that weather and market conditions can affect exploration and production; its kaolin mining activities are dependent upon weather conditions and are generally conducted between March and November.

Oil and Gas Operations

The principal hydrocarbons currently produced from properties in which Nova has an interest are crude oil and natural gas. Such products are sold by or on behalf of the Company to purchasers located near the wellhead. None of the entities purchasing the Company's production is an affiliate of the Company.

During fiscal 1995, the Company had three customers which accounted for approximately 71% of its total oil and gas sales: Scurlock Permian Corporation (26% of total sales), Chevron U.S.A. (23%) and Eighty Eight Oil Company (22%). Because purchasers for oil and gas are generally available and prices paid for oil and gas do not fluctuate materially from purchaser to purchaser, Nova believes that the loss of any of these purchasers would not have a materially adverse effect on its financial status. Although the Company believes a ready market exists for its hydrocarbon production, the acquisition, exploration, development, production, and sale of oil and gas are subject to many factors beyond its control, including worldwide and domestic economic conditions, political stability in the Persian Gulf, oil import quotas, availability of drilling rigs, casing and other equipment and supplies, proximity to and availability of gas pipelines, supply and price of competing fuels, and the regulation of prices, production, transportation, and marketing by certain federal and state governmental authorities. The source and availability of raw materials affecting Nova's oil and gas operations is generally limited to the availability of oil field equipment and supplies, including tubular steel products and drilling rigs, all of which currently are in sufficient supply. However, any shortages of or delays in obtaining such materials could delay drilling or production activities and adversely affect operations conducted by Nova or by operators of its properties.

The oil and gas industry is extremely competitive and involves a high degree of risk. The Company is in competition with "major" integrated oil and gas companies, other independent oil and gas companies, and other entities. The Company cannot ascertain the exact number of its competitors or its relative competitive position.

Nova's exploration and development activities are subject to all of the risks and hazards typically associated with such activities. Among these risks are the necessity of expending large sums of money to acquire properties and drill exploratory wells which are usually non-productive or may not generate income sufficient to repay the cost of drilling. A large number of companies and individuals, many with financial resources and staffs greater than those of the Company, are engaged in exploration for and development of oil and gas. Accordingly, the Company may be at a competitive disadvantage on its property acquisition activities.

Nova requires working capital to carry lease costs and delay rentals until arrangements can be negotiated with other entities to explore and/or develop Nova's oil and gas properties. Consistent with industry practice, working capital may be generated by the Company from proceeds of production, sales of properties and operating fees. At September 30, 1995, the Company did not operate any of its producing oil and gas properties. However, the Company does operate a number of exploratory properties, none of which are currently active.

The nature of Nova's business precludes a backlog of orders. There is no portion of the Company's business which may be subject to renegotiation or termination at the election of the Government.
The Company has not engaged in any research and development activities as those terms are customarily used.

In recent years, the natural gas industry has undergone substantial changes, principally as the result of gas pipelines withdrawing from their historical role as merchants and purchasers and restricting their involvement to transportation. As a result, producers like Nova increasingly will have to find new purchasers for their natural gas. Nova is not dependent upon any single customer for purchases of natural gas.

Nova has no patents, trademarks, licenses, franchises, or concessions other than certain oil and gas leasehold interests granted by federal, state, and other governmental authorities, and private mineral owners. The Company's oil and gas business is not seasonal except to the extent that weather and market conditions can affect oil and gas exploration and production activities.

Environmental Regulation

Drilling and production activities are subject to regulation under federal and state pollution control and environmental laws and regulation. The Company is subject to a variety of federal, state, and local environmental laws relating to spillage, noise, air quality, and disposal of waste products arising from the Company's operations. Such environmental and conservation laws and regulations could significantly limit the Company's activities and increase the costs of exploring and developing its acreage. Existing as well as future legislation could cause additional expense, capital expenditures, restrictions and delays in the development of properties, the extent of which cannot be predicted. Additional energy taxes, higher patent and permit fees and similar proposals have been discussed in Congress, but the Company is unaware at this time of any pending legislation which would adversely affect its operation.

Regulation of Production and Pricing

Production and sale of oil and gas are subject to federal and state governmental regulation, which while lessening in recent years, includes limitations on the production of oil and gas by restricting the rate of flow for oil and gas wells below their actual capacity to produce. Restrictions on the purchase prices for natural gas have largely been rescinded by the Natural Gas Decontrol Act of 1989. A phase-out of such regulations was substantially complete by mid-1993. While the effect of such deregulation cannot be determined, the predictability of gas pricing is anticipated to be substantially lessened as a result of such decontrol and charges in the operations of gas pipelines from purchasers to transporters of gas. As of September 30, 1995, substantially all of the Company's gas reserves were not subject to price control.

Employees

At September 30, 1995, Nova had five full-time employees. The Company also utilizes the services of various consultants and independent contractors with expertise in those fields of interest in which the Company is active. The Company has no contracts with these consultants.

ITEM 2.  DESCRIPTION OF PROPERTIES

PERSONAL PROPERTY

The Company's personal property consists of furniture and fixtures and technical equipment, with a total net book value at September
30, 1995 of $41,634.

OFFICE LEASE

The Company extended its current office and storage lease for an additional three years effective February 1, 1994, under which the Company leases approximately 2,000 square feet of office space at a cost of approximately $19,400 in 1996 and $6,500 in 1997.

OIL AND GAS PROPERTIES

All of the Company's oil and gas properties are located within the continental United States. There are no quantities of oil and gas subject to long-term supply or similar agreements with foreign governments or authorities.

No major discovery or other favorable or adverse event is believed to have caused a significant change in the estimated proved reserves of the Company subsequent to September 30, 1995. The following sections set forth information concerning the Company's interests in oil and gas properties.

                 Proved Reserves and Present Value Information

For information concerning the Company's proved reserves and present value information, see "Supplementary Information On Oil And Gas Operations." Estimates of the Company's estimated proved oil and gas reserves and present value of the estimated future net revenues attributable to such reserves for the year ended September 30, 1995 and 1994 are based upon reports by the independent consulting firm of D.J. Low, Inc. The Company files such reports with the Securities and Exchange Commission, pursuant to regulations of that agency which also provides public access to those documents.

The Securities and Exchange Commission requires that estimates of reserves, estimates of future net revenues and the present value of estimated future net revenues be based on the assumption that oil and gas prices will remain at current levels (except for gas prices determined by fixed contracts), and that production costs will not escalate in future periods. The present value of estimated future net revenues for fiscal years 1995 and 1994 has not been adjusted for income taxes because significant net operating loss carryforwards exist for income tax and financial reporting purposes. All such estimates have been adjusted for the anticipated costs of developing proved undeveloped reserves.

Reserve calculations require estimation of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Such estimates are based on numerous factors, many of which are variable and uncertain. Accordingly, it is common for the actual production and revenues later received to vary from earlier estimates. Estimates made from the first few years of production from a property are not likely to be as reliable as later estimates based on longer production history. Hence, reserve estimates and estimates of future net revenues from production may vary from year to year. The Company has not provided reserve estimates to any federal agency other than the Securities and Exchange Commission.


                       Production, Average Sales Price,
                    and Average Production (Lifting) Costs

The following table sets forth oil and gas production (net of all royalties, overriding royalties, and other outstanding interests of other entities) attributable to the Company for the fiscal years ended September 30, 1995 and 1994 and the average sales prices and production costs per unit of production.

                                          Year Ended September 30,

                                              1995        1994
Production:
  Oil (Bbls) . . . . . . . . . .              8,635      10,443
  Gas (Mcf)  . . . . . . . . . .             45,362      47,299
Average Sales Prices:
  Oil (per Bbl)  . . . . . . . .             $15.27      $13.15
  Gas (per Mcf)  . . . . . . . .             $  .98      $ 1.34
Average Production Costs
  Per Equivalent Barrel Of Oil*.             $ 5.79      $ 5.38


* Equivalent barrels include oil, condensate and gas. Gas is converted to equivalent barrels on the basis of 6 Mcf per equiva-lent barrel.

                               Drilling Activity

The Company did not participate in any drilling activity during fiscal 1995 or 1994.

                       Approximate Developed Acreage and
                         Productive Oil and Gas Wells

The following table identifies productive wells and sets forth an approximation of developed oil and gas acreage in which the Company owned a leasehold interest as of September 30, 1995.

                                               Productive Wells (2)
                    Developed Acres (1)         Gross (5)       Net (6)
Geographic Area      Gross (3)   Net (4)       Oil   Gas      Oil    Gas
Colorado               480.00     72.00         3     -      0.19     -
North Dakota           840.80    168.63         8     -      1.33     -
Texas                  410.19    102.55         2     -      0.50     -
Wyoming              2,213.76    227.04         5     -      0.47     -

    TOTAL            3,944.75    570.22        18     0      2.49     0

(1)   Acreage spaced or assignable to productive wells.

(2)   Wells either producing or capable of production.

(3) An acre in which a working interest is owned. The number of gross acres is the total number of acres in which working interests are owned.

(4) When the sum of fractional working interests in gross acres equals one, a net acre is deemed to exist. The number of net acres is the sum of all the fractional working interests owned in gross acres expressed in whole numbers and fractions thereof.

(5) A well in which a working interest is owned. The number of gross wells is the total number of wells in which working interests are owned.

(6) When the sum of fractional working interests owned in gross wells equals one, a net well is deemed to exist. The number of net wells is the sum of all of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.


                  Approximate Undeveloped Oil and Gas Acreage

The following table sets forth the approximate undeveloped oil and gas acreage in which the Company owned a leasehold interest as of September 30, 1995.

                            Undeveloped Acreage
                          Gross                  Net

      Utah              1,600.00                800.00
      Wyoming           5,279.28              2,042.95

      TOTAL             6,879,28              2,842.95


The Company's leases are primarily federal and fee leases, carry landowner's royalties of at least 12.5% and are subject to overriding royalty interests ranging from 0% to 7.5%. Each lease requires the payment of annual delay rentals ranging from $1 to $5 per acre. A delay rental is the amount paid for the privilege of deferring development of leased acreage, payment of which can be avoided by abandonment of the lease, commencement of development operations, or by obtaining production.

Many of the leases will expire at the end of their respective primary terms, unless production has been obtained prior to that date, in which event the lease term will continue until production ceases. The Company will attempt to enter into cost-sharing arrangements to evaluate expiring acreage before the end of the lease terms. From time to time, geologic evaluations and cost considerations may cause the Company to cease paying delay rentals and abandon such leases prior to the expiration of their primary terms. Where justified and within the financial capabilities of the Company, the Company may seek to renew leases on certain expiring acreage.


              Overriding Royalty Interests in Undeveloped Acreage

The following table sets forth, as of September 30, 1995, the Company's overriding royalty interests in undeveloped oil and gas acreage.

                    Gross        Net (1)             Company's
                   Royalty       Royalty         Overriding Royalty
                    Acres         Acres              Interest


Wyoming           2,759.29        124.18                4.5%



(1) A net royalty acre is calculated by dividing the gross royalty acres by 12.5% and multiplying the result of that calculation by the overriding royalty interest.

               Overriding Royalty Interests in Developed Acreage
                              and Producing Wells

The following table sets forth, as of September 30, 1995, the Company's overriding royalty interests in developed oil and gas acreage and producing wells.

                                          Company's       Gross
                  Gross    Net (1)        Overriding     Royalty
                  Royalty  Royalty        Royalty         Wells
                  Acres    Acres          Interest       Oil   Gas
Colorado          354.50    35.72      1.08% to 1.26%     3     -
Texas             400.00    47.75      1.16% to 1.5625%   4     -
Wyoming         4,552.75   238.29       .13% to 4.0%      8     3

   TOTAL        5,307.25   321.76                        15     3

(1) A net royalty acre is calculated by dividing the gross royalty acres by 12.5% and multiplying the result of that calculation by the overriding royalty interest.

UNDEVELOPED MINERAL PROPERTY INTERESTS

The Company currently owns a 10% net proceeds interest in a kaolin prospect covering approximately 6,402 acres of leases and lease options located near Redwood Falls, Minnesota. An exploration partner has acquired a 100% working interest in these leases and options. See "Mineral Operations-Paper Grade Kaolin".

DEVELOPED MINERAL PROPERTY INTERESTS

The Company owns a 100% working interest in 69.3 acres in Redwood County, Minnesota, 30.5 acres of which are permitted for the purposes of mining kaolin clay. The Company estimates that approximately 3,250,000 tons of recoverable kaolin are contained in the current mine. However, since the Company cannot accurately project future kaolin demand, mining costs, and other factors, it is not possible to determine how much of this tonnage will actually be mined. See "Mineral Operations - Cement Grade Kaolin".

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party, nor is any of its property subject, to any pending legal proceedings. The Company knows of no legal proceedings contemplated or threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The vote on the merger of Nova and NNRC was done by written consent of those shareholders controlling a majority of Nova's shares as per Delaware law.
                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the over-the-counter market and is listed on the Electronic Bulletin Board under the symbol "NOVA". The following table sets forth the range of high and low closing bid prices of the Common Stock for the year ended September 30, 1995 and 1994, as reported by the National Quotation Bureau. These prices are believed to be representative of inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

                                               Bid Price

   Fiscal 1994                              High        Low
    First Quarter                         $ 3/16      $ 1/8
    Second Quarter                          3/16        1/32
    Third Quarter                            .09        1/32
    Fourth Quarter                          1/16         .02

   Fiscal 1995                              High        Low
    First Quarter                         $ 1/8       $  .02
    Second Quarter                          1/8         1/32
    Third Quarter                            .11         .02
    Fourth Quarter                           .06         .02

The bid and asked prices for the Company's Common Stock on September 30, 1995, were $.05 and $.10, respectively, as provided by the National Quotation Bureau, Inc.

The number of record holders of the Company's Common Stock as of September 30, 1995 was 5,525.

Also outstanding as of September 30, 1995 were options under the Company's employee stock option plans to purchase a total of 1,440,000 shares, or 22.2% of the issued and outstanding shares, of Common Stock. These options are held by a total of eight persons, seven of whom are officers, directors or employees of Nova, and are exercisable at various times until April, 1999 at a range of $.0625 to $.105 per share.

The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to employ its cash flow and earnings, if any, in its oil, gas and mineral exploration and development activities and for other working capital needs.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

As described in "Significant Developments During Fiscal 1995", the absence of sufficient sources of working capital prompted the Company to sell its 40 railcars in February, 1995. The proceeds from this sale, net of payment of the note payable, enabled the Company to meet its fixed working capital needs during fiscal 1995 as well as pay for capital expenditures incurred on its mineral properties. Proceeds from the sale of the railcars also were applied to purchase equipment to be used to pelletize kaolin. Pelletized offers certain transportation, handling, and utilization advantages, but will likely cost more than the current bulk product. Management believes that the advantages mentioned, particularly lower rail and handling costs using pelletized material, will offset this cost. This equipment is still in the testing stage and it cannot yet be determined whether a pelletized product can be manufactured at a cost which will enable it to be successfully marketed. The loss of kaolin sales to Holnam for both the 1995 and 1994 mining seasons has adversely affected the Company's liquidity and was principally the cause of the net cash deficiency from operations of $308,922 for the year ended September 30, 1995. During fiscal year 1995, management salaries were reduced by 35% and other general and administrative expenses were reduced or eliminated. Management believes that normal sources of internal liquidity, sales of oil, gas and kaolin, will not be sufficient to meet its fixed working capital needs, i.e., lease operating expenses, general and administrative expenses and delay rentals. The Company is currently evaluating the efficacy as well as the feasibility of selling all or a portion of its oil and gas royalty interests in order to meet these working capital needs. If it is unable to do so, expenses will be further reduced by, among other methods, personnel reductions. The Company does not have any sources of external liquidity at this time.

The independent auditor's report indicates that, because of recurring losses and other factors described in Note 2 to the Company's Financial Statements, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company's liquidity is primarily dependent upon its ability to obtain and retain customers for the purchase of its cement grade kaolin. The Company has been able to secure a multi-year purchase contract with only one of its two principal purchasers, an arrangement which has been amended to extend through December, 1997. The year-to-year nature of purchases by the other principal purchaser makes long-range planning difficult. In bidding for purchase contracts, the Company must tender a bid low enough to obtain the contract but not so low as to be unprofitable. While the quality of the Company's kaolin is competitive, transportation costs limit the geographic area for potential purchasers. The Company continues to explore ways to reduce such costs or otherwise expand its sales region.

Kaolin sales are governed principally by the strength of the construction industry, transportation and other factors beyond the Company's control. While other materials may be substituted for kaolin, the Company knows of no more cost efficient substitute at this time.

Results of Operations

Due primarily to decreased mineral and oil and gas sales and a write-down of its Querida and Nome mineral properties, the Company realized a net loss of $421,716 for the year ended September 30, 1995. Decreased oil and gas sales and a write-down of the Querida mineral property for the year ended September 30, 1994, were the primary reasons the Company realized a net loss of $123,117.

Revenues

Mineral sales decreased $565,285 or 28% for the year ended
September 30, 1995 as compared to 1994 as the Company had one customer for the 1995 mining season instead of two as in 1994.

In February, 1994 the Company received $21,767 from Chevron in settlement for pricing and tax adjustments from 1982 to 1992. Factoring out these adjustments, oil and gas sales decreased $22,446 or 10% for the year ended September 30, 1995 as compared to the same period in 1994. This decrease was attributed primarily to oil sales declines from the North Rainbow Ranch Unit, which offset higher oil prices received, and a significant decrease in the price of gas. A comparison of production and prices in 1995 and 1994 is as follows:
                                     1995          1994
Sales Volume
  Oil (bbls)                         8,635        10,443
  Gas (MCF)                         45,362        47,299

Average Sales Price
  Oil (bbls)                        $15.27        $13.15
  Gas (MCF)                         $  .98        $ 1.34

Interest income decreased $63,659 for the year ended September 30, 1995 as compared to 1994 due to interest of $69,187 received from Chevron on price and tax adjustments from 1982 to 1992.

Gain on the sale of railcars was from the sale of the Company's railcars in February, 1995.

Revenue from oil and gas property operations consists of fees received as compensation for supervision during exploration activities and are based on the number of days the Company supervises these exploration activities. These fees amounted to $1,821 for the year ended September 30, 1994. There were no fees received in 1995.

Other revenue for the year ended September 30, 1995 consisted of revenue received from the rental of the railcars prior to their sale, $19,021, and grain sales, $2,232. Other revenue in 1994 was received from grain sales.

Expenses

Mining costs decreased $432,025 or 26% for the year ended September 30, 1995 as compared to 1994 due to the reduction in sales caused by having only one customer for the 1995 season rather than two customers as in 1994.

Lease operating expenses ("LOE"), including production taxes decreased $5,757 or 6% for the year ended September 30, 1995 as compared to 1994 due to decreased oil and gas sales coupled with lower costs in North Rainbow Ranch. A portion of the decrease was offset by increases in production taxes in the Whitney Canyon Field.

Depletion, depreciation and amortization ("DD&A") decreased $71,733 or 45% for the year ended September 30, 1995 as compared to 1994 due to the sale of the railcars and reduced DD&A on oil and gas properties.

The Company performs an annual review of its mineral properties and reduces the carrying value of those properties on which it feels it cannot realize a reasonable return on its investment or cannot further develop. In fiscal 1995, due to the lack of success in finding a buyer or joint venture partner willing to make an up-front payment to the Company of its historical cost in the Nome Gold Prospect ("Nome"), and the lack of certainty as to whether any arrangement entered into will recover these historical costs, for accounting purposes, the Company wrote off its investment in Nome. However, the Company's efforts to put this property into production continue. Nova is currently evaluating the feasibility of mining, on a limited scale, portions of the property on a joint-venture or partnership basis during the 1996 season. If these efforts are successful, the scope of these operations could expand in future years. Further, due to the lack of certainty as to whether any arrangement entered into will recover Nova's historical costs on the Querida Gold Prospect, for accounting purposes, the Company has written off the balance of the prospect. In 1994, it provided an impairment allowance for the carrying value of the Querida Gold Prospect of $60,668 or approximately 50% of its carrying value.

General and administrative expenses decreased $12,719 or 3% for the year ended September 30, 1995 over the same period in 1994 due to lower payroll and related costs. It is anticipated that these costs will decrease in fiscal 1996 due to salary reductions and other cost saving measures.

Interest expense was incurred in 1995 and 1994 on the $436,000 debt incurred to purchase railroad rolling stock. This expense totaled $12,540 and $29,695 for the years ended September 30, 1995 and 1994, respectively. This debt was retired upon the sale of the rolling stock in February, 1995.

Commitments

The Company signed a three-year office lease extension effective February 1, 1994. The Company has leased approximately 2,000 square feet of office and storage space at a cost of approximately $26,000 over the remaining term of the lease. The Company is also obligated under the terms of the contract with one of its rail transportation suppliers to move at least 300 cars during the 1995 and 1996 mining seasons. If the Company does not move at least 300 cars, a $120 per car penalty for each car less than 300 cars will be assessed. Since the Company currently has a contract through December 31, 1997, with its current kaolin purchaser to purchase kaolin in excess of 300 cars, it does not anticipate paying any penalties.

Impact of Inflation

The Company has attempted to counteract the effects of inflation by reducing operating costs to the extent possible. The prices Nova has been receiving for its oil and gas products have fluctuated over the past two years but are not expected to increase significantly in the near future.

New Accounting Standards

Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS 121) was issued in March, 1995, by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995. Adopting this statement by the Company is not expected to have a significant effect on the financial statements.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), was issued by the Financial Accounting Standards Board in October, 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value based method of accounting for employee stock option or similar equity instrument, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in Opinion 25 must make proforma disclosures of net income and, it presented, earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company currently accounts for its equity instruments using the accounting prescribed by Opinion 25. The Company does not currently expect to adopt the accounting prescribed by SFAS 123; however, the Company will include the disclosures required by SFAS 123 in future financial statements.



                         Independent Auditor's Report



The Board of Directors and Stockholders
Nova Natural Resources Corporation:


We have audited the accompanying balance sheets of Nova Natural Resources Corporation as of September 30, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Natural Resources Corporation as of September 30, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has suffered recurring losses from operations which along with other factors described in Note 2 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                  KPMG Peat Marwick LLP

Denver, Colorado
November 21, 1995

             ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      NOVA NATURAL RESOURCES CORPORATION

                 BALANCE SHEETS -- SEPTEMBER 30, 1995 AND 1994



ASSETS                                    1995           1994
Current Assets:
  Cash and cash equivalents           $    70,820    $   130,783
  Accounts receivable:
    Kaolin sales                          251,794        409,134
    Oil and gas sales                      12,132         14,030
    Other                                     884          7,591
    Joint interest participants             3,217          3,541
  Prepaid expenses                          1,500          1,500

    Total current assets                  340,347        566,579

Deposits                                   71,411        102,720

Oil and gas properties (using
    the full cost method of
    accounting), net of accum-
    ulated depletion, depreciation
    & amortization, and valuation
    allowances of $5,836,300 and
    $5,768,796 in 1995 and 1994,
    respectively (Notes 7 & 9)            339,578        398,766

Mineral property interests, net
    of accumulated depletion and
    allowance of $67,147 & $111,552
    in 1995 & 1994, respectively          562,721        850,143

Railroad rolling stock, net
    of accumulated depreciation
    of $54,463 (Note 3)                        --        441,337

Furniture and technical equipment net
    of accumulated depreciation
    of $126,750 and $123,198 in
    1995 and 1994, respectively            41,634          2,517

        Total                         $ 1,355,691    $ 2,362,062

                See accompanying notes to financial statements.

                      NOVA NATURAL RESOURCES CORPORATION

           BALANCE SHEETS (CONTINUED) -- SEPTEMBER 30, 1995 AND 1994



LIABILITIES AND
STOCKHOLDERS' EQUITY                       1995           1994
Current liabilities:
  Accounts payable                    $   220,289    $   528,568
  Accrued Liabilities                      13,472         27,725
  Short term portion of
    notes payable (Note 3)                     --        110,056
  Advances from drilling partners              --          2,967

     Total current liabilities            233,761        669,316

Note payable (Note 3)                          --        162,016

     Total liabilities                    233,761        831,332

Stockholders' equity (Note 5):
  Convertible preferred stock, $1.00
    par value; 5,000,000 shares
    authorized; 2,687,682 shares
    issued and outstanding              2,687,682      2,687,682
  Common stock, $.10 par value;
    50,000,000 shares authorized;
    6,496,188 and 6,323,971
    shares issued in 1995 and
    1994, respectively                    649,619        632,397
  Additional paid in capital            6,454,296      6,458,602
  Accumulated deficit                  (8,669,667)    (8,247,951)

     Net stockholders' equity           1,121,930      1,530,730

Commitments and contingencies
  (Note 11)

     Total                            $ 1,355,691    $ 2,362,062

                See accompanying notes to financial statements.


                      NOVA NATURAL RESOURCES CORPORATION
                           STATEMENTS OF OPERATIONS

                                             Years Ended September 30,
                                                   1995           1994
Revenue:
  Mineral sales (Note 6)                         $ 1,486,287     $ 2,051,572
  Oil and gas sales (Note 6)                         186,553         230,766
  Interest income                                     13,081          76,740
  Gain on sale of railcars                            58,663              --
  Revenue from operating oil and
    gas properties                                        --           1,821
  Other                                               21,253             721

      Total revenue                                1,765,837       2,361,620

Operating, general and administrative expenses:
  Mining costs, including transportation
    and royalties                                  1,259,307       1,691,332
  Lease operating, including production taxes         92,865          98,622
  Depletion, depreciation, and amortization           87,319         159,052
  Mineral property abandonments                      309,199          66,994
  General and administrative                         426,323         439,042
  Interest expense                                    12,540          29,695

      Total expenses                               2,187,553       2,484,737

      Net loss                                   $  (421,716)    $  (123,117)

Loss per share                                   $      (.07)    $      (.02)

      Weighted average shares outstanding          6,323,971       6,035,155

                See accompanying notes to financial statements.

                               NOVA NATURAL RESOURCES CORPORATION
                              STATEMENTS OF STOCKHOLDERS' EQUITY
                            YEARS ENDED SEPTEMBER 30, 1995 AND 1994


                                 Shares of
                                convertible
                                 preferred   Convertible    Shares of
                                  stock       preferred    common stock    Common
                                 issued         stock         issued        stock
Balance, September 30, 1993     2,687,682    $2,687,682     6,023,936    $  602,394

  Contribution of stock to
    Employee Stock Ownership
    Plan                               --            --       285,035        28,503
  Issuance of stock for
    services                           --            --        15,000         1,500
  Net loss                             --            --            --            --

Balance, September 30, 1994     2,687,682     2,687,682     6,323,971       632,397
  Contribution of stock to
    Employee Stock Ownership
    Plan                               --            --       172,217        17,222
  Net loss                             --            --            --            --

Balance, September 30, 1995     2,687,682    $2,687,682     6,496,188    $  649,619



                        See accompanying notes to financial statements.

                             NOVA NATURAL RESOURCES CORPORATION
                      STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                          YEARS ENDED SEPTEMBER 30, 1995 AND 1994


                                             Additional
                                              paid-in         Accumulated
                                              capital           deficit

Balance, September 30, 1993                 $6,459,897        $(8,124,834)

  Contribution of stock to
    Employee Stock Ownership
    Plan                                        (2,495)                --
  Issuance of stock for
    services                                     1,200                 --
  Net loss                                          --           (123,117)

Balance, September 30, 1994                  6,458,602         (8,247,951)

  Contribution of stock to
    Employee Stock Ownership
    Plan                                        (4,306)                --
  Net loss                                          --           (421,716)

Balance, September 30, 1995                 $6,454,296        $(8,669,667)



                      See accompanying notes to financial statements.


                              NOVA NATURAL RESOURCES CORPORATION
                                   STATEMENTS OF CASH FLOWS



                                                                 Years Ended September 30,

                                                                  1995               1994
Cash flows from operating activities:
  Net loss                                                    $  (421,716)       $  (123,117)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depletion, depreciation and amortization                     87,319            159,052
      Contribution of stock to ESOP                                12,916             26,008
      Mineral property abandonments                               309,199             66,994
      Gain on sale of railcars                                    (58,663)                --
      Issuance of common stock for services                            --              2,700
  Change in operating assets and liabilities:
      Decrease (increase) in accounts receivable                  166,269           (102,608)
      Decrease in prepaid expenses                                     --              7,746
      Decrease (increase) in deposits                              31,309               (911)
      Increase (decrease) in current liabilities                 (435,555)           238,086

          Net cash provided (used) by operating activities       (308,922)           273,950

Cash flows from investing activities:
  Proceeds from sale of oil and gas properties                         --              3,750
  Proceeds from sale of railcars                                  500,000                 --
  Capital expenditures - oil and gas properties                    (8,316)           (49,284)
  Capital expenditures - mineral properties                       (38,040)          (153,436)
  Capital expenditures - railcars                                      --            (15,769)
  Capital expenditures - office and technical equipment           (42,669)            (1,500)

          Net cash provided (used) by investing activities        410,975           (216,239)

Cash flows used by financing activities:
  Principal payments on note payable                             (162,016)          (101,119)

          Decrease in cash and cash equivalents                   (59,963)           (43,408)

Cash and cash equivalents, beginning of year                      130,783            174,191

Cash and cash equivalents, end of year                        $    70,820        $   130,783



                        See accompanying notes to financial statements.


                      NOVA NATURAL RESOURCES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1995 AND 1994


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following significant accounting policies are followed by Nova Natural Resources Corporation (the "Company") in preparing and presenting its financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and investments with original maturities to the Company of three months or less.

Oil and Gas Properties

The Company follows the "full cost" method of accounting for its oil and gas properties, in accordance with rules promulgated by the Securities and Exchange Commission ("SEC"). All costs associated with property acquisition, exploration, and development activities are capitalized in one cost center (the "full cost pool"), including internal costs that can be identified with those activities, and costs of unsuccessful exploration. No gains or losses are recognized on the sale or abandonment of oil and gas properties unless the transaction involves the sale of significant reserves. All of the Company's properties are located within the continental United States.

Capitalized costs less related accumulated amortization may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves, calculated using current prices; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties.

Amortization of the full cost pool is computed using the units-of-production method based on proved reserves as determined annually by the Company and independent petroleum engineers. The provision for depletion, depreciation, and amortization on a per equivalent barrel basis during fiscal years 1995 and 1994 was $4.17 and $5.38, respectively.

Mining Properties

Acquisition and exploration costs associated with mineral properties are capitalized pending determination of commercially exploitable reserves. Proceeds from sale of interests in mineral properties are credited against these capitalized costs. Expenditures related to unsuccessful exploration activities are expensed. If the property is determined to have commercial ore deposits capable of production, development costs are capitalized and amortized as the ore is produced. Reclamation takes place concurrently with production and costs are expensed as mining costs in the year that they occur. When a property is determined to be noncommercial, nonproductive, or impaired in value, any unamortized costs in excess of the estimated net realizable value are expensed.

Railroad Rolling Stock

Railroad rolling stock was stated at cost and was depreciated using the straight-line method over an estimated useful life of fifteen years. This asset was sold to a nonaffiliated third party in February, 1995.

Furniture and Technical Equipment

Furniture and technical equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from three to eight years.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes, as set forth in Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using enacted tax rates expected to apply in the years in which such temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in the period of the enactment date.

A valuation allowance equal to the amount of the net tax asset has been established at September 30, 1995, as it is more likely than not that the tax asset will not be realized. No income tax benefit was recognized for operating losses incurred in 1995 and 1994 due to the uncertainty of realization.

Differences between financial statement income (loss) and tax income (loss) are represented primarily by intangible drilling and completion costs and property abandonments. These costs are deducted currently for federal income tax purposes and deferred for financial statement purposes. Full cost pool adjustments are deducted for financial statement purposes and are not currently deductible for tax purposes. Because of cumulative operating losses, no deferred income taxes have been recorded.

Loss Per Share

Loss per share is computed by dividing net loss attributable to common stock by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include, convertible preferred stock and dilutive effects of stock options using the treasury stock method, which were antidilutive for 1995 and 1994.

Reclassification

Certain amounts have been reclassified for comparibility with the 1995 presentation.

(2) CURRENT OPERATIONS

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has, as described below, lost a major customer for 1996. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's liquidity is primarily dependent upon its ability to secure customers for the purchase of its cement grade kaolin. In September 1995, the Company was again notified that Holnam, Inc., one of the major purchasers of the Company's kaolin, would not purchase kaolin during the 1996 mining season. The Company believes that liquidity will be adversely affected by the loss of kaolin sales, and normal sources of internal liquidity will not be sufficient to meet its fixed working capital needs.

Due to concerns about the Company's cash flow, management salaries were reduced by 35% during fiscal year 1995. The Company intends to further reduce general and administrative expenses. The Company is attempting to sell certain of its mineral and oil and gas properties. If the Company is unable to sell these properties or otherwise acquire additional capital, it will be necessary to further reduce costs. The Company does not anticipate incurring significant additional working capital obligations.

(3)   NOTE PAYABLE

In February, 1993, the Company purchased forty railcars which were used to transport kaolin clay from the Company's operating mine. The Company financed $436,000 of the cost over 48 months at an interest rate of 8.5% per annum. These railcars were sold in February, 1995 and both the short and long term portion of notes payable were paid-in-full.

(4) INCOME TAXES

The components of the net deferred tax assets and liabilities at September 30, 1995 and 1994, computed in accordance with SFAS No.
109 are as follows:

                                             1995          1994
Deferred tax assets:
  Net operating loss carryforward        $ 3,392,118   $ 2,970,832
  Other                                           --        28,900

      Total gross deferred tax
        assets                             3,392,118     2,999,732

  Less valuation allowance                (3,169,939)   (2,783,487)

      Net deferred tax assets                222,179       216,245

Deferred tax liabilities
  depletion, depreciation,
    amortization, and valuation
    allowance for income tax
    purposes in excess of amounts
    for financial statement purposes        (222,179)     (216,245)

      Net deferred tax liabilities       $        --   $        --

The Company has net operating loss carryforwards at September 30, 1995 for federal income tax reporting purposes of approximately $8,930,000. The Company also has an alternative minimum tax net operating loss of approximately $8,640,000. Approximately $3,450,000 of these losses will expire during 1996 and 1997, with the balance expiring over the period ending in the year 2010. The net change in the valuation allowance for the year ended September 30, 1995 was $386,452.

(5)   STOCKHOLDERS' EQUITY

Preferred Stock

The Company's Preferred Stock outstanding is convertible into 5,375,364 shares of Common Stock. The Preferred Shares contain
2-for-1 voting rights, have a $1.00 liquidation preference and have no stated dividend rate.

If full conversion of all outstanding Convertible Preferred Stock and the options described below occurred, the Company would have outstanding 13,311,552 shares of its Common Stock.

Stock Option Plans

The Board of Directors have approved two stock option plans for the benefit of Nova employees and key personnel. The first plan, the Nova Natural Resources Corporation 1989 Nonqualified Stock Option Plan (the "Nonqualified Plan") includes terms whereby key personnel are issued options to purchase shares of the Company's Common Stock at the market price at the time of grant. The options vest and are exercisable in increments as specified by the Board of Directors at the date of grant and expire five years after the date of grant. Unexercised options, both vested and unvested portions, granted to key personnel who subsequently terminate association with the Company, are cancelled upon termination. The second plan, the Nova Natural Resources Corporation 1989 Incentive Stock Option Plan, a qualified plan (the "Incentive Plan"), includes terms whereby key employees are issued options to purchase shares of the Company's Common Stock at the market price of the stock on the date of grant. The options vest and are exercisable over a five-year period.

Options, both vested and unvested portions, granted to employees who subsequently terminate employment with the Company are cancelled if not exercised within three months after termination of employment.

A total of 2,000,000 shares have been reserved for issue under the two plans. Data at September 30, 1995 and 1994 concerning these two plans is as follows:

                               Nonqualified Plan

                                        1995            1994
Outstanding, beginning of year         645,000         670,000
Granted during year                         --         625,000
Cancelled during year                  (25,000)       (650,000)

    Outstanding and exercisable,
      end of year                      620,000         645,000

Price per share                      $.0625 - $.18   $.0625 - $.18
                                Incentive Plan

                                        1995            1994
Outstanding, beginning of year         820,000         320,000
Granted during year                         --         800,000
Cancelled during year                       --        (300,000)

    Outstanding and exercisable,
      end of year                      820,000         820,000

Price range per share               $.09375 - $.105 $.09375 - $.105

Stock Ownership Plan

The Company has also established the "Nova Natural Resources Corporation Employee Stock Ownership Plan" (the "Plan") for all employees. The Plan provides for annual contributions of Company stock to a trust in an amount determined by the Board of Directors. The Company's contributions to the Plan during the fiscal years ended September 30, 1995 and 1994 amounted to stock with an aggregate value of $12,916 and $26,008, respectively.

(6)   SIGNIFICANT CUSTOMERS

For the years ended September 30, 1995 and 1994, the Company had three customers which accounted for 71% and 78% of the Company's oil and gas sales, respectively. For the years ended September 30, 1995 and 1994, the Scurlock Permian Company accounted for 25.8% and 21.2%, respectively; Chevron U.S.A. accounted for 22.9% and 35.8%, respectively; and Eighty-Eight Oil Company accounted for 22.2% and 21.2%, respectively. No other customer accounted for over 10% of oil and gas sales.

Further, for the years ended September 30, 1995 and 1994, the Company had two customers which together accounted for 100% of the Company's mineral sales, Holnam, Inc. and Lehigh Portland Cement
Company ("Lehigh").

(7)  RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company (either individually or through other companies under their direct control) participate in many of the wells drilled by the Company. The Company also owns interests in various producing and nonproducing mineral properties with the REM Family Trust ("the Trust"), a trust in which the Chairman of the Company is the trustee.

The Company and the Trust jointly owned property on the Company's cement grade kaolin property in Redwood Falls, Minnesota. On September 1, 1991, the Trust exchanged all of its rights, title and interest in this property in exchange for a $.15 per ton royalty on all kaolin sold from the property. The exchange of this interest was negotiated between the Trust and Nova and no third party evaluation was sought. No additional compensation costs were incurred as a result of this transaction.

The Company and the Trust jointly own, through various agreements, an interest in a gold prospect in southern Colorado and various oil and gas property interests.

Pursuant to an overriding royalty plan established by the Company, a management committee may grant an overriding royalty interest (not to exceed 2% of 100%) in a specific property or prospect to key employees who contribute significantly to the selection, acquisition, development, and continued operation of such properties. No overriding royalty interests were awarded during 1995 and 1994.

(8)  SEGMENT INFORMATION

The Company operates entirely in the United States and principally in two industries, oil and gas and mining. Operations in both industries comprise acquisition, exploration, development, and production of oil and gas or mineral properties.

Information about the Company's operations in these industries for the years ended September 30, 1995 and 1994 is as follows:

                                                       Year ended September 30, 1995

                                               Oil and Gas         Mining        Consolidated
Operating revenue                              $   186,553      $ 1,486,287      $ 1,672,840

Operating expenses                                 156,814        1,866,932        2,023,746
Depreciation, depletion and amortization            67,504           17,787           85,291

      Total operating expenses                     224,318        1,884,719        2,109,037

      Loss from operations                         (37,765)        (398,432)        (436,197)

General corporate income (net of
  other expenses)                                                                     27,021
Interest expense                                                                     (12,540)

      Net Loss                                                                   $  (421,716)

Identifiable assets at September 30, 1995      $   339,578      $   562,721      $   902,299
Corporate assets                                                                     453,392

      Total assets at September 30, 1995                                         $ 1,355,691

                                                       Year ended September 30, 1994

                                               Oil and Gas         Mining        Consolidated
Operating revenue                              $   230,766      $ 2,051,572      $ 2,282,338

Operating expenses                                 164,179        2,095,951        2,260,130
Depreciation, depletion and amortization            97,150           55,149          152,299

      Total operating expenses                     261,329        2,151,100        2,412,429

      Loss from operations                         (30,563)         (99,528)        (130,091)

General corporate income (net of
  other expenses)                                                                     36,669
Interest expense                                                                     (29,695)

      Net loss                                                                   $  (123,117)

Identifiable assets at September 30, 1994      $   398,766      $ 1,291,480      $ 1,690,246
Corporate assets                                                                     671,816

      Total assets at September 30, 1994                                         $ 2,362,062

Loss from operations is total revenue less operating and general administrative expenses, excluding corporate expenses.
Identifiable assets by industry are those assets that are used by the Company's operations in each industry.

(9)  SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS

The information on the Company's oil and gas operations for the years ended September 30, 1995 and 1994, as shown in this schedule is based on the full-cost method of accounting, as defined by the Securities and Exchange Commission (SEC), and is presented in conformity with the disclosure requirements of the SEC and Statement of Financial Accounting Standards (SFAS) No. 69 Disclosures about Oil and Gas Producing Activities.

Information related to the Company's oil and gas operations is summarized as follows:

                                         1995             1994
Capitalized costs:
  Unproved properties                $   106,753      $   155,834
  Proved properties                    6,069,125        6,011,728
                                       6,175,878        6,167,562
Accumulated depletion,
  depreciation, amortization
  and valuation allowances            (5,836,300)      (5,768,796)

                                     $   339,578      $   398,766

Costs incurred in oil and gas producing activities are as follows:

                                         1995             1994
Capitalized:
  Property acquisition costs         $     8,316      $    49,284

  Development costs                  $        --      $        --

Expenses - depletion, depreciation,
  and amortization                   $    67,504      $    97,150


Oil and Gas Reserve Information (Unaudited)

The following information presents the Company's estimate of its proved oil and gas reserves, all of which are located in the Continental United States. The Company emphasizes that reserve estimates are inherently imprecise and are expected to change as future information becomes available. The oil estimates (BBLS) and the natural gas estimates (MCF) as of September 30, 1995 and 1994 have been prepared by an independent firm of petroleum engineers.


                                             1995                   1994

                                       (BBLS)     (MCF)       (BBLS)     (MCF)
Proved reserves:
  Beginning of year                    32,305    263,165      36,721    253,677
    Revisions of previous estimates    12,948     58,512       6,027     56,787
    Extensions, discoveries, and
      other additions                      --         --          --         --
    Sales of reserves-in-place             --         --          --         --
    Production                         (8,635)   (45,362)    (10,443)   (47,299)

  End of year                          36,618    276,315      32,305    263,165

Proved developed reserves:
  Beginning of year                    32,305    263,165      36,721    253,677

  End of year                          36,618    276,315      32,305    263,165

Standardized Measure of Discounted Future Net Cash Flows and the
Changes Therein (Unaudited)

The following presentations contain no provision for estimated future income tax expenses due primarily to net operating loss carryforwards and tax credits. The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at September 30, 1995 and 1994, is as follows:

                                                      1995            1994
Future cash in-flows                             $   948,375     $   854,554
Future production costs                             (375,219)       (359,858)
Future development costs                              (5,000)         (5,000)

      Future net cash flows                          568,156         489,696

10% annual discount for estimated
  timing of cash flows                              (197,583)       (179,402)

      Standardized measure of discounted
        future net cash flows                    $   370,573     $   310,294

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 1995 and 1994:


                                                     1995            1994
Standardized measure of discounted future
  net cash flows at beginning of year            $   310,294     $   433,139
Sales & transfers of oil and gas produced,
  net of production costs                            (93,688)       (132,144)
Sales of reserves-in-place                                --              --
Net changes in prices and production costs            12,065         (99,579)
Extensions, discoveries, and improved
  recovery, less related costs                            --              --
Revisions of previous quantity estimates             103,710          83,115
Changes in estimated future development costs                            415
Development costs incurred during the period
  that reduced future development costs                   --              --
Accretion of discount                                 17,940          24,041
Net change in income taxes                                --              --
Other                                                 20,252           1,307
    Standardized measures of discounted future
      net cash flows at end of year              $   370,573     $   310,294


The Company estimates net quantities of proved reserves of oil and gas and calculates the standardized measure of discounted future net cash flows using current prices in effect at the time estimates are made.

(10)  SUPPLEMENTAL INFORMATION ON MINERAL PROPERTIES

Mineral acquisition costs are those costs incurred in acquiring a property for exploration and include lease bonuses, lease rentals, and land services costs. Exploration costs are those incurred in connection with probing an area of likely mineralization for specific deposits. Exploration may be conducted before or after the acquisition of mineral rights. Exploration costs are capitalized until exploration as been determined to be unsuccessful at which point they are charged against earnings. Development costs are incurred once it is determined that mineral reserves exist and can be commercially recovered. They end upon the commencement of commercial production. A summary of the Company's capitalized acquisition, exploration and development costs for the years ended September 30, 1995 and 1994 follows:


                                            1995           1994
Kaolin mine
  Acquisition                          $    60,896    $    60,896
  Development                              465,194        456,420

Nome gold property
  Acquisition                                   --        142,687
  Development                                   --         79,817

Querida gold property
  Acquisition                                   --         80,518
  Development                                   --         40,819

Kaolin paper prospect
  Acquisition                               65,875         65,875
  Development                               35,714         34,663

Other miscellaneous prospects
  Acquisition                                  540             --
  Development                                1,649             --
                                           629,868        961,695


Less accumulated depletion and
  valuation allowance                      (67,147)      (111,552)

                                       $   562,721    $   850,143

Kaolin Mine

The Company's kaolin mine is located in Redwood Falls, Minnesota.
The Company currently has a 100% working interest in approximately 69 acres permitted for the purpose of mining kaolin clay. Kaolin is used, in this case, in the manufacture of cement.

Nome Gold Property

The Company has a 100% working interest in 21,411 acres offshore at Nome, Alaska. Nova is currently attempting to sell the property or obtain a joint venture partner to put up the funds necessary to develop the property. Due to the lack of success in finding a buyer or joint venture partner who would be willing to make an up-front payment to the Company of its historical cost in this property, and the lack of certainty as to whether any arrangement entered into will recover those historical costs, for accounting purposes, the Company has written off its investment in the property.

Querida Gold Property

The Company owns a 42.22% interest in a gold prospect in Custer County, Colorado. Due to the lack of certainty as to whether any arrangement entered into will recover Nova's historical costs in the Querida prospect, for accounting purposes, the Company has written off its investment in the property.

Kaolin Paper Project

Effective July 1, 1993, the Company entered into a Joint Venture and Operating Agreement ("the Agreement") with an unaffiliated mineral development company ("the UMDC"). The Agreement assigned a 100% working interest in the Company's paper grade kaolin prospect (the "Prospect") in southwestern Minnesota in exchange for the agreement by the UMDC to pay 100% of the costs of exploring for and developing paper grade kaolin and other industrial minerals on property in the Prospect. The Company retains a 10% net proceeds in the Prospect until the UMDC has recovered 100% of its capitalized costs. At that time, the Company has the option to purchase a 30% working interest by paying the UMDC an amount equal to 15% of the capitalized costs from April 1, 1993 to the date of recovery of those costs by the UMDC.

Since the Company has only one mining operation, the kaolin mine, in production, and since reclamation occurs concurrently with mining, no reclamation liabilities have been recorded. Further, the Company is not currently subject to any pending administrative or judicial enforcement proceedings arising under environmental laws or regulations.

(11)  COMMITMENTS AND CONTINGENCY

Rail Transportation Contract

The Company is obligated under the terms of the contract with one of its rail transportation suppliers to move at least 300 cars during 1995 and at least 300 cars during 1996. If the Company does not move at least 300 cars, a $120 per car penalty for each car less than 300 cars will be assessed. Since the Company currently has a contract through 1997 with its kaolin purchaser to purchase in excess of 300 cars, it does not anticipate paying any such penalties.

Leases

Future minimum rental payments for office facilities under the remaining terms of a noncancelable lease are $19,400 and $6,500 for the years ending September 30, 1996 and 1997, respectively.

Net rental payments charged to expense amounted to $20,183 in 1995 and $19,687 in 1994.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The directors of the Company are set forth in the following table:

Name and Other Positions                            Served as
 Held With the Company                      Age     Director Since

Robert E. McDonald, Chairman of the
  Board (1) (2)                              67      April 22, 1986

Brian B. Spillane, President and
  Chief Executive Officer (3)                59      April 22, 1986

Milton O. Childers                           67      April 22, 1986

Thomas F. Kane (2)                           55      April 22, 1986

Robert W. Meier (2)                          59      April 22, 1986

John R. Parker                               49      April 22, 1986


   (1)  Chairman of the Board since April 22, 1986.

   (2)  Member of the Executive Committee.

   (3)  President and Chief Executive Officer since April 1, 1989.

All directors are elected to serve until the next annual meeting or until retirement or resignation. There is no family relationship between any director of the Company and any other director or executive officer. The following paragraphs set forth an account of the business experience of each of the Company's directors and executive officers, including his principal occupation and employment.

Mr. McDonald is currently a consulting geologist and oil and gas explorationist. He is also engaged in agricultural and real estate pursuits. He was President of Nova Natural Resources Corporation from its inception until his resignation on April 1, 1989. He continues to serve as Chairman of the Board of the Company. From January 1, 1984 to September, 1986, he was President and Chairman of the Board of Nova Petroleum Corporation, a predecessor to the Company. He graduated from the University of Kansas in 1951 with a B.S. degree in Geology. Mr. McDonald has published several papers relating to oil and gas geology in the Rocky Mountain area.

Mr. Spillane became President and Chief Executive Officer of the Company effective April 1, 1989. Prior to that time he was an independent consultant to the oil, gas and minerals industry. From February, 1982 to November, 1987, he was employed as Executive Vice President of Barrett Resources Corporation, a publicly held oil and gas exploration company, where his duties primarily involved mergers, acquisitions, and capital financing in addition to involvement in other operations. He graduated from the University of Detroit in 1961 with a B.S. in Mechanical Engineering and holds a M.S. in Mechanical Engineering from San Diego State University. He is a Registered Professional Engineer (mechanical) in California.

Dr. Childers was President, Treasurer, and Director of Power Resources Corporation until the merger in 1986 of Power Resources Corporation into Nova Natural Resources Corporation, and holds B.S. and M.A. degrees in geology from the University of Wyoming and a Ph.D. degree in geology from Princeton University. Dr. Childers was an independent consulting geologist in the Denver, Colorado area from 1986 to 1992 when he became the Company's Exploration Manager. He became the Vice President of Exploration of the Company in January, 1993, and continues in that capacity.

From 1972 until 1994 Mr. Kane was founder and Chairman of Printon
Kane, Inc., an institutional investment banking firm. In 1994 he joined International Telephone Group as Chairman. He is a graduate of Fordham University and for over ten years he has been an investor in various oil and gas projects.

Mr. Meier served as President and Chairman of the Board of Nova Petroleum Corporation from May 1979 to January 1, 1984. From 1984 to 1989 he was an independent consulting geologist. From 1989 to 1994 he was Project Geologist for Dames & Moore, specializing in the disposal of hazardous waste materials. He is currently retired, but occasionally works as a consulting geologist. He graduated from Northern Illinois University in 1961 with a B.S. degree in Geology and in 1964 received an M.S. degree in Geology from Southern Methodist University. Mr. Meier is a member of the American Association of Petroleum Geologists and is a certified member of the Association of Professional Geological Scientists.

Mr. Parker is currently a real estate developer in Vermont. Prior to this activity he was a registered investment councilor with McRae Capital Management in Morristown, New Jersey. Prior to joining McRae, Mr. Parker worked as an independent financial consultant to various companies and as a general partner in an investment banking firm. Mr. Parker is also a director of several investment companies associated with the Capstone Group in Houston, Texas. He graduated from St. Lawrence University in 1969 with a B.S. in Psychology and holds a P.M.D. from Harvard Graduate School of Business Administration.

No directors of the Company receive compensation as directors, although certain expenses incurred for Company business may be reimbursed.

Executive Officers

The following table sets forth the executive officers of the
Company:

  Name and Officer                Age     Served as Officer Since

Brian B. Spillane
  President and Chief
  Executive Officer                59           April 1, 1989

James E. Taets
  Vice President, Secretary
  and Treasurer                    40           April 22, 1986

Milton O. Childers
  Vice President of Exploration,
  and Assistant Secretary          67           January 22, 1993

An account of the business experience during at least the past five years of Mr. Taets is as follows (for Messrs. Spillane and Childers, see "Directors"):

Mr. Taets was Treasurer and Controller of Nova Petroleum
Corporation from September, 1982 to April, 1986, at which time he became Vice President, Secretary and Treasurer of the Company. He graduated from Augustana College in 1977 with a degree in Accounting and Business Administration.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of the Chief Executive Officer and Exploration Manager of the Company as of September 30, 1995, 1994, and 1993 for services in all capacities to the Company.

                              Summary Compensation Table

                                            Long Term Compensation
                              Annual
                           Compensation             Awards
     Name and                 Salary    Restricted Stock     Options
Principal Position   Year       $          Award ($)*           #

Brian B. Spillane    1995     67,939         45,292              -
     CEO             1994     79,829          7,983           200,000
                     1993     75,000         18,750              -

Milton O. Childers   1995     66,160         44,107              -
Exploration V.P.     1994     76,578          7,859           200,000
                     1993     72,000         18,000              -
*ESOP contribution

                             Option Grants in Last Fiscal Year

                         Individual Grants
                                    % of Total
                       Options      Options Granted  Exercise or
                       Granted/     to Employees      Base Price  Expiration
     Name             (Expired)     in Fiscal Year      ($/sh)       Date

Brian B. Spillane         --               -%             --            -
Milton O. Childers        --               -%             --            -


Employee Stock Option Plans

Under the terms of the Nova Natural Resources Corporation 1989 Nonqualified Stock Option Plan (the "Nonqualified Plan"), key personnel are issued options to purchase shares of the Company's Common Stock at the market price at the time of the award. The options are exercisable over a five year period in increments as specified by the Board of Directors. Upon termination of association with the Company, unexercised options, both vested and unvested, are cancelled.

Also available to employees and management is the Nova Natural Resources Corporation 1989 Incentive Stock Option Plan, a qualified plan (the "Incentive Plan"). Under the terms of the Incentive Plan, options to purchase shares of the Company's Common Stock are issued to key employees at the market price of the stock on the date of issue. The options are exercisable over a five year period. Options, both vested and unvested portions, granted to employees who subsequently terminate employment with the Company are cancelled if not exercised within three months after termination of employment.

A total of 2,000,000 shares of the Company's Common Stock have been reserved for issuance under the terms of the two Plans. At September 30, 1995, options to purchase 600,000 shares of Common Stock had been issued to the Company's Directors under the Nonqualified Plan and another 20,000 shares had been issued to non-directors; under the Incentive Plan, options to purchase 820,000 shares had been issued, including, 200,000 each to Messrs. Spillane, Childers and Taets. None of the options issued under the Plan were exercised during 1995.

Employee Stock Ownership Plans

The Board of Directors and the stockholders of the Company have also adopted the Nova Natural Resources Corporation Employee Stock Ownership Plan ("ESOP") for the benefit of its full-time employees, including its officers and directors.

Only employees who have reached the age of 21 and have completed one year of Company service are eligible to participate in this plan. With respect to each plan year, the Company may contribute cash or Common Stock of the Company to a trust in such amounts as the Board of Directors deems advisable. Contributions may not exceed the lesser of 25% of the participant's total annual compensation or $25,000. Any cash contributions are to be used primarily by the trustee to purchase shares of Common Stock of the Company, which, in addition to shares of Common Stock of the Company contributed by the Company, are allocated to the accounts of all participants in the ratio that the total annual compensation (not in excess of $100,000) of each participant bears to the total compensation of all participants in such year. The plan does not allow contributions by participants.

Each participant's right to the stock allocated to his account is fully vested after three years of service. Nonetheless, a participant's benefits will be fully vested if his employment terminates by reason of death or upon his reaching 65. If a participant incurs a break in service (passage of one plan year in which the employee works 500 or fewer hours), his benefits are forfeited to the extent they have not vested. All forfeitures are allocated among the remaining participants in the same manner as the annual contribution.

Distributions under the plan are to commence no later than 60 days after the last day of the year in which the participant reaches age 65 or, if later, the plan year in which the participant terminates employment with the Company. The distribution will consist of the Company's Common Stock. Any distributions are payable in a lump sum or, if the participant elects, in annual or monthly installments.

Each participant is entitled to direct the trustee as to the manner in which any stock allocated to his account is voted. The trustee is empowered to vote any stock which has not been allocated in a manner which, in the judgement of the Board of Directors, represents the participants' best interests.

As of September 30, 1995, 398,211, 411,278 and 201,497 shares have been allocated to accounts of Messrs. Spillane, Taets, and Childers, respectively. No other current officers or directors of Nova are currently eligible to participate in the plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Principal Shareholders

The following table sets forth the only persons known to the Company, as of September 30, 1995, to own beneficially more than 5% of the Company's Common Stock, $.10 par value, or the Company's Convertible Preferred Stock, $1.00 par value, the Company's only classes of issued and outstanding voting securities. Except as otherwise noted in the footnotes to the table, each person named has sole voting and investment powers relating to his shares.

Name and Address               Amount and Nature of       Percent
of Beneficial Owner            Beneficial Ownership       of Class

Preferred Stock

Thomas F. Kane                     1,098,841               40.88%
39 Prospect Hill Avenue
Summit, New Jersey 07901

Robert E. McDonald                   794,421 (1)           29.56%
P.O. Box 481243
Denver, CO 80248-1243

Karen McDonald                       794,420 (3)           29.56%
1457 High
Denver, CO 80218

Common Stock

Thomas F. Kane                     1,092,679 (2)           16.82%
39 Prospect Hill Avenue
Summit, New Jersey 07901

Robert E. McDonald                   484,851 (1)            7.46%
P.O. Box 481243
Denver, CO  80248-1243

Karen McDonald                       484,850 (3)            7.46%
1457 High
Denver, CO 80218

Milton O. Childers                   431,494 (5)            6.64%
179 E. Brown Place
Aurora, CO 80013

James E. Taets                       411,427 (4)            6.33%
P.O. Box 481104
Denver, CO 80248

Brian B. Spillane                    398,211 (6)            6.13%
255 S. Eudora
Denver, CO 80222

(1) The preferred and common shares are held by the REM Family Trust, in which Mr. McDonald is the Trustee. Does not include 200,000 shares underlying stock options held by Mr. McDonald. Includes options held by three officers and one director of the Company to purchase an aggregate of 636,788 shares of common stock directly from Mr. McDonald, all exercisable at $.10 per share at any time on or before April 3, 2003.

(2) Consists of 466,395 shares held by Printon Kane and Co., a Delaware Corporation in which Mr. Kane was a principal stockholder and Chairman of the Board, and 50,761 shares held by Kane Holding, Inc. and 575,523 shares owned by Mr. Kane personally. Does not include 200,000 shares underlying stock options held by Mr. Kane. Includes options held by three officers to purchase an aggregate of 1,023,576 shares of common stock directly from Mr. Kane. These options are exercisable at $.10 per share at any time on or before April 3, 2003.

(3)   The preferred and common shares are held by the Karen
      McDonald Trust, in which Ms. McDonald is Trustee. Includes options held by three officers and one director of the Company to purchase an aggregate of 636,787 shares of common stock directly from Ms. McDonald, all exercisable at $.10 per share at any time on or before April 3, 2003.

(4) Consists of 411,278 shares vested in his account under the ESOP and 149 owned directly, but does not include options to purchase 200,000 shares directly from the Company, options to purchase 75,000 shares directly from Mr. McDonald, options to purchase 75,000 shares directly from Ms. McDonald, or options to purchase 150,000 shares directly from Mr. Kane.

(5) Consists of 225,154 shares owned by Mr. Childers, 4,843 shares held by Mr. Childers' wife and 201,497 shares vested under the ESOP, but does not include options to purchase 186,789 shares directly from Mr. McDonald, options to purchase 186,788 shares from Ms. McDonald, options to purchase 373,576 shares directly from Mr. kane, or options to purchase 200,000 shares from the Company.

(6) Consists of 398,211 shares vested in his account under the ESOP, but does not include options owned by Mr. Spillane to purchase 250,000 shares directly from Mr. McDonald, options to purchase 250,000 shares directly from Ms. McDonald, options to purchase 500,000 shares directly from Mr. Kane or options to purchase 200,000 shares from the Company.


The following table shows, at September 30, 1995, the shares of the Company's Common Stock, $.10 par value, beneficially owned by each of the officers and directors of the Company and the shares beneficially owned by all of the officers and directors as a group. Except as otherwise noted in the footnotes to the table, each person named has sole voting and investment powers related to his shares.

    Name of                 Amount and Nature of     Percent
Beneficial Owner            Beneficial Ownership     of Class

Robert E. McDonald               484,851 (1)           7.46%
Brian B. Spillane                398,211 (3)           6.13%
James E. Taets                   411,427 (4)           6.33%
Milton O. Childers               431,494 (5)           6.64%
Thomas F. Kane                 1,092,679 (6)          16.82%
Robert W. Meier                  193,178 (7)           2.97%
John R. Parker                        -- (8)            (2)

All Directors and Officers
as a group (7 persons)         3,011,840              46.35%


      (1)   See note (1) of the preceding table.

      (2)   Less than 1%.

      (3)   See note (6) of the preceding table.

      (4)   See note (4) of the preceding table.

      (5)   See note (5) of the preceding table.

      (6)   See Note (2) of the preceding table.

      (7) Does not include 200,000 shares underlying stock options held by Mr. Meier.

      (8) Does not include options owned by Mr. Parker to purchase 125,000 shares directly from Mr. McDonald, options to purchase 125,000 shares directly from Ms. McDonald, or options to purchase 200,000 shares from the company.

The following table shows as of September 30, 1995, the shares of the Company's Common Stock, $.10 par value, assuming full conversion of the Preferred Stock and full exercise of all options.

    Name of                 Amount and Nature of        Percent
Beneficial Owner            Beneficial Ownership        of Class

Robert E. McDonald             1,636,904                12.30%
Brian B. Spillane              1,598,211                12.01%
James E. Taets                   991,427                 7.45%
Milton O. Childers             1,378,647                10.36%
Thomas F. Kane                 2,466,785                18.53%
Robert W. Meier                  393,178                 2.95%
John R. Parker                   250,000                 1.88%

All Directors and Officers
as a group (7 persons)         8,715,152                65.48%



If full conversion of all outstanding shares of convertible preferred stock and options occurred, the Company would have outstanding 13,311,552 shares of its Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain of the Company's directors and officers have participated directly or indirectly in the past and may continue to participate, from time to time in the future, in oil, gas and mineral prospects in which the Company has an interest. All such participation has been and will continue to be on terms no less favorable to the Company than it can obtain from unaffiliated persons.

The Company and the Chairman of the Board jointly owned property on the Company's cement grade kaolin property in Redwood Falls, Minnesota. In 1992, the Company purchased the Chairman's interest in this property for a $.15 per ton royalty on all kaolin removed from that portion of the mine. The Company has determined that the amount received by the Chairman of the Board in 1995 and 1994 is not material.

There have been no other significant transactions between the Company and officers or directors of the Company during the fiscal year ended September 30, 1995. See also "Item 10. Executive
Compensation".

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) (3)  Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of the Regulation S-K or are incorporated by reference to previous filings.

 Exhibit
Table No.      Document                                   Reference

  (2)          Articles of Incorporation and By-Laws         (a)

  (3)          Instruments defining the right of
               security holders, including indentures        N/A

  (5)          Voting trust agreement                        N/A

  (6)          Material contracts not in ordinar
                      course of business                     N/A

  (7)          Material foreign patents                      N/A



(a)  Filed with Registration Statement No. 33-5520 (under the
     Securities Act of 1933) and incorporated herein by this reference.

(b) The following documents were filed and are incorporated herein:
                                Description of
                              Document and Filing

  (i) Convertible Preferred Stock Purchase Agreement filed with Form 10-Q dated December 31, 1986.

 (ii) Nova Natural Resources Corporation 1987 Nonqualified Stock Option Plan and 1987 Incentive Stock Option Plan.




                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Nova Natural Resources Corporation has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Denver, Colorado on this 22nd day of December, 1995.

                              NOVA NATURAL RESOURCES CORPORATION
                              (Registrant)


                               By:/s/ Brian B. Spillane
                                  Brian B. Spillane, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                        Date


/s/ Robert E. McDonald              Chairman of                 12-22-95
Robert E. McDonald                  the Board

/s/ Brian B. Spillane               President, Chief            12-22-95
Brian B. Spillane                   Executive Officer

/s/ James E. Taets                  Vice President,             12-22-95
James E. Taets                      Secretary and Treasurer

/s/ Milton O. Childers              Director                    12-22-95
Milton O. Childers

/s/ John R. Parker                  Director                    12-22-95
John R. Parker

/s/ Thomas F. Kane                  Director                    12-22-95
Thomas F. Kane

/s/ Robert W. Meier                 Director                    12-22-95
Robert W. Meier