Form 10QSB
period 1995-12-31
NOVA NATURAL RESOURCES CORP
filed 1996-02-14
CIK 792935

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1995

( )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

       For the transition period from     N/A    to    N/A

          Commission file number   33-81944

                     NOVA NATURAL RESOURCES CORPORATION

      (Exact name of small business issuer as specified in its charter)

      Colorado                                         84-1227328

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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,496,188

  Transitional Small Business Disclosure Format (Check One):
    Yes   ; No X

                      PART I. FINANCIAL INFORMATION

                   NOVA NATURAL RESOURCES CORPORATION
                    Condensed Balance Sheets (Note 1)

                                        December 31,
                                           1995        September 30,
                                        (Unaudited)         1994
ASSETS

Current assets:
  Cash and cash equivalents               $  134,403      $   70,820
  Accounts receivable                         39,946         268,027
  Prepaid expenses                             5,203           1,500

        Total current assets                 179,552         340,347

Deposits                                      73,469          71,411

Property and equipment, at cost:
  Oil and gas properties-full cost
    accounting method                      6,176,751       6,175,878
  Mineral properties                         635,612         629,868
  Office and technical equipment             168,384         168,384
                                           6,980,747       6,974,130
  Less accumulated depreciation,
    depletion, and valuation allowance     6,048,344       6,030,197

        Net property and equipment           932,403         943,933


                                          $1,185,424      $1,355,691

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                       $  111,473      $  220,289
   Accrued liabilities                           645          13,472

        Total current liabilities            112,118         233,761


Stockholders' equity:
   Convertible preferred stock             2,687,682       2,687,682
   Common stock                              649,619         649,619
   Paid in capital                         6,454,296       6,454,296
   Retained deficit                       (8,718,291)     (8,669,667)

        Total stockholders' investment     1,073,306       1,121,930

                                          $1,185,424      $1,355,691

        See accompanying notes to condensed financial statements.



                   NOVA NATURAL RESOURCES CORPORATION
                   Condensed Statements of Operations
                               (Unaudited)


                                               Three Months Ended
                                         December 31,    December 31,
                                             1995            1994

REVENUES:
  Mineral product sales                   $  142,508      $  625,559
  Oil and gas sales                           44,638          50,930
  Interest income                              2,099           3,133
  Other income                                    --               5

                                             189,245         679,627

EXPENSES:
  Mining costs, including transportation
    and royalties                             94,914         506,382
  Lease operating, including
    production taxes                          32,615          24,974
  Depletion, depreciation,
    and amortization                          18,146          36,205
  General and administrative                  92,193         113,814
  Interest expense                                --           5,595

                                             237,868         686,970


NET (LOSS)                                $  (48,623)     $   (7,343)

NET (LOSS) PER COMMON SHARE               $     (.01)     $     (.01)

WEIGHTED AVERAGE SHARES OUTSTANDING        6,496,188       6,323,971



        See accompanying notes to condensed financial statements.

                   NOVA NATURAL RESOURCES CORPORATION
                   Condensed Statements of Cash Flows
                               (Unaudited)

                                               Three Months Ended
                                           December 31,    December 31,
                                              1995             1994

Cash flows from operating activities:
   Net (loss)                              $  (48,623)      $  (7,343)
Adjustments to reconcile net
     (loss) to net cash provided
     by operating activities:
       Depletion and depreciation              18,146           36,205
     Change in assets and liabilities:
       Decrease in accounts receivable        228,081          414,859
       (Increase) in deposits                  (2,058)            (362)
       (Increase) in prepaid expenses          (3,703)          (3,031)
       (Decrease) in accounts
       payable and accruals                   (121,643)       (291,573)

     Net cash provided by operating
       activities                               70,200         148,755

Cash flows from investing activities:
     Additions to property and equipment        (6,617)         (6,040)
     Net cash (used) by
       investing activities                     (6,617)         (6,040)

Cash flows from financing activities:
     Reduction of note payable                      --         (26,646)
     Net cash (used) by
       financing activities                         --         (26,646)

Increase in cash and cash equivalents           63,583         116,069

Cash and cash equivalents,
  beginning of period                           70,820         129,135

Cash and cash equivalents,
  end of period                             $  134,403      $  245,204



        See accompanying notes to condensed financial statements.

                   NOVA NATURAL RESOURCES CORPORATION
                 Notes to Condensed Financial Statements
              Three Months Ended December 31, 1995 and 1994



(1) The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at December 31, 1995 and 1994 and the results of operations for the three month period ended December 31, 1995 and 1994. Certain amounts have been reclassified for comparability with the 1995 presentation. Quarterly results are not necessarily indicative of expected annual results because of fluctuations in the price received for oil and gas products, demand for natural gas, kaolin and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended September 30, 1994, previously filed with the Securities and Exchange Commission.

(2) In February, 1993, the Company secured a note payable (the "Note") with a commercial lending facility (the "Lender") whereby the Lender provided $436,000 to purchase forty gondola railcars. The Note is payable in 48 equal installments with an interest rate of 8.5%. The railcars are used to transport kaolin clay.

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

(5) Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes," (SFAS No.
     109).  There was no impact on these condensed financial statements.
     A valuation allowance equal to the net deferred tax asset of the Company's future deductions and net operating loss carryforward in excess of its future taxable amounts would be provided because it is more likely than not that the tax benefits would not be realized. Accordingly, no amounts have been provided for tax assets or liabilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                              OF OPERATIONS


RESULTS OF OPERATIONS

     The Company realized a net loss for the three month period ended December 31, 1995 of $48,623 as compared to a net loss of $7,343 for the same period in 1994. The Company had only one purchaser for its kaolin for the three months ended December 31, 1995 as compared to two customers in 1994. The decrease in kaolin sales offset other expense reductions and contributed to the loss for the three months ended December 31, 1995.

     Mineral product sales were $142,508 for the three months ended December 31, 1995 as compared to $625,559 for the same period in 1994 due to sales of kaolin to two companies in 1994 rather than one in 1995.

     Oil and gas sales for the three months ended December 31, 1995 decreased $6,292 to $44,638 from $50,930 for the three months ended December 31, 1994. Lower average gas prices and decreased production volumes for the three months ended December 31,1995 as compared to 1994 were only slightly offset by higher oil prices. The sales volumes and average sales prices during the periods were as follows:



                                             Three Months Ended
                                       December 31,        December 31,
                                           1995                1994

Sales
  Oil (bbls)                              2,040               2,410
  Gas (MCF)                               9,711              10,299
Average Sales Price
  Oil                                   $ 15.39             $ 14.45
  Gas                                   $  1.01             $  1.36

     Workovers in the North Rainbow Ranch Field contributed to the 370 barrel decline in oil sales. While the wells were worked over, they were taken off production. Lower gas sales in the Whitney Canyon Field contributed to the 588 MCF decline in gas sales.


     Mining costs including transportation and royalties were $94,914 for the three months ended December 31, 1995 as compared to $506,382 for the same period in 1994. The decrease is due to costs associated with sales to one customer in 1995 as compared to two customers in 1994.

     Lease operating expenses including production taxes increased $7,641 for the three months ended December 31, 1995 as compared to 1994. The increase is due primarily to workover expenses incurred in the North Rainbow Ranch Field.

     General and administrative ("G & A") expenses decreased $21,621 for, he three months ended December 31, 1995 as compared to the same period in 1994. The decrease was due to legal, accounting and reproduction expenses associated with a Form S-4 Registration Statement filed with the Securities and Exchange Commission in 1994. Also, management salaries were further reduced during late fiscal 1995. This reduction is reflected in G & A costs at December 31, 1995.

     Interest expense of $5,595 was incurred during the three months ended December 31, 1994. The note on which interest was incurred was paid in full in February, 1995.

      CAPITAL RESOURCES-SOURCES OF CAPITAL

     The Company's primary source of cash flow was from operations, primarily from the collection of accounts receivable. Cash provided by operations totalled $70,200 for the three month period ended December 31, 1995 as compared to cash provided by operations of $148,755 for the same period in 1994.

      CAPITAL RESOURCES-UTILIZATION OF CAPITAL

     For the three month period ended December 31, 1995, the Company reduced accounts payable by $121,643 and made additions to property and equipment of $6,617. All funds for capital expenditures for the remainder of the year are expected to be provided by operating cash flow, from property or asset sales, if any, and from existing cash balances.

      LIQUIDITY

     At December 31, 1995, the Company's working capital surplus totalled $67,434 as compared to a surplus of $106,586 at September 30, 1995. Liquidity for the three months ended December 31, 1995 was provided by operations; however, liquidity was reduced by reductions in accounts payable and by investment in oil and gas and mineral properties.

      Based on cash flow projections through 1996, it is anticipated that the Company will experience severe cash deficits if it continues to operate at current levels. Because oil and gas sales continue to decline, and the Company has only one customer for its kaolin, the cash flow generated by oil, gas and kaolin sales is not sufficient to generate positive cash flow. In an attempt to reduce negative cash flow, management has taken, and may be forced to take additional, salary reductions. Further, staff has been reduced and other cost saving measures have been implemented. These measures may reduce negative cash flow but additional sources of cash and/or further expense reductions will be necessary to allow the Company to continue its operate at current levels.

      The Company continues to seek other such sources of cash flow including opening a permitted gravel pit on two leases in Minnesota. A local contractor mined and marketed the gravel in late 1995 and will pay the Company a royalty based on gravel sold. Further, the Company is contemplating the sale of certain of its overriding royalty interests. If the Company decides to sell these interests, it is anticipated that the proceeds will be sufficient to allow the Company to continue operations at current levels.

      FUTURE TRENDS

     The prices the Company receives for its oil and gas products continue to fluctuate. The Company's largest producing oil field, the North Rainbow Ranch Unit, produces a heavy, sour crude. The price paid for this crude is significantly less than from a higher quality crude. Since most of the Company's oil sales are from this field, it takes a significant increase in oil prices for oil sales to increase. In addition, much of the company's gas is sold on the spot market and such sales are subject to both price and market demand fluctuations.

     Kaolin sales are seasonal in nature and the mining of kaolin is dependent on favorable weather conditions, demand by cement companies for this product, and other factors over which the Company has no control. The Company has a sales contract with a cement company which expires in December, 1997. The fact that the Company has only one purchaser for its kaolin has had and will continue to have a significant negative impact on the Company's cash flow and operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.  None
      (b) Form 8-K. No reports on Form 8-K were filed during the Company's fiscal quarter ended December 31, 1995.

                               SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                       NOVA NATURAL RESOURCES CORPORATION




Date:   February 8, 1996               By: /s/  Brian B. Spillane
                                          Brian B. Spillane,
                                          President, Director, and
                                          Chief Executive Officer





Date:   February 8, 1996               By:  /s/   James E. Taets
                                           James E. Taets, Vice President,
                                           Secretary, Treasurer and Chief
                                           Accounting Officer