Form 10QSB
period 1996-03-31
NOVA NATURAL RESOURCES CORP
filed 1996-05-13
CIK 792935

U.S. Securities and Exchange Commission
                              Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1996

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

                           PART I. FINANCIAL INFORMATION

                        NOVA NATURAL RESOURCES CORPORATION
                         Condensed Balance Sheets (Note 1)

                                             March 31,
                                               1996         September 30,
                                           (Unaudited)           1995
ASSETS

Current assets:
  Cash and cash equivalents                $   321,977      $    70,820
  Accounts receivable                          117,348          268,027
  Prepaid expenses                               4,686            1,500
        Total current assets                   444,011          340,347

Deposits                                        71,411           71,411
Investment in Limited Liability
  Company (Note 2)                             150,000               --
        Total other assets                     221,411           71,411

Property and equipment, at cost:
  Oil and gas properties - full cost
    accounting method                        6,177,893        6,175,878
  Mineral properties                           637,161          629,868
  Office and technical equipment               168,384          168,384
                                             6,983,438        6,974,130
  Less accumulated depreciation,
    depletion, and valuation allowance       6,064,815        6,030,197
        Net property and equipment             918,623          943,933

                                           $ 1,584,045      $ 1,355,691

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $   278,111      $   220,289
  Short term note payable (Note 3))            100,000               --
  Accrued liabilities                                            13,472
        Total current liabilities              378,111          233,761

Debentures (Note 2)                            203,125               --
        Total liabilities                      581,236          233,761

Stockholders' equity:
  Convertible preferred stock                2,687,682        2,687,682
  Common stock                                 649,619          649,619
  Paid in capital                            6,454,296        6,454,296
  Retained deficit                          (8,788,788)      (8,669,667)
        Total stockholders' investment       1,002,809        1,121,930

                                           $ 1,584,045      $ 1,355,691

             See accompanying notes to condensed financial statements.

                          NOVA NATURAL RESOURCES CORPORATION
                          Condensed Statements of Operations
                                      (Unaudited)


                                      Three Months Ended           Six Months Ended
                                     March 31,    March 31,     March 31,     March 31,
                                       1996          1995          1996          1995
REVENUES:
  Mineral Product Sales            $    19,583    $        --    $  162,091    $  625,559
  Oil and gas sales                     58,366         47,737       103,004        98,667
  Gain on sale of assets                    --         58,663                      58,663
  Railcar rent                              --         12,203            --        12,203
  Interest income                        1,402          3,539         3,501         6,672
  Other income                              --          1,872            --         1,877

                                        79,351        124,014       268,596       803,641

EXPENSES:
  Mining costs, including
    transportation and royalties         6,119         12,654       101,033       519,036
  General and administrative           103,012        124,294       195,205       238,108
  Depletion, depreciation,
    and amortization                    16,471         12,362        34,617        48,567
  Lease operating, including
    production taxes                    24,247         23,913        56,862        48,887
  Interest expense                          --          6,944            --        12,539

                                       149,849        180,167       387,717       867,137

NET INCOME (LOSS)                  $  ( 70,498)   $   (56,153)  $  (119,121)  $   (63,496)

NET INCOME (LOSS) PER COMMON
  SHARE (Note 4)                   $      (.01)   $      (.01)  $      (.02)  $      (.01)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                        6,496,188      6,323,971     6,496,188     6,323,971



               See accompanying notes to condensed financial statements.

                          NOVA NATURAL RESOURCES CORPORATION
                      Condensed Statements of Cash Flows (Note 1)
                                      (Unaudited)


                                            Three Months Ended           Six Months Ended
                                         March 31,     March 31,      March 31,     March 31,
                                            1996          1995          1996          1995

Cash flows from operating activities:
  Net income (loss)                     $  ( 70,498)  $   (56,153)  $  (119,121)  $   (63,496)
  Adjustments to reconcile net income
    (loss) to net cash
    provided by operating activities:
      Depletion and depreciation             16,471        12,362        34,618        48,567
      Gain on sale of assets                     --       (58,663)           --       (58,663)
  Change in assets and liabilities:
    (Increase) decrease in accounts
      receivable                            (77,401)       (6,905)      150,679       407,954
    (Increase) decrease in prepaid
      expenses                                  517          (448)       (3,186)       (3,479)
    (Decrease) increase in accounts
      payable                               165,993      (281,258)       44,350      (571,266)
    (Increase) decrease in deposits           2,058        31,671            --        31,309
  Net cash provided (used) by
    operating activities                     37,140      (359,394)      154,153      (207,340)

Cash flows from investing activities:
    Proceeds from sale of assets                 --       500,000            --       500,000
    Investment in Limited Liability Co.    (150,000)                   (150,000)
    Additions to property and
      equipment                              (2,691)      (11,242)       (9,308)      (17,282)
  Net cash provided (used) by
    investing activities                   (152,691)      488,758      (159,308)      482,718

Cash flows from financing activities:
  Issuance of debentures                    203,125            --       203,125            --
  Issuance of short tern note               100,000                     100,000
  Reduction of note payable                      --      (133,805)           --      (162,016)
  Net cash provided (used) by
    financing activities                    303,125      (133,805)      303,125      (162,016)

Increase (decrease) in cash and cash
  equivalents                               187,574        (4,441)      251,157       111,628

Cash and cash equivalents,
  beginning of period                       134,403       296,852        70,820       180,783

Cash and cash equivalents,
  end of period                         $   321,977   $   292,411   $   321,977   $   292,411


               See accompanying notes to condensed financial statements.


                   NOVA NATURAL RESOURCES CORPORATION
                 Notes to Condensed Financial Statements
                 Six Months Ended March 31, 1996 and 1995



(1) The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at March 31, 1996 and 1995 and the results of operations for the three and six month periods ended March 31, 1996 and 1995. Certain amounts have been reclassified for comparability with the 1995 presentation. Quarterly results are not necessarily indicative of expected annual results because of fluctuations in the price received for oil and gas products, demand for natural gas, kaolin and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended September 30, 1995, previously filed with the Securities and Exchange Commission.

(2) In connection with the formation of NovaChek Limited Liability Company, "NovaChek" as more fully described in management's discussion and analysis of financial condition and results of operations which follows, at March 31, 1996 Nova was obligated to invest $150,000 in NovaChek. Nova's investment is composed of $118,750 in cash which is included in accounts payable and $31,250 in debentures issued to Chek Technologies for 5 units discussed below.

     Conditional to the formation of NovaChek was the sale of a minimum of 25 and maximum of 40 investment units of $10,000 each including 5 units to Chek Technologies in exchange for services in designing and constructing NovaChek's mining equipment. Each unit included $6,250 for a Nova debenture which bears interest at 10%; may be converted into Nova common stock at the rate of one share for each $.15 of principal; may be redeemed by Nova after March 31, 1998; and is due April 1, 2001. The remaining $3,750 per unit is allocated to purchase a membership in NovaChek. At March 31, 32 1/2 units had been sold and an additional 4 1/2 units were sold subsequent to the date of the financial statements.

     The table Following summarizes the Nova/NovaChek/Investor transactions included in the March 31, 1996 financial statements:





               Cash        Accounts      Amount of    Due to
               Received    Receivable    Debentures   NovaChek

22 Units
Issued for
Cash           $220,000                  $137,500     $82,500

5 1/2 Units
Paid in April               55,000         34,375      20,625

Issued for
Services                                   31,250
                $220,000    $55,000       $203,125     $103,125

(3) On March 21, 1996 the Company received a short term working capital loan for $100,000 which is payable September 28, 1996. The loan bears interest at the rate of 10% annually, payable
     June 28 and September 28, 1996 and is unsecured.

(4) In December, 1986 the Company issued 2,687,682 shares of Convertible Preferred Stock to the Company's Chairman and to a principal shareholder in settlement of $1,700,000 in convertible debentures plus related accrued interest of $426,682 and $561,000 in bank debt repaid by the Chairman and the principal shareholder on behalf of the Company. The Preferred Stock is convertible into 5,375,364 shares of the Company's Common Stock. The Preferred Shares contain 2 for 1 voting privileges, have a $1.00 liquidation preference and have no stated dividend rate.

(5) Net loss per common share is determined by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period. A fully diluted loss per share is not computed because conversion of the Preferred Shares mentioned above, and outstanding options would be antidilutive.




















       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     The Company realized net losses of $70,498 and $119,121 for the three and six months ended March 31, 1996, respectively, as compared to net losses of $56,153 and $63,496 for the same periods in 1995. Oil and gas sales increased in the 1996 periods while interest income and other income both declined compared to the 1995 periods.

     The Company sold its railcars during the three month period ended March 31, 1995, realizing a one-time gain on the sale of $58,663. In addition, revenue from railcar rent of $12,203 was received in the 1995 period. These items strongly impacted revenues in both the three month and six month periods ended March 31, 1995. Since the Company no longer owns any railcars, no railcar rental income was received in the comparable 1996 periods.

     Mineral product sales of $19,583 were higher for the three months ended March 31, 1996 than in the comparable 1995 period, when no such sales were recorded. For the six month period ended March 31, 1996, however, mineral product sales dropped sharply to $162,091 from the $625,559 recorded in the 1995 six month period. The Company had two customers for its kaolin in the 1995 period,and sales were made to both customers during the first three month and six month periods of fiscal 1995, whereas the Company had only one customer in the 1996 period, and its first three months sales were substantially less. A further factor in the lower sales in the 1996 first quarter, and thus the six months ended March 31, 1996 was a deterioration in performance by the railroads which transport kaolin from the Company's mine to its customer. This resulted in lost sales in the first quarter of 1996, ended December 31, 1995, since the Company was unable to achieve the level of shipments desired by the customer before the onset of cold weather, which ended the shipment season.

     Oil & gas sales increased $10,629 in the three month period ended March 31, 1996 compared to the 1995 period. Oil prices were slightly lower, averaging $14.61/bbl compared to $15.44/bbl in 1995, but oil volume increased 23%, more than offsetting the lower price. Both oil volumes and average prices were higher for the six month period. Volumes increased 3% and prices increased 5%. Gas prices increased 26% in the three months ended March 31, and gas volumes were up 31%. For the six month period, gas prices decreased 10%, but gas volumes increased 15%, more than offsetting the decrease in gas prices.

     As a result of the above cited factors, revenues in the three month and six month periods ended March 31, 1996 declined to $79,351 and $268,596 respectively, compared to revenues of $124,014 and $803,641 in the 1995 periods.

     Mining costs, including transportation and royalties, decreased $6,535 in the three month period ended March 31, 1996 to $6,119 compared to $12,654 in the 1995 period. This was the result of timing differences in the receipt of billings and payments for these services. These costs decreased $418,003 to $101,033 from $519,036 in the six month periods ended March 31, 1996 and 1995 respectively, due to a much lower level of mineral product production and sales in the 1996 period for the reasons previously cited.

     General and Administrative costs decreased $21,282 and $42,903 for the three and six month periods ended March 31, 1996 compared to 1995. This resulted from reduced staff, lower staff salaries, and the implementation of other cost-reduction measures in the 1996 periods.

     Depletion, depreciation and amortization increased $4,109 in the three month period ended March 31, 1996 compared to the 1995 period, and decreased $13,950 in the six month period ended March 31, 1996 compared to the 1995 period. The decrease in the six month period was due to the sale of the Company's railcars. The increase in the three month period resulted from higher oil & gas production in the 1996 period as compared to the 1995 period.

     No interest expense was incurred in the 1996 three month and six month periods. The 1995 interest expense was incurred on the debt used to purchase the railcars. These cars were sold and the debt paid in fiscal 1995.

CAPITAL RESOURCES-SOURCES OF CAPITAL

     The sources of capital for the six month period ended March
31, 1996 were primarily the sale of Convertible Debentures, $203,125, (refer also to OTHER INFORMATION) and from issuance of a short term note, $100,000. Accounts payable also increased $44,350 during the six month period.

CAPITAL RESOURCES-UTILIZATION OF CAPITAL

     For the six month period ended March 31, 1996, the Company invested $150,000 in NovaChek Limited Liabiity Company, a Company formed to conduct gold mining operations on a portion of Nova's Nome, Alaska State of Alaska leases (see also OTHER INFORMATION). The Company made further additions to Property and Equipment totaling $2,691 and $9,308 for the three months and six months ended March 31, 1996 respectively. It is anticipated that funds for capital expenditures for the remainder of the year will be provided by operating cash flow, sales of debentures, sales of properties, if any, and existing cash balances.

LIQUIDITY

     At March 31, 1996, the Company's working capital surplus totaled $65,900 as compared to a working capital surplus at September 30, 1995 of $106,586.



FUTURE TRENDS

     The prices the Company receives for its oil & gas products continue to fluctuate, and this situation is unlikely to change. The Company plans to sell most of the overriding royalty interests it holds in the Wyoming Overthurust Belt to raise cash for working capital purposes. Such a sale will be consummated only if the Company receives an offer by a purchaser which the Company believes to be a fair market value price.

     Kaolin sales are cyclical in nature and the mining and sale of kaolin is dependent on favorable weather conditions, demand by cement companies, the adequacy of rail transportation and the cost of that transportation, and other factors over which the Company has no control. The Company has a sales contract with a cement company which expires in December 1997. The amount of kaolin purchased by this customer during the 1996 season - which extends into the 1997 fiscal first quarter - is dependent on that customer's demand, as well as the Company's ability to ship kaolin in the quantities desired prior to the onset of cold weather, which makes unloading of the kaolin costly and difficult due to freezing of the kaolin clay in the railcars.

     The Company is a member of a Limited Liability Company which has been formed to mine a portion of the Company's offshore Nome, Alaska properties. It is anticipated that mining operations will begin in June 1996, and continue for approximately three months. If these mining operations are successful, and the Company's expectations are met, Nova will realize a substantial increase in cash flow during fiscal 1996 resultant from these operations, and the continuation of successful mining operations during future years could establish a cash flow stream which could persist for a number of years. There can be no assurance that these operations will be successful, nor that the Company's expectations as to cash flow will be realized.

OTHER INFORMATION

     Nova Natural Resources Corporation holds six State of Alaska leases offshore Nome, Alaska. Refer to the report on Form 10-KSB and the Exhibits thereto for the fiscal year ended September 30, 1995 for a detailed description of these holdings.

     Nova recently completed an offering pursuant to Regulation D under the Securities Act of 1933, as amended, and state securities laws, principally for the purpose of funding operations to recover placer gold and related minerals on a portion of these leases. Please refer to Nova's report on Form 8-K, dated April 12, 1996 for a detailed description of this event. As of May 10, 1996, Nova had received offering proceeds aggregating $320,000 in cash and $50,000 in services from the issuance of 37 Units in this Offering at $10,000 per Unit. Each Unit is composed of one membership interest in an Idaho Limited Liability Company known as NovaChek Limited Liability Company ("NovaChek") and a convertible debenture issued by Nova. The purchase price of each Unit was allocated at $3,750 for each NovaCheck interest and $6,250 for each debenture. Each debenture provides for interest payments at an annual rate of 10% on the face value of the debenture, payable semi-annually; may be converted into Nova common stock at the rate of one share of stock for each $0.15 of principal; may be redeemed by the Company after March 31, 1998; and is due on April 1, 2001.

     The Company has three more Units to sell to reach the maximum Unit sales of forty Units. Sales efforts will continue until the earlier of the sale of all forty Units or the close of business on May 15, 1996, whichever is earlier.

     NovaChek currently expects to begin mining operations offshore Nome in the summer of 1996.

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                NOVA NATURAL RESOURCES CORPORATION




Date:   May 11, 1996         By:   /s/  Brian B. Spillane
                                     Brian B. Spillane,
                                     President, Director, and
                                     Chief Executive Officer





Date:   May 11, 1996         By:  /s/   James R. Schaff
                                      James R. Schaff,
                                      Secretary