Form 10KSB
period 1996-09-30
NOVA NATURAL RESOURCES CORP
filed 1997-01-13
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended September 30, 1996

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


  Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No       .

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

  Issuer's revenues for its most recent fiscal year aggregated: $1,521,350. Documents Incorporated By Reference: None
  Transitional Small Business Disclosure Format    Yes_____ No  X

  As of December 5, 1996, the Registrant had outstanding 2,687,682 shares of Convertible Preferred Stock, $1.00 par value, and 6,496,188 shares of Common Stock, $.10 par value, its only classes of voting stock, and $250,000 face amount of convertible subordinated debentures.

  Aggregate market value of the 2,999,498 shares of Common Stock owned by Non-affiliates of the Registrant as of December 5, 1996 was $164,972 based on the average of the bid and ask prices on December 10, 1996. All convertible Preferred Stock is owned by affiliates.

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Nova Natural Resources Corporation (the "Registrant", "Company" or "Nova") was incorporated under Colorado Law on April 1, 1993 to be the surviving company in the merger effective February 1, 1995, of the Company and Nova Natural Resources Corporation, a Delaware corporation. The merger was effected to change the Company's domicile from Delaware to Colorado and caused no change in the Company's capitalization. The Delaware corporation was the successor to Nova Petroleum Corporation and Power Resources Corporation, which merged in 1986. Nova Petroleum Corporation and Power Resources Corporation operated since 1979 and 1972, respectively.

BUSINESS DEVELOPMENT
                           Operations

In its past three fiscal years, the Company has focused on marketing and selling kaolin clay from its Minnesota kaolin mine, exploring for paper-grade kaolin on leases elsewhere in Minnesota, seeking partners for exploration and development of gold on its properties in Alaska and Colorado and seeking partners for exploratory drilling on two oil and gas prospects in Wyoming. During the past fiscal year, the Company organized, capitalized, became a member, and served as a manager of a limited liability company to develop a portion of its offshore Nome, Alaska leases to recover gold and silver. While the Company receives revenues from interests in oil and gas wells in the western United States, and holds exploratory oil and gas leases, the Company does not operate any wells.






           Significant Developments During Fiscal 1996

NovaChek Limited Liability Company

In the Spring of 1996, the Company organized NovaChek Limited Liability Company ("NovaChek"), an Idaho Limited Liability Company, which was capitalized by an offering pursuant to Regulation D under the Securities Act of 1933, as amended, principally to fund operations to recover placer gold and related minerals on certain State of Alaska off-shore mining leases held by Nova and located near Nome, Alaska. Nova holds a 42% membership interest in NovaChek. Two of Nova's Directors each hold a 1/3 of 1% net profits interest in one of the leases sub-leased to NovaChek. Offering proceeds aggregating $350,000 were received from the sale of 35 Units at $10,000 per Unit (an additional five Units were sold for services). Each Unit was composed of one membership interest in NovaChek and a convertible debenture issued by the Registrant. The price of each Unit was allocated at $3,750 as a capital contribution to NovaChek and $6,250 for each debenture. Nova contributed a significant portion of the debenture proceeds as capital for NovaChek. Each debenture provides for interest payments at an annual rate of 10% of the face amount, payable semi-annually; may be converted into the Company's common stock at the rate of one share of stock for each $0.15 of principal; may be redeemed by the Company after March 31, 1998 (holders of $175,000 face amount of the debentures, which includes both affiliates and non-affiliates, agreed in June, 1996 that the Company could call the debentures after September 1, 1996, provided that such `early call' would cause a reduction in the conversion price to $0.10/share and the payment of six months advance interest); and is due on April 1, 2001. No such early call has been made.

NovaChek is managed by the Company and Chek Technologies and Exploration, LLC ("Chek"), a Nevada limited liability company. The Company serves as the administrative manager of NovaChek, including all day-to-day responsibilities not entailing mining activities. Chek serves as the field operations manager with responsibility for supervising the mining activity and related matters. Based on the experience obtained in the 1996 mining season, management anticipates that, during 1997, Nova will take a more active role in regard to field operations. Nova's field operations role during the 1996 season was primarily geological supervision. The ability to decide on major policy matters is a shared decision with Chek and a number of significant decisions require approval of both parties.

Nova obtained all of the necessary permits so that NovaChek could conduct the contemplated mining operations on its leases. All of the necessary permits were in place in early June, 1996.

Chek fabricated and assembled a special-purpose jet-pump suction dredge to mine portions of two of the State of Alaska offshore mining leases held by Nova. Nova subleased the shallow rights to mine these properties (under between 2 and 10 meters of water) to NovaChek. The initial operations are planned for an area where the water depth is approximately 5 meters. Divers will operate a hose equipped with an 8-inch suction nozzle to selectively mine gold-bearing sand and gravel from the top meter (approximately 3 feet) of the ocean floor. This material will be pumped to the dredge, where the sand and gravel will be passed through a trommel to separate the materials. Larger rocks will be discharged immediately. Smaller materials will be passed through a sluice to recover any coarse gold. Material less than 1.8 inches in size will pass through jigs which will concentrate gold and other heavy minerals. No chemicals will be used. The concentrate so obtained will be transported to shore for further concentration before shipping to a refiner.

The Company anticipated that operations would be conducted over approximately a 93-day season, depending on the weather. Due to the adverse weather in Nome, operations can normally take place from the time the ice goes out in the Spring -- generally late May -- until early October. During that period, operations must be suspended whenever severe weather impacts the Nome area, due to the risk and operational difficulty of operating when wave heights reach or exceed approximately three feet. When ice begins to form in Nome harbor, the risk of continuing operations increases due to the possibility that the dredge might become trapped in the harbor ice.

Although it was intended that the barge and ancillary equipment would be shipped to Nome and operational in June of 1996, the equipment did not reach Nome until July due to delays in completion of the fabrication of the barge. Assembly of the dredge, which had been broken down for shipment, proceeded at a slow pace after it reached Nome, impeded by severe weather conditions at Nome during the summer, and by a variety of problems encountered in final assembly of the dredge and equipment. Most, but not all, of these problems were solved and testing of the dredge began in late September. Very limited operations, consisting of approximately 14 hours of intermittent operation of the suction equipment, were conducted. The early onset of winter weather conditions caused shutdown of all operations for the season in early October. On October 9, 1996 the dredge was removed from the water and stored with all ancillary equipment on land for the winter.

As work progressed on the dredge, sampling of the gold values in the intended area of operations was conducted. These sampling operations resulted in defining an area for the initial season containing approximately 6,000 ounces of a mineralized gold deposit. A mineralized deposit represents a mineralized body which has been delineated by appropriate drilling and/or underground sampling to support a sufficient amount of ounces and average grade of gold. Under SEC standards, such a deposit does not qualify as a reserve until a comprehensive evaluation, based upon unit cost, grade, recoveries and other factors, conclude economic feasibility. Although gold has been identified on the property by drilling, no reserves have been defined on the property, since commercial operations have not been established. The sampling itself recovered approximately 1.9 ounces of gold. NovaChek's limited dredging operations recovered an additional 15.1 ounces of gold over about 14 hours of operation, but since dredging operations were not continuous, no conclusion can be reached as to the recovery rates which can be achieved. A recovery rate of approximately 1 ounce per hour on a sustained basis must be achieved for the process to be economical, and management believes this rate may be obtained or exceeded when full operations are attained. Nova intends to renew those permits required to be renewed annually (those issued by the State of Alaska), and while such renewals cannot be guaranteed, it is anticipated that they will be granted.

A total of 17.0 ounces of gold was shipped to the refiner, resulting in total revenues to NovaChek of approximately $6,300.
These funds were insufficient to recover all pre-operating and pre-production costs, and the costs associated with the limited operations conducted during the 1996 season.

Due to the operational delay, and resultant cost overruns and limited operating revenues, approximately $150,000 must be raised by April 1997 to finance additional work on the dredge components and provide working capital for 1997 operations. The Company is exploring means of raising such funds, including member loans, additional member contributions, and the sale of additional membership interests. Both Nova and Chek may be required to reduce their ownership in NovaChek and/or their share of anticipated net production revenues in order to raise these funds. Nova does not presently intend to contribute additional capital but instead prefers to elect to reduce its ownership. Nova believes that the required funds can be raised, but there is no assurance at this time that these funds will be raised and available and that operations will be initiated on a timely basis in 1997, nor can there be any assurance that such operations will be successful. In the event such funds are not raised, or if raised and the operations so funded are not successful, it is probable that NovaChek would be forced to cease operations and dissolve. In that event, NovaChek's assets would be liquidated, and the proceeds, net of costs, would be distributed to the members. The leases on which operations are conducted would remain in Nova, although the absence of operations may impair Nova's ability to retain the leases.

Nova is presently negotiating with several operators who desire to initiate mining on certain portions of Nova's properties which are not contained within the NovaChek sublease, but at this time there can be no assurance that satisfactory arrangements can be entered into with these other operators, or that such operations, if initiated, will be successful.

Sale Of Oil And Gas Royalty Interests

On November 14, 1996, the Registrant sold at an auction conducted by The Oil & Gas Asset Clearinghouse in Houston, Texas several oil & gas producing assets and leasehold interests, primarily overriding royalty interests in producing oil & gas wells in the Wyoming Overthrust Belt. Proceeds from this sale, net of commissions and direct selling costs paid to the Clearinghouse were $230,257. The sale was effective as of November 1, 1996. The bulk of the interests were sold to a Denver, Colorado based firm not affiliated with the Company, which was the successful bidder among a group of bidders at the auction for the greater portion of the oil & gas assets and interests referred to above.

The majority of the value of the properties sold was related to a single producing well. If a production problem occurred at some point in the future with that well, the value of the Registrant's oil and gas reserves could have declined substantially (although there was no current indication of any problem). The sale was made to eliminate the aforementioned risk, to generate cash to improve the Company's liquidity, and for re-investment of cash in the Company's business. The Company retains other oil and gas interests, and presently has no intention of withdrawing from this business. The Company and Robert McDonald, its Board Chairman, are currently actively seeking industry participation in exploratory drilling on two prospects in Wyoming, in both of which the Company holds an undivided interest, with the Robert McDonald Trust, of which Mr. McDonald is Trustee, holding the balance of the interest.

Nova has no patents, trademarks, licenses, franchises, or concessions other that certain oil and gas leasehold interests granted by federal, state, and other governmental authorities, and private mineral owners. The Company's oil and gas business is not seasonal except to the extent that weather and market conditions can affect oil and gas exploration and production activities.

Possible Sale Of Kaolin Mine

The Company is currently negotiating the possible sale of its present kaolin mine in response to an unsolicited offer to purchase the mine. The advantage of such a sale would be the generation of more cash flow over the next twelve months than the Company presently contemplates it could realize from operation of the mine over that period, and the assurance of a cash flow from sales proceeds over the next five years. Presently, the Company has no assurance that it will be able to contract for kaolin sales beyond the end of the 1997 calendar year, although it has historically been able to do so.

There can be no assurance that an agreement can be reached to sell the mine on a basis acceptable to the Company. In the event such a sale were to take place, the Company would attempt to reinvest the proceeds of such a sale in other cash flow-generating assets, most probably in industrial minerals, in an area of the Country which offered more ready access to a larger number of markets.

This sale, should it be consummated, will not include the Company's interest in its paper-grade kaolin joint venture (see Business of the Issuer - Paper Grade Kaolin).

                     Business of the Issuer

Mineral Operations

The Company is currently active in kaolin production and kaolin and gold exploration. It has no patents, trademarks, licenses, franchises, or concessions other than certain leasehold interests granted by federal, state, and other governmental authorities, and private mineral owners, although there are certain patents which may be granted the Company's partner in its Minnesota paper-grade exploration program to which the Company may have certain rights. The Company's mineral business is seasonal to the extent that weather and market conditions can affect exploration and production; its kaolin mining and shipment activities are dependent upon weather conditions and are generally conducted between March and November.

During the past fiscal year, the Company initiated a placer gold mining venture on its leases offshore Nome, Alaska. Although winter operations may be possible, and indeed may offer certain advantages over operations during the warmer months, the Company has no current plans to operate in the winter. Accordingly, mining offshore Nome at present is seasonal and can only take place after the ice goes out in the Spring -- beginning typically in late May, and must be discontinued in October, when the onset of cold weather makes it difficult to operate the gold processing equipment used to recover the gold, and icing in Nome Harbor increases the risk of equipment damage.

Cement Grade Kaolin

The Company owns and operates a kaolin clay mine 1 1/2 miles east of Redwood Falls, Minnesota. It currently has 69.3 acres permitted for open pit mining of kaolin which currently is shipped by railcar to Mason City, Iowa and is used in the manufacture of cement. The Company's permit allows it to mine up to 250,000 tons of kaolin per year from this mine. The mining of kaolin from this mine usually occurs between March and November; kaolin is generally not mined during the winter months. The Company's geologist estimates that the mine contains approximately 2.2 million tons of proved and probable kaolin. However, four recent holes drilled in a localized area of the mine indicated a deterioration in quality at depth at that location. The Company's geologists believe the quality deterioration is localized and is not indicative of any broad quality problem, based on the Company's operational experience in previous years, but additional drilling must be conducted to verify this belief. The Company has produced well over 1,000,000 tons of kaolin from the mine, and the current mine face is approximately 1,600 feet in extent. Localized areas have previously been encountered where the quality of the clay at depth was not up to standard, and such localized areas of lower quality kaolin are likely to be encountered from time to time. Due to mining and drilling results on the west side of the permitted area, and to reflect production, the Company has reduced the estimated quantity of recoverable kaolin from 3.2 million tons (at 9/30/95) to 2.2 million tons (at 9/30/96). There is a considerably greater quantity of kaolin the Company believes could be produced from its leased and owned acreage if its present mining permits could be expanded to encompass additional acreage and the quality is consistent with customer requirements. The Company believes permits could be obtained to expand the mine area at such time as it becomes desirable to do so, but there can be no assurance that such permits will be granted. The economical recovery of the Company's kaolin will be dependent on kaolin quality, future mining and transportation costs and the Company's ability to pass these costs along to its customer(s) and still retain sufficient margin to make a reasonable profit. Production in the 1996 fiscal year totaled less than 100,000 tons.

Prior to 1992, Nova's cement grade kaolin mine in Minnesota had been operated by North Western Portland Cement Company, now Holnam, Inc., which compensated Nova based upon production. In 1992, Nova terminated the operating contract and undertook its own operation of the kaolin mine. In order to improve environmental compliance and enhance operational efficiency, it completed several capital improvements, including water diversion bars, an additional settling pond and a new loading facility which supplemented significant reclamation performed by the prior operator. Nova also altered contracts with its two principal purchasers to include transportation and delivery in the purchase price, discontinuing the prior arrangement of passing title to the kaolin at the mine, with the cement companies responsible for transportation and related costs.

In 1992, Holnam, one of the major purchasers of the Company's kaolin, notified the Company that it would only purchase kaolin on a year-to-year basis. Holnam indicated that, in future years, it would award business to the supplier who provided the lowest price. Based upon its bid for 1994, the Company was awarded a contract by Holnam for the 1994 mining season. The Company has been outbid for Holnam's business since 1995, and it seems unlikely that the Company will recapture this business in future years. In September, 1994, Nova amended its current contract with Lehigh Portland Cement Company ("Lehigh") to supply kaolin to Lehigh's Mason City, Iowa plant through December 31, 1997. See "Management's Discussion and Analysis or Plan of Operation".

Nova's ability to obtain new purchasers is largely dependent upon the availability of transportation for kaolin at reasonable prices. Because transportation costs are added to the charge for kaolin, in the past, Nova has been substantially restricted to markets close to the mine. In an attempt to remedy some of these problems, in 1993, Nova purchased forty rail cars to carry kaolin to purchasers. Nova arranged financing with a commercial lender for the $436,000 purchase of the cars over 48 months at an interest rate of 8.5% per annum. In order to take advantage of a strong market for this type of railcar, obtain needed working capital, and due to the loss of the Holnam business, the Company sold these railcars in February, 1995. There are no present plans to acquire Company-owned railcars, although that possibility will continue to be evaluated in the light of changing conditions.

The Company is investigating the possibility of obtaining additional markets for its product by offering purchasers a pelletized kaolin product, which the Company believes will offer certain transportation, handling and utilization advantages, but will likely cost more than its present bulk kaolin product. Management believes that the advantages mentioned, particularly lower transportation and handling costs, and easier handling of the material by customers using pelletized material, may offset this higher cost. Toward this end, Nova has purchased and installed equipment to pelletize kaolin. This equipment is still in the testing stage, and it cannot yet be determined whether a pelletized product can be manufactured at a cost which will enable it to be successfully marketed.

The Company is currently negotiating the possible sale of its present kaolin mine, but there can be no assurance that an agreement will be reached to sell the mine on a basis acceptable to the Company. In the event such a sale were to take place, the Company would attempt to reinvest the proceeds of such a sale in other cash flow-generating assets, most probably in industrial minerals, in a different part of the country where access to industrial minerals markets is more widely available.

Paper Grade Kaolin

In 1990, Nova granted, and later extended, an option to U.S. Borax, Inc., an unaffiliated mineral development company ("Borax"), to explore for paper-grade kaolin and other industrial minerals on the Company's paper grade kaolin prospect (the "Prospect") in southwestern Minnesota. During the term of the option, Borax expended approximately $400,000 in combined exploration and land activities and earned a 65% interest in the Prospect. In August 1992, Borax exercised its option to enter into a joint venture ("the Joint Venture") at which time Nova was paid an additional $165,000. The joint venture and operating agreement became effective July 1, 1993. Under this agreement the Company assigned a 100% working interest in the prospect to Borax in exchange for the agreement by Borax to pay 100% of the costs of exploring for and developing paper grade kaolin and other industrial minerals on property in the prospect. The Company retains a 10% net proceeds interest in the prospect until Borax has recovered 100% of its capitalized costs. At that time, the Company has the option to purchase a 30% working interest by paying Borax an amount equal to 15% of the capitalized costs from April 1, 1993 to the date of recovery of those costs by Borax.

Exploration activities performed by Borax on this exploration stage property to date have included drilling over 190 exploratory core holes on portions of the properties, bulk sampling, testing and evaluating the quality of the kaolin contained therein, and the construction and operation of a pilot-scale kaolin processing facility. A pilot-scale facility was constructed by Borax in Georgia during 1996, and is now operational. This facility will be used to test processing methodology and to process bulk samples of kaolin for further testing. Processed kaolin from the Joint Venture's property has previously been shipped to paper mills in Minnesota and Wisconsin, where generally successful coating tests were completed. These tests are steps in the evaluation process and cannot be regarded as any guarantee of commercial feasibility, however, the results of these tests are encouraging.

During the past year, Borax drilled 38 core holes and took bulk samples at three locations. In addition, Borax has recently completed a pilot-scale processing facility in Georgia to test production technology for Minnesota and other kaolins. It is anticipated that material obtained by bulk-sampling this past summer will be used as feedstock for pilot runs of kaolin in this plant. Borax has completed a pre-feasibility study, grinding studies, lab work, and additional products evaluation as a prelude to potentially expanding the scope of their operations. Analysis and evaluation of the cores obtained through the 1996 drilling program is currently underway.

Preliminary indications are that kaolin of suitable quality for use in paper-manufacturing exists on portions of the approximately 4,600 acres the Joint Venture has under lease in Minnesota, although considerable additional work remains before it can be stated that a commercial product can be routinely obtained and marketed competitively. The Company's management believes that the widely-spaced drilling which has been completed to date defines a geologic resource of kaolin more than adequate to support the development of a commercial enterprise, provided a reasonable portion of that resource can be converted to reserves by a denser drilling pattern. Based on the geologic data obtained thus far, Nova believes this could be accomplished, though it cannot be stated with certainty that this will indeed be the result, and there can be no assurance that Borax will take the steps necessary to convert these resources into reserves, or even if it is successful in doing so, to bring this project to commercial fruition.

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

In September, 1990, WestGold terminated its operations and returned the project to Nova. At that time, Nova also received a substantial portion of the data gathered by WestGold. The Company retained a former WestGold geologist who catalogued and put the data into a form suitable for use in marketing the Nome Prospect to a new partner. Due to the lack of success in finding a buyer or joint venture partner who would be willing to make an up-front payment to the Company of its historical cost in this property, and the uncertainty as to whether any arrangement entered into would recover those historical costs, for accounting purposes, the Company wrote off its investment in the property in fiscal 1995. However, the Company's efforts to put the property into production continue.

As described in "Significant Developments During Fiscal 1996", Nova initiated mining operations on a portion of the property on a joint-venture basis during 1996. These operations were curtailed due to the onset of Winter before an adequate test of the technology employed was achieved. The Company intends to resume these operations next Spring, provided funds can be obtained to do so. If these efforts are successful, the scope of these operations could expand in future years. The Company is also in discussions with several entities interested in initiating small-scale mining operations on portions of the properties not dedicated to the joint venture. These discussions may or may not result in additional mining activities on the properties during 1997. At this point, these properties must be considered to be in the exploration stage.

Querida

The Company owns a 42.22% to 45% interest in an exploration stage gold prospect in Custer County, Colorado. An extensive drilling program was commenced in October, 1993. The results of this drilling program have been reviewed and the Company has determined further exploration activities are necessary to define this project. No further exploration activities have taken place since the 1993 program. The Company has reached a verbal agreement with the holder of the most prospective lease to reduce the lease payment which was due on December 15, 1996 and has not yet been paid. Assuming the verbal agreement will be replaced by a written agreement, which the Company expects will be the case, the Company and its co-holders intend to perform exploratory work on these properties in 1997 in the approximate amount of $10,000. If the results of this work are favorable, the Company will then attempt to obtain a partner willing to conduct further drilling and exploration activities. There is no guarantee that the results will be favorable, or that such a partner will be found. If the results are unfavorable, or even if favorable, if a suitable partner cannot be found, the Company may terminate its interest in this prospect. Due to the lack of certainty as to whether any arrangement entered into will recover Nova's historical costs in the Querida prospect, for accounting purposes, the Company wrote off its investment in the property during the 1995 fiscal year.

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

The Company currently performs reclamation of its kaolin mine concurrently with its mining efforts. As an area is mined, it is reclaimed immediately upon determination that mining in that area is no longer economically feasible. The Company recontours the mined ground, replaces the topsoil (which is stockpiled when the area is initially stripped of overburden), reseeds and plants trees and other plants indigenous to the area. Further, mining arrangements with other companies usually provide that the other company is responsible for reclamation liabilities if they operate the mining property, or that they share in reclamation liabilities with the Company in the event that the Company operates the property.


The Company currently has only one mining operation, the cement grade kaolin mine, in production, and since reclamation occurs concurrently with mining and since Nova has deposited $50,000 with Redwood County to cover potential reclamation costs, the Company believes that it has no significant reclamation liabilities. The mining operations contemplated by NovaChek offshore Nome, Alaska, are not expected to require any reclamation. Further, the Company is not currently subject to any pending administrative or judicial enforcement proceedings arising under environmental laws or regulations. Environmental laws and regulations may be adopted in the future which may have an impact upon the Company's operations. The Company cannot now accurately predict or estimate the impact of any such future laws or regulations on its operations.

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

The Company has no patents, trademarks, licenses, franchises, or concessions other than certain leasehold interests granted by federal, state, and other governmental authorities, and private mineral owners, although the Company may have certain rights pursuant to its joint venture with U.S. Borax to patent(s) which may be granted to Borax in connection with its processing technology development in support of the joint venture. The Company's mineral business is not seasonal except to the extent that weather and market conditions can affect exploration and production; its kaolin mining activities are dependent upon weather conditions and are generally conducted between March and November.

Oil and Gas Operations

The principal hydrocarbons currently produced from properties in which Nova has an interest are crude oil and natural gas. Such products are sold by or on behalf of the Company to purchasers located near the wellhead. None of the entities purchasing the Company's production is an affiliate of the Company.

During fiscal 1996, the Company had three customers which accounted for approximately 73% of its total oil and gas sales: Scurlock Permian Corporation (21% of total oil and gas sales), Chevron U.S.A. (31%) and Eighty Eight Oil Company (21%). Because purchasers for oil and gas are generally available and prices paid for oil and gas do not fluctuate materially from purchaser to purchaser, Nova believes that the loss of any of these purchasers would not have a materially adverse effect on its financial status. Although the Company believes a ready market exists for its hydrocarbon production, the acquisition, exploration, development, production, and sale of oil and gas are subject to many factors beyond its control, including worldwide and domestic economic conditions, political stability in the Persian Gulf, oil import quotas, availability of drilling rigs, casing and other equipment and supplies, proximity to and availability of gas pipelines, supply and price of competing fuels, and the regulation of prices, production, transportation, and marketing by certain federal and state governmental authorities. The source and availability of raw materials affecting Nova's oil and gas operations is generally limited to the availability of oil field equipment and supplies, including tubular steel products and drilling rigs, all of which currently are in sufficient supply. However, any shortages of or delays in obtaining such materials could delay drilling or production activities and adversely affect operations conducted by Nova or by operators of its properties.

The oil and gas industry is extremely competitive and involves a high degree of risk. The Company is in competition with "major" integrated oil and gas companies, other independent oil and gas companies, and other entities. The Company cannot ascertain the exact number of its competitors or its relative competitive position, but does not believe such factors to be of significance.

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

Nova requires working capital to carry lease costs and delay rentals until arrangements can be negotiated with other entities to explore and/or develop Nova's oil and gas properties. Consistent with industry practice, working capital may be generated by the Company from proceeds of production, sales of properties and operating fees. At September 30, 1996, the Company did not operate any of its producing oil and gas properties. However, the Company does operate a number of exploratory properties. None of these are currently under active exploration, but the Company is aggressively marketing two prospects, both in Wyoming, in an endeavor to interest industry partners in funding exploratory drilling efforts on either or both of these prospects.

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

On November 14, 1996, the Registrant sold at an auction conducted by The Oil & Gas Asset Clearinghouse in Houston, Texas several oil & gas producing assets and leasehold interests, primarily overriding royalty interests in producing oil & gas wells in the Wyoming Overthrust Belt. Proceeds from this sale, net of commissions and direct selling costs paid to the Clearinghouse were $230,257. The sale was effective as of November 1, 1996. The bulk of the interests were sold to a Denver, Colorado based firm not affiliated with the Company, which was the successful bidder among a group of bidders at the auction for the greater portion of the oil & gas assets and interests referred to above. The net book value of the assets sold represented approximately 10% of the Company's total assets as of September 30, 1996.

The majority of the value of the properties sold was related to a single producing well. If a production problem occurred at some point in the future with that well, the value of the Registrant's oil and gas reserves could have declined substantially (although there was no current indication of any problem). The sale was made to eliminate the aforementioned risk, to generate cash to improve the Company's liquidity, and for re-investment of cash in the Company's business. The Company retains other oil and gas interests, and presently has no intention of withdrawing from this business. The Company and Robert McDonald, its Board Chairman, are currently actively seeking industry participation in exploratory drilling on two prospects in Wyoming, in both of which the Company holds an undivided interest, with the Robert McDonald Trust, of which Mr. McDonald is Trustee, holding the balance of the interest.

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

Regulation of Production and Pricing

Production and sale of oil and gas are subject to federal and state governmental regulation, which while lessening in recent years, includes limitations on the production of oil and gas by restricting the rate of flow for oil and gas wells below their actual capacity to produce. Restrictions on the purchase prices for natural gas have largely been rescinded by the Natural Gas Decontrol Act of 1989. A phase-out of such regulations was substantially complete by mid-1993. While the effect of such deregulation cannot be determined, the predictability of gas pricing is anticipated to be substantially lessened as a result of such decontrol and changes in the operations of gas pipelines from purchasers to transporters of gas. To the Company's knowledge, as of September 30, 1996, none of the Company's gas reserves were subject to price controls.

Employees

At September 30, 1996, Nova had four full-time employees. The Company also utilizes the services of various consultants and independent contractors with expertise in those fields of interest in which the Company is active. The Company has no contracts with these consultants.

ITEM 2.  DESCRIPTION OF PROPERTIES

PERSONAL PROPERTY

The Company's personal property consists of furniture and fixtures and technical equipment, with a total net book value at September
30, 1996 of $38,851.

OFFICE LEASE

The Company's current office lease, under which the Company leases approximately 2,000 square feet of office space at a cost of approximately $27,900 in 1996, expires effective January 31, 1997. The Company has entered into a three-year lease on new office space, effective February 1, 1997. The new space is 1,517 square feet, and the lease payments for the first year of the lease will be $15,810.

OIL AND GAS PROPERTIES

All of the Company's oil and gas properties are located within the continental United States. There are no quantities of oil and gas subject to long-term supply or similar agreements with foreign governments or authorities.

No major discovery or other favorable or adverse event is believed to have caused a significant change in the estimated proved reserves of the Company subsequent to September 30, 1996 except for the sale of certain interests -- primarily overriding royalty interests -- in Wyoming, Texas and Colorado. The effect of this sale is shown in the following sections, which set forth information concerning the Company's interests in oil and gas properties.

          Proved Reserves and Present Value Information

For information concerning the Company's proved reserves and present value information, see "Supplementary Information On Oil And Gas Operations." Estimates of the Company's estimated proved oil and gas reserves and present value of the estimated future net revenues attributable to such reserves for the year ended September 30, 1996 and 1995 are based upon reports by the independent consulting firm of D. J. Low, Inc. The Company files such reports with the Securities and Exchange Commission, pursuant to regulations of that agency which also provides public access to those documents.

The Securities and Exchange Commission requires that estimates of reserves, estimates of future net revenues and the present value of estimated future net revenues be based on the assumption that oil and gas prices will remain at current levels (except for gas prices determined by fixed contracts), and that production costs will not escalate in future periods. The present value of estimated future net revenues for fiscal years 1996 and 1995 has not been adjusted for income taxes because significant net operating loss carryforwards exist for income tax and financial reporting purposes. All such estimates have been adjusted for the anticipated costs of developing proved undeveloped reserves.

Reserve calculations require estimation of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Such estimates are based on numerous factors, many of which are variable and uncertain. Accordingly, it is common for the actual production and revenues later received to vary from earlier estimates. Estimates made from the first few years of production from a property are not likely to be as reliable as later estimates based on a lengthy production history. Hence, reserve estimates and estimates of future net revenues from production may vary from year to year. The Company has not provided reserve estimates to any federal agency other than the Securities and Exchange Commission.


                Production, Average Sales Price,
             and Average Production (Lifting) Costs

The following table sets forth oil and gas production (net of all royalties, overriding royalties, and other outstanding interests of other entities) attributable to the Company for the fiscal years ended September 30, 1996 and 1995 and the average sales prices and production costs per unit of production.

                                          Years Ended September 30,

                                                   1996        1995
Production:
  Oil (Bbls) . . . . . . . . . .                  7,675       8,635
  Gas (Mcf)  . . . . . . . . . .                 48,160      45,362
Average Sales Prices:
  Oil (per Bbl)  . . . . . . . .                 $19.96      $15.27
  Gas (per Mcf)  . . . . . . . .                 $ 1.34      $ 0.98
Average Production Costs
  Per Equivalent Barrel Of Oil*.                 $ 4.67      $ 3.92

* Equivalent barrels include oil, condensate and gas. Gas is converted to equivalent barrels on the basis of 6 Mcf per equiva-lent barrel.

                        Drilling Activity

The Company did not participate in any drilling activity during fiscal 1996 or 1995.

                Approximate Developed Acreage and
                  Productive Oil and Gas Wells

The following table identifies productive wells and sets forth an approximation of developed oil and gas acreage in which the Company owned a leasehold interest as of September 30, 1996.

                                             Productive Wells (2)

                  Developed Acres (1)      Gross (5)       Net (6)
                    Gross (3)   Net (4)     Oil    Gas     Oil  Gas
Geographic Area
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


           Approximate Undeveloped Oil and Gas Acreage

The following table sets forth the approximate undeveloped oil and gas acreage in which the Company owned a leasehold interest as of September 30, 1996.

                          Undeveloped Acreage
                           Gross                    Net

     Utah                1,600.00                  800.00
     Wyoming             5,279.28                2,042.95

     TOTAL               6,879.28                2,842.95


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

Most of the leases will expire at the end of their respective primary terms, unless production has been obtained prior to that date, in which event the lease term will continue until production ceases. The Company will attempt to enter into cost-sharing arrangements to evaluate expiring acreage before the end of the lease terms. From time to time, geologic evaluations and cost considerations may cause the Company to cease paying delay rentals and abandon such leases prior to the expiration of their primary terms. Where justified and within the financial capabilities of the Company, the Company may seek to renew leases on certain expiring acreage.

       Overriding Royalty Interests in Undeveloped Acreage

The following table sets forth, as of September 30, 1996, the Company's overriding royalty interests in undeveloped oil and gas acreage.

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

In November 1996, the Company sold its overriding royalty interests in certain properties in Wyoming, Texas and Colorado, a minor portion of which could be considered undeveloped. The interests sold ranged from 0.2491% to 2.5%. The reduction in gross and net undeveloped acres resultant from this sale is not material.

        Overriding Royalty Interests in Developed Acreage
                       and Producing Wells

The following table sets forth, as of September 30, 1996, the Company's overriding royalty interests in developed oil and gas acreage and producing wells.

                                          Company's      Gross
                  Gross    Net (1)        Overriding    Royalty
                  Royalty  Royalty        Royalty         Wells
                   Acres    Acres         Interest       Oil  Gas
Colorado         354.50     35.72     1.08%  to  1.26%    3     -
Texas            400.00     47.75     1.16%  to  1.5625%  2     -
Wyoming        4,312.75    161.49     0.13%  to  4.0%     6     4

   TOTAL       5,067.25    244.96                        11     4


(1) A net royalty acre is calculated by dividing the gross royalty acres by 12.5% and multiplying the result of that calculation by the overriding royalty interest.

In November 1996, the Company sold its overriding royalty interests in certain producing properties in Wyoming, Texas and Colorado. The interests sold ranged from 0.2491% to 2.5%. The sale reduced the Company's Gross royalty oil wells in Colorado from 3 to none, royalty oil wells in Texas from 2 to none, royalty oil wells in Wyoming from 6 to none, and royalty gas wells in Wyoming from 4 to 2. The Company's royalty acreage in Wyoming decreased to 632 gross acres and 25.3 net acres; and its royalty acreage in Colorado and Texas decreased to zero gross and net acres.


UNDEVELOPED MINERAL PROPERTY INTERESTS

The Company currently owns a 10% net proceeds interest in a kaolin prospect covering approximately 4,700 acres of leases and lease options located near Redwood Falls, Minnesota. An exploration partner has acquired a 100% working interest in these leases and options. See "Mineral Operations-Paper Grade Kaolin".

DEVELOPED MINERAL PROPERTY INTERESTS

The Company owns a 100% working interest in 69.3 acres in Redwood County, Minnesota which are permitted for the purposes of mining kaolin clay. Due to mining and drilling results on the west side of the permitted area, and to reflect production, the Company has reduced the estimated quantity of proved and probable kaolin from
3.2 million tons (at 9/30/95) to 2.2 million tons (at 9/30/96). See "Mineral Operations - Cement Grade Kaolin".

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party, nor is any of its property subject to any legal proceedings. During fiscal 1996, the Company filed suit against the lessor of its office space, claiming excessive common area maintenance charges were being assessed pursuant to its office lease. The landlord paid the Company approximately $5,700 in full settlement of the dispute, and the suit was dismissed, with prejudice.

As discussed in ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, disputes have arisen between Thomas Kane, one of the Company's directors and a principal shareholder, over the Company's continuing operations and their impact on Mr. Kane's ownership of shares of the Company's convertible preferred stock. Mr. Kane has threatened to seek court intervention to preserve assets of the Company for liquidation. The Company's other directors disagree with Mr. Kane and currently intend to oppose any attempt to liquidate the Company. In order to resolve this dispute, the Company is considering various alternatives, including the repurchase of shares held by Mr. Kane. However, resolution of this matter is not presently determinable.

The Company knows of no other legal proceedings contemplated or threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the over-the-counter market and is listed on the Electronic Bulletin Board under the symbol "NVNU". The following table sets forth the range of high and low closing bid prices of the Common Stock for the year ended September 30, 1996 and 1995, as reported by the National Quotation Bureau. These prices are believed to be representative of inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

                                                Bid Price

   Fiscal 1996                              High        Low
    First Quarter                         $ 0.050     $ 0.040
    Second Quarter                          0.040       1/32
    Third Quarter                           0.040       0.035
    Fourth Quarter                          0.035       0.020

   Fiscal 1995                              High        Low
    First Quarter                         $ 1/8       $ 0.020
    Second Quarter                          1/8         1/32
    Third Quarter                           0.110       0.020
    Fourth Quarter                          0.060       0.020

The bid and asked prices for the Company's Common Stock on September 30, 1996, were $0.03 and $0.08, respectively, as provided by the National Quotation Bureau, Inc.

The number of record holders of the Company's Common Stock as of September 30, 1996 was 5,483.


Also outstanding as of September 30, 1996 were options under the Company's employee stock option plans to purchase a total of 1,250,000 shares, or 19.2% of the issued and outstanding shares, of Common Stock. These options are held by a total of seven persons, all of whom are officers, directors or employees of Nova, and are exercisable at various times until April, 1999 (as to 1,200,000 shares) and February, 2001 (as to 50,000 shares) at a range of $0.05 to $0.105 per share.

The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to employ its cash flow and earnings, if any, in its oil & gas and mineral exploration and development activities and for other working capital needs.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

The Company has suffered recurring losses and cash flow deficits from operations. At September 30, 1996, the Company has an accumulated deficit of $8,813,340. The Company's working capital increased as of September 30, 1996 to $198,637, compared to working capital of $106,586 as of September 30, 1995. Total assets increased to $1,545,920 as of September 30, 1996, as compared to $1,355,691 as of September 30, 1995. The increase in both working capital and total assets was attributable primarily to the issuance of convertible debentures during the year. The increase in total liabilities from $233,761 in 1995 to $567,663 in 1996 is also due to the issuance of convertible debentures during the year.
Although working capital increased during the year, there are uncertainties that may have a significant impact on the Company's liquidity and which raise substantial doubt about the Company's ability to continue as a going concern.

The Company's kaolin sales to its only customer reached a record level in 1996, and only minor rail transportation difficulties were encountered, which enabled the Company to generate higher levels of cash flow from kaolin sales for the 1996 season than had been achieved in 1995. However, the Company did not generate positive cash flow from operations in 1996. Cash used by operations during 1996 was approximately $70,000.

The Company's liquidity is primarily dependent upon its ability to obtain and retain customers for the purchase of its cement grade kaolin. The Company has been able to amend and extend its purchase contract with its purchaser through December 1997 for price and production requirements similar to fiscal 1996.

The Company is currently negotiating the possible sale of its cement grade kaolin mine in response to an unsolicited purchase offer. The Company is considering the sale of its interest in the cement grade kaolin reserves and certain mining equipment. This sale, if consummated with the purchaser, would be subject to approval by the Company's Board of Directors and the shareholders.

Disputes have arisen between Thomas Kane, one of the Company's directors and a principal shareholder, over the Company's continuing operations and their impact on Mr. Kane's ownership of shares of the Company's convertible preferred and common stock.
Mr. Kane has expressed his belief that the Company is not viable as a going concern and should be liquidated. Mr. Kane has asserted that continued operations would expend resources and waste assets which would otherwise be distributed to him and to the other two holders of convertible preferred stock upon the Company's liquidation. Mr. Kane has threatened to seek court intervention to preserve assets of the Company for liquidation. The Company disagrees with Mr. Kane's allegations and does not plan to liquidate the Company. In order to resolve this dispute, the Company is considering various alternatives, including the repurchase of shares held by Mr. Kane.

Management estimates the Company's equity affiliate, NovaChek, will require approximately $150,000 during fiscal 1997 in order to commence dredging operations on a commercial basis, including working capital for the first month of operations. The Company is currently attempting to raise the required capital, and may reduce its equity interest in NovaChek in order to do so without expending Company funds. However, there is currently no assurance that these funds can be secured. Accordingly, the Company's ability to recover its investment in NovaChek is dependent upon the results of future development, including obtaining financing for such development. The financial statements do not include any adjustments relating to the recoverability of the Company's investment that might result from the outcome of these uncertainties.

In order to improve liquidity, the Company sold a portion of its working interest production during the fiscal year after receiving an unsolicited purchase offer from the operator of $25,215. Additionally, on November 14, 1996, the Company sold several oil and gas producing assets and leasehold interests, primarily overriding royalty interests in producing oil and gas wells for proceeds of $230,257, which is net of commissions and direct selling costs. The proceeds of these sales will be devoted to working capital, and reinvested in the Company's business, with the goal of developing additional sources of revenue, earnings and asset growth. Furthermore, the Company is considering the sale of substantially all of its operating assets, with the intent of reinvesting the proceeds of such a sale in similar assets better situated relative to the marketability of industrial minerals products.

The Company is currently attempting to get commitments from the industry to drill two of the Company's exploratory prospects in Wyoming, one primarily an oil prospect, and the other a gas prospect. Dependent on its success in getting industry participation in the drilling of these two prospects, the Company will attempt to acquire other drillable prospects for its future exploration efforts.


In March 1996, the Company negotiated a six-month working capital loan from the family of one of its directors at an annual interest rate of 10% in the amount of $100,000 to make up for cash shortages caused by the timing of kaolin sales expenses and revenues. Typically, the cost of transporting kaolin is billed to the Company and must be paid in advance of the receipt of payment by the Company of kaolin sales proceeds, resulting in a cash shortfall during the early part of the season which is alleviated as the season progresses. This loan was repaid in full in September 1996 out of operating cash flow. Additionally, the Regulation D offering described in "Significant Developments During Fiscal 1996" was completed, and although this offering was primarily undertaken to fund the proposed mining operations at Nome, Alaska, a portion of the offering proceeds was dedicated to Nova's working capital.

Results of Operations

The Company realized a net loss of $143,673 for the year ended September 30, 1996. Oil and gas sales were higher, but mineral sales decreased. However, for the mining season as a whole -- which extends past the end of the fiscal year -- mineral sales were considerably improved from the previous fiscal year. The effect of those improved mineral sales levels will not be recorded until fiscal 1997. Mining costs decreased, tracking the lower level of sales, as did general and administrative costs, reflecting economies implemented in the Company's cost reduction program, and mineral property abandonments dropped to just over $7,000 from the previous year's $309,199, but these factors were insufficient to allow the Company to realize a profit. Contributing to the loss was a $11,437 loss from the Company's investment in NovaChek.

Due primarily to decreased mineral and oil and gas sales and a write-down of its Querida and Nome mineral properties, the Company realized a net loss of $421,716 for the year ended September 30, 1995.

Revenues

Mineral sales decreased $195,156 or 13% for the year ended September 30, 1996 as compared to 1995, although mineral sales for the full mining season -- which extends past the end of the fiscal year -- were substantially greater than in those for the 1995 mining season. The increased mineral sales for the season resulted from an increase in kaolin prices and an increase in tons of kaolin shipped. The Company had one customer for the 1996 mining season, as in 1995. The Company's ability to transport kaolin by rail improved considerably in 1996, and shipments were able to be spaced over the entire mining season, which matched customer needs on a more timely basis than in 1995.

Oil and gas sales increased $31,254 or 17% for the year ended September 30, 1996 as compared to the same period in 1995. This increase is attributable primarily to higher prices. Oil production declined 11% but oil prices increased 30%, which more than offset the production decline. Both production and the price of gas increased. These factors combined to generate the higher oil and gas sales. A comparison of production and prices in 1996 and 1995 is as follows:
                                     1996          1995
Sales Volume
 Oil (bbls)                         7,675         8,635
 Gas (MCF)                         48,160        45,362

Average Sales Price
  Oil (bbls)                        $19.96        $15.27
  Gas (MCF)                         $ 1.34        $ 0.98

The Company sold its railcars in fiscal 1995, realizing a one-time gain on the sale of $58,663.

Other revenue for the year ended September 30, 1995 consisted of revenue received from the rental of the railcars prior to their sale, $19,021, and grain sales, $2,232. Other revenue of $825 in 1996 was primarily realized from grain sales.

Expenses

Mining costs decreased $209,920 or 17% for the year ended September 30, 1996 as compared to 1995. This decrease was primarily due to lower kaolin shipments in the 1996 period. A further factor impacting mining costs was the payment of gravel royalties to a lessor. The Company collects royalties on the sale of gravel from land leased by the Company pursuant to an arrangement with a third party, which mines and sells the gravel. The Company retains a portion of such royalties and remits the major portion to the lessor. No gravel royalties were required to be paid during the previous fiscal year.

Lease operating expenses ("LOE"), including production taxes increased $14,087 or 15% for the year ended September 30, 1996 as compared to 1995 due to increased oil and gas sales coupled with higher costs in some of the Company's wells as these wells approach the end of their operating lifetime.

Depletion, depreciation and amortization ("DD&A") decreased $388 for the year ended September 30, 1996 as compared to 1995 due to reduced DD&A on oil and gas properties, consistent with the 11% decline in oil production.

General and administrative expenses decreased $40,730 or 10% for the year ended September 30, 1996 over the same period in 1995 due to lower payroll and related costs. The lower payroll costs reflect both a reduction in staff and a reduction in staff salaries.

Interest expense was incurred in 1995 on the debt incurred to purchase railroad rolling stock. This expense totaled $12,540 for the year ended September 30, 1995. This debt was retired upon the sale of the rolling stock in February, 1995. The interest expense of $17,691 in fiscal 1996 resulted from interest payments on a short-term working capital loan, since retired, and the $250,000 of convertible subordinated debentures issued in connection with the Regulation D offering described in "Significant Developments during Fiscal 1996".

Commitments

The lease on the Company's office space expires January 31, 1997. Remaining payments for the 4-month balance of the lease are estimated to total $9,764. The Company has signed a new three-year office lease in a different location effective February 1, 1997. The Company has leased approximately 1550 square feet of office space -- a reduction of 22% from its previous space -- at a cost of approximately $15,810 over the first year of the lease term. The Company is also obligated under the terms of the contract with one of its rail transportation suppliers to move at least 300 cars during the 1997 mining season. If the Company does not move at least 300 cars, a $120 per car penalty for each car less than 300 cars will be assessed. Since the Company currently has a contract through December 31, 1997, with its current kaolin purchaser to purchase kaolin in excess of 300 cars, it does not anticipate paying any penalties.

Impact of Inflation

Due to the Company's size and the uncertainties normal in its lines of business, the impact of inflation on the Company's operations is negligible.

New Accounting Standards

Statement of Financial Accounting Standards No. 123, Accounting for Stock--Based Compensation (FAS No. 123), is required to be adopted by the Company in the year ended September 30, 1997. Pursuant to the provisions of FAS No. 123, the Company will continue to account for transactions with its employees pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Therefore, this statement is not expected to have a material effect on the Company's financial position or its results of operations when adopted.

       ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Independent Auditor's Report



The Board of Directors and Stockholders
Nova Natural Resources Corporation:


We have audited the accompanying balance sheets of Nova Natural Resources Corporation as of September 30, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Natural Resources Corporation as of September 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has suffered recurring losses and cash flow deficits from operations which, along with other factors described in Note 2, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             KPMG Peat Marwick LLP

Denver, Colorado
November 27, 1996


               NOVA NATURAL RESOURCES CORPORATION

          BALANCE SHEETS -- SEPTEMBER 30, 1996 AND 1995



ASSETS                                    1996            1995
Current Assets:
  Cash                                $    79,827    $   70,820
  Accounts receivable:
    Kaolin opperations                    376,392       251,794
    Oil and gas operations                 24,867        12,132
    Other                                  31,273         4,101

  Prepaid expenses                          3,941         1,500

    Total current assets                  516,300       340,347

Mineral property interests, net
    of accumulated depreciation and
    depletion of $88,767 and $67,147
    in 1996 and 1995, respectively
    (note 2)                              543,038       562,721

Oil and gas properties (using
    the full cost method of
    accounting), net of accum-
    ulated depletion, depreciation
    & amortization, and valuation
    allowances of $5,896,408 and
    $5,836,300 in 1996 and 1995,
    respectively (Notes 3 and 11)         260,014       339,578
Furniture and technical equipment net
    of accumulated depreciation
    of $131,953 and $126,750 in
    1996 and 1995, respectively            38,851        41,634


Investment in and advances to
    NovaChek Limited
    Liability Company (note 4)            136,717            --

Deposits                                   51,000        71,411


        Total                         $ 1,545,920    $ 1,355,691

          See accompanying notes to financial statements.


                NOVA NATURAL RESOURCES CORPORATION

     BALANCE SHEETS (CONTINUED) -- SEPTEMBER 30, 1996 AND 1995


LIABILITIES AND
STOCKHOLDERS' EQUITY                       1996           1995
Current liabilities:
  Accounts payable                    $   282,087    $   220,289
  Accrued liabilities                      35,576         13,472

     Total current liabilities            317,663        233,761

Convertible debentures (note 5)           250,000             --


     Total liabilities                    567,663        233,761

Stockholders' equity   (note 7):
  Convertible preferred stock, $1.00
    par value and liquidation
    preference; 5,000,000 shares
    authorized; 2,687,682 shares
    issued and outstanding              2,687,682      2,687,682
  Common stock, $.10 par value;
    50,000,000 shares authorized;
    6,496,188 shares
    issued and outstanding                649,619        649,619
  Additional paid-in capital            6,454,296      6,454,296
  Accumulated deficit                  (8,813,340)    (8,669,667)

     Total stockholders' equity           978,257      1,121,930

Commitments and contingencies
  (note 9)

                                      $ 1,545,920    $ 1,355,691

         See accompanying notes to financial statements.


                 NOVA NATURAL RESOURCES CORPORATION
                     STATEMENTS OF OPERATIONS

                                         Years Ended September 30,

                                         1996             1995
Revenue:
  Mineral sales                      $ 1,291,131      $ 1,486,287
  Oil and gas sales                      217,807          186,553

                                       1,508,938        1,672,840

Costs and expenses:
  Mining costs, including
   transportation and royalties        1,049,387        1,259,307
  Oil and gas lease operating,
   including production taxes            106,952           92,865
  Depletion, depreciation, and
   amortization                           86,931           87,319
  Mineral property abandonments            7,032          309,199
  General and administrative             385,593          426,323

                                       1,635,895        2,175,013

     Operating loss                     (126,957)        (502,173)

Other income (expenses):
  Share of losses of NovaChek
   Limited Liability Company             (11,437)              --
  Interest income                         11,587           13,081
  Interest expense                       (17,691)         (12,540)
  Gain on sale of assets                      --           58,663
  Other                                      825           21,253

                                         (16,716)          80,457

     Net loss                        $  (143,673)        (421,716)

Loss per share                              (.02)            (.07)

Weighted average common shares
  outstanding                          6,496,188        6,323,971

     See accompanying notes to financial statements


                              NOVA NATURAL RESOURCES CORPORATION
                              STATEMENTS OF STOCKHOLDERS' EQUITY
                            YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                 Shares of
                                convertible    Amount
                                 preferred   Convertible    Shares of      Amount
                                  stock       preferred    common stock    Common
                                 issued         stock         issued        stock
Balance, September 30, 1994     2,687,682   $ 2,687,682     6,323,971   $   632,397

  Contribution of stock to
    Employee Stock Ownership
    Plan                               --            --       172,217        17,222
    Net loss                           --            --            --            --

Balance, September 30, 1995     2,687,682     2,687,682     6,496,188       649,619

  Net loss                             --            --            --            --

Balance, September 30, 1996     2,687,682   $ 2,687,682     6,496,188    $  649,619

                       See accompanying notes to financial statements.

                            NOVA NATURAL RESOURCES CORPORATION
                      STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                         YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                   Additional                     Total
                                   paid-in      Accumulated    stockholders'
                                    capita         deficit        equity
Balance, September 30, 1994       $6,458,602     $(8,247,951)  1,530,730

  Contribution of stock to
    Employee Stock Ownership
    Plan                              (4,306)             --      12,916
  Net loss                                --        (421,716)   (421,716)

Balance, September 30, 1995        6,454,296      (8,669,667)  1,121,930

  Net loss                                --        (143,673)   (143,673)

Balance, September 30, 1996       $6,454,296     $(8,813,340)    978,257

                     See accompanying notes to financial statements.

                              NOVA NATURAL RESOURCES CORPORATION
                                   STATEMENTS OF CASH FLOWS

                                                                 Years Ended September 30,

                                                                  1996               1995
Cash flows from operating activities:
  Net loss                                                    $  (143,673)       $  (421,716)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depletion, depreciation and amortization                       86,931             87,319
    Mineral property abandonments                                   7,032            309,199
    Gain on sale of assets                                             --            (58,663)
    Share of losses of NovaChek Limited Liability Company          11,437                 --
    Convertible debentures issued for services, charged
      to general and administrative expense                        31,250                 --
    Contribution of stock to employee stock ownership plan             --              12,916
  Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable                   (164,505)            166,269
    Increase in prepaid expenses                                   (2,441)                 --
    Decrease in deposits                                           20,411              31,309
    Increase (decrease) in accounts payable                        61,798            (308,279)
    Increase (decrease) in accrued and other liabilities           22,104             (17,220)

        Net cash used by operating activities                     (69,656)           (198,866)

Cash flows from investing activities:
  Proceeds from sale of assets                                     25,215             500,000
  Investment in and advances to NovaChek Limited
    Liability Company                                            (148,154)                 --
  Capital expenditures - mineral properties                        (8,969)            (38,040)
  Capital expenditures - oil and gas properties                    (5,759)             (8,316)
  Capital expenditures - office and technical equipment            (2,420)            (42,669)

        Net cash provided (used) by investing activities         (140,087)            410,975

Cash flows from financing activities:
  Principal payments on notes payable                                   0           (272,072)
  Proceeds from notes payable                                     218,750

          Net cash provided (used) by financing activities        218,750           (272,072)

          Increase (decrease) in cash and cash equivalents          9,007            (59,963)

Cash, beginning of year                                            70,820            130,783

Cash, end of year                                             $    79,827        $    70,820

Supplemental cash flow information-cash paid for interest     $    16,292        $    12,785

                        See accompanying notes to financial statements.


               NOVA NATURAL RESOURCES CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1996 AND 1995


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nova Natural Resources Corporation (the Company), has focused on marketing and selling kaolin clay from its Minnesota kaolin mine, exploring for paper grade kaolin on leases elsewhere in Minnesota, seeking partners for exploration and development of gold on its properties in Alaska and Colorado and seeking partners for exploratory drilling on two oil and gas prospects in Wyoming. During the past fiscal year, the Company organized, invested in and co-manages a limited liability company to develop and mine a portion of its offshore Nome, Alaska leases to recover precious metals. The Company does not operate any of its interests in oil and gas wells, which are principally located in the western United States.

Accounting Estimates

Preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date as well as the reported amounts of revenues and expenses during the reporting period. The actual results could differ significantly from those estimates.

Investment in NovaChek Limited Liability Company

The Company owns an interest in NovaChek Limited Liability Company (NovaChek) which is accounted for by the equity method. Under the equity method, the investment has been recorded at cost and is subsequently adjusted to recognize the Company's share of the income or losses of NovaChek. Dividends or other distributions are recorded as a reduction of the investment. Recognition of losses is limited to the extent of the Company's investment in, advances to, commitments and guarantees, if any, relating to NovaChek.

Mineral Property Interests

Exploration expenditures are charged to operations in the period incurred except for expenditures on specified properties having indicated the presence of a mineral resource with the potential of being developed into a mine, in which case the expenditures are capitalized.

Mine development costs incurred to expand the capacity of operating mines, to develop new orebodies or to develop mine areas substantially in advance of current production are capitalized and charged to operations on a units-of-production method based upon the estimated recoverable reserves of the related deposit. Reclamation takes place concurrently with production and such costs are expensed as mining costs in the period incurred.

The Company periodically reviews the carrying value of its properties by comparing the net book value with the estimated undiscounted future cash flow from the property, which is generally based upon estimated recoverable reserves utilizing current market prices and costs. If the net book value exceeds the undiscounted future cash flow, the Company records an impairment. Changes in the significant estimates and assumptions underlying future cash flow estimates may have a material effect on the future carrying value of assets and operating results.

In fiscal 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FAS 121). The adoption of the provisions of FAS 121 had no impact on the Company's financial statements.

Oil and Gas Properties

The Company follows the "full cost" method of accounting for its oil and gas properties, in accordance with rules promulgated by the Securities and Exchange Commission (the SEC). All of the Company's properties are located within the continental United States. All costs associated with property acquisition, exploration, and development activities are capitalized in one cost center (the full cost pool), including costs of unsuccessful exploration. No gains or losses are recognized on the sale or abandonment of oil and gas properties unless the transaction involves the sale of significant reserves.

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

Amortization of the full cost pool is computed using the units-of-production method based on proved reserves as determined annually by the Company and independent petroleum engineers. The provision for depletion, depreciation, and amortization on a per equivalent barrel basis during fiscal years 1996 and 1995 was $3.83 and $4.17, respectively.

Furniture and Technical Equipment

Furniture and technical equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from three to eight years.

Income Taxes

The Company utilizes an asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using enacted tax rates expected to apply in the years in which such temporary differences are expected to be recovered or settled. A valuation allowance is established for tax assets not expected to be realized. Changes in tax rates are recognized in the period of the enactment date.

Loss Per Share

Loss per share is computed by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period. Common share equivalents including convertible preferred stock and stock options were not included in the computation as their effect was anti-dilutive for 1996 and 1995. A fully diluted per share calculation considering stock which would be issued if the Company's convertible debentures were converted into common stock is not presented as it is anti-dilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 1996 presentation.


(2)  UNCERTAINTY OF FUTURE OPERATIONS

The financial statements have been prepared assuming that the Company will continue as a going concern. Certain factors, discussed below, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has suffered recurring losses and cash flow deficits from operations. At September 30, 1996, the Company has an accumulated deficit of $8,813,340. In addition, management estimates the Company's equity affiliate, NovaChek, will require approximately $150,000 during fiscal year 1997 in order to commence operations (see note 4). In order to resolve a shareholder dispute, the Company is considering various alternatives, including the repurchase of shares held by a certain stockholder.(see note 7)

The Company's liquidity is not sufficient to fund future operating losses, if any, and the aforementioned investing and financing commitments. In order to improve liquidity, the Company has sold or is considering the sale of substantially all of its operating assets. On November 14, 1996, the Company sold several of its overriding royalty interests in producing oil and gas wells for net proceeds of approximately $230,000. In addition, the Company is considering the sale of its cement grade kaolin mining operations.

The future viability of the Company is dependent on the ultimate resolution of the matters discussed above and the profitable operation of NovaChek, which are not presently determinable.

(3)   SALE OF OIL AND GAS INTERESTS

On November 14, 1996, the Company sold several oil and gas producing assets and leasehold interests, primarily overriding royalty interests in producing oil and gas wells in the Wyoming Overthrust Belt (an estimated 6,976 BBLS of oil and an estimated 282,127 MCF of gas), effective as of November 1, 1996. Proceeds from this sale, net commissions and direct selling costs, were $230,257.

(4)   INVESTMENT IN NOVACHEK

On April 1, 1996 the Company organized NovaChek to recover precious metals from off-shore mining leases located near Nome, Alaska, utilizing a dredging operation.

The Company contributed mineral leasehold interests and $118,750 in cash for a 42% voting interest in NovaChek. An additional 4.125% interest in NovaChek is held by affiliates of the Company.
NovaChek is managed by the Company and Chek Technologies and Exploration, LLC (Chek) which owns a 38.75% interest in NovaChek. The Company is entitled to receive an annual management fee of $65,000 from NovaChek. To date, no management fee has been collected or recorded by the Company.

A number of significant decisions require the approval of both the Company and Chek. Such decisions include, but are not limited to, certain borrowings, capital expenditures and asset disposals.

NovaChek has not commenced dredging operations on a commercial basis, Company management estimates NovaChek will require approximately $150,000 during fiscal 1997 to become operational, and there is no assurance that the dredge can be operated economically. Accordingly, the Company's ability to recover its investment in NovaChek is dependent upon the results of future development, including obtaining financing for such development. The availability of financing and the results of such future development are not presently determinable. Accordingly, the financial statements do not include any adjustments relating to the recoverability of the Company's investment such costs that might result from the outcome of these uncertainties.

In accordance with the NovaChek operating agreement, the first $150,000 in distributions will be allocated to investors other than the Company and Chek based upon their relative voting percentages. The next $150,000 in distributions will be made to the Company.
The Company, Chek and remaining investors will receive 30%, 20% and 50%, respectively, of the next $400,000 in distributions, and 35%, 30% and 35%, respectively, of the following $428,575 in distributions. After these initial preferential distributions are made, all subsequent distributions will be allocated based on voting percentages.


The condensed balance sheet and statement of operations of NovaChek at September 30, 1996 and for the period from April 1, 1996
(inception) through September 30, 1996 are presented below.

                     BALANCE SHEET OF NOVACHEK

    Cash and other assets                  $   5,908
    Mineral property interests                45,000
    Mining and related equipment, net        284,566

    Total assets                           $ 335,474

    Accounts payable                       $  29,404
    Short-term notes payable                  33,300
    Stockholders' equity                     272,770

   Total liabilities and stockholders'
     equity                                $ 335,474

              STATEMENT OF OPERATIONS OF NOVACHEK

    Operating expenses                     $ (27,648)
    Other income                                 418

    Net Loss                               $ (27,230)

(5)   CONVERTIBLE DEBENTURES

On April 1, 1996, the Company issued $250,000 of convertible debentures. These debentures provide for interest payments at an annual rate of 10%, payable semi-annually, and are due on April 1, 2001, but are redeemable in common stock by the Company after March 31, 1998. The debentures are convertible into the Company's common stock at the rate of one share of stock for each $0.15 of principal, which would result in the issuance of 1,666,667 common shares if so converted. In June 1996, holders of $175,000 of the debentures, of which $40,625 of debentures are held by affiliates, agreed that the Company could redeem such debentures after September 1, 1996, provided that such early redemption is effected at $0.10 per common share and the payment of six months advance interest. No such early redemption has been made to date.

The Company issued $31,250 of the convertible debentures to Chek in exchange for services that Chek performed for NovaChek, on behalf of the Company. This amount was charged to general and administrative expense.

(6)   INCOME TAXES

The components of the net deferred tax asset and liabilities at September 30, 1996 and 1995 are as follows:

                                             1996                 1995
Deferred tax assets:
  Net operating loss carryforward        $ 2,766,438          $ 3,392,118

Less valuation allowance                  (2,585,379)          (3,169,939)

      Net deferred tax asset                 181,059              222,179

Deferred tax liabilities-
  Depletion, depreciation, amortization,
  and valuation allowance for income tax
  purposes in excess of amounts for
  financial statement purposes              (181,059)            (222,179)


      Net deferred tax asset             $        --         $        --

The Company has net operating loss carryforwards at September 30, 1996 for federal income tax reporting purposes of approximately $7,420,000. The Company also has an alternative minimum tax net operating loss of approximately $8,760,000. Approximately $1,840,000 of these tax operating losses will expire during the tax year ending September 30, 1997, with the balance expiring over the period ending in the year 2011.

(7)   STOCKHOLDERS' EQUITY

Preferred Stock

The Company's preferred stock outstanding is convertible into 5,375,364 shares of common stock. The preferred shares contain
2-for-1 voting rights, have a $1.00 liquidation preference and have no stated dividend rate.

Stock Option Plans

The Board of Directors have approved two stock option plans for the benefit of Company employees and key personnel. The first plan is the Nova Natural Resources Corporation 1989 Nonqualified Stock Option Plan (the "Nonqualified Plan") and the second plan is the Nova Natural Resources Corporation 1989 Incentive Stock Option Plan, a qualified plan (the "Incentive Plan"). Both plans include terms whereby participants are issued options to purchase shares of the Company's common stock at the market price at the time of grant. The options are exercisable at the date of grant and expire five years after the date of grant.

Options granted to employees under both plans who subsequently terminate employment with the Company are canceled if not exercised within three months after termination of employment.


A total of 2,000,000 shares have been reserved for issue under the two plans. Data at September 30, 1996 and 1995 concerning these two plans is as follows:

                       Nonqualified Plan

                                   Shares under       Option price
                                      option              range
Outstanding and exercisable at
  September 30, 1994                645,000       $ 0.0625 - 0.18
Canceled during year                (25,000)                 0.18

Outstanding and exercisable at
  September 30, 1995                620,000         0.0625 - 0.105
Canceled during year                (20,000)                 0.0625

Outstanding and exercisable at
  September 30, 1996                600,000       $          0.105

                       Incentive Plan

                                   Shares under        Option price
                                      option               range
Outstanding and exercisable at
  September 30, 1994 and 1995       820,000       $ 0.09375 - 0.105
Granted during 1996                  50,000                    0.05
Canceled during 1996               (220,000)        0.09375 - 0.105

Outstanding and exercisable at
  September 30, 1996                650,000       $ 0.05    - 0.105

Stock Ownership Plan

The Company has also established the "Nova Natural Resources Corporation Employee Stock Ownership Plan" (the ESOP Plan) for all employees. The ESOP Plan provides for contributions of Company stock to a trust in an amount determined by the Board of Directors. The Company's contributions to the Plan during the year ended September 30, 1995 amounted to 172,217 shares of common stock with an aggregate value of $12,916. No contribution was made in 1996.

(8)   RELATED PARTY TRANSACTIONS

The Company owns interests in various producing and nonproducing mineral properties with the REM Family Trust ("the Trust"), a trust in which the Chairman of the Company is the trustee. The Trust also holds a royalty interest on the Company's cement grade kaolin property. Royalty expense, under this agreement, was $11,662 and $14,355 in 1996 and 1995, respectively. The Company and the Trust jointly own, through various agreements, an interest in a gold prospect in southern Colorado.

Five directors of the Company and one officer purchased $46,875 of the Company's debentures and a 4.125% interest in NovaChek during 1996.

(9)  COMMITMENTS AND CONTINGENCY

Shareholder Disputes

Disputes have arisen between Thomas Kane, one of the Company's directors and a principal shareholder, over the Company's continuing operations and their impact on Mr. Kane's ownership of shares of the Company's convertible preferred and common stock.
Mr. Kane has expressed his belief that the Company is not viable as a going concern and should be liquidated. Mr. Kane has asserted that continued operations would expend resources and waste assets which would otherwise be distributed to him and to the other two holders of convertible preferred stock upon the Company's liquidation. Mr. Kane has threatened to seek court intervention to preserve assets of the Company for liquidation. Management of the Company disagrees with Mr. Kane's allegations and does not plan to liquidate. In order to resolve this dispute, the Company is considering various alternatives, including the repurchase of shares held by Mr. Kane. However, resolution of this matter is not presently determinable. Accordingly, the financial statements do not include any adjustments that might result from the resolution of this matter.

Rail Transportation Contract

The Company is obligated under the terms of a contract with one of its rail transportation suppliers to move at least 300 railcars during 1997. If the Company does not move at least 300 railcars, a $120 per railcar penalty for each car less than 300 railcars will be assessed. Since the Company currently has a contract through 1997 with its kaolin purchaser to purchase kaolin requiring in excess of 300 railcars, it does not anticipate incurring any penalties.

Leases

Future minimum rental payments for office facilities under the remaining terms of noncancelable leases are $19,805 and $17,806, $18,564 and $7,841 for the fiscal years ending September 30, 1997, 1998, 1999 and 2000, respectively.

Net rental payments charged to expense amounted to $27,194 in 1996 and $20,183 in 1995.

(10)  SEGMENT INFORMATION

The Company operates entirely in the United States and principally in two industries, oil and gas and mining. Information about the Company's operations in these industries for the years ended
September 30, 1996 and 1995 is as follows:

                                                       Year ended September 30, 1996

                                               Oil and Gas         Mining        Consolidated
Operating revenue                              $   217,807      $ 1,291,131      $ 1,508,938

Operating expenses                                 152,436        1,226,985        1,379,421
Depreciation, depletion and amortization            60,108           21,620           81,728

      Total operating expenses                     212,544        1,248,605        1,461,149

      Income from operations                         5,263           42,526           47,789

General corporate expenses (net of
  other income and expenses)                                                        (162,334)

Share of losses of NovaChek Limited
  Liability Company                                                                  (11,437)
Interest expense                                                                     (17,691)

      Net loss                                                                   $  (143,673)

Identifiable assets at September 30, 1996      $   284,881      $  919,430      $  1,204,311
Corporate assets                                                                     341,609

      Total assets at September 30, 1996                                         $ 1,545,920

                                                   Year ended September 30, 1995

                                               Oil and Gas         Mining        Consolidated
Operating revenue                              $   186,553      $ 1,486,287      $ 1,672,840

Operating expenses                                 132,892        1,777,223        1,910,115
Depreciation, depletion and amortization            67,504           16,263           83,767

      Total operating expenses                     200,396        1,793,486        1,993,882

      Loss from operations                         (13,843)        (307,199)        (321,042)

General corporate expenses (net of
  other income and expenses)                                                         (88,134)
Interest expense                                                                     (12,540)

      Net loss                                                                   $  (421,716)

Identifiable assets at September 30, 1995      $   351,710      $   814,515        1,166,225
Corporate assets                                                                     189,466

      Total assets at September 30, 1995                                         $ 1,355,691

Income (loss) from operations is operating revenue less operating expenses, a portion of general and administrative expenses, and depreciation, depletion and amortization. Income (loss) from operations excludes general corporate expenses, share of losses of an equity investee, interest expense and interest income. Corporate assets primarily include cash, investment and advances in NovaChek, net furniture and technical equipment, and other assets.


(11)  SIGNIFICANT CUSTOMERS AND SUPPLEMENTARY INFORMATION ON OIL AND GAS
         OPERATIONS

For the years ended September 30, 1996 and 1995, the Company had one mineral customer that accounted for 85.6% and 63.1% of total revenue, respectively.

Information related to the Company's oil and gas operations is summarized as follows:

                                         1996             1995
Capitalized costs:
  Unproved properties                $   111,468          106,753
  Proved properties                    6,044,954        6,069,125

                                       6,156,422        6,175,878

  Accumulated depletion,
  depreciation, amortization
  and valuation allowances            (5,896,408)      (5,836,300)

                                     $   260,014          339,578


Costs incurred in oil and gas producing activities are as follows:

                                         1996             1995
Capitalized:
  Property acquisition costs         $     5,759            8,316

  Development costs                  $        --               --

Expenses - depletion, depreciation,
  and amortization                   $    60,108           67,504


Oil and Gas Reserve Information (Unaudited)

The following information presents the Company's estimate of its proved oil and gas reserves, all of which are located in the Continental United States. The Company emphasizes that reserve estimates are inherently imprecise and are expected to change as future information becomes available. The oil estimates
(BBLS) and the natural gas estimates (MCF) as of September 30, 1996 and 1995 have been prepared by an independent firm of petroleum engineers.


                                             1996                   1995

                                       (BBLS)     (MCF)       (BBLS)     (MCF)
Proved reserves:
  Beginning of year                    36,618    276,315      32,305    263,165
    Revisions of previous estimates     6,015    133,567      12,948     58,512
    Sales of reserves-in-place         (2,580)    (3,686)         --         --
    Production                         (7,675)   (48,160)     (8,635)   (45,362)

  End of year                          32,378    358,036      36,618    276,315

Proved developed reserves:
  Beginning of year                    36,618    276,315      32,305    263,165

  End of year                          32,378    358,036(a)   36,618    276,315

(a) See note 3 for information regarding the sale of approximately 6,976 barrels of oil and 282,127 MCF of gas on November 14, 1996.

Standardized Measure of Discounted Future Net Cash Flows and the
Changes Therein (Unaudited)

The following presentations contain no provision for estimated future income tax expenses due primarily to net operating loss carryforwards and tax credits. The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at September 30, 1996 and 1995, is as follows:

                                                      1996            1995
Future cash in-flows                             $ 1,252,791     $   948,375
Future production costs                             (466,618)       (375,219)
Future development costs                              (5,000)         (5,000)

      Future net cash flows                          781,173         568,156

10% annual discount for estimated
  timing of cash flows                              (291,882)       (197,583)

      Standardized measure of discounted
        future net cash flows                    $   489,291     $   370,573

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 1996 and 1995:

                                                     1996            1995
Standardized measure of discounted future
  net cash flows at beginning of year            $   370,573     $   310,294
Sales of oil and gas produced,
  net of production costs                           (110,855)        (93,688)
Sales of reserves-in-place                           (23,925)             --
Net changes in prices and production costs            73,751          12,065
Revisions of previous quantity estimates             153,066         103,710
Accretion of discount                                 19,758          17,940
Other                                                  6,923          20,252
    Standardized measures of discounted future
      net cash flows at end of year              $   489,291     $   370,573

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

                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The directors of the Company are set forth in the following table:


Name and Positions                            Served as
 Held With the Company                      Age     Director Since

Robert E. McDonald, Chairman of the
  Board (1) (2)                              68      April 22, 1986

Brian B. Spillane, President and
  Chief Executive Officer (3)                60      April 22, 1986

Milton O. Childers
  Exploration Manager                        68      April 22, 1986
Thomas F. Kane (2)                           56      April 22, 1986

Robert W. Meier (2)                          60      April 22, 1986

John R. Parker                               50      April 22, 1986

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

Executive Officers

The following table sets forth the executive officers of the
Company:

  Name and Officer                Age     Served as Officer Since

Brian B. Spillane
  President and Chief
  Executive Officer                60           April 1, 1989

James R. Schaff
  Secretary and Treasurer
  Manager of Lands                 41           May 2, 1996

Milton O. Childers
  Vice President of Exploration,
  and Assistant Secretary          68           January 22, 1993


An account of the business experience during at least the past five years of Mr. Schaff is as follows (for Messrs. Spillane and Childers, see "Directors"):

Mr. Schaff assumed his position as Nova's Land Manager on April 1, 1994, and was appointed Secretary and Treasurer of the Company on May 2, 1996. From 1981 until 1990, he was an independent consultant for various major and independent companies in the oil and gas industry. From 1990 to 1994, he consulted principally for Nova and U. S. Borax Inc. in mining-related land affairs. He graduated from Rocky Mountain College in 1981 with a B.S. degree in Business Administration-Economics. He is a Certified Professional Landman (CPL) and an active member of the American Association of Professional Landmen (AAPL), the Rocky Mountain Association of Mineral Landmen (RMAML) and the Rocky Mountain Mineral Law Foundation.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of the Chief Executive Officer, the Exploration
Manager and the Land Manager of the Company as of September 30, 1996, 1995, and 1994 for services in all capacities to the Company.

                      Summary Compensation Table

                                            Long Term Compensation
                              Annual
                           Compensation             Awards
    Name and                 Salary    Restricted Stock     Options
Principal Position   Year       $          Award ($)*           #

Brian B. Spillane    1996     50,120             --              --
     CEO             1995     67,939          3,397              --
                     1994     79,829          7,983           200,000

Milton O. Childers   1996     50,240             --              --
Exploration V.P.     1995     66,160          3,308              --
                     1994     76,578          7,658           200,000

James R. Schaff
Secretary/Treasurer  1996     48,930             --            50,000
Manager of Lands     1995     52,456          2,623                --
                     1994     24,750          2,475                --

*ESOP contribution

                       Option Grants in Last Fiscal Year

                         Individual Grants
                                    % of Total
                       Options      Options Granted  Exercise or
                       Granted/     to Employees      Base Price  Expiration
     Name             (Expired)     in Fiscal Year      ($/sh)       Date

Brian B. Spillane         --               -              --            -
Milton O. Childers        --               -              --            -
James R. Schaff           50,000/         100           $0.05         2001
                         (20,000)          --             --            -

                 Employee Stock Option Plans

Under the terms of the Nova Natural Resources Corporation 1989 Nonqualified Stock Option Plan (the "Nonqualified Plan"), key personnel are issued options to purchase shares of the Company's Common Stock at the market price at the time of the award. The options are exercisable over a five year period in increments as specified by the Board of Directors. Upon termination of association with the Company, unexercised options, are canceled.

Also available to employees and management is the Nova Natural Resources Corporation 1989 Incentive Stock Option Plan, a qualified plan (the "Incentive Plan"). Under the terms of the Incentive Plan, options to purchase shares of the Company's Common Stock are issued to key employees at the market price of the stock on the date of issue. The options are exercisable over a five year period. Options, granted to employees who subsequently terminate employment with the Company are canceled if not exercised within three months after termination of employment.

A total of 2,000,000 shares of the Company's Common Stock have been reserved for issuance under the terms of the two Plans. At September 30, 1996, options to purchase 600,000 shares of Common Stock had been issued to the Company's Directors under the Nonqualified Plan (620,000 in 1995); under the Incentive Plan, options to purchase 650,000 shares had been issued (820,000 in 1995), including, 200,000 each to Messrs. Spillane and Childers and 250,000 to Mr. Schaff. None of the options issued under the Plan were exercised during 1996 or 1995.

Employee Stock Ownership Plans

The Board of Directors and the stockholders of the Company have also adopted the Nova Natural Resources Corporation Employee Stock Ownership Plan ("ESOP") for the benefit of its full-time employees, including its officers and directors.

Only employees who have reached the age of 21 and have completed one year of Company service are eligible to participate in this plan. With respect to each plan year, the Company may contribute cash or Common Stock of the Company to a trust in such amounts as the Board of Directors deems advisable. Contributions may not exceed the lesser of 25% of the participant's total annual compensation or $30,000. Any cash contributions are to be used primarily by the trustee to purchase shares of Common Stock of the Company, which, in addition to shares of Common Stock of the Company contributed by the Company, are allocated to the accounts of all participants in the ratio that the total annual compensation (not in excess of $150,000) of each participant bears to the total compensation of all participants in such year. The plan does not allow contributions by participants.

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

As of September 30, 1996, 398,211, 62,093 and 201,497 shares have been allocated to accounts of Messrs. Spillane, Schaff, and Childers, respectively. No other current officers or directors of Nova are currently eligible to participate in the plan. No ESOP contribution was made for 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Principal Shareholders

The following table sets forth the only persons known to the Company, as of September 30, 1996, to own beneficially more than 5% of the Company's Common Stock, $.10 par value, or the Company's Convertible Preferred Stock, $1.00 par value, the Company's only classes of issued and outstanding voting securities. Except as otherwise noted in the footnotes to the table, each person named has sole voting and investment powers relating to his shares.

Name and Address               Amount and Nature of
Percent
of Beneficial Owner            Beneficial Ownership        of
Class

Preferred Stock

Thomas F. Kane                     1,098,841             40.88%
c/o ITG, Inc.
1500 Mt. Kemble Ave, 2nd Floor
Morristown N.J. 07901

Robert E. McDonald                   794,421 (1)          29.56%
P.O. Box 481243
Denver, CO 80248-1243

Karen McDonald                       794,420 (3)          29.56%
1177 Race St. Apt. 801
Denver, CO 80206

Common Stock

Thomas F. Kane                     1,092,679 (2)          16.82%
c/o ITG, Inc.
1500 Mt. Kemble Ave, 2nd Floor
Morristown, N.J. 07901

Robert E. McDonald                   484,851 (1)           7.46%
P.O. Box 481243
Denver, CO  80248-1243

Karen McDonald                       484,850 (3)           7.46%
1177 Race St. Apt 801
Denver, CO 80206

Milton O. Childers                   431,494 (5)           6.64%
179 E. Brown Place
Aurora, CO 80013

James E. Taets                       411,427 (4)           6.33%
7979 So. Jasmine Circle
Englewood, Colo. 80112

Brian B. Spillane                    398,211 (6)           6.13%
255 S. Eudora
Denver, CO 80222

(1) The preferred and common shares are held by the REM Family Trust, in which Mr. McDonald is the Trustee. Does not include 200,000 shares underlying stock options held by Mr. McDonald. Includes options held by two officers and directors and one director of the Company to purchase an aggregate of 561,788 shares of common stock directly from Mr. McDonald, all exercisable at $.10 per share at any time on or before April 3,
   2003. Does not include 62,500 shares which would be issued were Mr. McDonald to elect to convert his $9,375 face amount of convertible subordinated debentures to common stock.

(2) Consists of 466,395 shares held by Printon Kane and Co., a Delaware Corporation in which Mr. Kane was a principal stockholder and Chairman of the Board, and 50,761 shares held by Kane Holding, Inc. and 575,523 shares owned by Mr. Kane personally. Does not include 200,000 shares underlying stock options held by Mr. Kane. Includes options held by two officers to purchase an aggregate of 873,576 shares of common stock directly from Mr. Kane. These options are exercisable at
   $.10 per share at any time on or before April 3, 2003.

(3) The preferred and common shares are held by the Karen McDonald Trust, in which Ms. McDonald is Trustee. Includes options held by two officers and one director of the Company to purchase an aggregate of 561,787 shares of common stock directly from Ms. McDonald, all exercisable at $.10 per share at any time on or before April 3, 2003. Does not include 62,500 shares which would be issued were Ms. McDonald to elect to convert her $9,375 face amount of convertible subordinated debentures to common stock.

(4) Mr. Taets is a former employee of the Company. Consists of 411,278 shares vested in his account under the ESOP and 149 owned directly.

(5) Consists of 225,154 shares owned by Mr. Childers, 4,843 shares held by Mr. Childers' wife and 201,497 shares vested under the ESOP, but does not include options to purchase 186,789 shares directly from Mr. McDonald, options to purchase 186,788 shares from Ms. McDonald, options to purchase 373,576 shares directly from Mr. Kane, or options to purchase 200,000 shares from the Company. Does not include 62,500 shares which would be issued were Mr. Childers to elect to convert his $9,375 face amount of convertible subordinated debentures to common stock.

(6) Consists of 398,211 shares vested in his account under the ESOP, but does not include options owned by Mr. Spillane to purchase 250,000 shares directly from Mr. McDonald, options to purchase 250,000 shares directly from Ms. McDonald, options to purchase 500,000 shares directly from Mr. Kane or options to purchase 200,000 shares from the Company. Does not include 83,333 shares which would be issued were Mr. Spillane to elect to convert his $12,500 face amount of convertible subordinated debentures to common stock.


The following table shows, at September 30, 1996, the shares of the Company's outstanding Common Stock, $.10 par value (6,496,188 shares), beneficially owned by each of the officers and directors of the Company and the shares beneficially owned by all of the officers and directors as a group. Except as otherwise noted in the footnotes to the table, each person named has sole voting and investment powers related to his shares.

    Name of                 Amount and Nature of     Percent
Beneficial Owner            Beneficial Ownership     of Class

Robert E. McDonald               484,851 (1)           7.46%
Brian B. Spillane                398,211 (3)           6.13%
James R. Schaff                  122,400 (4)           1.88%
Milton O. Childers               431,494 (5)           6.64%
Thomas F. Kane                 1,092,679 (6)          16.82%
Robert W. Meier                  193,178 (7)           2.97%
John R. Parker                        -- (8)            (2)

All Directors and Officers
as a group (7 persons)         2,723,013              41.92%


    (1)  See note (1) of the preceding table.

    (2)  Less than 1%.

    (3)  See note (6) of the preceding table.

    (4) Does not include 250,000 shares underlying stock options held by Mr. Schaff, nor does it include 20,833 shares which would be issued were Mr. Schaff to elect to convert his $3,125 face amount of convertible subordinated debentures to common stock.

    (5)  See note (5) of the preceding table.

    (6)  See Note (2) of the preceding table.

    (7) Does not include 200,000 shares underlying stock options held by Mr. Meier.

    (8) Does not include options owned by Mr. Parker to purchase 125,000 shares directly from Mr. McDonald, options to purchase 125,000 shares directly from Ms. McDonald, or options to purchase 200,000 shares from the company. Does not include 41,667 shares which would be issued were Mr. Parker to elect to convert his $6,250 face amount of convertible subordinated debentures to common stock.

The following table shows as of September 30, 1996, the shares of the Company's Common Stock which would be held by Officers and Directors, $.10 par value, assuming full conversion of the Preferred Stock, full exercise of all options, and full conversion of convertible subordinated debentures.




    Name of                 Amount and Nature of        Percent
Beneficial Owner            Beneficial Ownership        of Class

Robert E. McDonald             1,774,404                12.00%
Brian B. Spillane              1,681,544                11.37%
James R. Schaff                  393,233                 2.66%
Milton O. Childers             1,441,147                 9.75%
Thomas F. Kane                 2,616,785                17.70%
Robert W. Meier                  434,845                 2.94%
John R. Parker                   491,667                 3.32%

All Directors and Officers
as a group (7 persons)         8,833,625                59.73%



If full conversion of all outstanding shares of convertible preferred stock, options, and convertible subordinated debentures occurred, the Company would have outstanding 14,788,219 shares of its Common Stock.

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

The Company and the Chairman of the Board jointly owned property on the Company's cement grade kaolin property in Redwood Falls, Minnesota. In 1992, the Company purchased the Chairman's interest in this property for a $.15 per ton royalty on all kaolin removed from that portion of the mine. The Company has determined that the amount received by the Chairman of the Board in 1996 and 1995 is not material.

Messrs. McDonald, Spillane, Childers, Meier, Parker, and Schaff purchased one and one-half, two, one and one-half, one, one, and one and one-half Units respectively (7.5 total, at a cost of $75,000), in the Company's Regulation D offering described in "Significant Developments in Fiscal 1996". These Units were purchased at the identical price paid by non-affiliated third persons.

There have been no other significant transactions between the Company and officers or directors of the Company during the fiscal year ended September 30, 1996. See also "Item 10. Executive
Compensation".


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

 Exhibit
Table No.      Document                                   Reference

  (2)          Articles of Incorporation and By-Laws         (a)

  (3)          Instruments defining the right of
               security holders, including indentures        N/A

  (5)          Voting trust agreement                        N/A

  (6)          Material contracts not in ordinary
                      course of business                     N/A

  (7)          Material foreign patents                      N/A



(a)  Filed with Registration Statement No. 33-5520 (under the
Securities Act of 1933) and incorporated herein by this reference.

(b) The following documents were filed and are incorporated herein:
                         Description of
                       Document and Filing

  (i) Convertible Preferred Stock Purchase Agreement filed with Form 10-Q dated December 31, 1986.

 (ii)       Nova Natural Resources Corporation 1987 Nonqualified
Stock Option Plan and 1987 Incentive Stock Option Plan.

(iii)       Report on Form 8-K date of report April 12, 1996.

(iv)        Report on Form 8-K, date of report November 14, 1996.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Nova Natural Resources Corporation has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Denver, Colorado on this 20th day of December, 1996.

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

Signature                      Title                           Date


/s/ Robert E. McDonald        Chairman of                12-20-96
Robert E. McDonald            the Board

/s/ Brian B. Spillane         President, Chief           12-20-96
Brian B. Spillane             Executive Officer

/s/ James R. Schaff           Secretary and Treasurer    12-20-96
James R. Schaff

/s/ Milton O. Childers        Director                   12-20-96
Milton O. Childers

/s/ John R. Parker            Director                   12-20-96
John R. Parker

Thomas F. Kane                Director


/s/ Robert W. Meier           Director                   12-20-96
Robert W. Meier