Form 10QSB
period 1996-12-31
NOVA NATURAL RESOURCES CORP
filed 1997-02-24
CIK 792935

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1996

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

                               P.O. Box 481388
                        789 Sherman Street, Suite 550
                           Denver, Colorado 80248

                   (Address of principal executive offices)

                                (303) 863-1997

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


                      PART I. FINANCIAL INFORMATION

                    NOVA NATURAL RESOURCES CORPORATION
                    Condensed Balance Sheets (Note 1)

                                        December 31,   September 30,
                                           1996             1996
                                        (Unaudited)
ASSETS

Current assets:
  Cash                                  $   329,453       $   79,827
  Accounts receivable:
    Kaolin operations                             0          376,392
    Oil and gas operations(Note 2)            8,922           24,867
    Other                                    38,038           31,273
         Total                               46,960          432,532

  Prepaid expenses                            6,030            3,941

        Total current assets                382,443          516,300


Mineral property interests, net of
  accumulated depreciation and
  depletion of 92,301                       529,880          543,038

Oil and gas properties(using the full
  cost method of accounting), net of
  accumulated depletion, depreciation
  and amortization and valuation
  allowances of 5,902,164(Note 2)           104,646          260,014

Furniture and technical equipment net
  of accumulated depreciation of
  132,155                                    38,649           38,851

Investment in and advances to NovaChek
  Limited Liability Company                 188,943          136,717

Deposits                                     51,550           51,000
                                            _______          _______
                                        $ 1,296,111      $ 1,545,920


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                       $    65,909     $  282,087
   Accrued liabilities                         10,417         35,576

        Total current liabilities              76,326        317,663

Convertible debentures                        250,000        250,000

        Total liabilities                     326,326        567,663


Stockholders' equity:
   Convertible preferred stock, $1.00
   par value and liquidation preference;
   5,000,000 shares authorized; 2,687,682
   shares issued and outstanding(Note 3)    2,687,682      2,687,682
   Common stock, $.10 par value;
   50,000,000 shares authorized;6,496,188
   shares issued and outstanding(Note 3)      649,619        649,619
   Additional paid-in capital               6,454,297      6,454,296
   Accumulated deficit                     (8,821,813)    (8,813,314)

        Total stockholders' equity            969,785        978,257

Total Liabilities and Stockholders' Equity  1,296,111      1,545,920
                                            =========      =========
(fn)
        See accompanying notes to condensed financial statements.

                    NOVA NATURAL RESOURCES CORPORATION
                    Condensed Statements of Operations
                               (Unaudited)


                                               Three Months Ended
                                         December 31,    December 31,
                                             1996            1995
Revenue:
  Mineral sales                          $  191,556      $  142,508
  Oil and gas sales                          41,616          44,638
                                          _________       _________
                                            233,172         187,146

Costs and expenses:
  Mining costs, including transportation
    and royalties                           154,567          94,914
  Oil and gas lease operating including
    production taxes                         30,415          32,615
  Depletion, depreciation,
    and amortization                          9,492          18,146
  Mineral property abandonments                  60              --
  General and administrative                112,220          92,193
                                            _______         _______
                                            306,754         237,868

        Operating loss                      (73,582)        (50,722)

Other income(expenses):
  Share of losses of NovaChek Limited
  Liability Company                          (6,290)             --
  Interest income                             3,176           2,099
  Interest expense                           (8,333)             --
  Gain on sale of assets                     76,557              --
                                             _______         _______
                                             65,110           2,099

        Net loss                             (8,472)        (48,623)

Loss per share (Note 4)                         .00            (.01)

Weighted average common shares outstanding 6,496,188       6,496,188
(fn)
        See accompanying notes to condensed financial statements.


                    NOVA NATURAL RESOURCES CORPORATION
                    Condensed Statements of Cash Flows
                               (Unaudited)

                                               Three Months Ended
                                           December 31,    December 31,
                                              1996             1995
Cash flows from operating activities:
   Net (loss)                              $   (8,472)      $ (48,623)
Adjustments to reconcile net
  loss) to net cash provided
  by operating activities:
     Depletion and depreciation                 9,492          18,146
     Gain on sale of assets                   (76,557)             --
Change in operating assets and liabilities:
     Decrease in accounts receivable          385,572         228,081
     (Increase) in prepaid expenses            (2,089)         (3,703)
     (Increase) in deposits                      (550)         (2,058)
     (Decrease) in accounts payable          (216,178)       (108,816)
     (Decrease) in accrued liabilities        (25,159)        (12,827)

           Net cash provided by operating
           activities                          66,059          70,200

Cash flows from investing activities:
     Proceeds from sale of assets              229,957             --
     Investments in and advances to NovaChek
       Limited Liability Company               (52,226)            --
     Capital expenditures-mineral properties     9,624         (6,617)
     Capital expenditures-oil and gas
       properties                               (3,788)            --
     Capital expenditures-office and
       technical equipment                          --             --

           Net cash provided (used) by
           investing activities                183,567         (6,617)

Cash flows from financing activities:
     Principal payments on notes payable            --             --
     Proceeds from notes payable                    --             --

           Net cash provided (used) by
           financing activities                     --             --

           Increase in cash                    249,626         63,583

Cash, beginning of year                         79,827         70,820

Cash, end of year                              329,453        134,403


Supplemental cash flow information -
  cash paid for interest                            --             --

(fn)
        See accompanying notes to condensed financial statements.


                    NOVA NATURAL RESOURCES CORPORATION
                 Notes to Condensed Financial Statements
              Three Months Ended December 31, 1996 and 1995

(1)  The condensed financial statements included herein are unaudited.
In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at December 31, 1996 and 1995 and the results of operations for the three month period ended December 31, 1996 and 1995. Certain amounts have been reclassified for comparability with the 1995 presentation. Quarterly results are not necessarily indicative of expected annual results because of fluctuations in the price received for oil and gas products, demand for natural gas, kaolin and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended September 30, 1996, previously filed with the Securities and Exchange Commission.

(2) On November 14, 1996, the Registrant sold at an auction conducted by the Oil & Gas Asset Clearinghouse in Houston Texas several oil and gas producing assets and leasehold interests, primarily overriding royalty interests in producing oil & gas wells in the Wyoming Overthrust Belt. Proceeds from this sale, net of commissions and direct selling costs were $229,957. The gain on the sale was $76,550. The sale was effective as of November 1, 1996. The bulk of the interests were sold to a Denver, Colorado based firm not affiliated with the Company, which was the successful bidder among a group of bidders at the auction for the greater portion of the oil & gas assets and interests referred to above.

(3) In December, 1986 the Company issued 2,687,682 shares of Convertible Preferred Stock to the Company's Chairman and to a principal shareholder in settlement of $1,700,000 in convertible debentures plus related accrued interest of $426,682 and $561,000 in bank debt repaid by the Chairman and the principal shareholder on behalf of the Company. The Preferred Stock is convertible into 5,375,364 shares of the Company's Common Stock. The Preferred Shares contain 2 for 1 voting privileges, have a $1.00 liquidation preference and have no stated dividend rate. In February, 1997 the Company repurchased 510,342 shares of common stock and 895,415 shares of convertible preferred stock from a major shareholder in settlement of a dispute for $150,000 in cash to be paid at closing, and additional payments based on revenues from either the operation of or the sale of its cement-grade kaolin mine of up to an aggregate value of $70,008 over a period of years. The Company may also purchase a portion of its common stock in the event of the sale of its kaolin mine upon the assertion of appraisal rights by shareholders who dissent from a vote to approve such sale.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                              OF OPERATIONS


RESULTS OF OPERATIONS

     The Company realized an operating loss for the three month period ended December 31, 1996 of $73,582 compared to an operating loss of $50,722 for the same period in 1995. A one-time gain on the sale of oil and gas assets of $76,557 reduced the net loss for the 1996 period to $8,472 compared to a net loss of $48,623 for the same period in 1995.

     Mineral product sales increased $49,048 to $191,556 for the three months ended December 31, 1996 compared to mineral sales of $142,508 for the same period in 1995. The Company's customer for its kaolin clay purchased more kaolin in the 1996 period that in the prior year's period, when lengthy rail turn-around times limited the Company's ability to deliver the quantity of kaolin desired by the customer. Turn-around times returned to normal in the 1996 period.

     Oil and gas sales for the three months ended December 31, 1996 decreased $3,022 to $41,616 compared to $44,638 for the three months ended December 31, 1995. The Company sold several oil & gas producing assets as of November 1, 1996, primarily overriding royalty interests in producing oil & gas wells in the Wyoming Overthrust Belt. The decrease in oil and gas sales is primarily attributable to the lower volume of oil and gas produced net to the Company's interest as a result of this sale, which more than offset the positive effect of higher oil and gas prices in the quarter compared to the comparable quarter,and normal production decline. The Company's future oil and gas production volumes will be at a substantially reduced level as a result of this sale unless new production can be brought on stream from as yet undrilled properties,
which is speculative.   The sales volumes and average sales prices during
the periods were as follows:

                                             Three Months Ended
                                       December 31,        December 31,
                                           1996                1995

Sales
  Oil (bbls)                              1,283               2,040
  Gas (MCF)                                 615               9,711
Average Sales Price
  Oil                                   $ 19.41             $ 15.39
  Gas                                   $  1.17             $  1.01


     Mining costs including transportation and royalties were $154,567 for the three months ended December 31, 1996 as compared to $94,914 for the same period in 1995. The increase is due to higher transportation and mining costs associated with the higher volume of production and sales in 1996 as compared to 1995, and to timing differences in the billing of transportation costs.

     Lease operating expenses including production taxes decreased $2,200 for the three months ended December 31, 1996 as compared to 1995. The decrease is primarily attributable to the lower production volume in the 1996 period as a result of the production sale.

     General and administrative expenses increased $20,027 for,the three months ended December 31, 1996 as compared to the same period in 1995. This increase was primarily due to higher legal expenses associated with the possible sale of the Company's kaolin mine, as well as legal costs incurred in connection with the repurchase of common and preferred stock from a major shareholder, both one-time events. Accounting expenses were also higher, due primarily to the need to review the Company's share of the results of operations of NovaChek Limited Liability Company ("NovaChek"), which did not exist in the 1995 period.

     Depletion, depreciation, and amortization decreased 48% to $9,492 in the three months ended December 31, 1996 as compared to $18,146 in 1995. This decrease was primarily the result of the sale of producing assets, which substantially reduced the full-cost pool.

     The Company's share of losses of NovaChek in the three months ended December 31, 1996 were $6,290. NovaChek had not been formed in the 1995 period. The Company will record additional losses in future periods from its interest in NovaChek unless NovaChek is able to establish profitable operations, which cannot be determined at this time.

     Interest income increased to $3,176 in the three months ended December 31, 1996, compared to $2,099 in 1995, reflecting more cash on hand invested in short-term obligations. Interest income will decline in future periods due to the investment of cash in the repurchase of stock. The Company may also invest cash in assets which are expected to generate cash flow in the future, but which are likely to result in a net cash outlay in the short term. Interest expense in the quarter increased to $8,333 due to the issuance of interest-bearing convertible subordinated debentures earlier in the fiscal year. There were no such debentures outstanding in the 1995 period.

     A gain of $76,557 on the one-time sale of producing assets was recorded in the 1996 period. There was no such sale in the 1995 quarter.


     CAPITAL RESOURCES-SOURCES OF CAPITAL

     The Company's primary source of cash flow during the three months ended December 31, 1996 were the collection of accounts receivable, and proceeds from the non-recurring sale of oil & gas properties. Cash provided by operations totaled $66,059 for the three month period ended December 31, 1996 as compared to cash provided by operations of $70,200 for the same period in 1995. The increase in cash and cash equivalents for the period was $249,626 resulting in cash on hand at December 31, 1996 of $329,453, compared to cash on hand at December 31, 1995 of $134,403.

          CAPITAL RESOURCES-UTILIZATION OF CAPITAL

     For the three month period ended December 31, 1995, the Company reduced accounts payable by $216,178. Proceeds from the sale of properties were $235,793, and investment in and advances to NovaChek Limited Liability Company were $52,226, resulting in cash generated by investing activities of $183,567. In the comparable period, net cash used by investing activities was $6,617. All funds for capital expenditures for the remainder of the year are expected to be provided by operating cash flow, from property or asset sales, if any, and from existing cash balances. All funds for capital expenditures for the remainder of the year are expected to be provided by operating cash flow, from property or asset sales, if any, and from existing cash balances. The Company has agreed to repurchase 510,342 shares of common stock and 895,415 shares of convertible preferred stock from a major shareholder in settlement of a dispute for $150,000 in cash to be paid at closing, and additional payments based on revenues from either the operation of or the sale of its cement-grade kaolin mine of up to an aggregate of $70,008 over a period of years. The Company may also purchase a portion of its common stock in the event of the sale of its kaolin mine upon the assertion of appraisal rights by shareholders who dissent from a vote to approve such sale. It is the Company's present intention to finance these events from internal cash flow and cash resources, but the Company may offer to sell preferred and/or common stock in a private placement to replace all or a portion of these funds and provide additional capital to acquire new sources of cash flow. Regardless of whether any such sale of stock takes place, the Company will endeavor to acquire cash-flow generating assets to replace the cash flow formerly provided by the kaolin mine, the success of which endeavors cannot be predicted.

     LIQUIDITY

     At December 31, 1996, the Company's working capital surplus totaled $306,117 as compared to a surplus of $198,637 at September 30, 1996. Liquidity for the three months ended December 31, 1996 was provided by the sale of several oil & gas producing assets and leasehold interests, primarily overriding royalty interests in producing oil & gas wells in the Wyoming Overthrust Belt, and by operations; however, liquidity was reduced by reductions in accounts payable, accrued liabilities and prepaid expenses and by investment in NovaChek Limited Liability Company.

     Based on cash flow projections through 1997, it is anticipated that the Company will have adequate cash resources if it continues to operate at current levels. Because the Company has sold a portion of its oil & gas producing assets, and oil and gas sales from its other properties continue to decline, and the Company has only one customer for its kaolin, the cash flow generated by oil, gas, and kaolin sales is not sufficient to generate positive cash flow. In the event the sale of its kaolin mine takes place, cash resources will be further enhanced over the next twelve months, and further payments pursuant to the sale will be received over the next five years, on a guaranteed basis. Cash flow in the 1997 fiscal year would exceed that expected to be generated from the Company's single contracted customer for its kaolin mine, but future payments would provide a lesser amount of cash flow than in 1997. The Company presently has no contracts for its kaolin mine which extend past December 31, 1997. The Registrant has permitted a gravel pit on two leases in Minnesota. A local contractor mined and marketed the gravel in 1996 and will pay the Company a royalty based on gravel sold. It is anticipated that further gravel royalties may be realized from this property in 1997. The Company will aggressively seek other sources of cash flow in 1997 in both industrial minerals and oil and gas projects, where risk is low to moderate.

     FUTURE TRENDS

     Kaolin sales are seasonal in nature and the mining of kaolin is dependent on favorable weather conditions, demand by cement companies for this product, and other factors over which the Company has no control. The Company has a sales contract with a cement company which expires in December, 1997. The fact that the Company has only one purchaser for its kaolin has had and will continue to have a significant negative impact on the Company's cash flow and operations. In addition, the short line railroad which directly serves the mine is in need of rehabilitation to increase the reliability of the line and make it less susceptible to weather delays. There is no such rehabilitation planned at present. However, rehabilitation of this line has been needed for a number of years, and an acceptable level of service has been maintained on the line through normal maintenance procedures. This rail line is currently being offered for sale by the owner/operator, and should such a sale take place, the level of service which will be offered by the new owner cannot be determined.

     The prices the Company receives for its oil and gas products will continue to fluctuate, although current prices are generally higher than those obtained last year. The Company's largest producing oil field, the North Rainbow Ranch Unit, produces a heavy, sour crude. The price paid for this crude is significantly less than from a higher quality crude. Since most of the Company's oil sales are from this field, and it is in the latter stages of its lifetime, it takes a significant increase in oil prices for oil sales to increase. In addition, much of the company's gas is sold on the spot market and such sales are subject to both price and market demand fluctuations.

     It cannot be determined at this time whether NovaChek Limited Liability Company will be successful in raising the funds necessary to initiate gold mining operations on its property in Alaska, nor can it be determined whether these operations, if so initiated, will be successful. If commercial operations can be established on this property, the Company will generate cash flow from this investment in future years, the level of which cannot be determined with certainty until such operations have been established and maintained for two or more seasons.

     The Company has reduced its overhead substantially over the past two years, and further reductions would be difficult to achieve without impairing the Company's ability to operate efficiently, manage its assets and pursue its growth objectives. Nova Natural Resources Corporation intends to explore all avenues whereby it can strengthen its balance sheet, develop its assets, acquire additional assets and add to its ability to generate revenues, achieve profitability, and create value for its shareholders, including the acquisition of assets or of other companies, mergers, and private and/or public financing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  None
     (b) Form 8-K. A report on Form 8-K was filed November 14, 1996, and is incorporated herein by reference.

                                SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



               NOVA NATURAL RESOURCES CORPORATION




Date:   February 24, 1996               By: /s/  Brian B. Spillane
                                          Brian B. Spillane,
                                          President, Director, and
                                          Chief Executive Officer





Date:   February 24, 1996               By:  /s/   James R. Schaff
                                            James R. Schaff,
                                           Secretary-Treasurer