Form 10QSB
period 1997-03-31
NOVA NATURAL RESOURCES CORP
filed 1997-05-15
CIK 792935

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

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

                          789 Sherman St., Suite 550
                            Denver, Colorado 80203

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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,985,836

  Transitional Small Business Disclosure Format (Check One):
    Yes   ; No X

_______________________________________________________________

                      PART I. FINANCIAL INFORMATION

                    NOVA NATURAL RESOURCES CORPORATION
                    Condensed Balance Sheets (Note 1)

                                         March 31,     September 30,
                                           1997             1996
                                        (Unaudited)
ASSETS

Current assets:
  Cash                                  $    49,525       $   79,827
  Accounts receivable:
    Kaolin operations(Note 5)                     0          376,392
    Oil and gas operations(Note 2)           13,038           24,867
    Other                                     9,991           31,273
                                            _______          _______
         Total                               23,029          432,532

  Prepaid expenses                            3,248            3,941
                                            _______          _______
        Total current assets                 75,802          516,300


Mineral property interests, net of
  accumulated depreciation and
  depletion of 92,301 and 88,767(Note 6)    542,417          543,038

Oil and gas properties(using the full
  cost method of accounting), net of
  accumulated depletion, depreciation
  and amortization and valuation
  allowances of 5,909,210 and
  5,896,408(Note 2)                         104,223          260,014

Furniture and technical equipment net
  of accumulated depreciation of
  132,380 and 131,953                        38,852           38,851

Investment in and advances to NovaChek
  Limited Liability Company(Note 4)         195,149          136,717

Deposits                                     51,550           51,000
                                            _______          _______

                                        $ 1,007,993      $ 1,545,920
                                          =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
                                             March 31,    September 30,
                                               1997          1996
                                            (unaudited)

Current liabilities:
   Accounts payable                       $    46,866     $  282,087
   Accrued liabilities                          2,083         35,576
                                              _______        _______

        Total current liabilities              48,949        317,663

Convertible debentures                        250,000        250,000
Note Payable(Note 3)                           66,408              0
  Discount on Note Payable(Note 3)            (20,154)             0
                                              _______        _______

        Total long term liabilities           296,254        250,000

        Total liabilities                     345,203        567,663
                                              _______        _______


Stockholders' equity:
   Convertible preferred stock, $1.00
   par value and liquidation preference;
   5,000,000 shares authorized; 2,687,682
   shares issued and outstanding in 1996,
   1,792,267 in 1997(Note 3)                1,792,267      2,687,682
   Common stock, $.10 par value;
   50,000,000 shares authorized;6,496,188
   shares issued and outstanding in 1996,
   5,985,846 in 1997(Note 3)                  598,585        649,619
   Additional paid-in capital(Note 3)       7,204,873      6,454,296
   Accumulated deficit                     (8,932,935)    (8,813,340)
                                           __________      __________

        Total stockholders' equity            662,790        978,257

Total Liabilities and Stockholders' Equity $1,007,993     $1,545,920
                                            =========      =========
        See accompanying notes to condensed financial statements.


                      NOVA NATURAL RESOURCES CORPORATION
                      Condensed Statements of Operations
                                  (Unaudited)

                               Three Months Ended           Six Months Ended
                             March 31,    March 31,     March 31,     March 31,
                                1997          1996          1997          1996
                             ________     ________      ________      ________
REVENUES:
  Mineral sales             $    1,913   $    19,583   $  193,469  $  162,091
  Oil and gas sales(Note 2)     36,106        58,366       77,722     103,004
                              ________      ________      _______     _______
                                38,019        77,949      271,191     265,095

EXPENSES:
  Mining costs, including
  transportation and royalties   4,788         6,119      159,355     101,033
  Oil and gas lease operating
    including production taxes  27,166        24,247       57,581      56,862
  Depletion, depreciation,
    and amortization             7,271        16,471       16,763      34,617
  Mineral property abandonments      0             0           60           0
  General and administrative   102,530       103,012      214,750     195,205

                               141,755       149,849      448,509     387,717
                               _______       _______      _______     _______

Operating loss             $  (103,736)  $   (71,900) $  (177,318)$  (122,622)
                              =========      ========     ========    =======

Other income(expenses):
  Share of losses of
  NovaChek LLC(Note 4)          (5,529)            0      (11,819)          0
  Interest income                2,690         1,402        5,866       3,501
  Interest expense              (4,547)            0      (12,880)          0
  Gain on sale of assets(Note 2)     0             0       76,557           0
                               ________     ________      ________    ________
                                (7,386)        1,402       57,724       3,501

     Net loss               $ (111,122)  $   (70,498)    (119,594)   (119,121)

Loss per share(Note 7)      $     (.02)  $      (.01) $      (.02)$      (.02)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                6,326,074     6,496,188    6,411,131   6,496,188
                             =========     =========    =========   =========

           See accompanying notes to condensed financial statements.


                              NOVA NATURAL RESOURCES CORPORATION
                          Condensed Statements of Cash Flows (Note 1)
                                           (Unaudited)

                                            Three Months Ended           Six Months Ended
                                         March 31,     March 31,      March 31,     March 31,
                                            1997         1996           1997         1996
                                         ________      ________       ________      ________

Cash flows from operating activities:
  Net income (loss)                     $  (111,122)  $   (70,498)  $  (119,594)  $  (119,121)
  Adjustments to reconcile net income
    (loss) to net cash
    provided by operating activities:
      Depletion and depreciation              7,271        16,471        16,763        34,618
      Gain on sale of assets                     --            --       (76,557)           --
  Change in assets and liabilities:
    (Increase) decrease in accounts
      receivable                             23,931       (77,401)      409,503       150,679
    (Increase) decrease in prepaid
      expenses                                2,782           517           693        (3,186)
    (Decrease) increase in accounts
      payable                               (19,043)      165,993      (235,221)       44,350
    (Increase) decrease in deposits              --         2,058          (550)           --
    (Decrease) increase in accrued
      liabilities                            (8,334)           --       (33,493)           --
                                            _______       _______       _______       _______

Net cash provided (used) by
    operating activities                   (104,515)       37,140       (38,456)      107,340
                                            _______       _______       _______       _______

Cash flows from investing activities:
    Proceeds from sale of assets                 --            --       229,957            --
    Investment in Limited Liability Co.      (6,206)     (150,000)      (58,432)     (150,000)
    Additions to property and
      equipment                             (19,588)       (2,691)      (13,752)       (9,308)
                                            _______       _______       _______       _______
  Net cash provided (used) by
    investing activities                    (25,794)     (152,691)      157,773      (159,308)
                                            _______       _______       _______       _______

Cash flows from financing activities:
  Purchase of Kane stock                   (150,000)           --      (150,000)           --
  Issuance of debentures                         --       203,125            --       203,125
  Issuance of short tern note                    --       100,000            --       100,000
  Discount on note payable                      381            --           381            --
                                            _______       _______       _______       _______
  Net cash provided (used) by
    financing activities                   (149,619)      303,125      (149,619)      303,125
                                            _______       _______       _______       _______

Increase (decrease) in cash                (279,928)      187,574       (30,302)      251,157

Cash beginning of period                    329,453       134,403        79,827        70,820
                                            _______       _______       _______       _______

Cash end of period                      $    49,525   $   321,977   $    49,525   $   321,977
                                            =======       =======       =======       =======

                   See accompanying notes to condensed financial statements.

                    NOVA NATURAL RESOURCES CORPORATION
                  Notes to Condensed Financial Statements
                  Six Months Ended March 31, 1997 and 1996



(1) The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at March 31, 1997 and 1996 and the results of operations for the three and six month periods ended March 31, 1997 and 1996. Certain amounts have been reclassified for comparability with the 1996 presentation. Quarterly results are not necessarily indicative of expected annual results because of fluctuations in the price received for oil and gas products, demand for natural gas, kaolin and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended September 30, 1996, previously filed with the Securities and Exchange Commission.

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

(3) In December, 1986 the Company issued 2,687,682 shares of Convertible Preferred Stock to the Company's Chairman and to a principal shareholder in settlement of $1,700,000 in convertible debentures plus related accrued interest of $426,682 and $561,000 in bank debt repaid by the Chairman and the principal shareholder on behalf of the Company. The Preferred Stock is convertible into 5,375,364 shares of the Company's Common Stock. The Preferred Shares contain 2 for 1 voting privileges, have a $1.00 liquidation preference and have no stated dividend rate. In February, 1997 the Company repurchased 510,342 shares of common stock and 895,415 shares of convertible preferred stock from a major shareholder in settlement of a dispute for $150,000 in cash to be paid at closing, and additional payments based on revenues from either the operation of or the sale of its cement-grade kaolin mine of up to an aggregate value of $70,008 over a period of years. This note is a non-interest bearing note. The Company has accounted for this note as a Note Payable of $66,408 to account for the expenses that will be subtracted from this note, and a Discount on Note Payable of $20,535 to account for the present value of the payments of $45,873. The Common Stock and Preferred Stock were carried on the Company's books at a price higher than the purchase price. This difference was credited to Additional Paid in Capital. The Company may also purchase a portion of its common stock in the event of the sale of its kaolin mine upon the assertion of appraisal rights by shareholders who dissent from a vote to approve such sale.

(4) On April 1, 1996 the Company organized NovaChek to recover precious metals from off-shore mining leases located near Nome, Alaska, utilizing a dredging operation.

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

A number of significant decisions require the approval of both the Company and Chek. Such decisions include, but are not limited to certain borrowings, capital expenditures and asset disposals.

NovaChek has not commenced dredging operations on a commercial basis, Company management estimates NovaChek will require approximately $100,000 during fiscal 1997 to ready the dredge for 1997 operations, and fund operations through the end of June, which should be sufficient to enable the project to be self-sufficient, provided commercial gold production can be obtained.
Chek Technologies is investing approximately $60,000 of the needed funds, and approximately $40,000 of additional funds must be raised. There is no assurance that these funds can be raised, nor that the dredge can be operated economically. Accordingly, the Company's ability to recover its investment in NovaChek is dependent upon the results of future development, including obtaining financing for such development. The availability of financing and the results of such future development are not presently determinable. Accordingly, the financial statements do not include any adjustments relating to the recoverability of the Company's investment such costs that might result from the outcome of these uncertainties.

In accordance with the NovaChek revised operating agreement, which must be approved by a majority of the members, which is expected, the first $250,000 in distributions will be allocated to investors other than the Company and Chek based upon their relative voting percentages. The next $150,000 in distributions will be made to the Company. The Company, Chek and remaining investors will receive 19.13%, 14.2% and 66.67%, respectively, of the next $500,000 in distributions and 27%, 23% and 50%, respectively, of the following $500,000 in distributions. After these initial preferential distributions are made, all subsequent distributions will be allocated based on voting percentages.

The condensed balance sheet and statement of operations of NovaChek at March 31, 1997 and for the period from January 1, 1997 through March 31, 1997 are presented below.

                        BALANCE SHEET OF NOVACHEK

     Cash and other assets                  $  8,128
     Mineral property interests               45,000
     Delay Rentals                            42,822
     Mining and related equipment, net       289,134
                                            ________
     Total assets                           $385,084

     Accounts payable                       $102,333
     Short term notes payable                 39,600
     Stockholders' equity                    243,151
                                            ________

     Total liabilities and stockholders'
       equity                               $385,084

                   STATEMENT OF OPERATIONS OF NOVACHEK

     Sales                                  $      0
     Other income                                  5
     Marketing expense                             0
     Operating expenses                      (13,170)
                                             ________
     Net Loss                               $(13,165)

(5) Kaolin receivables of $376,392 were collected during the quarter ended December 31, 1997. Due to the seasonal nature of the kaolin business, no sales were made after this period until April, 1997.

(6) The Company has entered into an agreement for the sale of its kaolin mine. If the sale is approved by shareholders, the Company will receive a total of $700,000 for the Cement Kaolin Mine, including $125,000 in cash at closing, an aggregate of $450,000 in non-interest bearing semi-annual installments on August 15 and December 15 of each year until August 15, 2001, and a final payment of $125,000 on December 15, 2001. Up to $70,008 of these proceeds will be paid to Thomas F. Kane, a former director, as part of the Company's purchase of his Common and Preferred Stock, over the same period as the NCA payments. The Company will retain both a mortgage and a security interest covering the property being sold in order to secure full payment of the purchase price. See Managements Discussion and Analysis for further details concerning this transaction.

(7) Net loss per common share is determined by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period. A fully diluted loss per share is not computed because conversion of the Preferred Shares mentioned above, and outstanding options would be antidilutive

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Management's discussion of anticipated future operations contains predictions and projections which may constitute forward looking statements. The Private Securities Litigation Reform Act of 1995, including provisions contained in
Section 21E of the Securities & Exchange Act of 1934, provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results of other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following:

     (a) The Company may not be able to obtain the additional funding necessary to continue operations in its Nome gold prospect and/or the funds actually necessary to operate that project may be significantly greater than those anticipated by management.

     (b) Borax may determine not to pursue or to substantially delay pursuing the Company's paper-grade kaolin venture.

     (c) The Company may not be able to find industry partners for its oil and gas and mineral prospects.

     (d) Proceeds from the Company's sale of certain assets may be insufficient to purchase assets which produce income sufficient to satisfy the Company's working capital needs.

     (e) The Company may be unable to purchase, or to purchase at a profitable price, mineral assets which meet the Company's operational criteria.

RESULTS OF OPERATIONS

     The Company realized net losses for the three month period and six month period ended March 31, 1997 of $111,122 and $119,954, respectively, compared to net losses of $70,498 and $119,121 for the same periods in 1996.

     Mineral sales, all of which in the three month fiscal period were royalties on gravel sales, decreased $17,670 to $1,913 for the three months ended March 31, 1997 compared to mineral sales of $19,583 for the same period in 1996. The difference between the 1997 period and the 1996 period is wholly due to a more accurate accrual of gravel sales royalties in the first three months of fiscal 1997 than in the first three months of the prior fiscal year. For the six months ended March 31, 1997 and 1996, mineral product sales were $193,469 and $162,091, respectively. The increase in the 1997 period reflects higher kaolin sales due to increased kaolin purchases by the Company's sole customer and more efficient kaolin shipments than in the comparable fiscal period. Poor railcar turnaround times in the 1996 period limited the Company's ability to supply customer needs in that period. This was corrected in the 1997 period. Mining costs, including transportation and royalties in the 1997 six month period were higher as a percent of sales than in the 1996 period. Costs increased at a more rapid rate than prices due to higher transportation costs and timing differences in the recognition of direct mining costs.

     Oil and gas sales for the three months and six months ended March 31, 1997 decreased $22,260 and $25,282, respectively, to $36,106 and $77,722 compared to $58,366 and $103,004 for the three months and six months ended March 31, 1996. The Company sold several oil & gas producing assets as of November 1, 1996, primarily overriding royalty interests in producing oil
& gas wells in the Wyoming Overthrust Belt. In addition, the Company sold a small portion of its oil production in September, 1996. The decrease in oil and gas sales is primarily attributable to the lower volume of oil and gas produced net to the Company's interest as a result of these sales, which more than offset the positive effect of substantially higher oil and gas prices in the fiscal periods compared to the comparable periods. The sales volumes and average sales prices during the periods were as follows:


                                             Three Months Ended
                                  March 31, 1997           March 31,1996

Sales
  Oil (bbls)                        1,441                          2,724

  Gas (MCF)                         3,667                         17,557

Average Sales Price
  Oil  ($/Bbl)                     $19.00                         $14.61

  Gas ($/MCF)                     $  2.30                        $  1.06



                                                Six Months Ended
                                 March 31, 1997              March 31,1996

Sales
  Oil (bbls)                        2,805                         4,764

  Gas (MCF)                        12,876                        28,337

Average Sales Price
  Oil  ($/Bbl)                     $19.20                        $15.67

  Gas ($/MCF)                     $  1.49                       $  0.96


     Mining costs, including transportation and royalties were $4,788 for the three months ended March 31, 1997 compared to $6,119 for the same period in 1996. The decrease is due to timing differences in the accrual of gravel royalties Mining costs were $159,355 for the six months ended
March 31, 1997 compared to $101,033 for the same period in 1996.   The
increase in mining costs in the six months is due to the increase in kaolin production and sales in the 1997 period. Mining costs were higher as a percent of sales than in the 1996 period. Kaolin mining costs increased at a more rapid rate than prices, due to higher transportation costs and timing differences in the recognition of direct mining costs.

     Oil and Gas lease operating expenses including production taxes increased $2,919 and $719 for the three months and six months ended March 31, 1997 as compared to 1996. The increase is due primarily to increased workover expenses in the 1997 period. The production sale in November was a sale of royalty interests, which have a much lower level of associated production costs than working interest production. Hence, the sale did not reduce production costs in proportion to the reduction in oil and gas sales revenue resultant from the sale.

     General and administrative expenses decreased slightly for the three months ended March 31, 1997 as compared to the same period in 1996. These expenses increased $19,545 for the six month period. The decrease in the three month period was primarily due to close attention to administrative overhead expenses, which offset higher legal expenses, primarily those associated with the planned sale of the Company's kaolin mine. Increased legal expenses and accounting fees also were primarily responsible for the increase in general and administrative expenses in the six month period. Legal expenses were higher due to the negotiations and associated legal documents required by the planned sale of the Company's kaolin mine, and connected with the settlement of a dispute with a major shareholder. Both of these events are non-recurring, and neither impacted the 1996 period. Accounting expenses were higher in the 1997 period primarily due to audit work relating to the Company's investment in NovaChek Limited Liability Company, which had not been formed in the 1996 period.

     Depletion, depreciation, and amortization decreased 56% to $7,271 and 52% to $16,763, respectively, in the three months and six months ended March 31, 1997, compared to $16,471 and $34,617 in the fiscal 1996 period. This decrease was primarily the result of the sale of producing assets, which substantially reduced the full-cost pool.

     The Company's share of losses of NovaChek Limited Liability Company in the three months and six months ended March 31, 1997 were $5,529 and $11,819, respectively. NovaChek Limited Liability Company had not been formed in the 1996 fiscal periods.

     Interest income increased to $2,690 and $5,866 in the three months and six months ended March 31, 1997, respectively, compared to $1,402 and $3,501 in the 1996 periods, reflecting more cash on hand invested in short-term obligations. Interest expense in the three months and six months ended March 31, 1997 increased from zero to $4,547 and $12,880, respectively, due to the issuance of interest-bearing convertible subordinated debentures in the third quarter of fiscal 1996. There were no such debentures outstanding in the comparable 1996 fiscal periods. A gain on the sale of producing oil and gas assets of $76,557 was realized in the six months ended March 31, 1997. There were no asset sales in the 1996 period.

      CAPITAL RESOURCES-SOURCES OF CAPITAL

     The Company's primary source of cash flow during the six months ended March 31, 1997 was the collection of accounts receivable and proceeds from the sale of assets. Net proceeds from the sale of oil and gas assets of $229,957 were realized in the six months ended March 31, 1997. There were no such asset sales in the 1996 period. Cash used by operations totaled $38,456 for the six month period ended March 31, 1997 as compared to cash provided by operations of $107,340 for the same period in 1996. Although revenues increased $6,096 in the 1997 period, expenses were $60,792 higher, due primarily to higher mining costs and an increase in general and administrative costs. Additionally, accounts payable decreased $235,221 in the 1997 period, compared to an increase in the accounts payable in the 1996 period of $44,350, a difference between the two periods of $279,571, more than offsetting the $258,824 increase in the collection of receivables in the 1997 period as compared to the 1996 period. Cash and cash equivalents for the period decreased $30,302 resulting in cash on hand at March 31, 1997 of $49,925, compared to cash on hand at March 31, 1996 of $321,977. The Company purchased 510,342 shares of common stock and 895,415 shares of convertible preferred stock from a major shareholder in settlement of a dispute for $150,000 in cash (plus additional future consideration) in the 1997 six month period. No such stock purchase took place in the 1996 period. In addition, in the 1996 period, the Company issued $203,125 of convertible subordinated debentures and issued a short term note for $100,000, which two events, net of a $150,000 investment in NovaChek Limited Liability Company, were chiefly responsible for the increase in cash in the 1996 period.

      CAPITAL RESOURCES-UTILIZATION OF CAPITAL

     For the six month period ended March 31, 1997, the Company reduced accounts payable by $235,221. Accrued liabilities decreased $33,493. Additions to property and equipment were $13,752, and investment in and advances to NovaChek Limited Liability Company were $58,432, resulting in cash provided by investing activities, net of $229,957 from the sale of assets, of $157,773. In the comparable period, net cash used by investing activities was $159,308, primarily due to the $150,000 investment in NovaChek Limited Liability Company. All funds for capital expenditures for the remainder of the year are expected to be provided by proceeds from operation of the kaolin mine until closing of the sale of the mine, from the sale of the Company's kaolin mine, if approved by the Company's shareholders, from short-term borrowings, from other operating cash flow, and from existing cash balances. In connection with the repurchase of stock from a major shareholder in settlement of a dispute for $150,000 in cash, additional payments based on revenues from either the operation of or the sale of the Company's cement-grade kaolin mine of up to an aggregate value of $70,008 must be paid over a period of years. The Company anticipates the portion of such payments which may be due in the 1997 fiscal year could amount to approximately $19,000. The Company may also purchase a portion of its common stock in the event the sale of its kaolin mine is approved by shareholders, which is likely, by offering shareholders dissenter's rights. While it cannot be determined in advance how many shares might be purchased, nor the exact price of such shares, assuming a purchase price of $.05 per share, and the purchase of from 800,000 to 2,000,000 shares (the number of shares to be purchased will be lowered by the fact that none of the principals of the Company will be selling any of their shares),the Company estimates the cost of such repurchase of stock at between $40,000 and $100,000. It is the Company's present intention to finance such repurchase from internal cash flow and cash resources, but the Company may offer to sell preferred and/or common stock in a private placement to replace all or a portion of these funds and provide additional capital to acquire new sources of cash flow.

      LIQUIDITY

     At March 31, 1997, the Company's working capital surplus totaled $26,853 as compared to a working capital surplus of $198,637 at September 30, 1996. Liquidity for the six months ended March 31, 1997 was provided by proceeds from the November sale of oil & gas producing assets and leasehold interests, primarily overriding royalty interests in producing oil & gas wells in the Wyoming Overthrust Belt and by the collection of receivables. However, liquidity was reduced by the $150,000 stock repurchase, the $119,594 operating loss, reductions in accounts payable and accrued liabilities, by investment in NovaChek Limited Liability Company, and additions to property and equipment. Both the $150,000 stock repurchase and the investment in NovaChek are non-recurring events.

      Based on cash flow projections through 1997, it is anticipated that the Company will have adequate cash resources if it continues to operate at current levels, although short-term borrowings will have to be made due to timing differences in the payment of kaolin mining costs and the receipt of payment for kaolin sales. Because the Company has sold a portion of its oil and gas producing assets, and oil and gas sales from its other properties continue to decline, and the Company has only one customer for its kaolin, the cash flow generated by oil, gas and kaolin sales is not sufficient to generate positive cash flow. In the event the sale of its kaolin mine takes place, cash resources will be enhanced over the next twelve months, and further payments pursuant to the sale will be received over the next five years, although the Company may have to expend a portion of its cash resources to repurchase all shares tendered pursuant to the offering of dissenters' rights. The Company has permitted a gravel pit on two leases in Minnesota. A local contractor mined and marketed the gravel in 1996 and paid the Company a royalty based on gravel sold. It is anticipated that further gravel royalties may be realized from this property in 1997. The Company will aggressively seek other sources of cash flow in 1997, including the acquisition of assets or of other companies, mergers, and private and/or public financing.

     SALE OF THE COMPANY'S KAOLIN MINE

     Pursuant to a contract dated January 25, 1997, the Company agreed, subject to shareholder approval, to sell its cement-grade kaolin mining operations and property (the "Cement Kaolin Mine") near Redwood Falls, Minnesota, to Northern Con-Agg, Inc., an unaffiliated Minnesota corporation. A portion of the Cement Kaolin Mine is located on lands which are currently subject to a joint venture between the Company and U.S. Borax Inc. ("Borax"), which was formed in 1993 primarily to explore, develop and produce high quality paper-grade kaolin. No paper-grade kaolin has yet been sold from the joint venture property. Borax has agreed to release the portion of the paper-grade kaolin property occupied by the Cement Kaolin Mine from the joint venture to permit the Company's sale of the mine to NCA. The Company will be selling all of its cement-grade kaolin operations to NCA, while retaining its interest in the paper-grade joint venture. The Cement Kaolin Mine encompasses 314 acres, and the paper-grade kaolin property retained by the Company encompasses 4628.59 acres. After the sale to NCA, ownership of the cement-grade kaolin property will be separate and distinct from ownership of the paper-grade kaolin property. Except for the inclusion of an immaterial portion of the paper grade kaolin prospect in the sale to NCA, the sale will have no impact on the Company's joint venture with Borax.

     Under the terms of the purchase and sale agreement with NCA (the "NCA Agreement"), NCA will acquire approximately 78 fee acres owned by the Company and an additional 236 acres leased by the Company, as well as the inventory, equipment, contracts, permits and other personal property held by the Company in connection with these cement-grade mining operations.
NCA proposes to continue the current cement-grade operations of the Company, and has agreed to turn over to the Company any profits which it may earn during a 21 year period after the date of closing as a result of sales of kaolin produced from the property to paper manufacturers. The Company agrees that, if it or any joint venture of which it is a member sells kaolin to the cement-industry in Minnesota, Iowa, North Dakota, South Dakota or Wisconsin during a five year period following the closing, the Company it will pay to NCA the sum of $30,000 for each year in which any sale occurs.

     NCA will pay a total of $700,000 to the Company for the Cement Kaolin Mine, including $125,000 in cash at closing, an aggregate of $450,000 in non-interest bearing semi-annual installments on August 15 and December 15 of each year until August 15, 2001, and a final payment of $125,000 on December 15, 2001. Up to $70,008 of these proceeds will be paid to Thomas
F. Kane, a former director, as part of the Company's purchase of his Common and Preferred Stock, over the same period as the NCA payments. The Company will retain both a mortgage and a security interest covering the property being sold to NCA in order to secure full payment of the purchase price. NCA will assume liability for all existing contracts relating to the property, although the Company will continue to have liability for any conduct before the closing date and, any contracts not disclosed to NCA. Included among the contracts assumed by NCA is an agreement with Union Pacific Railroad which requires the Company to pay the railroad for a minimum usage of 300 rail cars, whether actually used by the Company. NCA will assume this obligation and Nova will have no further liability for railcar usage. The Company believes that it has disclosed all pertinent contracts to NCA. The Company intends to secure appropriate lessor consents to eliminate any liability to the lessor following assignment of the lease.

     If NCA expands the current cement-grade mining operations, the lessor of the Mine Property will have to be relocated from her home on the property, which recently has been appraised at $25,000. When this occurs, NCA will pay the first $25,000 of relocation costs, Nova will pay 50% of the costs, if any, between $25,000 and $75,000, and Nova will pay the entire cost, if any, in excess of $75,000. Shortly following execution of the NCA Agreement, the Company incurred approximately $5,800 in additional drilling and analysis costs to meet requests of NCA for additional exploration data.

     Prior to the NCA Agreement, NCA had no relationship to the Company, its officers or directors. The Company has not secured an independent opinion concerning the fairness of the consideration to be paid by NCA, but the Company's officers believe such consideration to be appropriate based upon the Company's prior net income from the property, the anticipated kaolin reserves, and the demand for cement-grade kaolin in the area. There will be no change in the rights of security holders of the Company as a result of this vote, except with respect to the holders of Convertible Debentures, as described below. The Company is not in default with respect to obligations under any of its securities.

     If shareholder approval for the sale of the cement-grade kaolin mine is not received, Nova will continue to operate the mine as it has in the past and continue to pursue additional customers and markets for the kaolin. The Company would seek to retain its current customer and attempt to obtain business from a previous customer. Any additional customers could not be obtained for the current mining season. The Company would consider other alternatives, such as entering into joint venture arrangements for the marketing and sale of kaolin, possibly with the company which desires to purchase the mine, and/or other companies which supply materials to the cement industry. If shareholder approval of the sale is not obtained, approximately $20,000 in transactional costs will not be recovered.

Potential Impact of the Proposed Sale on the Company's Convertible
Debentures

     The Colorado Business Corporation Act (the "Act") requires approval of the majority of shares voting at a duly noticed and conducted meeting for the sale of all or substantially all of a corporation's assets outside of its normal course of business. The Company has determined that, while the Cement Kaolin Mine is a principal asset, because the remaining assets and business are not insubstantial and proceeds of the sale are intended to be used to continue the Company's business in the same fashion, a shareholder vote is not required by law. Nonetheless, since the Cement Kaolin Mine sale is a material transaction, the Company believes that its shareholders should be informed about and vote upon the approval of that transaction.

     As part of its organization and capitalization of NovaChek Limited Liability Company, an Idaho limited liability company formed to develop part of the Company's gold prospect in Nome, Alaska, the Company sold an aggregate of $250,000 of convertible subordinated debentures (the "Debentures"). The Debentures require semi-annual payments of interest and payment of principal and accrued interest on April 1, 2001. At the option of its holder, each Debenture matures and is fully payable upon the Company's "sale, exchange, base or other disposition of all or substantially all of [its] assets." Notwithstanding the Company's belief that the sale of the Cement Kaolin Mine is not such an event, upon litigation brought by a Debenture holder, a court may disagree and order early payment of the Debentures. Such a payment would have a materially adverse impact on the Company, require the use of proceeds from the Mine sale and threaten the ongoing viability of the Company.

Vote Upon Sale

     The affirmative vote by a majority of all of the shares of Common and Preferred Stock entitled to vote as of May 1, 1997 is required for approval of the agreement to sell the Cement Kaolin Mine.

Rights of Dissenting Shareholders

     The Act affords a shareholder of a Colorado corporation the right to dissent from certain actions requiring shareholder approval and to require that the corporation purchase the shareholder's stock at a "fair value" (the "right of appraisal"). If a vote were required to approve the sale of the Cement Kaolin Mine (which the Company does not believe), rights of appraisal still would not be available to dissenting shareholders because of an exemption for Corporations like Nova whose common stock is owned by more than 2,000 shareholders.

     Notwithstanding the absence of a required vote and presence of an exemption from rights of appraisal provided by the Act, the Company has decided to offer to purchase all of the shares of Common Stock of any shareholder who does not vote in favor of the Cement Kaolin Mine sale and properly asserts his right of appraisal. Management believes that the conjunction of its Cement Kaolin Mine sale and its sale of oil and gas overriding royalty interests and purchase of the stock of Thomas F. Kane (as described below) represent material events which might prompt a shareholder to sell his Common Stock if an adequate market for that Stock existed. The Company also recognizes that the absence of an active trading market impedes such a sale. As such, management wishes to afford shareholders who disagree with these decisions or with the directors' decision to continue operation of the Company the ability to sell their Common Stock at a price which management believes is the appropriate market price.

"Fair Value" is defined by the Act as "the value of the shares immediately before the effective date of the corporate action to which the dissenter objects, including any appreciation or depreciation in anticipation of the corporate action except to the extent that exclusion would be inequitable." Fair value imports a broader approach to valuation than "fair market value". The most important factors are market value, investment or earnings value and net asset value. For public companies, like Nova, great weight is given to the stock's market price. Where the stock is thinly traded, courts also consider several other elements including book value, liquidity value, net asset value and capitalized earnings value. The Company intends to use the bid price for its stock as the fair value. The most recent bid price is $.05 per share in February, 1997. Management believes that this price is higher than any value determined under any other valuation theory. The Company purchased all the common stock of one of its directors and a principal shareholder at $.03 per share, less than the bid price of that stock at the time.

      FUTURE TRENDS

     Kaolin sales are seasonal in nature and the mining of kaolin is dependent on favorable weather conditions, demand by cement companies for this product, and other factors over which the Company has no control. The Company has a sales contract with a cement company which expires in December, 1997. The fact that the Company has only one purchaser for its kaolin has had and will continue to have a significant negative impact on the Company's cash flow and operations. In addition, the short line railroad which directly serves the mine is in need of rehabilitation to increase the reliability of the line and make it less susceptible to weather delays. There is no such rehabilitation planned at present. However, rehabilitation of this line has been needed for a number of years, and an acceptable level of service has been maintained on the line through normal maintenance procedures. This rail line has been offered for sale by the owner/operator, and the level of service which will be offered by the new owner, should a sale take place, cannot be determined.

     The Company will use some of the proceeds from its asset sales for working capital. Management contemplates applying the majority of the proceeds to the development of new business and acquisition of new mineral properties, includiong (1) an attempt to identify and acquire on a reasonable basis a kaolin or other similar industrial minerals mine in a more favorable marketing area, where good transportation facilities and ready access to numerous markets provide a more favorable long-term environment in which to operate and (2) identification of potential acquisition candidates, ideally, small mineral companies or the mineral operations of larger companies which could provide immediate cash flow and the opportunity for future growth. The potential for liquidity afforded by free-trading stock and an interest in the Nova properties which offer the potential for significant development, not otherwise available to the stockholders of potential acquisition candidates, may facilitate Nova's ability to consummate such acquisitions.

     While management intends to pursue both options, the Company's current projects in oil and gas exploration, paper-grade kaolin exploration, and gold exploration will continue to be aggressively pursued. The Company has two important oil and gas exploration properties which are ready for immediate drilling, on at least one of which it believes it can obtain a drilling commitment in 1997. Both are being extensively marketed to the industry. If either or both of these properties are drilled, and a commercial discovery is made, the Company will need capital to conduct development drilling. The mine sale proceeds would provide the Company with the option to internally finance this development, or to externally finance it on more favorable terms than would otherwise be possible. Without liquid capital produced from the asset sales, the Company's only option would be to further reduce its interest in what would then be a successful project, which would not be in its long-term best interests.

     The prices the Company receives for its oil and gas products continue to fluctuate, although current prices are generally higher than those obtained last year. The Company's largest producing oil field, the North Rainbow Ranch Unit, produces a heavy, sour crude. The price paid for this crude is significantly less than for a higher quality crude. Since most of the Company's oil sales are from this field, and it is in the latter stages of its lifetime, when production is decreasing, it takes a significant increase in oil prices for oil sales to increase. In addition, much of the company's gas is sold on the spot market and such sales are subject to both price and market demand fluctuations.

     Sufficient funding has been obtained to initiate gold production efforts on the NovaChek properties for the 1997 season, although approximately $40,000 in additional monies will be required for additional working capital for NovaChek to fund the project through the end of June, after which time, if the project is successful, revenues from gold sales should enable the project to fund working capital needs from internal cash flow. Most of the additional $40,000 in funding has been arranged, and it appears likely all or most of the additional monies needed will be obtained. Ifcommercial gold production can be established in the 1997 season, the Company could recover at least a portion of, and perhaps all, of the funds it has advanced to NovaChek, and cash flow from gold production will have been established. It cannot be determined at this time whether NovaChek Limited Liability Company's gold mining operations will be successful. If commercial operations can be established on this property, the Company should be able to generate cash flow from this investment in future years, the level of which cannot be determined with certainty until such operations have been established and maintained for a reasonable period of time.

     In March, 1997, the Company and the McDonald Trust entered into an agreement with Roaring River Resources LLC ("Roaring River"), an unaffiliated third party, pursuant to which Roaring River was granted an option to acquire 1600 acres of leases in the Great Salt Lake. The Company and the Trust will each retain a 1.5% overriding royalty if the option is exercised. If the option is exercised, the total payments to Nova and the Trust will be $250,000.

RESIGNATION OF INDEPENDENT ACCOUNTANTS

     On May 5, 1997, KPMG Peat Marwick LLP ("KPMG") notified the Company that KPMG was withdrawing as auditor for the Company, effective May 2, 1997.

     There have been no disagreements between the Company and KPMG during the period for which KPMG served as the Company's auditors.

     Company management felt that the Company should seek the services of a smaller firm, which could offer the Company more cost-effective accounting services.

     At this time, the Registrant has not engaged a new auditor, but expects to do so expeditiously.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.  None
      (b) Form 8-K. Reports on Form 8-K were filed November 14, 1996, on March 4, 1997, and on May 5, 1997 and are incorporated herein by reference.


                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

               NOVA NATURAL RESOURCES CORPORATION




Date:   May 15, 1997                    By: /s/  Brian B. Spillane
                                          Brian B. Spillane,
                                          President, Director, and
                                          Chief Executive Officer




Date:   May 15, 1997                    By:  /s/   James R. Schaff
                                            James R. Schaff,
                                           Secretary-Treasurer