Form 10QSB/A
period 1997-03-31
NOVA NATURAL RESOURCES CORP
filed 1997-06-02
CIK 792935

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

                    NOVA NATURAL RESOURCES CORPORATION
                  Notes to Condensed Financial Statements
                  Six Months Ended March 31, 1997 and 1996



(1) The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at March 31, 1997 and 1996 and the results of operations for the three and six month periods ended March 31, 1997 and 1996. Certain amounts have been reclassified for comparability with the 1996 presentation. Quarterly results are not necessarily indicative of expected annual results because of fluctuations in the price received for oil and gas products, demand for natural gas, kaolin and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annualreport on Form 10-KSB for the year ended September 30, 1996, previously filed with the Securities and Exchange Commission.

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

The condensed balance sheet and statement of operations of NovaChek at March 31, 1997 and for the period from January 1, 1997 through March 31, 1997 arepresented below.

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

      CAPITAL RESOURCES-SOURCES OF CAPITAL

     The Company's primary source of cash flow during the six months ended March 31, 1997 was the collection of accounts receivable and proceeds from the sale of assets. Net proceeds from the sale of oil and gas assets of $229,957 were realized in the six months ended March 31, 1997. There were no such asset sales in the 1996 period. Cash used by operations totaled $38,456 for the six month period ended March 31, 1997 as compared to cash provided by operations of $107,340 for the same period in 1996. Although revenues increased $6,096 in the 1997 period, expenses were $60,792 higher, due primarily to higher mining costs and an increase in general and administrative costs. Additionally, accounts payable decreased $235,221 in the 1997 period, compared to an increase in the accounts payable in the 1996 period of $44,350, a difference between the two periods of $279,571, more than offsetting the $258,824 increase in the collection of receivables in the 1997 period as compared to the 1996 period. Cash and cash equivalents for the period decreased $30,302 resulting in cash on hand at March 31, 1997 of $49,925, compared to cash on hand at March 31, 1996 of $321,977. The Company purchased 510,342 shares of common stock and 895,415 shares of convertible preferred stock from a major shareholder in settlement of a dispute for $150,000 in cash (plus additional future consideration) in the 1997 six month period. No such stock purchase took place in the 1996 period. In addition, in the 1996 period, the Company issued $203,125 of convertible subordinated debentures and issued a short term note for $100,000, which two events, net of a $150,000 investment in NovaChek Limited Liability Company, were chiefly responsible for theincrease in cash in the 1996 period.

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

     If shareholder approval for the sale of the cement-grade kaolin mine is not received, Nova will continue to operate the mine as it has in the past and continue to pursue additional customers and markets for the kaolin. The Company would seek to retain its current customer and attempt to obtain business from a previous customer. Any additional customers could not be obtained for the current mining season. The Company would consider other alternatives, such as entering into joint venture arrangements for the marketing and sale of kaolin, possibly with the company which desires to purchase the mine, and/or other companies which supply materials to the cement industry. If shareholder approval of the sale is not obtained, approximately $20,000 in transactional costs will notbe recovered.

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

     While management intends to pursue both options, the Company's current projects in oil and gas exploration, paper-grade kaolin exploration, and gold exploration will continue to be aggressively pursued. The Company has two important oil and gas exploration properties which are ready for immediate drilling, on at least one of which it believes it can obtain a drilling commitment in 1997. Both are being extensively marketed to the industry. If either or both of these properties are drilled, and a commercial discovery is made, the Company will need capital to conduct development drilling. The mine sale proceeds would provide the Company with the option to internally finance this development, or to externally finance it on more favorable terms than would otherwise be possible. Without liquid capital produced from the asset sales, the Company's only option would be to further reduce its interest in what would then be a successful project, which would not be in its long-termbest interests.

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


     The Company used $150,000 of the proceeds from the sale of its overriding royalty interests to purchase the shares of common and preferred stock held by Thomas Kane. The rest of the proceeds from the sale of the royalty interests were added to working capital.
Up to $70,008 in additional funds will be required in connection with the purchase of Mr. Kane's stock over the next five years, (an estimated $19,000 in fiscal 1997). These amounts will be funded from operating cash flow, working capital, and cash payments from the sale of the cement-grade kaolin mine, as needed.

     Management contemplates applying the majority of the proceeds from the sale of the cement-grade kaolin mine to the development of new business and the acquisition of new mineral properties, including (1) an attempt to identify and acquire on a reasonable basis a kaolin or other similar industrial minerals mine in a more favorable marketing ares, where good transportation facilities and ready access to numerous markets provide a more favorable long-term environment in which to operate and (2) identification of potential acquisition candidates, ideally small mineral companies or the mineral operations of larger companies which could provide immediate cash flow and the opportunity for future growth. The potential for liquidity afforded by free-trading stock and an interest in Nova properties which offer the potential for significant development, not otherwise available to the stockholders of potential acquisition candidates, may facilitate Nova's ability to consummate such acquisitions. The majority of the $700,000 in proceeds of the sale of the cement-grade kaolin mine and the recovery of $50,000 in reclamation deposits will be used to replace the cash flow which would otherwise have been provided by continued operation of the kaolin mine and to offset cash flow deficits. Since cash proceeds from the mine sale to be received in the calendar year ended December 31, 1997 plus reclamation recoveries will amount to $275,000, with the balance to be received over the five years ended December 31, 2001, the Company may be required to borrow against these future cash receivables or establish a payment schedule coincident with receipt of these funds in order to acquire new assets.

     The general escalation in oil and gas prices which took place in 1996 has resulted in a resurgence in exploration activity in the Rocky Mountain region. As the Company frees up lease acquisition capital from its present prospects, it intends to acquire additional prospective acreage in selected areas where it believes it can put together drilling prospects.

     The Company holds a 50% interest in 1600 acres of State of Utah oil and gas leases in the Great Salt Lake. The other 50% is held by the McDonald Trust. The Company and the Trust have jointly been attempting to interest an industry partner in developing the heavy oil resources known to exist under these leases, which resources were estimated by Amoco Production Company to exceed 90 million barrels in place. Amoco estimated that 1% to 10% of the oil in place might be recoverable. However, Amoco abandoned its effort to put the leases into commercial production using the technology then available, and dropped the leases in 1989.

     Neither the Company nor the Trust has the expertise or the financial ability to develop this heavy oil resource on its own.
In March, 1997, the Company and the Trust entered into an agreement with Roaring River Resources LLC (Roaring River"), an unaffiliated third party, pursuant to which Roaring River was granted an option to acquire the leases and attempt to put them into production, using the improved technology now available. The Company and the Trust will each retain a 1.5% overriding royalty if the option is exercised. Roaring River made a payment of $5,000 on April 16, 1997 to maintain the option, and a further payment of $20,000 must be made on or before July 15, 1997 to keep the option in effect. Roaring River has until September 8, 1997 to exercise the option. If the option is exercised, a final payment of $225,000 (of which the Company will receive half) must be made. At present, it cannot be determined whether the option will be exercised, nor can it be ascertained with certainty when, or if, the properties will be put into production.

     The Company's ability to continue as a going concern will depend on its success in developing additional sources of cash flow. As discussed, the Company will attempt to acquire new cash-flowing assets in the industrial minerals segment, will evaluate potential acquisitions or mergers, and may acquire oil and gas production interests, using the capital derived from the sale of the cement-grade kaolin mine. The Company may also attempt to raise capital through a private placement of stock. If the Company's efforts to obtain industry drilling commitments on its oil and gas exploration properties are successful, and commercial production is established on at least one of these properties, the Company could realize cash flow exceeding that of the oil and gas properties which were sold, particularly as development proceeds. NovaChek has raised sufficient funding to initiate gold production efforts and maintain them through at least mid-June on the NovaChek properties, and is very close to raising monies required to continue through the end of June, at which point revenues from gold sales should enable the project to be self-funding, if the mining effort proves successful. If commercial gold production can be established in the 1997 season, the Company should recover at least a portion of, and perhaps all, of the funds it has advanced to NovaChek, and cash flow from gold production will have been established.

     There is no guarantee of success in any of these projects.
The Company's plan to restore financial viability is to continue to pursue the development of its properties by third parties at minimal cost to the Company and to vigorously pursue the acquisition of producing properties which will supply needed cash flow. The Company will generate more than sufficient cash over the twelve months ended March 31, 1998 to support its operations during that period, without any contribution of cash from the drilling arrangements on any of its oil and gas prospects or from NovaChek. However, without additional sources of cash flow, the Company will not generate sufficient cash from operations alone to offset the cost of operations. Although the Company can internally fund the monies needed to repurchase stock pursuant to the offer of dissenter's rights, the capital so used may be replaced by the proceeds of a private placement, in order to assure that working capital is adequate. Proceeds from the exercise of the option granted to sell its working interest in its Great Salt Lake prospect, and/or drilling arrangements on one or more of its oil and gas prospects -- all of which call for front-end fees, and/or the establishment of commercial production on the NovaChek properties, none of which events are assured, would generate additional cash to be used to offset operating losses and fund the elements of the Company's business plan.

     The asset sales undertaken by the Company have and will reduce operating risk, provide more assurance of near-term cash flow from those assets than would otherwise be the case, and increase the Company's capital in the near term. On a long-term basis, Management must employ the proceeds from these asset sales in the development of the Company's remaining assets and to acquire new assets in order to generate cash flow to support operations and to offset what would otherwise be the gradual liquidation of the assets sold were the proceeds of those sales used simply to fund operating losses. There can be no assurance that Management will be successful in this endeavor.

RESIGNATION OF INDEPENDENT ACCOUNTANTS

     On May 5, 1997, KPMG Peat Marwick LLP ("KPMG") notified the
Company that KPMG was withdrawing as auditor for the Company, effective May 2,1997.

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