Form 10QSB
period 1997-06-30
NOVA NATURAL RESOURCES CORP
filed 1997-08-19
CIK 792935

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

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

                      PART I. FINANCIAL INFORMATION

                    NOVA NATURAL RESOURCES CORPORATION
                    Condensed Balance Sheets (Note 1)

                                         June 30,     September 30,
                                           1997            1996
                                        (Unaudited)
ASSETS

Current assets:
  Cash                                  $     3,065      $   79,827
  Accounts receivable:
    Kaolin operations                       206,311         376,392
    Oil and gas operations(Note 2)            6,894          24,867
    Other                                    14,691          31,273
                                            _______         _______
         Total                              227,896         432,532

  Prepaid expenses                            1,500           3,941
                                            _______         _______

        Total current assets                232,461         516,300


Mineral property interests, net of
  accumulated depreciation and
  depletion of 97,742 and 88,767(Note 6)    537,890         543,038

Oil and gas properties(using the full
  cost method of accounting), net of
  accumulated depletion, depreciation
  and amortization and valuation
  allowances of 5,915,458 and
  5,896,408(Note 2)                          98,553         260,014

Furniture and technical equipment net
  of accumulated depreciation of
  132,658 and 131,953                        39,746          38,851

Investment in and advances to NovaChek
  Limited Liability Company(Note 4)         177,678         136,717

Deposits                                     51,550          51,000
                                            _______         _______

                                        $ 1,137,878     $ 1,545,920
                                          =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
                                             June 30, September 30,
                                               1997          1996
                                            (unaudited)

Current liabilities:
   Accounts payable                     $   256,761     $  282,087
   Accrued liabilities                        8,333         35,576
                                            _______        _______

        Total current liabilities           265,094        317,663

Convertible debentures                      250,000        250,000
Note Payable(Note 3)                         66,408              0
  Discount on Note Payable(Note 3)          (19,014)             0
                                            _______        _______

        Total long term liabilities         297,394        250,000

        Total liabilities                   562,488        567,663
                                            _______        _______


Stockholders' equity:
   Convertible preferred stock, $1.00
   par value and liquidation preference;
   3,000,000 shares authorized; 2,687,682
   shares issued and outstanding in 1996,
   1,792,267 in 1997(Note 3)              1,792,267      2,687,682
   Common stock, $.10 par value;
   17,000,000 shares authorized;6,496,188
   shares issued and outstanding in 1996,
   5,985,846 in 1997(Note 3)                598,585        649,619
   Additional paid-in capital(Note 3)     7,204,873      6,454,296
   Accumulated deficit                   (9,020,335)    (8,813,340)
                                         __________      __________

        Total stockholders' equity          575,390        978,257

Total Liabilities & Stockholders' Equity $1,137,878     $1,545,920
                                          =========      =========
        See accompanying notes to condensed financial statements.


                      NOVA NATURAL RESOURCES CORPORATION
                      Condensed Statements of Operations
                                  (Unaudited)

                               Three Months Ended          Nine Months Ended
                             June 30,     June 30,      June 30,      June 30,
                                1997          1996          1997          1996
                             ________     ________      ________      ________
REVENUES:
  Mineral sales(Note 5)     $        0   $   386,163   $        0  $  548,254
  Oil and gas sales(Note 2)     24,174        52,491      101,895     155,495
  Gravel income                      0             0        1,914           0
                              ________      ________      _______     _______
                                24,174       438,654      103,809     703,749
EXPENSES:
  Mining costs, including
  transportation and royalties       0       313,732          983     414,765
  Oil and gas lease operating
    including production taxes  12,733        26,335       70,313      83,197
  Depletion, depreciation,
    and amortization             6,525        21,857       19,754      56,474
  Mineral property abandonments      0             0           60           0
  General and administrative    97,357        74,430      282,574     269,635
                               _______       _______      _______     _______
                               116,615       436,354      373,684     824,071

Operating gain (loss)      $  ( 92,441)  $     2,300  $  (269,875)$  (120,322)
                              =========      ========     ========    =======

Other income(expenses):
  Share of losses of
  NovaChek LLC(Note 4)         (17,635)            0      (29,454)          0
  Interest income                  876         5,472        6,742       8,973
  Interest expense              (7,391)       (8,887)     (20,271)     (8,887)
  Gain on sale of assets(Note 2)     0             0       76,557           0
  Other Miscellaneous Income     2,650             0        2,650           0
                               ________     ________      ________    ________
                               (21,500)       (3,415)      36,224          86
  Net loss before
  Discontinued Operations   $ (113,941)  $    (1,115) $  (233,651)$  (120,236)

  Profit on Discontinued
  Operations (Note 5)       $   26,542             0  $    26,659 $         0

  Net loss                  $  (87,399)  $    (1,115) $  (206,992)$  (120,236)

Loss per share before
Discontinued Operations           (.02)         (.00)        (.04)       (.02)

Loss per share(Note 6)      $     (.01)  $      (.00) $      (.03)$      (.02)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                5,985,846     6,496,188    6,269,369   6,496,188
                             =========     =========    =========   =========

           See accompanying notes to condensed financial statements.


                              NOVA NATURAL RESOURCES CORPORATION
                          Condensed Statements of Cash Flows (Note 1)
                                           (Unaudited)

                                            Three Months Ended           Nine months Ended
                                          June 30,      June 30,       June 30,      June 30,
                                            1997         1996           1997         1996
                                         ________      ________       ________      ________

Cash flows from operating activities:
  Net income (loss)                     $   (87,399)  $    (1,115)  $  (206,993)  $  (120,236)
  Adjustments to reconcile net income
    (loss) to net cash
    provided by operating activities:
      Mineral property abandonments                            --                          --
      Depletion and depreciation             11,967        21,857        28,730        56,474
      Gain on sale of assets                     --            --       (76,557)           --
  Change in assets and liabilities:
    (Increase) decrease in accounts
      receivable                           (204,868)      (78,263)      204,636        72,416
    (Increase) decrease in prepaid
      expenses                                1,748        (1,125)        2,441        (4,310)
    (Decrease) increase in accounts
      payable                               209,895       (98,477)      (25,326)      (54,127)
    (Increase) decrease in deposits              --        19,411          (550)       19,411
    (Decrease) increase in accrued
      liabilities                             6,250            --       (27,243)           --
                                            _______       _______       _______       _______

Net cash provided (used) by
    operating activities                    (62,407)     (137,712)     (100,862)      (30,372)
                                            _______       _______       _______       _______

Cash flows from investing activities:
    Proceeds from sale of assets                 --            --       229,957            --
    Investment in Limited Liability Co.      17,471            --       (40,962)     (150,000)
    Additions to property and
      equipment                              (2,664)         (770)      (16,416)      (10,078)
                                            _______       _______       _______       _______
  Net cash provided (used) by
    investing activities                     14,807          (770)      172,579      (160,078)
                                            _______       _______       _______       _______

Cash flows from financing activities:
  Purchase of Kane stock                         --            --      (150,000)           --
  Issuance of debentures                         --        46,875            --       250,000
  Issuance of short tern note                    --            --            --       100,000
  Discount on note payable                    1,140            --         1,521            --
                                            _______       _______       _______       _______
  Net cash provided (used) by
    financing activities                      1,140        46,875      (148,479)      350,000
                                            _______       _______       _______       _______

Increase (decrease) in cash                 (46,460)      (91,607)      (76,762)      159,550

Cash beginning of period                     49,525       321,977        79,827        70,820
                                            _______       _______       _______       _______

Cash end of period                      $     3,065   $   230,370   $     3,065   $   230,370
                                            =======       =======       =======       =======

                   See accompanying notes to condensed financial statements.

                    NOVA NATURAL RESOURCES CORPORATION
                  Notes to Condensed Financial Statements
                  Six Months Ended March 31, 1997 and 1996



(1) The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at June 30, 1997 and 1996 and the results of operations for the three and nine month periods ended June 30, 1997 and 1996. Certain amounts have been reclassified for comparability with the 1996 presentation. Quarterly results are not necessarily indicative of expected annual results because of fluctuations in the price received for oil and gas products, demand for natural gas, kaolin and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended September 30, 1996, previously filed with the Securities and Exchange Commission.

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

(3) In December, 1986 the Company issued 2,687,682 shares of Convertible Preferred Stock to the Company's Chairman and to a principal shareholder in settlement of $1,700,000 in convertible debentures plus related accrued interest of $426,682 and $561,000 in bank debt repaid by the Chairman and the principal shareholder on behalf of the Company. The Preferred Stock is convertible into 5,375,364 shares of the Company's Common Stock. The Preferred Shares contain 2 for 1 voting privileges, have a $1.00 liquidation preference and have no stated dividend rate. In February, 1997 the Company repurchased 510,342 shares of common stock and 895,415 shares of convertible preferred stock from a major shareholder in settlement of a dispute for $150,000 in cash to be paid at closing, and additional payments based on revenues from either the operation of or the sale of its cement-grade kaolin mine of up to an aggregate value of $70,008 over a period of years. This note is a non-interest bearing note. The Company has accounted for this note as a Note Payable of $66,408 to account for the expenses that will be subtracted from this note, and a Discount on Note Payable of $20,535 to account for the present value of the payments of $45,873. The discount is amortized over a 54 month period. The Common Stock and Preferred Stock were carried on the Company's books at a price higher than the purchase price. This difference was credited to Additional Paid in Capital. The Company has offered to purchase common shares of stock from shareholders who disagree with the Company's decision to sell its cement-grade kaolin mine and who wish to exercise dissenter's rights. The Company will pay $.04 per share.

(4) In April, 1996 the Company organized NovaChek to recover precious metals from off-shore mining leases located near Nome, Alaska, utilizing a dredging operation. The Company contributed mineral leasehold interests and $118,750 in cash for a 42% voting interest in NovaChek. In order to raise funding for the 1997 mining season, Nova allowed its interest to be diluted, and currently holds a 35.413% voting interest in NovaChek. An additional 4.125% interest in NovaChek is held by affiliates of the Company. NovaChek is managed by the Company and Chek Technologies and Exploration, LLC (Chek) which holds an approximate 47.55% interest in NovaChek. The Company is entitled to receive an annual management fee of $65,000 from NovaChek. To date, no management fee has been collected or recorded by the Company.

A number of significant decisions require the approval of both the Company and Chek. Such decisions include, but are not limited to certain borrowings, capital expenditures and asset disposals. NovaChek is currently attempting to establish mining operations on a commercial scale at Nome. Although in excess of 130 ounces of gold have been recovered thus far in the 1997 season, this level of production is not sufficient to cover operating costs, and it cannot be determined at this time whether commercial production levels can be attained. The Company's ability to recover its investment in NovaChek is dependent upon the results of future development, including the establishment of commercial production and including the obtaining of financing for such development. The availability of financing and the results of such future development are not presently determinable. Accordingly, the financial statements do not include any adjustments relating to the recoverability of the Company's investments nor any such costs that might result from the outcome of these uncertainties.

The condensed balance sheet and statement of operations of NovaChek at June 30, 1997 and for the period from January 1, 1997 through June 30, 1997 are presented below.

                        BALANCE SHEET OF NOVACHEK

     Cash and other assets                  $ 26,298
     Mineral property interests               45,000
     Delay Rentals                            42,822
     Mining and related equipment, net       299,457
                                            ________
     Total assets                           $413,577

     Accounts payable                       $107,095
     Short term notes payable                 39,600
     Stockholders' equity                    266,882
                                            ________

     Total liabilities and stockholders'
       equity                               $413,577

                   STATEMENT OF OPERATIONS OF NOVACHEK

     Sales                                  $ 14,518
     Other income                                 61
     Marketing expense                          (385)
     Operating expenses                      (77,156)
                                             ________
     Net Loss                               $(62,962)

(5) On July 22, 1997, the Company sold its cement-grade kaolin mine in Redwood FAlls, Minnesota. The sale was approved by the Company's shareholders. The Company will receive a total of $700,000 for the Cement Kaolin Mine, including $125,000 in cash at closing, an aggregate of $450,000 in non-interest bearing semi-annual installments on August 15 and December 15 of each year until August 15, 2001, and a final payment of $125,000 on December 15, 2001. Up to $70,008 of these proceeds will be paid to Thomas
F. Kane, a former director, as part of the Company's purchase of his Common and Preferred Stock, over the same period as the NCA payments. The Company will retain both a mortgage and a security interest covering the property being sold in order to secure full payment of the purchase price. The Company operated the mine until the sale date of July 22, 1997. The Company had sales of $326,725 and expenses of $300,182.64 for the three months ended June 30, 1997. Sales for the nine month period were $518,280 and expenses were $491,621. See Managements Discussion and Analysis for further details concerning this transaction.

(6) Net loss per common share is determined by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period. A fully diluted loss per share is not computed because conversion of the Preferred Shares mentioned above, and outstanding options would be antidilutive

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Management's discussion of anticipated future operations contains predictions and projections which may constitute forward looking statements. The Private Securities Litigation Reform Act of 1995, including provisions contained in Section 21E of the Securities & Exchange Act of 1934, provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results of other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following:

     (a) The Company may not be able to justify continuing operations in its Nome gold prospect and/or the funds actually necessary to operate that project may be significantly greater than those anticipated by management.

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

     (e) The Company may be unable to purchase, or to purchase at a profitable price, mineral assets which meet the Company's operational criteria, nor may it be able to enter into a merger with another entity which will enable it to attain its goals.

RESULTS OF OPERATIONS

     The Company realized net losses for the three month period and nine month period ended June 30, 1997 of $87,399 and $206,992, respectively, compared to net losses of $1,115 and $120,236 for the same periods in 1996.

     The Company sold its kaolin mine effective July 22, 1997. Accordingly, no mineral sales have been recorded in the 1997 fiscal periods, since those sales originated from discontinued kaolin mining operations. Mineral Sales in the three months and nine months ended June 30, 1996 were $386,163 and $584,254 respectively. The Company has received payments pursuant to this sale totaling $175,000. These payments were received in the fourth quarter of the fiscal year, and hence are not reflected in financial results for the fiscal period ended June 30, 1997. Future payments pursuant to this sale, to be received over the next five years, will total $525,000. Royalties from gravel sales resulted in gravel income for the nine months ended June 30, 1997 of $1,914. There were no gravel sales in either of the three month periods ended June 30, 1997 and 1996, nor in the nine month 1996 period, and hence no royalty income from gravel sales was recorded in those fiscal periods.

     Oil and gas sales in the three months ended June 30, 1997 decreased 54% to $24,174 compared to $52,491 in the 1996 three-month period. For the nine months, oil and gas sales decreased 34% to $101,895 compared to $155,495 in the 1996 period. The Company sold several oil & gas producing assets as of November 1, 1996, primarily overriding royalty interests in producing oil & gas wells in the Wyoming Overthrust Belt. In addition, the Company sold a small portion of its oil production in September, 1996. The decrease in oil and gas sales is primarily attributable to the lower volume of oil and gas produced net to the Company's interest as a result of these sales, which more than offset the positive effect of substantially higher oil and gas prices in the fiscal periods compared to the comparable periods. The sales volumes and average sales prices during the periods were as follows:

                                             Three Months Ended
                                  June 30, 1997           June 30,1996

Sales
  Oil (bbls)                        1,227                          2,724

  Gas (MCF)                         3,163                         10,957

Average Sales Price
  Oil  ($/Bbl)                     $18.70                         $18.41

  Gas ($/MCF)                     $  1.10                        $  1.22



                                                Nine months Ended
                                 June 30, 1997              June 30, 1996

Sales
  Oil (bbls)                        4,032                         4,764

  Gas (MCF)                        16,039                        35,464

Average Sales Price
  Oil  ($/Bbl)                     $19.05                        $16.74

  Gas ($/MCF)                     $  1.41                       $  1.30


     Mining costs, including transportation and royalties in the three month period ended June 30, 1997 were zero, reflecting the kaolin mine sale, and treatment of kaolin mine costs as discontinued operations. In the 1996 three month period, these costs were $313,732, primarily attributable to kaolin mining costs. Mining costs, including transportation and royalties in the nine month period were $983 compared to $414,765 for the same period in 1996. All of the costs in the 1997 period are attributable to gravel royalty costs, with the decrease due almost solely to the sale of the kaolin mine.

     Oil and Gas lease operating expenses including production taxes decreased $13,602 to $12,733 for the three months ended June 30, 1997 as compared to 1996. In the nine month period, lease operating expenses decreased $12,884 to $70,313. The decrease os due primarily to the sale of interests in producing oil & gas wells in the prior fiscal periods. The majority of the production interests sold were royalty interests, which have a much lower level of associated production costs than working interest production. Hence, the sale did not reduce production costs in proportion to the reduction in oil and gas sales revenue resultant from the sale.

     General and administrative expenses increased 31% for the three months ended June 30, 1997 as compared to the same period in 1996. These expenses increased $12,939 for the nine month period. These increases were primarily due to the expenses associated with the planned sale of the Company's kaolin mine. Increased legal expenses and accounting fees were primarily responsible for the increase in general and administrative expenses in the nine month period. Legal expenses were higher due to the negotiations and associated legal documents required by the planned sale of the Company's kaolin mine, and connected with the settlement of a dispute with a major shareholder. Both of these events are non-recurring, and neither impacted the 1996 period. Accounting expenses were higher in the 1997 period primarily due to audit work relating to the Company's investment in NovaChek Limited Liability Company, which had not been formed in the 1996 period.

     Depletion, depreciation, and amortization decreased 70% to $6,525 and 65% to $19,754, respectively, in the three and nine months ended June 30, 1997, compared to $21,857 and $56,474 in the fiscal 1996 period. This decrease was primarily the result of the sale of producing assets, which substantially reduced the full-cost pool, and the reclassification of depreciation on the kaolin mine as discontinued operations.

     The Company's share of losses of NovaChek Limited Liability
Company in the three months and nine months ended June 30, 1997 were $17,635 and $29,454, respectively. NovaChek Limited Liability Company had not been formed in the 1996 fiscal periods.

     Interest income decreased to $876 and $6,742 in the three months and nine months ended June 30, 1997 respectively, compared to $5,472 and $8,973 in the 1996 periods, reflecting less cash on hand invested in short-term obligations. Interest expense in the three months ended June 30, 1997 decreased slightly from $8,887 to $7,391 in the 1996 period. Interest expense in the nine months ended June 30, 1997 increased 128% to $20,271 from $8,887 in the 1996 nine month period due to the issuance of interest-bearing convertible subordinated debentures in the third quarter of fiscal 1996. There were no debentures outstanding for most of the 1996 fiscal period. A gain on the sale of producing oil and gas assets of $76,557 was realized in the nine months ended June 30, 1997. There were no such asset sales in the 1996 period.

     Profits on discontinued kaolin mining operations of $26,542 and $26,659 were realized in the three and nine month periods ended June 30, 1997, respectively.

      CAPITAL RESOURCES-SOURCES OF CAPITAL

     The Company's primary source of cash flow during the nine months ended June 30, 1997 was the collection of accounts receivable and proceeds from the sale of assets. Net proceeds from the sale of oil and gas assets of $229,957 were realized in the nine month period. There were no such asset sales in the 1996 period. A gain on the sale of these assets of $76,557 decreased cash provided by operating activities. Accounts receivable decreased $204,636 in the 1997 nine month period, and depreciation and depletion was $28,730 in the 1997 period. Cash used by operations totaled $100,862 for the 1997 nine month period as compared to cash used by operations of $30,372 for the same period in 1996. The greatest impact on the Company's cash position was the $150,000 purchase of the stock held by Thomas Kane. Cash and cash equivalents for the period decreased $76,762 resulting in cash on hand at June 30, 1997 of $3,065, compared to cash on hand at June 30, 1996 of $230,370. The Company purchased 510,342 shares of common stock and 895,415 shares of convertible preferred stock from Mr. Kane in settlement of a dispute for $150,000 in cash (plus additional future consideration) in the 1997 nine month period. No such stock purchase took place in the 1996 period. In addition, in the 1996 period, the Company issued $250,000 of convertible subordinated debentures and issued a short term note for $100,000, which two events, net of a $150,000 investment in NovaChek Limited Liability Company, were chiefly responsible for the increase in cash in the 1996 period.

      CAPITAL RESOURCES-UTILIZATION OF CAPITAL

     For the nine month period ended June 30, 1997, the Company reduced accounts payable by $25,326. Accrued liabilities decreased $27,243. Additions to property and equipment were $16,416, and investment in and advances to NovaChek Limited Liability Company were $40,962, resulting in cash provided by investing activities, net of $229,957 from the sale of assets, of $172,579. In the comparable period, net cash used by investing activities was $160,078, primarily due to the $150,000 investment in NovaChek Limited Liability Company. All funds for capital expenditures for the remainder of the year are expected to be provided by proceeds from operation of the kaolin mine until closing of the sale of the mine, from proceeds from the sale of the Company's kaolin mine, from short-term borrowings, from other operating cash flow, and from existing cash balances. In connection with the repurchase of stock from a major shareholder in settlement of a dispute for $150,000 in cash, additional payments based on revenues from the sale of the Company's cement-grade kaolin mine of up to an aggregate value of $70,008 must be paid over a period of years.
The Company anticipates the portion of such payments which may be due in the 1997 fiscal year could amount to approximately $19,000. The Company is also purchasing a portion of its common stock pursuant to an offer to purchase shares for $.04/share, primarily to reduce the number of small shareholders, who are costly to service. While it has not yet been determined exactly how many shares will be purchased, the Company estimates the cost of such repurchase of stock will be less than $25,000. It is the Company's present intention to finance such repurchase from internal cash flow and cash resources, but the Company may offer to sell preferred and/or common stock in a private placement to replace all or a portion of these funds and provide additional capital to acquire new sources of cash flow.

      LIQUIDITY

     At June 30, 1997, the Company's working capital deficit totaled $32,633 as compared to a working capital surplus of $198,667 at September 30, 1996. Liquidity for the nine months ended June 30, 1997 was provided by proceeds from the November sale of oil & gas producing assets and leasehold interests, primarily overriding royalty interests in producing oil & gas wells in the Wyoming Overthrust Belt and by the collection of receivables. However, liquidity was reduced by the $150,000 stock repurchase, the $206,993 operating loss, reductions in accounts payable and accrued liabilities, by investment in NovaChek Limited Liability Company, and additions to property and equipment. The sale of oil & gas assets, the $150,000 stock repurchase and the investment in NovaChek are non-recurring events.

      Based on cash flow projections through 1997, it is anticipated that the Company will have adequate cash resources if it continues to operate at current levels. Because the Company has sold a portion of its oil and gas producing assets, and oil and gas sales from its other properties continue to decline, and the Company has sold its kaolin mine, the cash flow generated by oil & gas is not sufficient to generate positive cash flow. Cash resources will be enhanced over the next twelve months from the proceeds of the sale of the kaolin mine, and further payments pursuant to the sale will be received over the next five years, although the Company will expend a portion of its cash resources to repurchase all shares tendered pursuant to the stock purchase offering. The Company has permitted a gravel pit on two leases in Minnesota. A local contractor mined and marketed the gravel in 1996 and paid the Company a royalty based on gravel sold. It is anticipated that further gravel royalties may be realized from this property in 1997. The Company will aggressively seek other sources of cash flow in 1997, including the acquisition of assets or of other companies, mergers, and private and/or public financing.

     SALE OF THE COMPANY'S KAOLIN MINE

     Pursuant to a contract dated January 25, 1997, the Company agreed, subject to shareholder approval, to sell its cement-grade kaolin mining operations and property (the "Cement Kaolin Mine") near Redwood Falls, Minnesota, to Northern Con-Agg, Inc., an unaffiliated Minnesota corporation. A portion of the Cement Kaolin Mine is located on lands which are currently subject to a joint venture between the Company and U.S. Borax Inc. ("Borax"), which was formed in 1993 primarily to explore, develop and produce high quality paper-grade kaolin. No paper-grade kaolin has yet been sold from the joint venture property. Borax has agreed to release the portion of the paper-grade kaolin property occupied by the Cement Kaolin Mine from the joint venture to permit the Company's sale of the mine to NCA. The Company has sold all of its cement-grade kaolin operations to NCA, while retaining its interest in the paper-grade joint venture. The Cement Kaolin Mine encompasses 314 acres, and the paper-grade kaolin property retained by the Company encompasses 4628.59 acres. After the sale to NCA, ownership of the cement-grade kaolin property will be separate and distinct from ownership of the paper-grade kaolin property. Except for the inclusion of an immaterial portion of the paper grade kaolin prospect in the sale to NCA, the sale will have no impact on the Company's joint venture with Borax.

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

     NCA will pay a total of $700,000 to the Company for the Cement Kaolin Mine, including $125,000 in cash at closing, an aggregate of $450,000 in non-interest bearing semi-annual installments on August 15 and December 15 of each year until August 15, 2001, and a final payment of $125,000 on December 15, 2001. Up to $70,008 of these proceeds will be paid to Thomas F. Kane, a former director, as part of the Company's purchase of his Common and Preferred Stock, over the same period as the NCA payments. The Company will retain both a mortgage and a security interest covering the property being sold to NCA in order to secure full payment of the purchase price. NCA will assume liability for all existing contracts relating to the property, although the Company will continue to have liability for any conduct before the closing date and, any contracts not disclosed to NCA. Included among the contracts assumed by NCA is an agreement with Union Pacific Railroad which requires the Company to pay the railroad for a minimum usage of 300 rail cars, whether actually used by the Company. NCA will assume this obligation and Nova will have no further liability for railcar usage. The Company believes that it has disclosed all pertinent contracts to NCA. The Company has secured appropriate lessor consents to eliminate any liability to the lessor following assignment of the lease.

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

Sale Approved by Shareholder Vote

     The affirmative vote by a majority of all of the shares of Common and Preferred Stock entitled to vote as of May 1, 1997 was received, representing approval of the agreement to sell the Cement Kaolin Mine.

      FUTURE TRENDS

     The Company will use some of the proceeds from its asset sales for working capital. Management contemplates applying the majority of the proceeds to the development of new business and acquisition of new mineral properties, including (1) an attempt to identify and acquire on a reasonable basis a kaolin or other similar industrial minerals mine in a more favorable marketing area, where good transportation facilities and ready access to numerous markets provide a more favorable long-term environment in which to operate and (2) identification of potential acquisition candidates, ideally, small mineral companies or the mineral operations of larger companies which could provide immediate cash flow and the opportunity for future growth. The potential for liquidity afforded by free-trading stock and an interest in the Nova properties which offer the potential for significant development, not otherwise available to the stockholders of potential acquisition candidates, may facilitate Nova's ability to consummate such acquisitions.

     While management intends to pursue both options, the Company's current projects in oil and gas exploration, paper-grade kaolin exploration, and gold exploration will continue to be aggressively pursued. The Company has two important oil and gas exploration properties which are ready for immediate drilling. On one of these, the underlying leases will expire at the end of the calendar year if undrilled. Both are being extensively marketed to the industry. If either or both of these properties are drilled, and a commercial discovery is made, the Company will need capital to conduct development drilling. The mine sale proceeds would provide the Company with the option to internally finance this development, or to externally finance it on more favorable terms than would otherwise be possible. Without liquid capital produced from the asset sales, the Company's only option would be to further reduce its interest in what would then be a successful project, which would not be in its long-term best interests.

     The Company's largest exploration project is its paper-grade kaolin exploration project in southwestern Minnesota, in partnership with U.S. Borax, Inc. Although the Company has no obligation to participate financially in this project, Nova has the right to propose its own program of exploration and to pay its share of that program. The Company is considering making such a proposal provided it can reasonably fund that effort if a cost/benefit analysis is favorable. Management believes that acceleration of the development of the Company's paper-grade kaolin assets may be wise since this prospect has more potential than any of the Company's other properties.

     The Company holds 21,000 acres of State of Alaska leases offshore Nome, Alaska. A portion of this lease position has been dedicated to NovaChek Limited Liability Company, which was formed in 1996 to attempt to put the dedicated properties into production. Delays in construction of the dredge intended to be used to produce gold from the NovaChek properties resulted in a capital deficiency which, unless rectified, would have prevented production operations from getting underway for the 1997 mining season.

     Sufficient funding was obtained to initiate gold production efforts on the NovaChek properties for the 1997 season, but initial results have not been up to expectations, and unless gold recoveries improve, the NovaChek project may have to be terminated. It cannot be determined at this time whether NovaChek Limited Liability Company's gold mining operations will be successful.

     The Company is negotiating with two other entities to place portions of the Company's Nome properties not dedicated to NovaChek into production at no cost to the Company.

     The Company holds a 50% interest in 1,600 acres of State of Utah oil and gas leases in the Great Salt Lake. The other 50% is held by the McDonald Trust. The Company and the Trust have jointly been attempting to interest an industry partner in developing the heavy oil resources known to exist under these leases, which resources were estimated by Amoco Production Company to exceed 90 million barrels in place. Amoco estimated that 1% to 10% of the oil in place might be recoverable. However, Amoco abandoned its effort to put the leases into commercial production using the technology then available, and dropped the leases in 1989. Technology has improved to the point where the outlook for improved recoveries of the oil in place appears favorable.

     In March, 1997, the Company and the Trust entered into an agreement with Roaring River Resources LLC ("Roaring River"), an unaffiliated third party, pursuant to which Roaring River was granted an option to acquire the leases and attempt to put them into production, using the improved technology now available. The Company and the Trust will each retain a 1.5% overriding royalty if the option is exercised. Roaring River made a payment of $5,000 on April 16, 1997 to maintain the option, and a further payment of $20,000 was due on or before July 15, 1997 to keep the option in effect. This payment has not been made, and the parties have agreed verbally to extend this time period. Roaring River has until September 8, 1997 to exercise the option. If the option is exercised, a final payment of $245,000 (of which the Company will receive half) must be made, unless these terms are modified into production, perhaps as soon as within one year of completing the acquisition. At present, it cannot be determined whether the option will be exercised, nor can it be ascertained with certainty when, or if, the properties will be put into production.

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

     There is no guarantee of success in any of these projects.
The Company's plan to restore financial viability is to continue to pursue the development of its properties by third parties at minimal cost to the Company and to vigorously pursue the acquisition of producing properties which will supply needed cash flow. The Company will generate more than sufficient cash over the twelve months ended June 30, 1998 to support its operations during that period, without any contribution of cash from the drilling arrangements on any of its oil and gas prospects or from NovaChek. However, without additional sources of cash flow, the Company will not generate sufficient cash from operations alone to offset the cost of operations. Although the Company can internally fund the monies needed to repurchase stock pursuant to the offer of dissenter's rights, the capital so used may be replaced by the proceeds of a private placement, in order to assure that working capital is adequate. Proceeds from the exercise of the option granted to sell its working interest in its Great Salt Lake prospect, and/or drilling arrangements on one or more of its oil and gas prospects -- all of which call for front-end fees, and/or the establishment of commercial production on the NovaChek properties, none of which events are assured, would generate additional cash to be used to offset operating losses and fund the elements of the Company's business plan.

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