Form 10KSB
period 1997-09-30
NOVA NATURAL RESOURCES CORP
filed 1997-12-29
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended September 30, 1997

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________ to_______________
Commission file number    0-15078

                  NOVA NATURAL RESOURCES CORPORATION
                (Name of small business issuer in its charter)

           COLORADO                                   84-1227328

(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

789 Sherman Street, Suite 550
Denver, CO                                             80203
(Address of principal                                 (Zip Code)
executive offices)

                               (303) 863-1997
                         (Issuer's telephone number)

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

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

  Issuer's revenues for its most recent fiscal year aggregated:
$829,289.
  Documents Incorporated By Reference:  None
  Transitional Small Business Disclosure Format    Yes_____ No  X


  As of December 5, 1997, the Registrant had outstanding 1,792,267 shares of Convertible Preferred Stock, $1.00 par value, and 6,200,379 shares of Common Stock, $.10 par value, its only classes of voting stock, and $250,000 principal amount of convertible subordinated debentures.

  Aggregate market value of the 3,779,703 shares of Common Stock owned by Non-affiliates of the Registrant as of December 19, 1997 was $207,884, based on the average of the bid and ask prices on December 19, 1997. All Convertible Preferred Stock is owned by affiliates.

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Nova Natural Resources Corporation (the "Registrant", "Company" or "Nova") was incorporated under Colorado Law on April 1, 1993 and is the surviving company in a merger, effective February 1, 1995, of the Company and Nova Natural Resources Corporation, a Delaware corporation. The merger was effected to change the Company's domicile from Delaware to Colorado and caused no change in the Company's capitalization. The Delaware corporation was the successor to Nova Petroleum Corporation and Power Resources Corporation, which merged in 1986. Prior to that merger, Nova Petroleum Corporation and Power Resources Corporation operated since 1979 and 1972, respectively.

BUSINESS DEVELOPMENT
                           Operations

In its past three fiscal years, the Company has focused on marketing and selling kaolin clay from its Minnesota kaolin mine, exploring for paper-grade kaolin on leases elsewhere in Minnesota, seeking partners for exploration and development of gold on its properties in Alaska and Colorado and seeking partners for exploratory drilling on two oil and gas prospects in Wyoming. While the Company receives revenues from interests in oil and gas wells in the western United States and owns interests in exploratory oil and gas leases, the Company does not operate any wells.

           Significant Developments During Fiscal 1997

NovaChek Limited Liability Company

In the Spring of 1996, the Company organized NovaChek Limited Liability Company ("NovaChek"), an Idaho Limited Liability Company, which was capitalized by an offering pursuant to Regulation D under the Securities Act of 1933, as amended, principally to fund operations to recover placer gold and related minerals on certain State of Alaska off-shore mining leases held by Nova and located near Nome, Alaska. Nova held a 42% membership interest in NovaChek during 1996. Two of Nova's Directors each hold a 1/3 of 1% net profits interest in one of the leases sub-leased to NovaChek. Offering proceeds aggregating $350,000 were received from the sale of 35 Units at $10,000 per Unit (an additional five Units were sold for services). The Company and Chek agreed to reduce their interest in NovaChek in order to raise more capital in 1997. The Company's interest was reduced to 35.14%. Each Unit was composed of one membership interest in NovaChek and a convertible debenture issued by the Registrant. The price of each Unit was allocated at $3,750 as a capital contribution to NovaChek and $6,250 for each debenture. Nova also contributed a significant portion of the debenture proceeds as capital for NovaChek. Each debenture provides for interest payments at an annual rate of 10% of the face amount, payable semi-annually; may be converted into the Company's common stock at the rate of one share of stock for each $0.15 of principal; may be redeemed by the Company after March 31, 1998 (holders of $175,000 face amount of the debentures, which includes both affiliates and non-affiliates, agreed in June, 1996 that the Company could call the debentures after September 1, 1996, provided that such `early call' would cause a reduction in the conversion price to $0.10/share and the payment of six months advance interest); and is due on April 1, 2001. No early call has been made by any debenture holder.

NovaChek is managed by the Company and Chek Technologies and Exploration, LLC ("Chek"), a Nevada limited liability company. The Company serves as the administrative manager of NovaChek, including all day-to-day responsibilities not entailing mining activities. Chek serves as the field operations manager with responsibility for supervising the mining activity and related matters. Nova's field operations role has been primarily geological supervision. The ability to decide on major policy matters is a shared decision with Chek and a number of significant decisions require approval of both parties.

Nova obtained all of the necessary permits so that NovaChek could conduct the contemplated mining operations on its leases. All of the necessary permits were in place in early June, 1996.

Chek fabricated and assembled a special-purpose jet-pump suction dredge to mine portions of two of the State of Alaska offshore mining leases held by Nova, the shallow rights (under between 2 and 10 meters of water) which were subleased to NovaChek. The initial operations were planned for an area where the water depth is approximately 5 meters. Divers were equipped with an 8-inch suction nozzle to selectively mine gold-bearing sand and gravel from the top meter (approximately 3 feet) of the ocean floor. This material would be pumped to the dredge, where the sand and gravel would pass through a trommel to separate the materials and larger rocks would be discharged immediately. Smaller materials would pass through a sluice to recover any coarse gold and material less than 1.8 inches in size would pass through jigs which concentrated gold and other heavy minerals. No chemicals were to be used. The concentrate so obtained would be transported to shore for further concentration before shipping to a refiner.

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

Although it was intended that the barge and ancillary equipment would be shipped to Nome and operational in June of 1996, the equipment did not reach Nome until July due to delays in completion of the fabrication of the barge. Assembly of the dredge, which had been broken down for shipment, proceeded at a slow pace after it reached Nome, impeded by severe weather conditions at Nome during the summer, and by a variety of mechanical and engineering problems encountered in final assembly of the dredge and equipment. Most, but not all, of these problems were solved and testing of the dredge began in late September 1996. As a result of all of these difficulties, very limited operations, consisting of approximately 14 hours of intermittent operation of the suction equipment, were conducted in the 1996 season. The early onset of winter weather conditions caused shutdown of all operations for the season in early October. On October 9, 1996 the dredge was removed from the water and stored with all ancillary equipment on land for the winter.

The Company believed that its experience during the 1996 season would dictate the modifications needed to improve performance in 1997. However, since NovaChek had expended its working capital during 1996 without producing, additional funding was needed for the 1997 season. Chek committed to contribute approximately $60,000 of the funds needed, several of the members invested an additional $25,000 in cash, the divers accepted membership interests in lieu of cash payment for a portion of their services, and Chek's attorney also accepted a membership interest in return for certain legal work for NovaChek. These contributions enabled the project to proceed.

Chek shipped the modified dredge mining and concentration components, which it had fabricated in Spokane, to Nome in mid-April. Chek's personnel modified the dredge and installed the new components, from mid-April until early June. The dredge was launched May 26, but was not ready for significant mining operations until after the first week of June. After producing about 15 ounces of gold and operating for a cumulative total of 27 hours, the dredge was removed from the water June 13 for modifications of the eductors which transfer slurry from the main hopper to the primary jigs. Stormy weather occurred, delaying further mining until June 21. The first shipment of 45.4 ounces of gold concentrate was mailed June 30, and one week later the second shipment of 42.1 ounces was made. A third shipment of 38.8 ounces was mailed July 22, and a fourth and subsequent final shipment of
16.4 ounces was made.

From May 28 to August 4, thirty seven dredging days were achieved and thirty-two dredging days were lost due to a combination of weather and mechanical problems. NovaChek actually dredged a total of 232 hours in this period or 28% of the potential time. Wind and waves restricted operations on most days from about 4 a.m. until late morning or early afternoon. The divers tried to maximize operational time by getting out in the early hours, but the productive time was less than half of what had been projected.

Production was also less than projected for the hours of actual operation. This low rate of production was due to a thin layer of densely packed cobble gravel covering the entire area. The gold is either concentrated along the base of this gravel "armor" where it rests directly on tough glacial clay or within a soft gravelly accumulation beneath the "armor". Where there was a measurable thickness of the loose gravel, it is possible to undermine the "armor" and increase the gold production rate. Unfortunately, no large areas underlain by loose gravel were found. The "armor" also masked the pay zone and made it impossible to limit mining to the area of high grade. High-grade zones were dredged into and out of frequently, so that the average grade was less than what had been projected from drill tests.

Once dredging was resumed on June 21, the dredge and concentrating plant were functioning very well. However, the dredge could not efficiently mine the hard packed gravel on the sea floor, and it could not safely operate in the winds which developed on a regular basis this summer. One other factor reduced the 1997 gold production. The drill holes on which the dredge plans were based were too widely spaced to adequately define the pay streaks. It had been intended to sample ahead of the dredge and set buoys marking the margins of the high-grade pay zones, but an efficient sampling device was not developed and tested. Because of the hard-packed "armor" on the sea floor, the Company is not certain that sampling can be done at a reasonable cost.

In mid-July, testing began of high-grade drill hole sites where the geologist's logs suggested the possibility of easier mining or no "armor". Such testing was not successful. It is likely that the sea floor is essentially blanketed with the gravel armor from the surf zone out to some undetermined depth. The bottom at depths greater than 20 feet was not tested, and the possibility of easier mining at greater depths has not been evaluated.

The Company and Chek determined that the dredge could not efficiently mine the "armor" which blankets the sea floor. Also, the dredge could not navigate safely in the winds which were common during the past summer. NovaChek has not been able to successfully address these deficiencies, and, unsolved, they render the project unprofitable. The dredge and concentrator will mine and process 40 cu. yds/hr, but the operations were unable to average more than 8 -
 10 cu. yds/hr.

From early August through mid-September the wind so reduced mining operations sufficiently that gold sales failed to cover operating costs and NovaChek again ran out of funds. Two divers operated the dredge on an intermittent basis over the last several weeks of the season, in an attempt to locate easier areas to mine, with higher grades. However, the September weather, which is normally fairly calm and conducive to maximizing operational hours, was mostly adverse, and few operational hours were achieved. In early October the dredge was removed from the water. NovaChek has sufficient funds only to store the dredge and all of the equipment over winter.

The poor results achieved to date, lack of funds to continue operations, and low gold prices, which, combined with the poor operational experience make it unlikely that additional funds can be raised. Consequently, the Managers--Nova and Chek--have recommended to the members of NovaChek LLC that the LLC be dissolved, effective December 22, 1997, and its assets liquidated to satisfy its outstanding debts, which are primarily owed to Nova, three members who are also affiliated with Nova (two officers and directors and one director who is not an officer), and one member who is a principal of Chek. The members approved liquidation of NovaChek on December 22, 1997. The liquidation of NovaChek's assets will not be sufficient to discharge these debts, and accordingly, Nova has written down the value of its NovaChek investment and loans on its fiscal 1997 financial statements to $4,000.

Lease Position Offshore Nome, Alaska Reduced

Nova has relinquished leases or portions of leases aggregating 10,537 acres of its 21,411 acres of State of Alaska mining leases offshore Nome, Alaska, and has assigned its interest in 1,880 acres of such leases to a third party, retaining a royalty on any gold produced, and intends to enter into arrangements with third parties to mine the 8,994 acres it has retained, including the leases formerly assigned to NovaChek, the rights to which will be returned to Nova due to NovaChek's inability to perform. These arrangements, if made, will be at no cost to Nova, and Nova will receive a royalty on any gold produced. Nova may enter into such an arrangement on the former NovaChek leases with Chek Technologies. At this time, it is impossible to determine whether such arrangements, if entered into, will generate any funds to Nova.

Oil And Gas Operations

On November 14, 1996, the Registrant sold at an auction conducted by The Oil & Gas Asset Clearinghouse in Houston, Texas several oil & gas producing assets and leasehold interests, primarily overriding royalty interests in producing oil & gas wells in the Wyoming Overthrust Belt. Proceeds from this sale, effective as of November 1, 1996, net of commissions and direct selling costs paid to the Clearinghouse were $230,257. The bulk of the interests were sold to a Denver, Colorado based firm not affiliated with the Company, which was the successful bidder among a group of bidders at the auction for the greater portion of the oil & gas assets and interests referred to above.

The majority of the value of the properties sold was related to a single producing well. Management believed that if a production problem occurred at some point in the future with that well, the value of the Registrant's oil and gas reserves could have declined substantially (although there was no current indication of any problem). The sale was made to eliminate that risk, to generate cash to improve the Company's liquidity, and for re-investment of cash in the Company's business. The Company retains other oil and gas interests, and presently has no intention of withdrawing from this business.

The Company and Robert McDonald, a Director and the Company's largest shareholder, have been actively seeking industry participation in exploratory drilling on two prospects in Wyoming. The Company holds an undivided interest of 50% in one and 55% in the other, with the Robert McDonald Trust, of which Mr. McDonald is Trustee, holding the balance of the interest. One of these prospects has been sold, and the Company has collected a prospect fee of $13,750, but it is not certain whether this prospect will be drilled. If it is not drilled or a lease extension granted before December 31, 1997, the leases on this particular prospect will expire.

Nova has no patents, trademarks, licenses, franchises, or concessions other that certain oil and gas leasehold interests granted by federal, state, and other governmental authorities, and private mineral owners. The Company's oil and gas business is not seasonal except to the extent that weather and market conditions, and certain lease terms can affect oil and gas exploration and production activities.

Sale Of Kaolin Mine

Pursuant to a contract dated January 25, 1997, the Company sold its cement-grade kaolin mining operation and property (the "Cement Kaolin Mine") near Redwood Falls, Minnesota, to Northern Con-Agg, Inc., an unaffiliated Minnesota corporation whose address is 3131 Fernbrook Lane North, Plymouth, Minnesota 55447 ("NCA"). A portion of the Cement Kaolin mine is located on lands which are currently subject to a joint venture between the Company and U. S. Borax Inc. ("Borax"), which was formed in 1993 primarily to explore, develop and produce high quality paper-grade kaolin. No paper-grade kaolin has yet been sold from the joint venture property. Borax released the portion of the paper-grade kaolin property occupied by the Cement Kaolin Mine from the joint venture to permit the Company's sale of the mine to NCA. The Company sold all of its cement-grade kaolin operations to NCA, while retaining its interest in the paper-grade joint venture. The Cement Kaolin Mine encompasses 314 acres, and the paper-grade kaolin property retained by the Company encompasses 3,682 acres. After the sale to NCA, ownership of the cement-grade kaolin property is separate and distinct from ownership of the paper-grade kaolin property. Except for the inclusion of an immaterial portion of the paper grade kaolin prospect in the sale to NCA the sale had no impact on the Company's joint venture with Borax. The Company is currently negotiating the termination of the joint venture with Borax, and if these negotiations are successful, it is expected the Company will control 100% of the paper-grade properties (see separate discussion).

Under the terms of the purchase and sale agreement with NCA (the "NCA Agreement"), NCA acquired approximately 78 fee acres owned by the Company and an additional 236 acres leased by the Company, as well as the inventory, equipment, contracts, permits and other personal property held by the Company in connection with these cement-grade mining operations. NCA is continuing the current cement-grade operations of the Company, and has agreed to turn over to the Company any profits which it may earn during a 21 year period after the date of closing as a result of sales of kaolin produced from the property to paper manufacturers. The Company agrees that, if it or any joint venture of which it is a member sells kaolin to the cement-industry in Minnesota, Iowa, North Dakota, South Dakota or Wisconsin during a five year period following the closing, the Company will pay to NCA the sum of $30,000 for each year in which any sale occurs.

NCA will pay a total of $700,000 to the Company for the Cement Kaolin Mine. The Company received $125,000 in cash at closing, $50,000 on August 15, 1997, and $35,420 ($50,000 less Nova's share of certain expenses) on December 15, 1997. Nova will receive an aggregate of $350,000 in non-interest bearing semi-annual installments on August 15 and December 15 of each year until August 15, 2001, and a final payment of $125,000 on December 15, 2001. Up to $70,008 of the gross NCA proceeds is payable to Thomas F. Kane, a former director, as part of the Company's purchase of his Common and Preferred Stock, over the same period as the NCA payments. The Company will retain both a mortgage and a security interest covering the property being sold to NCA in order to secure full payment of the purchase price. NCA assumed liability for all existing contracts relating to the property.

Pursuant to the contract, when NCA expanded the cement-grade mining operations, the lessor of the Mine Property had to be relocated from her home on the property. NCA paid the first $25,000 of relocation costs, and Nova was responsible for 50% of the balance over $25,000. The lessor agreed to a price of $40,000. Nova's portion of the $15,000 ($7,500) was taken out of the NCA payment due on December 15, 1997.

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

Purchase of Stock of a Director and Preferred Shareholder

During 1996, disputes arose between Thomas F. Kane, then a director, and the other directors of the Company concerning decisions by the other directors and the business operations of the Company. Mr. Kane asserted, inter alia, that the continued operation of the Company was not in the best interests of the owners of the Company's Preferred Stock who, if the Company were liquidated, would receive all of the proceeds in the liquidation after payment to the Company's creditors. Mr. Kane also asserted that continuation of the Company's business would cause the dissipation of assets which otherwise would be distributable to owners of the Company's Preferred Stock upon liquidation. Mr. Kane recommended and proposed that the Company be liquidated and threatened to commence litigation to force the liquidation and dissolution of the Company. The Company's other directors disagreed with Mr. Kane, determined to continue the Company as a going concern and determined to oppose any attempt to liquidate and dissolve the Company.

In resolution of these disputes, the Company, Mr. Kane and Brian Spillane, the Company's President and a director, entered into an Agreement(the "Kane Agreement"), dated February 5, 1997, for the purchase of all of Mr. Kane's Common and Preferred Stock. By terms of the Kane Agreement, the Company purchased from Mr. Kane 895,415 shares of his Preferred Stock and 510,342 shares of his Common Stock. All of the stock purchased by the Company was retired upon completion of the purchase. Mr. Spillane purchased from Mr. Kane the rest of his stock: 203,426 shares of Preferred Stock and 115,942 shares of Common Stock. Mr. Spillane paid $50,000 for the stock he purchased from Mr. Kane. The Company paid $150,000 and agreed to pay an amount equal to 12% of the net proceeds from the sale of the Cement Kaolin Mine less $13,992, as and when received by the Company. The Agreement among the Company, Mr. Spillane and Mr. Kane also contained certain releases of claims between and among the parties, and certain other representations.

Mr. Kane proposed that the Company purchase his stock for $400,000. Management felt this price was not justified, and if paid, would place too severe a financial burden on the Company. Mr. Kane threatened litigation, which would have destroyed the Company with no return to any shareholder. Prolonged negotiations resulted in an agreement to purchase Mr. Kane's stock for a downpayment of $200,000($150,000 of which was paid by the Company and $50,000 was paid by Mr. Spillane). The amount to be paid would be affected by the outcome of negotiations then underway for the sale of the Cement Kaolin Mine, since this affected the book value of the Company. In order to accommodate this uncertainty, it was agreed that there would be future payments by the Company of either a royalty on kaolin sales of $0.10 per ton, as such tons are sold and paid for, or a percentage of the payments received from the sale of the mine. Mr. Kane felt this percentage should be as high as 20%, and management felt 10% was the correct figure. In the negotiations, it was agreed that this percentage would be 12%.
Once a price was determined for all of the stock held by Mr. Kane and his affiliated entities, it was determined that 466,395 common shares were controlled by a Trustee of an affiliate who refused to allow the sale of the shares. The withheld shares were valued by Nova management at $.03 per share, or a total of $13,992. Since the maximum amount which would have been received by Mr. Kane pursuant to 12% of the net proceeds of the sale of the Cement Kaolin Mine would be $84,000 (12% times $700,000) if all of the stock were purchased, the purchase price was reduced by $13,992. Accordingly, the maximum future amount to be paid to Mr. Kane is $70,008 ($84,000 minus $13,992). However, that amount will be reduced by 12% of expenses of the sale or not less than $65,808.

The Colorado Business Corporation Act and the Company's Articles of Incorporation and Bylaws permitted the Company to purchase Mr.
Kane's stock without approval of its shareholders so long as certain financial requirements were satisfied. In the opinion of management, these statutory requirements were met.

Stock Repurchase

The Company decided to offer to purchase all of the shares of Common Stock of any shareholder who did not vote in favor of the Cement Kaolin Mine sale and requested such a repurchase. Pursuant to a procedure established by management in a manor similar but not identical to the procedure for dissenter's rights established by the Colorado Business Corporate Act. Management believes that the combination of its Cement Kaolin Mine sale and its sale of oil and gas overriding royalty interests and purchase of the stock of Thomas F. Kane represented material events which might have prompted a shareholder to sell his Common Stock if an adequate market for that Stock existed. The Company recognized that the absence of an active trading market impeded such a sale. As such, management decided to afford shareholders who disagreed with these decisions or with the directors' decision to continue operation of the Company the ability to sell their Common Stock at $.04 per share.

Shareholders tendered 44 certificates (a total of 13,700 shares) for redemption in fiscal 1997. In October 1997 (Fiscal 1998) a total of 411,447 shares were tendered for redemption by 2 shareholders.

                     Business of the Issuer

Mineral Operations

The Company sold its cement-grade kaolin mine, effective July 22, 1997 (see Significant Developments During Fiscal 1997). Prior to the mine sale, Nova produced and sold 31,634 metric tons of kaolin to a single customer during fiscal 1997. Pursuant to the contract of sale of the mine, the Company is restricted from selling cement-grade kaolin to its former customers and certain potential customers for a five-year period. The Company presently has no plans to re-enter this business, and is concentrating its efforts on its paper-grade kaolin project in Minnesota. The Company's gold exploration and production activities are currently limited to the retention of a royalty interest in certain of its offshore Nome, Alaska leases. While the Company holds properties for possible future development of limestone products, it has no immediate plans to pursue that business.

There is a significant difference between cement-grade kaolin and paper-grade kaolin. Cement-grade kaolin is essentially a low-alkali source of alumina, which is a necessary ingredient in the manufacture of cement, and it is mined and loaded directly onto railcars for delivery to the customer without further processing. Paper manufacture is a highly sophisticated procedure in which an extremely thin layer of kaolin is applied to the surface of paper as a coating while the paper is rotating on a drum at surface speeds of approximately 4,000 feet per minute. The purpose of the kaolin coating is to increase brightness and opacity and improve the printing characteristics of the paper surface. The kaolin must meet stringent brightness, viscosity and other criteria in order to be suitable for coating paper. Unless the raw kaolin has a base level of certain parameters such as brightness, it cannot be rendered suitable by processing for use in paper manufacture. Processing of raw kaolin which meets base-level criteria involves screening to reduce undesirable constituents, magnetic separation, acid treatment and other steps which purify it and render it suitable for use in paper manufacture. These processing steps are expensive, and paper-grade kaolin typically sells for prices in the range of thirty times the price of the commoner cement-grade product.

Paper Grade Kaolin

In 1990, Nova granted, and later extended, an option to U.S. Borax Inc., an unaffiliated mineral development company which is a wholly-owned subsidiary of London-based Rio Tinto plc("Borax"), to explore for paper-grade kaolin and other industrial minerals on the Company's paper grade kaolin prospect (the "Prospect") in southwestern Minnesota. During the term of the option, Borax expended approximately $400,000 in combined exploration and land activities and earned a 65% interest in the Prospect. In August 1992, Borax exercised its option to enter into a joint venture ("the Joint Venture") at which time Nova was paid an additional $165,000. The joint venture and operating agreement became effective July 1, 1993. Under the operating agreement, the Company assigned a 100% working interest in the prospect to Borax in exchange for the agreement by Borax to pay 100% of the costs of exploring for and developing paper grade kaolin and other industrial minerals on property in the prospect. The Company retained a net proceeds interest in the prospect until Borax recovered 100% of its capitalized costs. At that time, the Company had the option to purchase a 30% working interest by paying Borax an amount equal to 15% of the capitalized costs from April 1, 1993 to the date of recovery of those costs by Borax.

Exploration activities performed by Borax on this exploration-stage property to date include drilling 185 exploratory core holes on portions of the properties, bulk sampling, testing and evaluating the quality of the kaolin contained therein, and the construction and operation of a pilot-scale kaolin processing facility. A pilot-scale facility was constructed by Borax and became operational in Georgia during 1996. Processed kaolin from the Joint Venture's property has previously been shipped to paper mills in Minnesota and Wisconsin, where generally successful coating tests were completed. These tests are steps in the evaluation process and cannot be regarded as any guarantee of commercial feasibility, however, the results of these tests are encouraging.

Thirty-six of the 185 core holes were drilled in 1996, but only seven of the 1996 cores have been processed, nor have the bulk samples from the last four large-diameter holes been processed. These four samples represent about 20 tons of kaolin from the largest and best-defined deposit. After completing the 1996 drilling program, Borax shipped the cores and bulk samples to Georgia, processed the seven cores, then placed the remaining 29 cores in storage, and ceased active development of the project, citing budget priorities at Rio Tinto. (Results from the seven holes are consistent with the good results obtained from previous drilling in the same area).

In late summer, 1997, Borax informed Nova that processing of the cores from the 1996 drilling program would be further deferred, and that Rio Tinto would limit funding to lease maintenance through the end of 1998. Budget priorities on other worldwide projects were taking precedence.

Management determined that Borax's plans were unacceptable to Nova, in view of the favorable results of the program, and Nova notified Borax that unless Borax was willing to aggressively pursue the project, Nova desired to immediately open negotiations to replace Borax with a partner who was willing to carry the project forward to commercial realization on a more aggressive schedule. In August 1997, representatives of Nova and Rio Tinto/Borax met in Denver and agreed to propose a termination of the joint venture to Rio Tinto and to Nova's Board of Directors. Terms acceptable to both parties were subsequently negotiated, and a definitive agreement has been drafted for signatures. It is expected the termination will take effect on or about January 1, 1998. Under the settlement agreement, Nova owns an exclusive option until December, 2001, to purchase all of Borax's earned interest in the project for a payment of $300,000. If the payment is not made, Nova must assign the critical leases -- all of which are held by Nova -- to Borax. During the option period, Nova will have full operating rights on the properties.

Nova moved the cores and bulk samples to a secure facility under Nova's control in Milledgeville, Georgia in October 1997, and has begun analysis of the results of the 1996 drilling campaign. The Company is seeking a new co-venturer who will agree to implement a more aggressive development program. In the absence of such a co-venturer, Nova will be unable to continue the project on the scale required unless sufficient funding is obtained from that partner, the availability of which cannot be assured at this time.

In order to produce a commercial product, a processing facility and associated mining facilities would have to be designed and built, the total cost of which, including the exploration and development activities contemplated for the next several years, could reach $50 million. The location of these properties affords a significant transportation advantage over the current primary source of paper-grade kaolin in Georgia, since a significant portion of the paper manufacturing plants in the United States which utilize kaolin are located in the Upper Midwest, within easy reach of the joint venture's properties.

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

Nova initiated mining operations on a portion of the property on a joint-venture basis during 1996, and further operations were conducted in 1997 (see also 'Significant Developments During Fiscal 1997'). The managers of NovaChek -- Nova and Chek Technologies -- have recommended to the members of NovaChek LLC that the LLC be dissolved and the venture terminated. The termination of the LLC was approved by the members, effective December 22, 1997. The lands subject to the NovaChek LLC sublease revert to Nova due to NovaChek's failure to fulfill the requirements of the sublease.

Nova formerly held State of Alaska leases offshore Nome aggregating 21,411 acres. The Company has elected to relinquish leases or portions of leases aggregating 10,537 acres, has assigned leases or portions of leases aggregating 1,880 acres, retaining a royalty on any gold production achieved, and has retained leases or portions of leases aggregating 8,994 acres, on all of which it intends to enter into arrangements with other entities interested in initiating mining operations at no cost to Nova. The Company contemplates arrangements whereby rental payments will be paid by third parties, and Nova will retain a royalty interest in any gold production achieved. The Company's discussions with such third parties may or may not result in additional mining activities on the properties during 1998. The Company may enter into such an arrangement with Chek Technologies on all or a portion of the former NovaChek sublease. At this time, there cannot be assurance that these third-party arrangements will be finalized, but the Company believes that this will be the case.

Querida

The Company held a 42.22% to 45% interest in an exploration stage gold prospect in Custer County, Colorado. The balance of the interest was held by the Robert E. McDonald Trust. An extensive drilling program was commenced in October, 1993. The results of this drilling program have been reviewed and the Company has determined further exploration activities are necessary to define this project. No further exploration activities have taken place since the 1993 program. The Company and the Trust elected to terminate their interest in this prospect during fiscal 1997 due to low gold prices and the probability that the Company and the Trust would be unable to interest an industry partner in financing further exploration on the properties. Due to the lack of certainty as to whether Nova would be able to recover its historical costs in the Querida prospect, for accounting purposes, the Company wrote off its investment in the property during the 1995 fiscal year.

West Rozell Prospect

The Company holds a 50% interest in 1,600 acres of State of Utah oil and gas leases in the Great Salt Lake. The other 50% is held by the Robert E. McDonald Trust. The Company and the Trust have jointly been attempting to interest an industry partner in developing the heavy oil resources known to exist under these leases, which resources were estimated by Amoco Production Company to exceed 90 million barrels in place. Amoco estimated that 1% to 10% of the oil in place might be recoverable. However, Amoco abandoned its effort to put the leases into commercial production using the technology then available, and dropped the leases in 1989. Technology has improved to the point where the outlook for improved recoveries of the oil in place appears favorable.

In March 1997 the Company and the Trust entered into an agreement with Roaring River Resources LLC ("Roaring River"), an unaffiliated third party, pursuant to which Roaring River was granted an option to acquire the leases and attempt to put them into production. Roaring River intended to apply technology not previously available to Amoco. The Company and the Trust will each retain a 1.5% overriding royalty if the option is exercised. Roaring River made a payment of $5,000 on April 16, 1997 to maintain the option, however, a further payment of $20,000 scheduled to be made on or before July 15, 1997 to keep the option in effect was not made, and the Company agreed with Roaring River to extend the timing of this payment. The extension expired on September 8, 1997. Upon exercise of the option, a final payment of $225,000 (of which the Company will receive half) must be made. The Company granted another extension to Roaring River, but now considers the option of the option null and void. The Company would prefer to enter into a new arrangement with Roaring River, if it appears they have the ability to perform, but under the circumstances, Nova must consider an arrangement with other parties. At present, it cannot be determined whether any such arrangement can be made, nor can it be ascertained with certainty when, or if, the properties will be put into production. The leases will expire August 31, 1999 if production has not been established unless an extension can be obtained from the State of Utah.

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

Exploration and Development Arrangements

The Company's financial resources are not sufficient to fund significant exploration or development of its mineral properties. Therefore, to evaluate and, if justified, to develop its mineral prospects, Nova typically enters into arrangements under which other companies acquire a portion of the Company's interest in the properties in return for performing necessary activities. The terms of these arrangements generally are dictated by the type of minerals involved, the extent of prior development, prospective value of the properties and other diverse factors.

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

The Company has no patents, trademarks, licenses, franchises, or concessions other than certain leasehold interests granted by federal, state, and other governmental authorities, and private mineral owners, although the Company will have certain licensing rights pursuant to its pending agreement with U.S. Borax to a patent which was granted to Borax in connection with its kaolin processing technology development in support of the joint venture. The Company's mineral business is not seasonal except to the extent that weather and market conditions can affect exploration and production.

Oil and Gas Operations

The principal hydrocarbons currently produced from properties in which Nova has an interest are crude oil and natural gas. Such products are sold by or on behalf of the Company to purchasers located near the wellhead. None of the entities purchasing the Company's production is an affiliate of the Company.

During fiscal 1997, the Company had three customers which accounted for approximately 75% of its total oil and gas sales: Scurlock Permian Corporation (32% of total oil and gas sales), Chevron U.S.A. (14%) and Eighty Eight Oil Company (29%). Because purchasers for oil and gas are generally available and prices paid for oil and gas do not fluctuate materially from purchaser to purchaser, Nova believes that the loss of any of these purchasers would not have a materially adverse effect on its financial status. Although the Company believes a ready market exists for its hydrocarbon production, the acquisition, exploration, development, production, and sale of oil and gas are subject to many factors beyond its control, including worldwide and domestic economic conditions, political stability in the Persian Gulf, oil import quotas, availability of drilling rigs, casing and other equipment and supplies, proximity to and availability of gas pipelines, supply and price of competing fuels, and the regulation of prices, production, transportation, and marketing by certain federal and state governmental authorities. The source and availability of raw materials affecting Nova's oil and gas operations is generally limited to the availability of oil field equipment and supplies, including tubular steel products and drilling rigs, all of which currently are in sufficient supply. However, any shortages of or delays in obtaining such materials could delay drilling or production activities and adversely affect operations conducted by Nova or by operators of its properties.

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

Nova requires working capital to carry lease costs and delay rentals until arrangements can be negotiated with other entities to explore and/or develop Nova's oil and gas properties. Consistent with industry practice, working capital may be generated by the Company from proceeds of production, sales of properties and operating fees. At September 30, 1997, the Company did not operate any of its producing oil and gas properties. However, the Company does operate a number of exploratory properties. The Company was aggressively marketing two prospects, both in Wyoming, in an endeavor to interest industry partners in funding exploratory drilling efforts on either or both of these prospects. In October, 1997, the Company sold one of these properties to North American Resources, a subsidiary of Montana Power Company for $25,000 (55.56% of which was Nova's interest, the balance being the interest of the Robert E. McDonald Trust) and retained an overriding Royalty interest. To date the property has not been drilled, and it cannot be determined at this time whether the property will be drilled prior to the expiration of the leases, which are due to expire, unless extended, on December 31, 1997.

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

Environmental Regulation - Oil and Gas

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

Regulation of Production and Pricing

Production and sale of oil and gas are subject to federal and state governmental regulation, which while lessening in recent years, includes limitations on the production of oil and gas by restricting the rate of flow for oil and gas wells below their actual capacity to produce. Restrictions on the purchase prices for natural gas have largely been rescinded by the Natural Gas Decontrol Act of 1989. A phase-out of such regulations was substantially complete by mid-1993. While the effect of such deregulation cannot be determined, the predictability of gas pricing is anticipated to be substantially lessened as a result of such decontrol and changes in the operations of gas pipelines from purchasers to transporters of gas. To the Company's knowledge, as of September 30, 1997, none of the Company's gas reserves were subject to price controls.

Employees

At September 30, 1997, Nova had four full-time employees. The Company also utilizes the services of various consultants and independent contractors with expertise in those fields of interest in which the Company is active. The Company has no contracts with these consultants.

ITEM 2.  DESCRIPTION OF PROPERTIES

PERSONAL PROPERTY

The Company's personal property consists of furniture and fixtures and technical equipment, with a total net book value at September
30, 1997 of $2,671.

OFFICE LEASE

In February 1997, the Company moved from a much larger office space in the downtown area into smaller space in mid-town, reducing its rental cost almost 50% over the first twelve months of its lease from approximately $2,500 per month to $1,318 per month. The Company's current office lease is a three-year lease effective February 1, 1997. The space consists of 1,517 square feet, and lease payments for the first year of the lease will be $15,810. These payments will increase to $18,059 during the second year of the lease, and to $18,817 during the final year.

OIL AND GAS PROPERTIES

All of the Company's oil and gas properties are located within the continental United States. There are no quantities of oil and gas subject to long-term supply or similar agreements with foreign governments or authorities.

No major discovery or other favorable or adverse event is believed to have caused a significant change in the estimated proved reserves of the Company subsequent to September 30, 1997 shown in the following sections, which set forth information concerning the Company's interests in oil and gas properties.

          Proved Reserves and Present Value Information

For information concerning the Company's proved reserves and present value information, see "Supplementary Information On Oil And Gas Operations." Estimates of the Company's estimated proved oil and gas reserves and present value of the estimated future net revenues attributable to such reserves for the year ended September 30, 1997 and 1996 are based upon reports by the independent consulting firm of D. J. Low, Inc. The Company files such reports with the Securities and Exchange Commission, pursuant to regulations of that agency which also provides public access to those documents.

The Securities and Exchange Commission requires that estimates of reserves, estimates of future net revenues and the present value of estimated future net revenues be based on the assumption that oil and gas prices will remain at current levels (except for gas prices determined by fixed contracts), and that production costs will not escalate in future periods. The present value of estimated future net revenues for fiscal years 1997 and 1996 has not been adjusted for income taxes because significant net operating loss carryforwards exist for income tax and financial reporting purposes. All such estimates have been adjusted for the anticipated costs of developing proved undeveloped reserves.

Reserve calculations require estimation of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Such estimates are based on numerous factors, many of which are variable and uncertain. Accordingly, it is common for the actual production and revenues to vary from earlier estimates. Estimates made from the first few years of production from a property are not likely to be as reliable as later estimates based on a lengthy production history. Hence, reserve estimates and estimates of future net revenues from production may vary from year to year. The Company has not provided reserve estimates to any federal agency other than the Securities and Exchange Commission.

                Production, Average Sales Price,
             and Average Production (Lifting) Costs

The following table sets forth oil and gas production (net of all royalties, overriding royalties, and other outstanding interests of other entities) attributable to the Company for the fiscal years ended September 30, 1997 and 1996 and the average sales prices and production costs per unit of production.

                                          Years Ended September 30,

                                                  1997        1996
Production:
  Oil (Bbls) . . . . . . . . . .                  5,181       7,675
  Gas (Mcf)  . . . . . . . . . .                 19,147      48,160
Average Sales Prices:
  Oil (per Bbl)  . . . . . . . .                 $18.34      $19.96
  Gas (per Mcf)  . . . . . . . .                 $ 1.36      $ 1.34
Average Production Costs
  Per Equivalent Barrel Of Oil*.                 $10.78**    $ 4.67

* Equivalent barrels include oil, condensate and gas. Gas is converted to equivalent barrels on the basis of 6 Mcf per equiva-lent barrel.

** In November, 1996, the Company sold most of its overriding royalty properties, leaving the majority of 1997 production from working interest wells which have higher production costs.

                        Drilling Activity

The Company did not participate in any drilling activity during fiscal 1997 or 1996.

                Approximate Developed Acreage and
                  Productive Oil and Gas Wells

The following table identifies productive wells and sets forth an approximation of developed oil and gas acreage in which the Company owned a leasehold interest as of September 30, 1997.

                                             Productive Wells (2)

                   Developed Acres (1)      Gross (5)       Net (6)
                   Gross (3)   Net (4)     Oil    Gas     Oil  Gas
 Geographic Area
Colorado          320.00        24.10         2     -     0.15  -
North Dakota      680.80       130.81         4     -     0.77  -
Texas             160.00        40.00         1     -     0.25  -
Wyoming         1,131.72        33.84         1     -     0.03  -

    TOTAL        2,292.52       228.75        8     0     1.20  0

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

           Approximate Undeveloped Oil and Gas Acreage

The following table sets forth the approximate undeveloped oil and gas acreage in which the Company owned a leasehold interest as of September 30, 1997.

                          Undeveloped Acreage
                           Gross                    Net
     Utah                1,600.00                  800.00
     Wyoming             5,627.12                2,234.38

     TOTAL               7,227.12                3,034.38

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

       Overriding Royalty Interests in Undeveloped Acreage

The following table sets forth, as of September 30, 1997, the Company's overriding royalty interests in undeveloped oil and gas acreage.

                                 Net (2)             Company's
                   Royalty(1)    Royalty      Overriding Royalty
                    Acres         Acres              Interest
Texas                640.00          4.89              3.125%
Wyoming              319.29         14.37              4.5%

  TOTAL              959.29         19.26              7.625%

1) A royalty acre is a full one-eighth royalty on one acre of land.

(2) A net royalty acre is calculated by multiplying the royalty acres by the overriding royalty interest.

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

        Overriding Royalty Interests in Developed Acreage
                       and Producing Wells

The following table sets forth, as of September 30, 1997, the Company's overriding royalty interests in developed oil and gas acreage and producing wells.

                                          Company's      Gross
                           Net (2)        Overriding    Royalty
                  Royalty  Royalty        Royalty         Wells
                   Acres(1) Acres         Interest       Oil  Gas
Wyoming          632.80      1.59          .25%          0     1

(1) A royalty acre is a full one-eighth royalty on one acre of land.

(2) A net royalty acre is calculated by multiplying the royalty acres by the overriding royalty interest.

In November 1996, the Company sold its overriding royalty interests in certain producing properties in Wyoming, Texas and Colorado.
The interests sold ranged from 0.2491% to 2.5%. The sale reduced the Company's Gross royalty oil wells in Colorado from 3 to none, royalty oil wells in Texas from 2 to none, royalty oil wells in Wyoming from 6 to none, and royalty gas wells in Wyoming from 4 to
1. The Company's royalty acreage in Wyoming decreased to 632 gross acres and 1.59 net acres; and its royalty acreage in Colorado and Texas decreased to zero gross and net acres.

UNDEVELOPED MINERAL PROPERTY INTERESTS

The Company currently owns a net proceeds interest in a kaolin prospect covering approximately 3,862 acres of leases and lease options located near Redwood Falls, Minnesota. Pursuant to a pending agreement with the operator -- U.S. Borax -- the Company will have an option to buy our Borax's interest in the properties. See "Mineral Operations-Paper Grade Kaolin".

DEVELOPED MINERAL PROPERTY INTERESTS

The Company owned a 100% working interest in 69.3 acres in Redwood County, Minnesota which were permitted for the purposes of mining kaolin clay. This property was sold in July, 1997. See "Sale of Kaolin Mine".

ITEM 3.  LEGAL PROCEEDINGS

The Company is currently involved in a lawsuit against Chevron alleging underpayment of overriding royalties. This is not expected to have a material effect on the Company.

As discussed in ITEM 1. DESCRIPTION OF BUSINESS, disputes have arisen between Thomas Kane, one of the Company's directors and a principal shareholder, over the Company's continuing operations and their impact on Mr. Kane's ownership of shares of the Company's convertible preferred stock. Mr. Kane threatened to seek court intervention to preserve assets of the Company for liquidation.
The Company's other directors disagreed with Mr. Kane. In resolution of these disputes, the Company, Mr. Kane and Brian Spillane, the Company's President and a director, entered into an Agreement, dated February 5, 1997, for the purchase of all of Mr. Kane's Common and Preferred Stock.

The Company knows of no other legal proceedings contemplated or threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A shareholders meeting was held on July 21, 1997. Five directors were to be elected at this meeting. The management nominees were:
Robert E. McDonald, Brian B. Spillane, Milton O. Childers, Robert
W. Meier, and John R. Parker. No persons were nominated by Shareholders not in the management group to run for director. Each of the nominees was duly elected a director of the Company, to serve for the oncoming term of office and until their respective successors are duly elected and qualified.

The shareholders were asked to approve an agreement dated January
25, 1997 between the Company and NCA for the sale by the Company and the purchase by NCA of the Company's Cement Kaolin mine located near Redwood Falls, Minnesota. The Mine Sale resolution was considered and adopted at the shareholders' meeting.

                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the over-the-counter market and is listed on the Electronic Bulletin Board under the symbol "NVNU". The following table sets forth the range of high and low closing bid prices of the Common Stock for the years ended September 30, 1997 and 1996, as reported by the National Quotation Bureau, LLC. These prices are believed to be representative of inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

                                                Bid Price
   Fiscal 1997                              High        Low
    First Quarter                         $ 0.040     $ 0.030
    Second Quarter                          0.050       0.030
    Third Quarter                           0.060       0.050
    Fourth Quarter                          0.080       0.060
                                               Bid Price
   Fiscal 1996                              High        Low
    First Quarter                         $ 0.050     $ 0.040
    Second Quarter                          0.040       1/32
    Third Quarter                           0.040       0.035
    Fourth Quarter                          0.035       0.020

The bid and asked prices for the Company's Common Stock on September 30, 1997, were $0.06 and $0.10, respectively, as reported by the National Quotation Bureau, LLC.

The number of record holders of the Company's Common Stock as of September 30, 1997 was 5,250.

Also outstanding as of September 30, 1997 were options under the Company's employee stock option plans to purchase a total of 1,000,000 shares, of Common Stock. These options are held by a total of five persons, all of whom are officers, directors or employees of Nova, and are exercisable until April, 1999 at $0.105 per share.

The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to employ its cash flow and earnings, if any, in its oil & gas and mineral exploration and development activities and for other working capital needs.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Management's discussion of anticipated future operations contains predictions and projections which may constitute forward looking statements. The Private Securities Litigation Reform Act of 1995, including provisions contained in Section 21E of the Securities Exchange Act of 1934, provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

     (a) The Company may not be able to enter into an agreement with a new partner to assist the Company in carrying its paper-grade kaolin project to the commercial feasibility stage on terms acceptable to Nova.

     (b) The paper-grade kaolin project may encounter difficulties, currently unforeseen, which will prevent attainment of commercial feasibility.

     (c) The Company may not be able to find industry partners to evaluate its oil & gas prospects.

     (d) Present and anticipated sources of funds may be insufficient to meet the Company's working capital needs.

Liquidity and Capital Resources

The Company has suffered recurring losses and cash flow deficits from operations due to the inability of operating cash flows to cover expenses needed to maintain those operations. At September 30, 1997, the Company has an accumulated deficit of $9,173,938.
The Company's working capital decreased as of September 30, 1997 to $147,876, from working capital of $198,637 as of September 30, 1996. Total assets decreased to $812,780 as of September 30, 1997, from $1,545,920 as of September 30, 1996. The decrease in both working capital and total assets was attributable primarily to the repurchase of the Kane Stock and the sale of the Kaolin Mine which decreased receivables and payables. The decrease in total liabilities from $567,663 in 1996 to $381,327 in 1997 is also due to the sale of the Kaolin Mine during the year. As a result of the operating revenue and working capital decrease during the year, there are uncertainties that may have a significant impact on the Company's liquidity and which raise substantial doubt about the Company's ability to continue as a going concern.

The Company sold its Kaolin Mine in July of 1997. This resulted in cash from sales proceeds and the recovery of a reclamation deposit of $225,000 in fiscal 1997. However, the Company did not generate positive cash flow from operations in 1997. Cash used by operations during 1997 was approximately $73,605.

The Company's liquidity is primarily dependent on receipt of proceeds from the installment sale of the Company's kaolin mine, income from oil and gas production, receipt of fees from the sale of oil and gas prospects, mineral royalties, and contemplated overhead coverage and management fees in connection with the operation of its paper kaolin project. The Company intends to operate its paper-grade kaolin project with a new partner, and has structured this venture with overhead coverage and fees to cover the expenses of operating this project, but it is not certain that the Company will be successful in entering into an agreement with a partner on the basis needed to cover the costs of such operations. The Company may need to raise additional funds for working capital purposes via the private placement of securities, the success of which cannot be determined in advance. The Company has sold an oil & gas prospect to an industry partner, and if that prospect is successfully drilled, the Company will realize cash flow from its retained royalty interest.

Disputes had arisen between Thomas Kane, one of the Company's directors and a principal shareholder, over the Company's continuing operations and their impact on Mr. Kane's ownership of shares of the Company's convertible preferred and common stock. In order to resolve this dispute, the Company, Mr. Kane and Brian Spillane, the Company's President and a director, entered into an Agreement(the "Kane Agreement"), dated February 5, 1997, for the purchase of all of Mr. Kane's Common and Preferred Stock. (See "Significant Developments During Fiscal 1997 - Purchase of Kane Stock"). At the time the decision was made to repurchase the Kane stock, management felt that on-going legal fees and the diversion of management time in connection with the Kane dispute would drain the Company's assets and prevent the Company from focusing its efforts on those areas most likely to result in asset growth. In addition, it appeared at that time that the Nome project would generate significant cash flow, which would largely offset the effect of the cash expenditure required to repurchase the stock. The purchase of Mr. Kane's stock has reduced the Company's available working capital, and accordingly, reduced the Company's liquidity.

In order to improve liquidity, on November 14, 1996, the Company sold several oil and gas producing assets and leasehold interests, primarily overriding royalty interests in producing oil and gas wells for proceeds of $230,257, which is net of commissions and direct selling costs. The proceeds of these sales were devoted to working capital, used to offset operating losses, and reinvested in the Company's business, with the goal of developing additional sources of revenue, earnings and asset growth. Primary use of these funds has been in the Company's efforts to market its oil and gas prospects, and to conduct necessary activities in connection with its paper-grade kaolin project.

The Company has been attempting to get commitments from the industry to drill two of the Company's exploratory prospects in Wyoming, one primarily an oil prospect, and the other a gas prospect. One of these prospects has been sold, and it is expected it will be drilled, although it is not certain that this will be the case. Depending on its success in getting industry participation in the drilling of these two prospects, the Company will attempt to acquire other drillable prospects for its future exploration efforts, when it is financially capable of doing so.

The Company has been conducting limited examination of cores, and processing raw kaolin from the 1996 drilling program on its paper kaolin properties, analyzing the data from seven years of exploration and development work on this project, and preparing to market the project to the industry to bring in a new partner who will assist Nova in aggressively pursuing the further development of this project.

Results of Operations

The Company realized a net loss of $360,598 for the year ended September 30, 1997, compared to a net loss in the 1996 fiscal period of $143,673. Both oil and gas sales and mineral sales decreased substantially, reflecting the sale of a significant portion of the Company's producing oil & gas assets, and the sale of the Company's kaolin mine. Both mining costs and oil & gas operating costs declined, but general and administrative costs increased $50,159 or 13% to $435,752 for the year ended September 30, 1997 over the same period in 1996. This increase was almost wholly the result of increased legal and accounting fees due to the Kane dispute and the asset sales, in particular, the sale of the kaolin mine, and printing and mailing costs associated with obtaining shareholder approval of the mine sale. Management considers all of the increased expenses to be non-recurring extraordinary events. Also contributing to the loss was the Company's share of losses of NovaChek Limited Liability Company. The Company's share of NovaChek losses in fiscal 1997 was $181,720, a substantial increase from a loss of $11,437 in fiscal 1996. Operations of NovaChek were unprofitable in both years, and NovaChek is being dissolved, effective December 22, 1997. Interest income was up slightly in fiscal 1997 to $17,378, compared to $11,587 in the 1996 period. The Company had more cash on hand on average in 1997 due to receipts from asset sales, and therefore earned slightly more interest income. The 1997 interest income also includes imputed interest on the note receivable from NCA. While there is risk of default in regard to the Company's convertible debentures when they come due, it is Management's present intention to fund the debentures from the proceeds of the NCA note if other sources of funding are not available.

Revenues

Mineral sales from kaolin declined 43% to $700,707 from $1,224,192 in fiscal 1996, and oil & gas sales declined 43% to $124,168 from $217,807 in the 1996 period. Due to the sale of the Kaolin Mine in July 1997, the Company did not operate the mine for the full year in 1997.
Actual results of kaolin mining operations were lower during 1997 due to the reduced mining season. Gravel royalties decreased to $4,414 in 1997 from $66,939 in 1996. The Company collects royalties on the sale of gravel from land leased by the Company pursuant to an arrangement with a third party, which mines and sells the gravel. In fiscal 1996, the Company was paid for both its royalty and the landowner's royalty on gravel sales, and in fiscal 1997, the Company was paid only for its royalty. This was chiefly responsible for the decline in the 1997 mineral sales figures, although a lower level of gravel sales was also recorded.

Oil and gas sales decreased $93,639 or 43% for the year ended September 30, 1997 as compared to the same period in 1996. This decrease is attributable primarily to the sale of the Company's Overriding Royalty Interests in November, 1996. A comparison of production and prices in 1997 and 1996 is as follows:

                                     1997          1996
Sales Volume
 Oil (bbls)                         5,181         7,675
 Gas (MCF)                         19,147        48,160

Average Sales Price
  Oil (bbls)                        $18.34        $19.96
  Gas (MCF)                         $ 1.36        $ 1.34

The Company realized a one-time gain on the sale of its oil & gas production interests of $76,557.

Other revenue for the year ended September 30, 1997 consisted primarily of revenue received from an option on West Rozell Point of $2,500, and an $800 lease bonus on an oil property in which the Company had an interest. Other revenue of $825 in 1996 was primarily realized from grain sales.

Expenses

Because the sale of the Company's kaolin mine shortened its operating season, mining costs from kaolin operations, including transportation and royalties, declined 40% to $603,335 in fiscal 1997 compared to $1,009,224 in the 1996 period. Gravel royalties declined to $983 in fiscal 1997 from $40,163 in fiscal 1996. The Company collects royalties on the sale of gravel from land leased by the Company pursuant to an arrangement with a third party, which mines and sells the gravel. In fiscal 1996, the Company was paid for both its royalty and the landowner's royalty on gravel sales, and in fiscal 1997, the Company was paid only for its own royalty. This was responsible for the decline in the 1997 gravel royalties, although a lower level of gravel sales also contributed.

Oil & gas lease operating costs, including production taxes declined 16% in fiscal 1997 to $90,276 from $106,952. Oil and gas production costs did not decline as sharply as oil & gas sales since the majority of the oil & gas assets sold by the Company were royalties, and these have a very low cost since there is no deduction for operating costs from royalty payments.

Depreciation, depletion and amortization dropped 67% from $86,931 in 1996 to $28,367 in 1997. This was primarily resultant from the sale of oil & gas assets, although normal production decline also contributed, and to the sale of the cement kaolin mine. General and administrative expenses increased $50,159 or 13% to $435,752 for the year ended September 30, 1997 over the same period in 1996. The increase was almost wholly the result of increased legal and accounting fees due to the Kane dispute and the asset sales, in particular, the sale of the kaolin mine, and printing and mailing costs associated with obtaining shareholder approval of the mine sale.

Interest expense increased 59% or $10,471 to $28,162 in fiscal 1997 compared to fiscal 1996. The interest expense of $17,691 in fiscal 1996 resulted from interest payments on a short-term working capital loan, since retired, and the $250,000 of convertible subordinated debentures issued in connection with the Regulation D offering described in "Significant Developments during Fiscal 1997". Since the debentures were outstanding for half of the 1996 fiscal year, and were outstanding throughout fiscal 1997, interest expense connected with the debentures doubled in 1997 compared to 1996. In 1997, interest expense also includes imputed interest expense on the note payable to Mr. Kane.

Commitments

The Company's current office lease is a three-year lease effective February 1, 1997. The space is 1,517 square feet, and lease payments for the first year of the lease will be $15,810. These payments will increase to $18,059 during the second year of the lease, and to $18,817 during the final year.

Impact of Inflation

Due to the Company's size and the uncertainties normal in its lines of business, the impact of inflation on the Company's operations is negligible.

New Accounting Standards

Statement of Financial Accounting Standards 128 (FAS 128) "Earnings per Share" provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion 15 "Earnings per Share." FAS 128 provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.
Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Statement of Financial Accounting Standards 129 (FAS 129)) "Disclosure of Information About an Entity's Capital Structure" establishes standards for disclosing information about an entity's capital structure. FAS 128 and 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

Statement of Financial Accounting Standards 130 (FAS 130) "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, FAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. Statement of Financial Accounting Standards 131 (FAS 131) "Disclosure About Segments of an Enterprise and Related Information" establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. FAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. FAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.


       ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Nova Natural Resources Corporation
Denver, Colorado

We have audited the accompanying balance sheet of Nova Natural Resources Corporation as of September 30, 1997, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Natural Resources Corporation as of September 30, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

HEIN + ASSOCIATES LLP


Denver, Colorado
December 17, 1997


                  INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Nova Natural Resources Corporation

We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Nova Natural Resources
Corporation for the year ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for Nova Natural Resources Corporation for the year ended September 30, 1996 in conformity with generally accepted accounting principles.

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


KPMG PEAT MARWICK LLP


Denver, Colorado
November 27, 1996

               NOVA NATURAL RESOURCES CORPORATION

                         BALANCE SHEET
                      SEPTEMBER 30, 1997


                            ASSETS
                                             1997
CURRENT ASSETS:
  Cash and equivalents                   $   150,484
  Accounts receivable:
    Oil and gas                                6,809
    Other                                     17,075
  Current maturities of note receivable       61,629
  Prepaid expenses and other                  11,762
                                           _________
    Total current assets                     247,759

OIL AND GAS PROPERTIES, at cost
  (using the full
  cost method of accounting):
  Unproved properties not being amortized     33,750
  Properties being amortized               5,982,257
                                           _________
                                           6,016,007
  Accumulated depreciation, depletion
    and amortization                      (5,914,624)
                                          ___________
      Net oil and gas properties             101,383

MINERAL PROPERTIES, at cost                  110,679
                                          __________
OTHER ASSETS:
  Note receivable, net of current maturities 346,288
  Investment in and advances to NovaChek       4,000
  Furniture and technical equipment,
    net of accumulated depreciation
    of $127,064                                2,671
                                             _______
    Total other assets                       352,959
                                             _______
TOTAL ASSETS                             $   812,780

         See accompanying notes to these financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt   $     8,333
  Accounts payable                            29,433
  Accrued expenses                            62,117
                                           _________
      Total current liabilities               99,883
                                           _________
LONG TERM DEBT, less current maturities      281,444
                                           _________
COMMITMENTS AND CONTINGENCIES (Notes 2 and 9)

STOCKHOLDERS' EQUITY

  Convertible preferred stock, $1.00
    par value; 3,000,000 shares
    authorized; 1,792,267 shares
    issued and outstanding,
    liquidation preference $1,792,267      1,792,267
  Common stock, $.10 par value;
    17,000,000 shares authorized;
    6,200,379 shares issued and
    outstanding;                             620,038
  Additional paid-in capital               7,193,086
  Accumulated deficit                     (9,173,938)
                                          ___________
     Total Stockholders' equity              431,453

TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY              $   812,780

         See accompanying notes to these financial statements.

                 NOVA NATURAL RESOURCES CORPORATION
                     STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED
                                              SEPTEMBER 30,
                                         ______________________

                                         1997             1996
                                        ______           ______
REVENUES:
  Mineral sales:
     Kaolin                          $   700,707      $ 1,224,192
     Gravel Royalties                      4,414           66,939
  Oil and gas sales                      124,168          217,807
                                       _________        _________
        Total revenues                   829,289        1,508,938
                                       _________        _________
COSTS AND EXPENSES:
  Mining costs:
     Kaolin operations                   603,335        1,009,224

     Gravel royalties                        983           40,163
  Oil and gas production costs            90,276          106,952
  Depletion, depreciation, and
   amortization                           28,367           86,931
  Mining property abandonments             1,742            7,032
  General and administrative             435,752          385,593
                                       _________        _________
        Total costs and expenses       1,160,455        1,635,895
                                       _________        _________
OPERATING LOSS                          (331,166)        (126,957)

OTHER INCOME (EXPENSES):

  Equity in losses of NovaChek LLC      (181,720)         (11,437)
  Interest income                         17,378           11,587
  Interest expense                       (28,162)         (17,691)
  Gain on sale of assets                 159,566               --
  Other                                    3,506              825
                                       _________         ________
                                         (29,432)         (16,716)
                                       _________         _________

NET LOSS                             $  (360,598)     $  (143,673)
                                       ==========        =========
NET LOSS PER SHARE                          (.06)            (.02)
                                       ==========        =========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                         6,185,000        6,496,188
                                       =========        =========

         See accompanying notes to these financial statements

                              NOVA NATURAL RESOURCES CORPORATION
                              STATEMENTS OF STOCKHOLDERS' EQUITY
                            YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                    CONVERTIBLE
                                   PREFERRED STOCK                COMMON STOCK
                                  SHARES       AMOUNT         SHARES        AMOUNT
                                _________     _________     _________      ________
BALANCES, October 1, 1995        2,687,682   $ 2,687,682     6,496,188   $   649,619

  Net loss                              --            --            --            --

BALANCES, September 30, 1996     2,687,682     2,687,682     6,496,188       649,619

  Purchase and retirement of
    preferred and common stock:
       Former director            (895,415)     (895,415)     (510,342)      (51,034)
       Other                            --            --       (13,700)       (1,370)
  Contribution of stock to
    employee stock ownership plan       --            --       228,233        22,823

  Net loss                              --            --            --            --
                                 _________      _________     ________       _______
BALANCES, September 30, 1997     1,792,267   $ 1,792,267     6,200,379   $   620,038

                       See accompanying notes to these financial statements.

                            NOVA NATURAL RESOURCES CORPORATION
                      STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                         YEARS ENDED SEPTEMBER 30, 1997 AND 1996


                                   ADDITIONAL                     TOTAL
                                   PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                   CAPITAL        DEFICIT         EQUITY
BALANCES, October 1, 1995         $6,454,296   $(8,669,667)    $1,121,930

  Net loss                                --      (143,673)      (143,673)
                                  __________    ___________     _________
BALANCES, September 30, 1996      $6,454,296    (8,813,340)       978,257
  Purchase and retirement of
    preferred and common stock:
       Former director               742,532            --       (203,917)
       Other                             822            --           (548)
  Contribution of stock to
    employee stock ownership plan     (4,564)           --         18,259
  Net loss                                --      (360,598)      (360,598)
                                   _________    __________      __________
BALANCES, September 30, 1997      $7,193,086   $(9,173,938)    $  431,453

                     See accompanying notes to financial statements.

                              NOVA NATURAL RESOURCES CORPORATION
                                   STATEMENTS OF CASH FLOWS

                                                                    FOR THE YEARS ENDED
                                                                        SEPTEMBER 30,
                                                                    ___________________
                                                                  1997               1996
                                                                 ______             ______
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $  (360,598)       $  (143,673)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depletion, depreciation and amortization                       28,367             86,931
    Mining property abandonments                                       --              7,032
    Gain on sale of assets                                       (159,566)                --
    Equity in losses of NovaChek LLC                              181,720             11,437
    Convertible debentures issued for services, charged
      to general and administrative expense                            --             31,250
    Contribution of stock to employee stock ownership plan         18,259                 --
    Changes in operating assets and liabilities:
       Decrease (increase) in:
         Accounts receivable                                      408,648           (164,505)
         Prepaid expenses and other                                (7,821)            (2,441)
         Deposits                                                  51,000             20,411
       Increase (decrease) in:
         Accounts payable                                        (260,154)            61,798
         Accrued expenses                                          26,540             22,104
                                                                _________           ________
      Net cash used in operating activities                       (73,605)           (69,656)
                                                                _________           _________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                    355,000             25,215
  Investment in and advances to NovaChek LLC                      (49,003)          (148,154)
  Capital expenditures                                            (43,933)           (17,148)
  Collection of principal on note receivable                       46,885                 --
                                                                _________           _________
      Net cash provided by (used in) investing activities         308,949           (140,087)
                                                                _________           _________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                             (5,687)                 --
  Purchase and retirement of common and preferred stock          (159,000)                 --
  Proceeds from note payable                                           --             218,750
                                                                _________            ________
  Net cash provided by (used in) financing activities            (164,687)            218,750
                                                                _________            ________

INCREASE IN CASH AND EQUIVALENTS                                   70,657               9,007
                                                                _________            ________
CASH AND EQUIVALENTS, at beginning of year                         79,827              70,820
                                                                _________            ________
CASH AND EQUIVALENTS, at end of year                          $   150,484          $   79,827
                                                                =========            ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                      $    25,311          $   16,292
                                                                =========            ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Note receivable for sale of Kaolin property                 $   454,802          $       --
                                                                =========            =========
  Note payable for purchase and retirement of
   common and preferred stock                                 $    45,465           $      --
                                                                =========            =========

                                  See accompanying notes to these financial statements.


               NOVA NATURAL RESOURCES CORPORATION
                  NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Nova Natural Resources Corporation (the Company), has focused on marketing and selling kaolin clay from its Minnesota kaolin mine, exploring for paper grade kaolin on leases elsewhere in Minnesota, seeking partners for exploration and development of gold on its properties in Alaska and Colorado and seeking partners for exploratory drilling on two oil and gas prospects in Wyoming. The Company does not operate any of its interests in oil and gas wells, which are principally located in the western United States.

Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The actual results could differ from those estimates.

The Company's financial statements are based on a number of estimates, including the allowance for doubtful accounts, the selection of estimated useful lives of property and equipment, and realization of the carrying value of long-lived assets. It is reasonably possible that estimates affecting the realization of long-lived assets will change in the forthcoming year and such revisions could be material.

Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Investment in NovaChek Limited Liability Company - The Company owns an interest in NovaChek Limited Liability Company (NovaChek LLC) which is accounted for by the equity method. Under the equity method, the investment has been recorded at cost and is subsequently adjusted to recognize the Company's share of the income or losses of NovaChek LLC. Dividends or other distributions are recorded as a reduction of the investment. Recognition of losses is limited to the extent of the Company's investment in, advances to, commitments and guarantees, if any, relating to NovaChek LLC.

Mining Properties - Exploration expenditures are charged to operations in the period incurred except for expenditures on specified properties having indicated the presence of a mineral resource with the potential of being developed into a mine, in which case the expenditures are capitalized.

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

The Company periodically reviews the carrying value of its properties by comparing the net book value with the estimated undiscounted future cash flow from the property, which is generally based upon estimated recoverable reserves utilizing current market prices and costs. If the net book value exceeds the undiscounted future cash flow, the Company records a provision for impairment. Changes in the significant estimates and assumptions underlying future cash flow estimates may have a material effect on the future carrying value of assets and operating results.

Oil and Gas Properties - The Company follows the "full cost" method of accounting for its oil and gas properties, in accordance with rules promulgated by the Securities and Exchange Commission (the
SEC). All of the Company's properties are located within the continental United States. All costs associated with property acquisition, exploration, and development activities are capitalized in one cost center (the full cost pool), including costs of unsuccessful exploration. No gains or losses are recognized on the sale or abandonment of oil and gas properties unless the transaction involves the sale of significant reserves.

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

Amortization of the full cost pool is computed using the units-of-production method based on proved reserves as determined annually by the Company and independent petroleum engineers. The provision for depletion, depreciation, and amortization on a per equivalent barrel basis during fiscal years 1997 and 1996 was $2.18 and $3.83, respectively.

Furniture and Technical Equipment - Furniture and technical equipment is stated at cost and is depreciated using the straight-line method over estimated useful lives ranging from three to eight years.

Income Taxes - The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates.

Net Loss Per Share - Loss per share is computed by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period. Common share equivalents including convertible preferred stock and stock options were not included in the computation as their effect was anti-dilutive for 1997 and 1996. A fully diluted per share calculation considering stock which would be issued if the Company's convertible debentures were converted into common stock is not presented as it is anti-dilutive.

Stock-Based Compensation - The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS
123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for by the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, but is subject to the related disclosure requirements.
The estimated fair value of an option granted to an employee in 1996 was not material to the 1996 financial statements and no options were granted in fiscal 1997. Accordingly, the pro forma disclosures required by FAS 123 are not included herein.

Impact of Recently Issued Accounting Standards - Statement of Financial Accounting Standards 128 (FAS 128) "Earnings per Share" provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion 15 "Earnings per Share." FAS 128 provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Statement of Financial Accounting Standards 129 (FAS 129)) "Disclosure of Information About an Entity's Capital Structure" establishes standards for disclosing information about an entity's capital structure. FAS 128 and 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

Statement of Financial Accounting Standards 130 (FAS 130) "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, FAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. Statement of Financial Accounting Standards 131 (FAS 131) "Disclosure About Segments of an Enterprise and Related Information" establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. FAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. FAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

Reclassifications - Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on the 1996 net loss.

(2)  UNCERTAINTY OF FUTURE OPERATIONS

The financial statements have been prepared assuming that the Company will continue as a going concern. Certain factors, discussed below, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has suffered recurring losses and cash flow deficits from operations. At September 30, 1997, the Company has an accumulated deficit of $9,174,000. At September 30, 1997, the Company has working capital of $148,000 and stockholders' equity of $431,000. Accordingly, the Company's current capital resources are not sufficient to fund continued operating losses. In order to improve liquidity, the Company has sold a substantial portion of the Company's operating assets. The future viability of the Company is dependent upon the ability of the Company to obtain additional equity or debt financing and to ultimately achieve profitable operations.

(3)  SALE OF ASSETS:

On November 14, 1996, the Company sold several oil and gas producing assets and leasehold interests, primarily overriding royalty interests in producing oil and gas wells in the Wyoming Overthrust Belt (an estimated 6,976 bbls of oil and an estimated 282,127 mcf of gas), effective as of November 1, 1996. Proceeds from this sale, net commissions and direct selling costs, were $230,257. The Company recognized a gain on sale of $76,557 related to this transaction.

In July 1997, the Company obtained shareholder approval to close the sale of its cement-grade Kaolin mine, including certain mineral leases and technical equipment. The Company received cash at closing of $125,000 and the purchaser executed a note which provided for installments of $50,000 in August and December of each year through August 2001 and a final installment of $125,000 in December 2001. Payments under the note are collateralized by the property and equipment conveyed to the purchaser. The Company imputed interest at 10% to arrive at the present value of the note of $454,801 on the closing date. The Company recognized a gain of $83,009 on this transaction. Management estimates that fair value of the note receivable is approximately equal to the carrying value at September 30, 1997.

(4)   INVESTMENT IN NOVACHEK LLC

On April 1, 1996 the Company organized NovaChek LLC to recover precious metals from off-shore mining leases located near Nome, Alaska, utilizing a dredging operation.

The Company contributed mineral leasehold interests and $118,750 in cash for a 42% voting interest in NovaChek. An additional 4.125% interest in NovaChek is held by affiliates of the Company.
NovaChek LLC is managed by the Company and Chek Technologies and Exploration, LLC (Chek) which owns a 38.75% interest in NovaChek LLC. The Company is entitled to receive an annual management fee of $65,000 from NovaChek LLC. To date, no management fee has been collected or recorded by the Company. A number of significant decisions require the approval of both the Company and Chek. Such decisions include, but are not limited to, certain borrowings, capital expenditures, and asset disposals.

During fiscal 1997, NovaChek LLC commenced dredging operations but management determined that it was not possible to operate economically. In December 1997, the managers of NovaChek LLC decided to liquidate the LLC by the end of 1997 and they determined that the net realizable value of NovaChek LLC's assets would not be sufficient to satisfy all of the liabilities. Accordingly, NovaChek LLC recorded a provision for impairment of $334,721 during the quarter ended September 30, 1997.

The condensed balance sheet of NovaChek LLC at September 30, 1997 is presented below.



    Cash and other assets                  $  10,056
    Mineral property interests, net of
     allowance for impairment                     --
    Mining and related equipment, net
      of accumulated depreciation and
      allowance for impairment                40,000
                                            ________
           Total assets                    $  50,056
                                              =======
    Accounts payable and accrued expenses  $   5,070
    Payable to the Company                    99,818
    Short-term notes payable                  39,600
    Members' deficit                         (94,432)
                                           __________
           Total liabilities and members'
           equity                          $  50,056
                                              =======

The condensed statements of operations of NovaChek LLC for the year ended September 30, 1997 and the period from inception (April 1, 1996) through September 30, 1996 are presented below.

                                   1997        1996
                                  ______      ______

Gold and silver sales          $  45,850     $     --
Operating expenses              (140,405)      (27,230)
Impairment expense              (334,721)           --
                               _________      _________
       Net loss                $(429,276)    $ (27,230)
                               ==========      ========
(5)   LONG TERM DEBT

On April 1, 1996, the Company issued $250,000 of convertible debentures. These debentures provide for interest payments at an annual rate of 10%, payable semi-annually, and are due on April 1, 2001, but are redeemable in common stock by the Company after March
31, 1998. The debentures are convertible into the Company's common stock at the rate of one share of stock for each $0.15 of principal, which would result in the issuance of 1,666,667 common shares if so converted. In June 1996, holders of $175,000 of the debentures, of which $40,625 of debentures are held by affiliates, agreed that the Company could redeem such debentures after September 1, 1996, provided that such early redemption is effected at $0.10 per common share and the payment of six months advance interest. No such early redemption has been made to date. Management believes the fair value of the convertible debentures was approximately $125,000 at September 30, 1997.

The Company issued $31,250 of the convertible debentures to Chek in exchange for services that Chek performed for NovaChek, on behalf of the Company. This amount was charged to general and administrative expense in fiscal 1996.

The following is a summary of long-term debt as of September 30, 1997:

     Convertible debentures                          $250,000

     Contract payable in connection with purchase and retirement of common and convertible preferred stock, interest imputed at 10%, payable in
     installments of $6,000 in August and December
     of each year through August 2001, final payment
     of $1,008 due in December 2001.                   39,777
                                                     ________
         Total                                        289,777
     Less current maturities                           (8,333)
                                                     _________
         Long-term debt, less current maturities     $281,444

Aggregate maturities required on long-term debt at September 30, 1997, are as follows:

Year Ending September 30,

     1998                                $  8,333
     1999                                   9,185
     2000                                  10,124
     2001                                 261,159
     2002                                     976
                                         ________
                                         $289,777
                                         ========

(6)   INCOME TAXES

The components of the net deferred tax asset and liabilities at September 30, 1997 and 1996 are as follows:

                                             1997                 1996
Deferred tax assets-
  Net operating loss carryforward        $ 2,152,000           $ 2,766,000
  Less valuation allowance                (2,069,000)           (2,585,000)
                                          __________             __________
      Net deferred tax asset                  83,000               181,000

Deferred tax liabilities-
  Depletion, depreciation, amortization,
  and valuation allowance for income tax
  purposes in excess of amounts for
  financial statement purposes               (83,000)            (181,000)
                                          __________             _________

      Net deferred tax asset            $        --            $     --
                                         ===========             =========

The Company has net operating loss carryforwards at September 30, 1997 for federal income tax reporting purposes of approximately $5,800,000. Approximately $830,000 of these tax operating losses will expire during the year ending September 30, 1998 with the balance expiring over the period ending in the year 2012. The valuation allowance decreased by $516,000 during the current year mainly due to expiring net operating loss carryforwards.

(7)   STOCKHOLDERS' EQUITY

Preferred Stock - The Company's preferred stock outstanding is convertible into 3,584,534 shares of common stock. The preferred shares contain 2-for-1 voting rights, have a $1.00 liquidation preference and have no stated dividend rate.

Stock Option Plans - The Board of Directors have approved two stock option plans for the benefit of Company employees and key personnel. The first plan is the Nova Natural Resources Corporation 1989 Non-qualified Stock Option Plan (the "Non-qualified Plan") and the second plan is the Nova Natural Resources Corporation 1989 Incentive Stock Option Plan, a qualified plan (the "Incentive Plan"). Both plans include terms whereby participants are issued options to purchase shares of the Company's common stock at the market price at the time of grant. The options are exercisable at the date of grant and expire five years after the date of grant. Options granted to employees under both plans who subsequently terminate employment with the Company are canceled if not exercised within three months after termination of employment. No options may be granted under these plans after five years from the date the plans were adopted.

A total of 2,000,000 shares were reserved for issue under the two plans. Activity in the stock option plans for the years ended September 30, 1997 and 1996 is as follows:

                                                   Incentive Plan            Non-qualified Plan
                                                          Weighted                          Weighted
                                                          Average                           Average
                                             Number of    Exercise Price  Number of         Exercise Price
                                              Shares      Per Share         Shares          Per Share
Outstanding, October 1, 1995                820,000       $  .105          620,000          $  .104
       Expired                             (220,000)         .104          (20,000)            .063
                                           ________                        _______
Outstanding, September 30, 1996             600,000          .105          600,000             .105
       Expired                                   --            --         (200,000)            .105
                                           ________                        _______
Outstanding, September 30, 1997             600,000          .105          400,000             .105
                                           ========                        =======

All options outstanding under the plans are vested at September 30, 1997. If not previously exercised, all options outstanding under both plans will expire on April 1, 1999.

Other Options - In February 1996, the Company granted nonqualified options for 50,000 shares to an officer. These options were exercisable at $.05 per share for five years and were not granted pursuant to either of the stock option plans discussed above. In December 1997, the Board of Directors and the officer agreed to cancel these options.

Stock Ownership Plan - The Company has also established the "Nova Natural Resources Corporation Employee Stock Ownership Plan" (the ESOP Plan) for all employees. The ESOP Plan provides for contributions of Company stock to a trust in an amount determined by the Board of Directors. The Company's contributions to the Plan during the year ended September 30, 1997 amounted to 228,233 shares of common stock with an aggregate value of $18,259. No contribution was made in 1996.

(8)   RELATED PARTY TRANSACTIONS

The Company owns interests in various producing and non-producing mineral properties with the REM Family Trust ("the Trust"), a trust in which the Chairman of the Company is the trustee. The Trust also held a royalty interest on the Company's cement grade kaolin property. Royalty expense, under this agreement, was $3,309 and $11,662 in 1997 and 1996, respectively. The Company and the Trust jointly own, through various agreements, an interest in a gold prospect in southern Colorado.

Five directors of the Company and one officer purchased $46,875 of the Company's debentures and a 4.125 interest in NovaChek LLC during 1996.

In April, 1997 the Company received a check for $5,000 as an option payment on the West Rozell Oil and Gas Prospect. The Company and the Trust each own 50% of this property. The company paid the Trust $2,500 for its interest in this prospect. The Company and the Trust also share ownership in two other oil & gas prospects in Wyoming.

(9)  COMMITMENTS AND CONTINGENCY

Shareholder Dispute - Through fiscal 1996, the Company was involved in a dispute with Thomas Kane, a director and principal shareholder of the Company. Mr. Kane had expressed his belief that the Company was not viable as a going concern and should be liquidated in order to protect his interests as a holder of the Company's convertible preferred stock. In February 1997, the Company and Mr. Kane settled this dispute whereby the Company agreed to purchase 895,415 shares of convertible preferred stock and 510,342 shares of common stock from Mr. Kane. A principal shareholder, officer, and director of the Company also agreed to purchase for $50,000 from Mr. Kane 203,426 shares of convertible preferred stock and 115,942 shares of common stock as part of the agreement. The Company's share of the purchase price was $150,000 in cash and up to $70,008 in additional consideration based on a percentage of revenues from either the operation or sale of the Company's cement grade Kaolin mine. The present value of this obligation was $45,465 and the remaining balance is included in long-term debt in the accompanying balance sheet. In connection with the agreement with Mr. Kane, he resigned as a member of the Board of Directors and stock options for 200,000 shares were cancelled.

During fiscal 1997, the Company offered to purchase common shares from shareholders desiring to sell for $.04 per share. Through September 30, 1997, the Company purchased and retired 13,700 shares for $548. In October 1997, an additional 411,447 shares were purchased for $16,458 and retired. Leases - Future minimum rental payments for office facilities under the remaining terms of noncancelable leases are $17,806, $18,564, and $7,841 for the fiscal years ending September 30, 1997, 1998, 1999, and 2000, respectively. Net rental payments charged to expense under all operating leases amounted to $21,607 in 1997 and $27,194 in 1996.

(10)  INDUSTRY SEGMENTS AND MAJOR CUSTOMER

Segment Information - The Company conducts all of its operations within the United States, which consist principally of oil and gas exploration and production and mining. There are no sales or other transactions between these two business segments. Presented below is information concerning the Company's business segments for the years ended September 30, 1997 and 1996:

                                               1997          1996
REVENUE:
    Oil and gas                              $  124,168     $  217,807
    Mining                                      705,121      1,291,131
                                               ________      _________
                                             $  829,289     $1,508,938
                                               ========      =========
OPERATING INCOME (LOSS):
    Oil and gas                              $  (48,112)    $     5,263
    Mining                                     (143,805)         42,526
    General corporate activities               (139,249)       (174,746)
                                              _________       _________
                                             $ (331,166)    $  (126,957)
                                              =========       ==========
DEPRECIATION AND DEPLETION:
    Oil and gas                              $   18,216     $    60,108
    Mining                                        8,975          21,620
    General corporate activities                  1,176           5,203
                                               ________         _______
                                             $   28,367     $    86,931
                                               =========        =======
IDENTIFIABLE ASSETS, net:
    Oil and gas                              $  108,192     $   284,881
    Mining                                      531,990         919,430
    General corporate activities                172,598         341,609
                                              _________       _________
                                             $  812,780     $ 1,545,920
                                              =========       =========
CAPITAL EXPENDITURES INCURRED:
    Oil and gas                              $   12,985     $     5,759
    Mining                                       29,356           8,969
    General corporate activities                  1,600           2,420
                                              _________       _________
                                            $    43,941     $    17,148
                                              =========       =========

Major Customer - For the years ended September 30, 1997 and 1996, the Company had one mining customer that accounted for 72.0% and 85.6% of total revenue, respectively.

(11)  DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES:

All oil and gas operations of the Company and its subsidiaries are conducted in the United States. Capitalized costs relating to oil and gas producing activities are as follows:
                                                       September 30,
                                                  1997           1996
Unproved properties not being amortized       $    33,750   $        --
Properties being amortized:
   Unproved properties                             90,703       111,468
   Proved properties                            5,891,554     6,044,954
                                                _________     _________
                                                6,016,007     6,156,422
Accumulated depreciation, depletion and
  amortization                                 (5,914,624)   (5,896,408)
                                                __________    _________
                                              $   101,383   $   260,014
                                                ==========    =========

Costs incurred in oil and gas producing activities, whether capitalized or expensed during the years ended September 30, 1997 and 1996 are as follows:

                                                  1997           1996
                                               _________       _________
  Acquisition costs                           $       --      $    5,759
                                               =========       =========
  Exploration costs                           $   12,986      $       --
                                               =========       =========
  Development costs                           $       --      $       --
                                               =========       =========

Estimated Quantities of Proved Oil and Gas Reserves (Unaudited) - Proved oil and gas reserves are the estimated quantities of crude oil and natural gas, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells and existent equipment and operating methods. However, reserve information should not be construed as the current market value of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves. Reserve calculations involve the estimation of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. These estimates are based on numerous factors, many of which are variable and uncertain. Accordingly, it is common for the actual production and revenues to vary from earlier estimates.

Reserve estimates for recently drilled wells and undeveloped properties are subject to substantial upward or downward revisions after drilling is completed and a production history obtained. Hence, reserve estimates and estimates of future net revenues from production may be subject to substantial revision from year to year. Reserve information presented herein is based on reports prepared by independent petroleum engineers.

Set forth below is the unaudited summary of the changes in the net quantities of the Company's proved oil (bbls) and natural gas (mcf reserves for the years ended September 30, 1997 and 1996:

                                             1997                   1996
                                       (bbls      (mcf)       (bbls      (mcf)

Proved reserves-beginning of year      32,378    358,036      36,618    276,315
    Revisions of previous estimates     2,752      5,701       6,015    133,567
    Sales of reserves-in-place         (6,976)  (282,127)     (2,580)    (3,686)
    Production                         (5,181)   (19,147)     (7,675)   (48,160)

Proved reserves-end of year            22,973     62,463      32,378    358,036
                                       ======     =======     ======    =======
Proved developed reserves:
  Beginning of year                    32,378    358,036      36,618    276,315
                                       ======    =======      ======    =======
  End of year                          22,973     62,463      32,378    358,036
                                       ======     ======      ======    =======

Standardized Measure of Discounted Future Net Cash Flows (Unaudited) - The following presentations contain no provision for estimated future income tax expenses due primarily to net operating loss carryforwards and tax credits. The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at September 30, 1997 and 1996, is as follows:

                                                      1997            1996

Future cash in-flows                             $   433,301     $ 1,252,791
Future production costs                             (294,614)       (466,618)
Future development costs                              (5,000)         (5,000)
                                                   _________       _________
      Future net cash flows                          133,687         781,173

10% annual discount for estimated
  timing of cash flows                               (35,047)      (291,882)
                                                   _________       _________
      Standardized measure of discounted
        future net cash flows                    $    98,640     $   489,291

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 1997 and 1996:


                                                     1997            1996
Standardized measure of discounted future
  net cash flows at beginning of year            $   489,291     $   370,573
Sales of oil and gas produced,
  net of production costs                            (33,892)       (110,855)
Sales of reserves-in-place                          (301,413)        (23,925)
Net changes in prices and production costs           (75,536)         73,751
Revisions of previous quantity estimates              18,233         153,066
Accretion of discount                                 29,188          19,758
Other                                                (27,231)          6,923
                                                    ________         _______
    Standardized measures of discounted future
      net cash flows at end of year              $    98,640     $   489,291
                                                    ========         =======

The Company estimates net quantities of proved reserves of oil and gas and calculates the standardized measure of discounted future net cash flows using current prices in effect at the time estimates are made.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

On May 5, 1997, the Company received a letter from KPMG Peat
Marwick LLP ("KPMG") that the client-auditor relationship between the Company and KPMG had ceased, effective May 2, 1997.

This event was preceded by a conversation between the Company's President and the KPMG Partner in charge of the Company's account to the effect that due to the Company's need to reduce costs, it would be necessary for the Company to look into engaging a smaller accounting firm, which might be able to offer more cost-effective services.

In September, 1997 the Company engaged the firm of Hein +
Associates LLP to audit the Company's financial statements as of September 30, 1997.

                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The directors of the Company are set forth in the following table:


Name and Positions                            Served as
 Held With the Company                      Age     Director Since

John R. Parker, Chairman of the
  Board (1)                                  51      April 22, 1986

Robert E. McDonald,(2)
                                             69      April 22, 1986

Brian B. Spillane, President and
  Chief Executive Officer (3)                61      April 22, 1986

Milton O. Childers
  Exploration Manager                        69      April 22, 1986

Robert W. Meier (2)                          61      April 22, 1986


   (1)  Chairman of the Board since February 17, 1997.

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

Mr. McDonald is currently a consulting geologist and oil and gas explorationist. He is also engaged in agricultural and real estate pursuits. He was President of Nova Natural Resources Corporation from its inception until his resignation on April 1, 1989. He served as Chairman of the Board from inception until February 17, 1997. He continues to serve as a member of the Board of Directors. From January 1, 1984 to September, 1986, he was President and Chairman of the Board of Nova Petroleum Corporation, a predecessor to the Company. He graduated from the University of Kansas in 1951 with a B.S. degree in Geology. Mr. McDonald has published several papers relating to oil and gas geology in the Rocky Mountain area.

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

Mr. Parker is currently a real estate developer in Vermont. Prior to this activity he was a registered investment councilor with McRae Capital Management in Morristown, New Jersey. Prior to joining McRae, Mr. Parker worked as an independent financial consultant to various companies and as a general partner in an investment banking firm. Mr. Parker is also a director of several investment companies associated with the Capstone Group in Houston, Texas. He graduated from St. Lawrence University in 1969 with a B.S. in Psychology and holds a P.M.D. from Harvard Graduate School of Business Administration. Mr. Parker has served as Chairman of the Board since February 17, 1997.

No directors of the Company receive compensation as directors, although certain expenses incurred for Company business may be reimbursed.

Executive Officers

The following table sets forth the executive officers of the
Company:

  Name and Officer                Age     Served as Officer Since

Brian B. Spillane
  President and Chief
  Executive Officer                61           April 1, 1989

James R. Schaff
  Secretary and Treasurer
  Manager of Lands                 42           May 2, 1996

Milton O. Childers
  Vice President of Exploration,
  and Assistant Secretary          69           January 22, 1993


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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of the Chief Executive Officer, the Exploration
Manager and the Land Manager of the Company as of September 30, 1997, 1996, and 1995 for services in all capacities to the Company.

                      Summary Compensation Table

                                            Long Term Compensation
                              Annual
                           Compensation             Awards
    Name and                 Salary    Restricted Stock     Options
Principal Position   Year       $          Award ($)*           #

Brian B. Spillane    1997     51,600          5,160              --
     CEO             1996     50,120             --              --
                     1995     67,939          3,397              --

Milton O. Childers   1997     50,400          5,040              --
Exploration V.P.     1996     50,240             --              --
                     1995     66,160          3,308              --

James R. Schaff
Secretary/Treasurer  1997     49,800          4,980              --
Manager of Lands     1996     48,930             --          50,000
                     1995     52,456          2,623              --

*ESOP contribution

                       Option Grants in Last Fiscal Year

                         Individual Grants
                                    % of Total
                       Options      Options Granted  Exercise or
                       Granted/     to Employees      Base Price  Expiration
     Name             (Expired)     in Fiscal Year      ($/sh)       Date

Brian B. Spillane         --               -              --            -
Milton O. Childers        --               -              --            -
James R. Schaff           --               -              --            -

                 Employee Stock Option Plans

The Board of Directors have approved two stock option plans for the benefit of Company employees and key personnel. The first plan is the Nova Natural Resources Corporation 1989 Non-qualified Stock Option Plan (the "Non-qualified Plan") and the second plan is the Nova Natural Resources Corporation 1989 Incentive Stock Option Plan, a qualified plan (the "Incentive Plan"). Both plans include terms whereby participants are issued options to purchase shares of the Company's common stock at the market price at the time of grant. The options are exercisable at the date of grant and expire five years after the date of grant.

Options granted to employees under both plans who subsequently terminate employment with the Company are canceled if not exercised within three months after termination of employment.

Both plans expired in 1994. In February 1996, the Company granted nonqualified options for 50,000 shares to an officer. These options were exercisable at $.05 per share for five years and were not granted pursuant to either of the stock option plans discussed above. In December 1997, the Board of Directors and the officer agreed to cancel these options.

A total of 2,000,000 shares of the Company's Common Stock have been reserved for issuance under the terms of the two Plans. At September 30, 1997, options to purchase 400,000 shares of Common Stock had been issued to the Company's Directors under the Non-qualified Plan (600,000 in 1996); under the Incentive Plan, options to purchase 600,000 shares had been issued (600,000 in 1996), including, 200,000 each to Messrs. Spillane, Childers and Schaff. None of the options issued under the Plan were exercised during 1997 or 1996.

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

As of September 30, 1997, 462,711, 124,343 and 264,497 shares have been allocated to accounts of Messrs. Spillane, Schaff, and Childers, respectively. No other current officers or directors of Nova are currently eligible to participate in the plan. A total of 228,233 shares were contributed to the plan in 1997. No ESOP contribution was made for 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Principal Shareholders

The following table sets forth the only persons known to the Company, as of September 30, 1997, to own beneficially more than 5% of the Company's Common Stock, $.10 par value, or the Company's Convertible Preferred Stock, $1.00 par value, the Company's only classes of issued and outstanding voting securities. Except as otherwise noted in the footnotes to the table, each person named has sole voting and investment powers relating to his shares.

Name and Address               Amount and Nature of        Percent
of Beneficial Owner            Beneficial Ownership        of Class

Preferred Stock

Robert E. McDonald                   794,421 (1)           44.3%
P.O. Box 481243
Denver, CO 80248-1243

Karen McDonald                       794,420 (2)           44.3%
540 South Forest Unit N
Denver, CO 80246

Brian B. Spillane                    203,426 (5)           11.4%
789 Sherman St., Ste. 550
Denver, CO 80203

Common Stock

Robert E. McDonald                   484,851 (1)           7.82%
P.O. Box 481243
Denver, CO  80248-1243

Karen McDonald                       484,850 (2)           7.82%
540 South Forest Unit N
Denver, CO 80246

Milton O. Childers                   494,494 (4)           7.98%
17939 E. Brown Place
Aurora, CO 80013

James E. Taets                       411,427 (3)           6.64%
7979 So. Jasmine Circle
Englewood, Colo. 80112

Brian B. Spillane                    578,653 (5)           9.33%
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

(2) The preferred and common shares are held by the Karen McDonald Trust, in which Ms. McDonald is Trustee. Includes options held by two officers and one director of the Company to purchase an aggregate of 561,787 shares of common stock directly from Ms. McDonald, all exercisable at $.10 per share at any time on or before April 3, 2003. Does not include 62,500 shares which would be issued were Ms. McDonald to elect to convert her $9,375 face amount of convertible subordinated debentures to common stock.

(3) Mr. Taets is a former employee of the Company. Consists of 411,278 shares vested in his account under the ESOP and 149 owned directly. These shares were presented to the Company for repurchase in October, 1997, were purchased and cancelled.

(4) Consists of 225,154 shares owned by Mr. Childers, 4,843 shares held by Mr. Childers' wife and 264,497 shares vested under the ESOP, but does not include options to purchase 186,789 shares directly from Mr. McDonald, options to purchase 186,788 shares from Ms. McDonald, or options to purchase 200,000 shares from the Company. Does not include 62,500 shares which would be issued were Mr. Childers to elect to convert his $9,375 face amount of convertible subordinated debentures to common stock.

(5) Consists of 462,711 shares vested in his account under the ESOP, but does not include options owned by Mr. Spillane to purchase 250,000 shares directly from Mr. McDonald, options to purchase 250,000 shares directly from Ms. McDonald, or options to purchase 200,000 shares from the Company. Does not include 83,333 shares which would be issued were Mr. Spillane to elect to convert his $12,500 face amount of convertible subordinated debentures to common stock.

The following table shows, at September 30, 1997, the shares of the Company's outstanding Common Stock, $.10 par value (6,200,379 shares), beneficially owned by each of the officers and directors of the Company and the shares beneficially owned by all of the officers and directors as a group. Except as otherwise noted in the footnotes to the table, each person named has sole voting and investment powers related to his shares.

    Name of                 Amount and Nature of     Percent
Beneficial Owner            Beneficial Ownership     of Class

Robert E. McDonald               484,851 (1)           7.82%
Brian B. Spillane                578,653 (3)           9.33%
James R. Schaff                  184,650 (4)           2.98%
Milton O. Childers               494,494 (5)           8.54%
Robert W. Meier                  193,178 (6)           3.12%
John R. Parker                        -- (7)            (2)

All Directors and Officers
as a group (7 persons)         1,935,826              31.79%


    (1)  See note (1) of the preceding table.

    (2)  Less than 1%.

    (3)  See note (5) of the preceding table.

    (4) Consists of 124,343 shares vested in his account under the Esop plan. Does not include 200,000 shares underlying stock options held by Mr. Schaff, nor does it include 20,833 shares which would be issued were Mr. Schaff to elect to convert his $3,125 face amount of convertible subordinated debentures to common stock.

    (5)  See note (4) of the preceding table.

    (6) Does not include 200,000 shares underlying stock options held by Mr. Meier. Does not include 41,667 shares which would be issued were Mr. Meier to elect to convert his $6,250 face amount of convertible subordinated debentures to common stock.

    (7) Does not include options owned by Mr. Parker to purchase 125,000 shares directly from Mr. McDonald, options to purchase 125,000 shares directly from Ms. McDonald, or options to purchase 200,000 shares from the company. Does not include 41,667 shares which would be issued were Mr. Parker to elect to convert his $6,250 face amount of convertible subordinated debentures to common stock.

The following table shows as of September 30, 1997, the shares of the Company's Common Stock which would be held by Officers and Directors, $.10 par value, assuming full conversion of the Preferred Stock, full exercise of all options, and full conversion of convertible subordinated debentures.

    Name of                 Amount and Nature of        Percent
Beneficial Owner            Beneficial Ownership        of Class

Robert E. McDonald             1,774,404                14.25%
Brian B. Spillane              1,768,838                14.21%
James R. Schaff                  405,483                 3.26%
Milton O. Childers             1,130,571                 9.08%
Robert W. Meier                  434,845                 3.49%
John R. Parker                   491,667                 3.95%

All Directors and Officers
as a group (7 persons)         6,005,808                48.24%

If full conversion of all outstanding shares of convertible preferred stock, options, and convertible subordinated debentures occurred, the Company would have outstanding 12,451,580 shares of its Common Stock.

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

The Company and the former Chairman of the Board, Robert E. McDonald, jointly owned property on the Company's cement grade kaolin property in Redwood Falls, Minnesota. In 1992, the Company purchased Mr. McDonald's interest in this property for a $.15 per ton royalty on all kaolin removed from that portion of the mine. Royalty expense, under this agreement, was $3,309 and $11,662 in 1997 and 1996, respectively.

Messrs. McDonald, Spillane, Childers, Meier, Parker, and Schaff purchased one and one-half, two, one and one-half, one, one, and one and one-half Units respectively (7.5 total, at a cost of $75,000), in the Company's Regulation D offering described in "Significant Developments in Fiscal 1996". These Units were purchased at the identical price paid by non-affiliated third parties.

In April, 1997 the Company received a check for $5,000 as an option payment on the West Rozell Oil and Gas Prospect. The Company and the Trust each own 50% of this property. The company paid the Trust $2,500 for its interest in this prospect. The Company and the Trust also share ownership in two other oil & gas prospects in Wyoming.

There have been no other significant transactions between the Company and officers or directors of the Company during the fiscal year ended September 30, 1997. See also "Item 10. Executive
Compensation".

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

  (7)          Material foreign patents                      N/A



(a)  Filed with Registration Statement No. 33-5520 (under the
Securities Act of 1933) and incorporated herein by this reference.

(b) The following documents were filed and are incorporated herein:
                         Description of
                       Document and Filing

  (i) Convertible Preferred Stock Purchase Agreement filed with Form 10-Q dated December 31, 1986.

 (ii)       Nova Natural Resources Corporation 1987 Non-qualified
Stock Option Plan and 1987 Incentive Stock Option Plan.

(iii)       Report on Form 8-K date of report March 4, 1997.

(iv)        Report on Form 8-K, date of report May 5, 1997.

 (v)        Report SC 13E4, date of report June 13, 1997.
(vi)        No 8-K's were filed in the last quarter of 1997.
                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Nova Natural Resources Corporation has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Denver, Colorado on this 24th day of December, 1997.

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

Signature                      Title                           Date


/s/ Robert E. McDonald        Director                   12-24-97
Robert E. McDonald

/s/ Brian B. Spillane         President, Chief           12-24-97
Brian B. Spillane             Executive Officer

/s/ James R. Schaff           Secretary and Treasurer    12-24-97
James R. Schaff

/s/ Milton O. Childers        Director                   12-24-97
Milton O. Childers

/s/ John R. Parker            Chairman of                12-24-97
John R. Parker                the Board

/s/ Robert W. Meier           Director                   12-24-97
Robert W. Meier