Form 10QSB
period 1997-12-31
NOVA NATURAL RESOURCES CORP
filed 1998-02-17
CIK 792935

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1997

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

                                (303) 863-1997

                         (Issuer's telephone number)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   No X

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,788,932

  Transitional Small Business Disclosure Format (Check One):
    Yes   ; No X

               NOVA NATURAL RESOURCES CORPORATION

                         BALANCE SHEET
                       DECEMBER 31, 1997
                          (Unaudited)

                            ASSETS

CURRENT ASSETS:
  Cash and equivalents                   $    89,783
  Accounts receivable:
    Oil and gas                                5,875
    Other                                     10,958
  Current maturities of note receivable       63,689
  Prepaid expenses and other                   5,139
                                           _________
    Total current assets                     175,444

OIL AND GAS PROPERTIES, at cost
  (using the full
  cost method of accounting):
  Unproved properties not being amortized     19,860
  Properties being amortized               5,982,998
                                           _________
                                           6,002,858
  Accumulated depreciation, depletion
    and amortization                      (5,918,673)
                                          ___________
      Net oil and gas properties              84,185

MINERAL PROPERTIES, at cost                  126,929

OTHER ASSETS:
  Note receivable, net of current maturities 307,862
  Investment in and advances to NovaChek       4,000
  Furniture and technical equipment,
    net of accumulated depreciation
    of $127,399                                2,336
                                             _______
    Total other assets                       314,198
                                             _______
TOTAL ASSETS                             $   700,756
                                             =======


         See accompanying notes to these financial statements.

               NOVA NATURAL RESOURCES CORPORATION

                      DECEMBER 31, 1997
                         (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt   $     8,612
  Accounts payable                            35,575
  Accrued expenses                            56,172
                                           _________
      Total current liabilities              100,359
                                           _________
LONG TERM DEBT, less current maturities      276,494
                                           _________

STOCKHOLDERS' EQUITY

  Convertible preferred stock, $1.00
    par value; 3,000,000 shares
    authorized; 1,792,267 shares
    issued and outstanding,
    liquidation preference $1,792,267      1,792,267
  Common stock, $.10 par value;
    17,000,000 shares authorized;
    5,788,932 shares issued and
    outstanding;                             578,893
  Additional paid-in capital               7,217,775
  Accumulated deficit                     (9,265,032)
                                          ___________
     Total Stockholders' equity              323,903

TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY              $   700,756
                                             =======

         See accompanying notes to these financial statements.

                 NOVA NATURAL RESOURCES CORPORATION
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                           THREE MONTHS ENDED
                                     DECEMBER 31,     DECEMBER 31,
                                         1997             1996
                                        ______           ______
REVENUES:
  Mineral sales:
     Kaolin                          $       584      $   191,556
     Gravel Royalties                      1,320                -
  Oil and gas sales                       20,767           41,616
                                       _________        _________
        Total revenues                    22,671          233,172
                                       _________        _________
COSTS AND EXPENSES:
  Mining costs:
     Kaolin operations                         -          153,584
     Gravel royalties                          -              983
  Oil and gas production costs            21,165           30,415
  Depletion, depreciation, and
   amortization                            4,384            9,492
  Mining property abandonments             5,813               60
  General and administrative              86,993          112,220
                                       _________        _________
        Total costs and expenses         118,355          306,754
                                       _________        _________
OPERATING LOSS                           (95,684)         (73,582)

OTHER INCOME (EXPENSES):

  Equity in losses of NovaChek LLC             -           (6,290)
  Interest income                         11,817            3,176
  Interest expense                        (7,226)          (8,333)
  Gain on sale of assets                       -           76,557
                                       _________         ________
                                           4,591           65,110
                                       _________         _________

NET LOSS                             $   (91,093)     $    (8,472)
                                       ==========        =========
NET LOSS PER SHARE                          (.02)            (.00)
                                       ==========        =========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                         5,788,939        6,496,188
                                       =========        =========
         See accompanying notes to these financial statements

                              NOVA NATURAL RESOURCES CORPORATION
                              CONDENSED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                    THREE MONTHS ENDED
                                                               DECEMBER 31,       DECEMBER 31,
                                                                  1997               1996
                                                                 ______             ______
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $   (91,093)       $    (8,472)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depletion, depreciation and amortization                        4,384              9,492
    Gain on sale of assets                                             --            (76,557)
    Changes in operating assets and liabilities:
       Decrease (increase) in:
         Accounts receivable                                       15,318            385,572
         Prepaid expenses and other                                (1,640)            (2,089)
         Deposits                                                      --               (550)
       Increase (decrease) in:
         Accounts payable                                         (53,132)          (216,178)
         Accrued expenses                                          53,324            (25,159)
                                                                _________           ________
      Net cash provided by (used in) operating activities         (72,839)            66,059
                                                                _________           _________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                     13,890            229,957
  Investment in and advances to NovaChek LLC                           --            (52,226)
  Capital expenditures                                            (16,991)             5,836
  Collection of principal on note receivable                       36,366                 --
                                                                _________           _________
      Net cash provided by (used in) investing activities          33,265            183,567
                                                                _________           _________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                             (4,670)                 --
  Purchase and retirement of common and preferred stock           (16,458)                 --
                                                                _________            ________
  Net cash provided by (used in) financing activities             (21,128)                 --
                                                                _________            ________

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       (60,702)            249,626
                                                                _________            ________
CASH AND EQUIVALENTS, at beginning of year                        150,485              79,827
                                                                _________            ________
CASH AND EQUIVALENTS, at end of year                          $    89,783          $  329,453
                                                                =========            ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                      $        --          $   16,292
                                                                =========            ========

                                  See accompanying notes to these financial statements.

                    NOVA NATURAL RESOURCES CORPORATION
                 Notes to Condensed Financial Statements
              Three Months Ended December 31, 1997 and 1996

(1) The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at December 31, 1997 and the results of operations for the three month period ended December 31, 1997 and 1996. Certain amounts have been reclassified for comparability with the 1997 presentation. Quarterly results are not necessarily indicative of expected annual results because of fluctuations in the price received for oil and gas products, demand for natural gas, and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended September 30, 1997, previously filed with the Securities and Exchange Commission.

(2) During fiscal 1997, the Company offered to purchase common shares from shareholders desiring to sell for $.04 per share. Through September 30, 1997 the Company purchased and retired 13,700 shares for $548. In October 1997, an additional 411,447 shares were purchased for $16,458 and retired.

(3) Net loss per common share is determined by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period. Common share equivalents including convertible preferred stock, stock options, and convertible debentures were not included in the computation of diluted earnings per share as their effect was anti-dilutive for 1997 and 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                              OF OPERATIONS

     FORWARD-LOOKING STATEMENTS

     Managements discussion of anticipated future operations contains predictions and projections which may constitute forward looking statements. The Private Securities Litigation Reform Act of 1995, including provisions contained in Section 21E of the Securities Exchange Act of 1934, provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

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

     RESULTS OF OPERATIONS

     The Company realized an operating loss for the three month period ended December 31, 1997 of $95,684 compared to an operating loss of $73,582 for the same period in 1996. A one-time gain on the sale of oil and gas assets of $76,557 was chiefly responsible for reducing the net loss for the 1996 period to $8,472.

     Mineral product sales decreased $190,972 to $584 for the three months ended December 31, 1997 compared to mineral sales of $191,556 for the same period in 1996. In July, 1997 the Company obtained shareholder approval to close the sale of its cement-grade Kaolin mine. This accounted for the severe drop in sales.

     Oil and gas sales for the three months ended December 31, 1997 decreased $20,849 to $20,767 compared to $41,616 for the three months ended December 31, 1996. The Company sold several oil & gas producing assets as of November 1, 1996, primarily overriding royalty interests in producing oil & gas wells in the Wyoming Overthrust Belt. The decrease in oil and gas sales is primarily attributable to the lower volume of oil and gas produced net to the Company's interest as a result of this sale, and to the decrease in the price for oil during the three months ended December 31, 1997, which more than offset a slight increase in gas sales due to higher gas prices. The Company's future oil and gas production volumes will be at this substantially reduced level, less normal production decline, as a result of this sale unless new production can be brought on stream from as
yet undrilled properties, which is speculative.   The sales volumes and
average sales prices during the periods were as follows:

                                             Three Months Ended
                                       December 31,        December 31,
                                           1997                1996

Sales
  Oil (bbls)                              1,015               1,283
  Gas (MCF)                                 435                 615
Average Sales Price
  Oil                                   $ 15.77             $ 19.41
  Gas                                   $  1.70             $  1.17


     Mining costs including transportation and royalties were $154,567 for the three months ended December 31, 1996 as compared to $0 for the same period in 1997. The decline is due to the sale of the cement-grade kaolin mine in July, 1997 and no payments of gravel royalties were incurred during the fiscal 1997 quarter.

     Oil and gas production costs decreased $9,250 for the three months ended December 31, 1997 as compared to 1996. The decrease is primarily attributable to the lower production volume in the 1996 period as a result of the production sale. Since the sale involved primarily royalties, which are free of most production costs, production costs did not decline as sharply as oil and gas sales, since the remaining properties held are primarily working interests.

     General and administrative expenses decreased $25,227 for the three months ended December 31, 1997 as compared to the same period in 1996. This decrease was primarily due to higher legal expenses associated with the possible sale of the Company's kaolin mine, as well as legal costs incurred in connection with the repurchase of common and preferred stock from a major shareholder, both one-time events occurring in 1996. Accounting expenses were also higher in 1996, due to the fact that the company engaged a new accounting firm in fiscal 1997 which had a lower level of fees and to the extra accounting work associated with both the pending sale of the kaolin mine and the stock repurchase in 1996.

     Depletion, depreciation, and amortization decreased 53% to $4,384 in the three months ended December 31, 1997 as compared to $9,492 in 1996. This decrease was primarily the result of the sale of producing assets, which substantially reduced the full-cost pool, and to the sale of the cement-grade kaolin mine which eliminated mineral depletion.

     The Company's share of losses of NovaChek in the three months ended December 31, 1996 were $6,290 as compared to $0 in 1997. During fiscal 1997, NovaChek LLC commenced dredging operations but management determined that it was not possible to operate economically. In December 1997, the managers of NovaChek LLC decided to liquidate the LLC by the end of 1997 and they determined that the net realizable value of NovaChek LLC's assets would not be sufficient to satisfy all of the liabilities. In September 1997, the Company wrote its investment in NovaChek down to $4,000, which it received in February, 1998.

     Interest income increased to $11,817 in the three months ended December 31, 1997, compared to $3,176 in 1996. The increase is due to the accrued interest on the note receivable from the sale of the cement grade kaolin mine. Interest expense in the quarter decreased to $7,226 in the three months ended December 31, 1997, compared to $8,333 in 1996.

     A gain of $76,557 on the one-time sale of producing assets was recorded in the 1996 period. There was no such gain in the 1997 quarter.

     CAPITAL RESOURCES-SOURCES OF CAPITAL

     The Company's primary sources of cash flow during the three months ended December 31, 1997 were the collection of accounts receivable, proceeds from the non-recurring sale of an oil & gas prospect, and collection of principal on the note receivable associated with the sale of the kaolin mine. Cash used by operations totaled $72,839 for the three month period ended December 31, 1997 as compared to cash provided by operations of $66,059 for the same period in 1996. The decrease in cash and cash equivalents for the period was $60,702 resulting in cash on hand at December 31, 1997 of $89,783, compared to cash on hand at December 31, 1996 of $329,453. In the 1996 period, cash on hand was enhanced by the proceeds from the asset sales. Much of this cash was subsequently expended in the stock repurchase.

     CAPITAL RESOURCES-UTILIZATION OF CAPITAL

     For the three month period ended December 31, 1997 the Company reduced accounts payable by $53,132. Proceeds from the sale of properties were $13,890, and collection of principal on the note receivable was $36,366 resulting in cash provided by investing activities of $33,265. In the comparable period, net cash provided by investing activities was $183,567. All funds for capital expenditures for the remainder of the year are expected to be provided by operating cash flow, from property or asset sales, if any, from existing cash balances, and from the proceeds of a contemplated loan against future accounts receivable from the mine sale.

     LIQUIDITY

     At December 31, 1997, the Company's working capital totaled $75,085 as compared to $147,876 at September 30, 1997. Liquidity for the three months ended December 31, 1997 was provided by the sale of an oil & gas prospect and by collection of principal on note receivable; however, liquidity was reduced by reductions in accounts payable, purchase and retirement of common stock, and capital expenditures.

     Based on cash flow projections through 1998, it is anticipated that the Company will be required to borrow against its receivable from the mine sale.

     FUTURE TRENDS

     The Company asked its partner in its Minnesota paper kaolin exploration project to withdraw from the project, and an agreement of termination was signed on January 9, 1998. It is the Company's intent to replace its former partner with a new partner who will financially support the work needed to bring the project to final feasibility. The cost of reaching final feasibility has been estimated by the Company at $4.1 Million, which it is contemplated would be expended over the next 2-3 years. The Company and its partner have expended in excess of $3 Million on this project. The Company now controls 100% of the interest in the project, but must make a future payment to its former partner in four years to retain that interest or the properties will revert to its former partner. The Company is proposing a program of development to potential industry partners, which proposal includes overhead and management fees which the Company would receive in return for operating the program. It is proposed that an industry partner would earn a majority interest in the project by expending these funds, and would either finance or arrange financing for a processing plant which would be required to initiate production on the properties committed to the project, which would require an estimated investment of $50 Million. It is the Company's goal to enter into an agreement with a new partner and profitably put the properties into production. While the Company believes it will be successful in entering into an agreement with a new partner on terms favorable to the Company, that the project will prove to be economically feasible, and that it will be put into profitable production, there can be no assurance that any of these events will occur. It is contemplated that the Company's efforts will be concentrated primarily on this project over the next several years, and that overhead and management fees connected with this project will be adequate to cover the Company's costs and prevent any further deterioration in its working capital. However, until an acceptable industry partner is located, the Company expects a continuing decline in working capital.

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

     OIL & GAS PROSPECTS

     The Company holds a 50% interest in the Luman prospect, an exploratory gas prospect in the State of Wyoming. The other 50% interest is held by the Robert E. McDonald Family Trust. Robert E. McDonald is the Company's largest shareholder and a Director. The Company and the Trust are seeking an industry partner to drill this prospect, and while the Company believes such a partner will be found, there is no certainty that one will be found, nor can it be determined at this time when this prospect will be drilled.
A second prospect, also in Wyoming, was sold to an industry partner, but the leases expired on December 31, 1997, before it could be drilled. The Luman prospect leases have considerable time remaining before they are subject to expiration.

     The Company holds a similar interest in leases in the Great Salt Lake in Utah, also jointly owned with the Trust. These leases will expire in one and one-half years if not held by production or extended prior to expiration. Significant effort has been expended with third parties to sell this lease position to an industry partner with the capability to develop them. It cannot be determined at this time whether these efforts will be successful.

     NOME PROSPECT

     The Company has reduced its lease position offshore Nome, Alaska, and intends to enter into royalty arrangements on all of the remaining leases whereby an unaffiliated third party will pay the rentals and other costs associated with these leases, and attempt to establish commercial gold production on them. The Company intends to retain a royalty interest in any gold production from these leases, with a maximum royalty amount of $360,000. However, there is no certainty that royalty income will result from these arrangements, nor as to the amount should the Company realize income from them. The Company intends to incur no further costs in connection with these leases.

     A more complete description of these prospects is contained in the Company's report on Form 10-KSB for fiscal 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. Exhibit 27, Financial Data Schedule (Submitted only in electronic format.

     (b)  Reports on Form 8-K.  None

                                SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



               NOVA NATURAL RESOURCES CORPORATION




Date:   February 17, 1998               By: /s/  Brian B. Spillane
                                          Brian B. Spillane,
                                          President, Director, and
                                          Chief Executive Officer





Date:   February 17, 1998               By:  /s/   James R. Schaff
                                            James R. Schaff,
                                           Secretary-Treasurer