Form 10QSB
period 1998-03-31
NOVA NATURAL RESOURCES CORP
filed 1998-05-15
CIK 792935

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,788,506

  Transitional Small Business Disclosure Format (Check One):
    Yes   ; No X

               NOVA NATURAL RESOURCES CORPORATION

                         BALANCE SHEET
                        MARCH 31, 1998
                          (Unaudited)

                            ASSETS
                                          1998
CURRENT ASSETS:
  Cash and equivalents                   $     1,655
  Accounts receivable:
    Oil and gas                                5,347
    Other                                      1,086
  Current maturities of note receivable       63,689
  Accrued Interest receivable                 10,822
  Prepaid expenses and other                   7,327
                                           _________
    Total current assets                      89,926

OIL AND GAS PROPERTIES, at cost
  (using the full
  cost method of accounting):
  Unproved properties not being amortized     34,924
  Properties being amortized               5,969,108
                                           _________
                                           6,004,032
  Accumulated depreciation, depletion
    and amortization                      (5,922,913)
                                          ___________
      Net oil and gas properties              81,119

MINERAL PROPERTIES, at cost                  155,587
                                          __________
OTHER ASSETS:
  Note receivable, net of current maturities 307,862
  Furniture and technical equipment,
    net of accumulated depreciation
    of $127,734                                2,001
                                             _______
    Total other assets                       309,863
                                             _______
TOTAL ASSETS                             $   636,495



         See accompanying notes to these financial statements.

               NOVA NATURAL RESOURCES CORPORATION

                        MARCH 31, 1998

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt   $     8,612
  Accounts payable                            16,395
  Accrued expenses                            64,913
  Short term note                             21,348
                                           _________
      Total current liabilities              111,268
                                           _________
LONG TERM DEBT, less current maturities      276,494
                                           _________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Convertible preferred stock, $1.00
    par value; 3,000,000 shares
    authorized; 1,792,267 shares
    issued and outstanding,
    liquidation preference $1,792,267      1,792,267
  Common stock, $.10 par value;
    17,000,000 shares authorized;
    5,788,506 shares issued and
    outstanding;                             578,850
  Additional paid-in capital               7,217,801
  Accumulated deficit                     (9,340,185)
                                          ___________
     Total Stockholders' equity              248,733

TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY              $   636,495


         See accompanying notes to these financial statements.

                      NOVA NATURAL RESOURCES CORPORATION
                      Condensed Statements of Operations
                                  (Unaudited)

                               Three Months Ended           Six Months Ended

                             March 31,    March 31,     March 31,     March 31,
                                1998          1997          1998          1997
                             ________     ________      ________      ________
REVENUES:
  Mineral sales:
     Kaolin                 $        0   $         0   $      584  $  191,556
     Gravel Royalties                0         1,913        1,320       1,913
  Oil and gas sales             17,238        36,106       38,005      77,722
                              ________      ________      _______     _______
                                17,238        38,019       39,909     271,191

EXPENSES:
  Mining costs:
     Kaolin operations               0         4,788            0     158,372
     Gravel royalties                0             0            0         983
  Oil and gas
    production costs            18,520        27,166       39,685      57,581
  Depletion, depreciation,
    and amortization             4,575         7,271        8,959      16,763
  Mineral property abandonments  1,125             0        6,938          60
  General and administrative    71,246       102,530      158,239     214,750

     Total costs and expenses   95,466       141,755      213,821     448,509
                               _______       _______      _______     _______

OPERATING LOSS             $   (78,228)  $  (103,736) $  (173,912)$  (177,318)
                              =========      ========     ========    =======

OTHER INCOME(EXPENSES):
  Equity in losses of
  NovaChek LLC                       0        (5,529)           0     (11,819)
  Interest income                9,791         2,690       21,608       5,866
  Interest expense              (7,126)       (4,547)     (14,352)    (12,880)
  Gain on sale of assets             0             0            0      76,557
  Other Miscellaneous income       410             0          410           0
                               ________     ________      ________    ________
                                 3,075        (7,386)       7,666      57,724

     Net loss               $  (75,153)  $  (111,122)    (166,246)   (119,594)

Loss per share(Note 5)      $     (.01) $      (.02) $      (.03)$      (.02)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                5,788,506     6,326,074    5,788,935   6,411,131
                             =========     =========    =========   =========

           See accompanying notes to condensed financial statements.

                              NOVA NATURAL RESOURCES CORPORATION
                              Condensed Statements of Cash Flows
                                           (Unaudited)

                                            Three Months Ended           Six Months Ended
                                         March 31,     March 31,      March 31,     March 31,
                                            1998         1997           1998         1997
                                         ________      ________       ________      ________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $   (75,153)  $  (111,122)  $  (166,246)  $  (119,594)
  Adjustments to reconcile net
    loss to net cash
    used by operating activities:
      Depletion, depreciation,amortization    4,575         7,271         8,959        16,763
      Gain on sale of assets                     --            --            --       (76,557)
  Change in operating assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                     1,578        23,931        16,896       409,503
      Prepaid expenses and other               (192)        2,782        (1,832)          693
      Deposits                                   --            --            --          (550)
    Increase (decrease) in:
      Accounts payable                        2,168       (19,043)      (50,964)     (235,221)
      Accrued expenses                        8,745        (8,334)       62,069       (33,493)
                                            _______       _______       _______       _______

Net cash provided by (used in)
    operating activities                    (58,279)     (104,515)     (131,118)      (38,456)
                                            _______       _______       _______       _______

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                 --            --        13,890       229,957
    Investment in and advances to
      NovaChek, LLC                              --        (6,206)           --       (58,432)
    Capital expenditures                    (29,832)      (19,588)      (46,823)      (13,752)
    Collection of principal on
      note receivable                            --            --        36,366
                                            _______       _______       _______       _______
  Net cash provided by (used in)
    investing activities                    (29,832)      (25,794)        3,433       157,773
                                            _______       _______       _______       _______

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of Kane stock                         --      (150,000)           --      (150,000)
  Discount on note payable                       --           381            --           381
  Principal payments on long-term debt           --            --        (4,670)           --
  Purchase and retirement of common
    and preferred stock                         (17)           --       (16,475)           --
                                            _______       _______       _______       _______
  Net cash provided by (used in)
    financing activities                        (17)     (149,619)      (21,145)     (149,619)
                                            _______       _______       _______       _______

INCREASE (DECREASE) IN CASH                 (88,128)     (279,928)     (148,830)      (30,302)

CASH, at beginning of period                 89,783       329,453       150,485        79,827
                                            _______       _______       _______       _______

CASH, at end of period                  $     1,655   $    49,525   $     1,655   $    49,525
                                            =======       =======       =======       =======

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                $    12,500   $    12,500   $    13,830   $    12,500
                                            =======       =======       =======       =======

                   See accompanying notes to condensed financial statements.

                    NOVA NATURAL RESOURCES CORPORATION
                 Notes to Condensed Financial Statements
                Six Months Ended March 31, 1998 and 1997

(1) The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at March 31, 1998 and the results of operations for the three and six month periods ended March 31, 1998 and 1997. Certain amounts have been reclassified for comparability with the 1998 presentation. Quarterly results are not necessarily indicative of expected annual results because of fluctuations in the price received for oil and gas products, demand for natural gas, and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended September 30, 1997, previously filed with the Securities and Exchange Commission.

(2) During fiscal 1997, the Company offered to purchase common shares from the shareholders desiring to sell for $.04 per share. Through September 30, 1997 the Company purchased and retired 13,700 shares for $548. In October 1997, an additional 411,477 shares were purchased for $16,458 and retired. In March 1998, a final 426 shares were purchased for $17 and retired.

(3) In an action effective January 30, 1998 the Board of Directors of the Company cancelled all outstanding options to purchase shares of the Company's common stock held by the employees under the Nova Natural Resources Corporation 1989 Incentive Stock Option Plan, and cancelled all options held by the Directors under the Nova Natural Resources Corporation 1989 Nonqualified Stock Option Plan. These options had a strike price of $.10 per share. A total of 1,250,000 options were outstanding. In the same action the Board of Directors granted options to purchase shares of the Company's common stock under the 1998 Nonqualified Stock Option Plan to all Directors and employees. Options were granted to purchase a total of 3,373,577 shares at $.03 per share.

(4) In March, 1998 the Company secured a short term loan from Foothills Bank of $101,348. The loan is to be used to cover operating costs and matures December 30, 1998. The interest rate is 2 points over prime. Interest is to be paid monthly, with a principal payment of $101,348 to be paid on December 30, 1998. This loan is guaranteed by the President and by Robert E. McDonald, a director and large shareholder. The Company intends to repay this loan with the proceeds from the collection of principal on the note receivable associated with the sale of the kaolin mine.

(5) Net loss per common share is determined by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period. Common share equivalents including convertible preferred stock, stock options, and convertible debentures were not included in the computation of diluted earnings per share as their effect was anti-dilutive for 1998 and 1997.

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

RESULTS OF OPERATIONS

     The Company realized net losses for the three month period and six month periods ended March 31, 1998 of $75,153 and $166,246, respectively, compared to net losses of $111,122 and $119,594 for the same periods in 1997.

     Mineral product sales were $0 for the three months ended March 31, 1998 and 1997. Mineral product sales decreased $190,972 to $584 for the six months ended March 31, 1998 compared to mineral sales of $191,556 for the same period in 1997. In July, 1997 the Company obtained shareholder approval for the sale of its cement-grade Kaolin mine, which sale was effective in July 1997. The sale of the mine was wholly responsible for the severe drop in sales.

     Oil and gas sales for the three months and six months ended March 31, 1998 decreased $18,868 and $39,717, respectively, to $17,238 and $38,005 compared to $36,106 and $77,722 for the three months and six months ended March 31, 1997. The Company sold several oil & gas producing assets as of November 1, 1996, primarily overriding royalty interests in producing oil & gas wells in the Wyoming Overthrust Belt. The decrease in oil and gas sales is primarily attributable to the lower volume of oil and gas produced net to the Company's interest as a result of this sale, and to the dramatic decrease in the price of oil for the three month and six month periods ended March 31, 1998 and the decrease in gas prices for the three month period. The Company's future oil and gas production volumes will be at this substantially reduced level, less normal production decline, as a result of this sale unless new production can be brought on stream from as yet undrilled properties, which is speculative. The sales volumes and average sales prices during the periods were as follows:

                                             Three Months Ended
                                  March 31, 1998           March 31,1997

Sales
  Oil (Bbl)                         1,160                          1,441

  Gas (MCF)                         2,440                          3,667

Average Sales Price
  Oil  ($/Bbl)                     $12.02                         $19.00

  Gas ($/MCF)                     $  1.25                        $  2.30



                                                Six Months Ended
                                 March 31, 1998              March 31, 1997

Sales
  Oil (Bbls)                        2,181                         2,805

  Gas (MCF)                         5,048                        12,876

Average Sales Price
  Oil  ($/Bbl)                     $13.75                        $19.20

  Gas ($/MCF)                     $  1.45                       $  1.49


     Mining costs, including transportation and royalties were $0 for the three months and six months ended March 31, 1998 compared to $4,788 and $158,372 for the same periods in 1997. The decline is almost wholly due to the sale of the cement-grade kaolin mine in July, 1997. No payments of gravel royalties were incurred during the fiscal 1998 quarters.

     Oil and Gas lease operating expenses including production taxes decreased $8,646 and $17,896 for the three months and six months ended March 31, 1998 as compared to 1997. The decrease is primarily attributable to the lower production volume in the 1998 period as a result of the production sale. Since the sale involved primarily royalties, which are free of most production costs, production costs did not decline as sharply as oil and gas sales, since the remaining properties held are primarily working interests.

     General and administrative expenses decreased $31,284 for the three month period and $56,511 for the six month period ending March 31, 1998 compared to the same periods ending March 31, 1997. This decrease is primarily due to higher legal and printing expenses associated with the pending sale of the Company's kaolin mine, as well as legal costs incurred in connection with the repurchase of common and preferred stock from a major shareholder, both one-time events occurring in the 1997 quarters. In February, 1997 the Company moved to smaller space which decreased the rent and incurred moving costs for that period. Travel was also dramatically reduced in the 1998 periods. Accounting expenses were also lower in the 1998 periods, due to the fact that the company engaged a new accounting firm which had a lower level of fees than the previous firm and to the extra accounting work associated with both the pending sale of the kaolin mine and the stock repurchase in the 1997 periods.

     Depletion, depreciation, and amortization decreased 37% to $4,575 and 47% to $8,959, respectively, in the three months and six months ended March 31, 1998, compared to $7,271 and $16,763 in the fiscal 1997 periods. This decrease was primarily the result of the sale of producing assets, which substantially reduced the full-cost pool, and to the sale of the cement-grade kaolin mine which eliminated mineral depletion.

     The Company's share of losses of NovaChek in the three and six months periods ending March 31, 1997 were $5,529 and $11,819 respectively as compared to $0 for the periods ending March 31, 1998. During fiscal 1997, NovaChek LLC commenced dredging operations but management determined that it was not possible to operate economically. In December 1997, the managers of NovaChek LLC decided to liquidate the LLC by the end of 1997 and they determined that the net realizable value of NovaChek LLC's assets would not be sufficient to satisfy all of the liabilities. In September 1997, the Company wrote its investment in NovaChek down to $4,000, which it received in February, 1998. The assets in NovaChek were sold to a bidder in Nome, Alaska for $18,000 which will be paid by November, 1998. These funds will be divided among all the creditors of NovaChek. The Company's share will be approximately $12,800.

     Mineral property abandonments increased to $1,125 and $6,938 for the three months and six months ended March 31, 1998, compared to $0 and $60 for the comparable periods in 1997. This is due to the abandonment of the Querida Gold prospect in the 1998 fiscal period.

     Interest income increased to $9,791 and $21,608 in the three months and six months ended March 31, 1998, respectively, compared to $2,690 and $5,866 in the 1997 periods. The increase is due to the accrued interest on the note receivable from the sale of the cement grade kaolin mine. Interest expense increased to $7,126 compared to $4,547 for the three month period, and increased to $14,352 from $12,880 for the six month period. This increase is due to the accrued interest on the note payable for the repurchase of the common and preferred stock from a former director.

     A gain of $76,557 on the one-time sale of producing assets was recorded in the six month period ended March 31, 1997 period. There was no such gain in the 1998 period.

      CAPITAL RESOURCES-SOURCES OF CAPITAL

     The Company's primary sources of cash flow during the six months ended March 31, 1998 were the collection of accounts receivable, proceeds from the non-recurring sale of an oil and gas prospect, collection of principal on the note receivable associated with the sale of the kaolin mine, and a short term note payable against the Company's receivable from the mine sale. Cash used by operations totaled $58,279 for the three month period and $131,118 for the six month period ended March 31, 1998 as compared to $104,515 and $38,456 for the comparable periods in 1997. The decrease in cash and cash equivalents was $148,830 for the six month period of 1998 and for the three month period was $88,128. The decrease in 1997 was $30,302 for the six months and $279,928 for the three months. Cash on hand at March 31, 1998 was $1,655 as compared to $49,525 for the 1997 period.

      CAPITAL RESOURCES-UTILIZATION OF CAPITAL

     For the six month period ended March 31, 1998 the Company reduced accounts payable by $50,964. Proceeds from the sale of properties were $13,890, and collection of principal on the note receivable was $36,366. Capital expenditures were $46,823 resulting in cash provided by investing activities of $3,433. All funds for the remainder of the year will be provided by the proceeds from the loan against future accounts receivable from the mine sale, proceeds from drilling arrangements and/or outright sale of drilling prospects, fees and other payments in connection with a potential joint venture on the Company's paper kaolin properties, and/or the sale of an interest in the kaolin properties, or the sale of stack in a private placement, none of which possible events are guaranteed.

      LIQUIDITY

     At March 31, 1998, the Company's working capital totaled ($21,342) as compared to $147,876 at September 30, 1997. Liquidity for the six months ended March 31, 1998 was provided by the sale of an oil & gas prospect, collection of principal on note receivable, and a short term loan against the receivable from the mine sale.

      FUTURE TRENDS

     The Company asked its partner in its Minnesota paper kaolin exploration project to withdraw from the project, and an agreement of termination was signed on January 9, 1998. It is the Company's intent to replace its former partner with a new partner who will financially support the work needed to bring the project to final feasibility. The Company and its former partner have expended in excess of $3 Million on this project through April, 1998. The cost of reaching final feasibility has been estimated by the Company at an additional $4.1 Million, which it is comtemplated would be expended over the next 2 - 3 years. The Company now controls 100% of the interest in the project, but must make a future payment of $300,000 to its former partner within four years to retain that interest or the properties will revert to its former partner.

     The Company is proposing a program of development to potential industry partners, which proposal includes overhead and management fees which the Company would receive in return for operating the program to the point of commercial feasibility. It is proposed that an industry partner would earn a majority interest in the project by expending these funds, and would either finance or arrange financing for a processing plant which would be required to initiate production on the properties committed to the project, which would require an estimated investment of $50 Million. It is the Company's goal to enter into an agreement with a new partner and profitably put the properties into production. While the Company believes it will be successful in entering into an agreement with a new partner on terms favorable to the Company, that the project will prove to be economically feasible, and that it will be put into profitable production, there can be no assurance that any of these events will occur.

     While this project is projected to generate substantial financial returns over the first 25 years of contemplated operations, it can only be successful by taking market share from established suppliers, whose financial resources and expertise are considerable. The Company has a substantial transportation cost advantage, however, since the Company's properties are much closer to the target markets than all of its competitors, and the Company believes its products may also have quality advantages over its competitors products. The Company's processing costs are expected to be higher than those of its competitors, and its mining costs may also be higher. It is contemplated that the Company's efforts will be concentrated primarily on this project over the next several years, and that overhead and management fees connected with this project, which would be paid by its new partner, will be adequate to cover the Company's costs and prevent any further deterioration in its working capital. However, until an acceptable industry partner is located, the Company expects a continuing decline in working capital.

     The Company is in discussions with multiple potential partners in regard to this project, and has supplied samples of its paper kaolin to more than one potential partner for evaluation.

     If the Company is unable to obtain a new partner to fund this project in the next several months, the Company will be forced to consider merger or sale opportunities, other sources of financing, or liquidation. In that event, the project will likely be taken off the market while the Company determines whether to continue in business or to liquidate. The Company has been approached by a party which is interested in acquiring the Company, and exchanging the Company's remaining natural resources assets, primarily its paper kaolin properties, to the holders of the Company's preferred stock in exchange for that stock, which has liquidation rights. Others have also expressed an interest in acquiring the Company as a public vehicle. The Company has not entered into serious discussions with any of these parties. If the Company were to liquidate, the Company's assets would be inadequate to cover the amount due in liquidation to the preferred shareholders, and accordingly all of the Company's net assets would be distributed to the preferred shareholders, and no assets would be available after payment of liabilities for distribution to the common shareholders.

     The Company has reduced its overhead substantially over the past two years, and further reductions, including salary reductions, are being implemented until an industry partner for the kaolin project can be secured.

     OIL & GAS PROSPECTS

     The Company holds a 50% interest in the Luman prospect, an exploratory gas prospect in the State of Wyoming. The other 50% interest is held by the REM Family Trust, Robert E. McDonald, Trustee. Mr. McDonald is the Company's largest shareholder and a Director. The Company and the Trust are seeking an industry partner to drill this prospect, and while the Company believes such a partner will be found, there is no certainty that one will be found, nor can it be determined at this time when this prospect will be drilled. A second prospect, also in Wyoming, was sold to an industry partner, but the leases expired on December 31, 1997, before the prospect could be drilled. The Luman prospect leases have considerable time remaining before they are subject to expiration.

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

     NOME PROSPECT

     The Company has reduced its lease position offshore Nome, Alaska, and has entered into royalty arrangements on all of the remaining leases whereby an unaffiliated third party will pay the rentals and other costs associated with these leases, and attempt to establish commercial gold production on them. The Company retained a term royalty interest in any gold production from these leases, with a maximum royalty amount of $360,000. However, there is no certainty that royalty income will result from these arrangements, nor as to the amount should the Company realize income from them. The Company will incur no further costs in connection with these leases.

     A more complete description of these prospects is contained in the Company's report on Form 10-KSB for fiscal 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits. Exhibit 27, Financial Data Schedule (Submitted only in electronic format.

      (b)  Form 8-K.  A report on Form 8-K was filed on February 20, 1998.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

               NOVA NATURAL RESOURCES CORPORATION




Date:   May 15, 1998                    By: /s/  Brian B. Spillane
                                          Brian B. Spillane,
                                          President, Director, and
                                          Chief Executive Officer




Date:   May 15, 1998                    By:  /s/   James R. Schaff
                                            James R. Schaff,
                                           Secretary-Treasurer