Form 10QSB
period 1998-06-30
NOVA NATURAL RESOURCES CORP
filed 1998-08-14
CIK 792935

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

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

                        789 Sherman Street, Suite 550
                           Denver, Colorado 80203

                   (Address of principal executive offices)

                                (303) 863-1997

                         (Issuer's telephone number)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. X Yes   No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,788,506

  Transitional Small Business Disclosure Format (Check One):
    Yes   ; No X

               NOVA NATURAL RESOURCES CORPORATION

                         BALANCE SHEET
                         JUNE 30, 1998
                          (Unaudited)

                   ASSETS
                                          1998
CURRENT ASSETS:
  Cash and equivalents                   $     8,842
  Accounts receivable:
    Oil and gas                                2,702
    Other                                        551
  Current maturities of note receivable       63,689
  Accrued Interest receivable                 20,098
  Prepaid expenses and other                   6,956
                                           _________
    Total current assets                     102,838

OIL AND GAS PROPERTIES, at cost
  (using the full
  cost method of accounting):
  Unproved properties not being amortized     34,924
  Properties being amortized               5,971,364
                                           _________
                                           6,006,288
  Accumulated depreciation, depletion
    and amortization                      (5,926,334)
                                          ___________
      Net oil and gas properties              79,954

MINERAL PROPERTIES, at cost                  153,692
                                          __________
OTHER ASSETS:
  Note receivable, net of current maturities 307,862
  Furniture and technical equipment,
    net of accumulated depreciation
    of $127,734                                1,666
                                             _______
    Total other assets                       309,528
                                             _______
TOTAL ASSETS                             $   646,012

         See accompanying notes to these financial statements.

               NOVA NATURAL RESOURCES CORPORATION

                   BALANCE SHEET, CONTINUED
                        JUNE 30, 1998

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt   $     8,612
  Accounts payable                            43,711
  Accrued expenses                            58,115
  Short term note                             78,348
                                           _________
      Total current liabilities              188,786
                                           _________
LONG TERM DEBT, less current maturities      276,494
                                           _________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Convertible preferred stock, $1.00
    par value; 3,000,000 shares
    authorized; 1,792,267 shares
    issued and outstanding,
    liquidation preference $1,792,267      1,792,267
  Common stock, $.10 par value;
    17,000,000 shares authorized;
    5,788,506 shares issued and
    outstanding;                             578,850
  Additional paid-in capital               7,217,801
  Accumulated deficit                     (9,408,186)
                                          ___________
     Total Stockholders' equity              180,732

TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY              $   646,012

         See accompanying notes to these financial statements.

                      NOVA NATURAL RESOURCES CORPORATION
                      Condensed Statements of Operations
                                  (Unaudited)

                               Three Months Ended          Nine Months Ended

                              June 30,     June 30,      June 30,      June 30,
                               1998          1997          1998          1997
                             ________     ________      ________      ________
REVENUES:
  Mineral sales:
     Kaolin                 $        0   $   326,725   $      584  $  518,280
     Gravel Royalties                0             0        1,320       1,914
  Oil and gas sales             13,271        24,174       51,276     101,895
                              ________      ________      _______     _______
                                13,271       350,899       53,180     622,089

EXPENSES:
  Mining costs:
     Kaolin operations               0       282,106            0     441,461
  Oil and gas
    production costs            22,158        12,733       61,843      70,313
  Depletion, depreciation,
    and amortization             3,756        11,966       12,715      28,729
  Mineral property abandonments      0             0        6,938          60
  General and administrative    55,963       109,993      214,202     324,742

     Total costs and expenses   81,877       416,798      295,698     865,305
                               _______       _______      _______     _______

OPERATING LOSS             $   (68,606)  $   (65,899) $  (242,518)$  (243,216)
                              =========      ========     ========    =======

OTHER INCOME(EXPENSES):
  Equity in losses of
  NovaChek LLC                       0       (17,635)           0     (29,454)
  Interest income                9,308           876       30,916       6,742
  Interest expense              (8,704)       (7,391)     (23,056)    (20,271)
  Gain on sale of assets             0             0            0      76,557
  Other Miscellaneous income         0         2,650          410       2,650
                               ________     ________      ________    ________
                                   604       (21,500)       8,270      36,224

     Net loss               $  (68,002)  $   (87,399)    (234,248)   (206,992)

Loss per share(Note 5)      $     (.01) $      (.01) $      (.04)$      (.03)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                 5,788,506     5,985,846    5,788,935   6,496,188
                             =========     =========    =========   =========

           See accompanying notes to condensed financial statements.

                              NOVA NATURAL RESOURCES CORPORATION
                              Condensed Statements of Cash Flows
                                           (Unaudited)

                                            Three Months Ended          Nine Months Ended
                                          June 30,      June 30,       June 30,     June 30,
                                            1998         1997           1998         1997
                                         ________      ________       ________      ________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $   (68,002)  $   (87,399)  $  (234,248)  $  (206,993)
  Adjustments to reconcile net
    loss to net cash
    used by operating activities:
      Depletion, depreciation,amortization    3,756        11,967        12,715        28,730
      Gain on sale of assets                     --            --            --       (76,557)
  Change in operating assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                    (6,096)     (204,868)       10,800       204,636
      Prepaid expenses and other                372         1,748        (1,460)        2,441
      Deposits                                   --            --            --          (550)
    Increase (decrease) in:
      Accounts payable                        5,968       209,895       (44,996)      (25,326)
      Accrued expenses                       (6,798)        6,250        55,271       (27,243)
      Note payable                           78,348            --        78,348
                                            _______       _______       _______       _______

Net cash provided by (used in)
    operating activities                      7,548       (62,407)     (123,570)     (100,862)
                                            _______       _______       _______       _______

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                 --            --        13,890       229,957
    Investment in and advances to
      NovaChek, LLC                              --        17,471            --       (40,962)
    Capital expenditures                       (361)       (2,664)      (47,184)      (16,416)
    Collection of principal on
      note receivable                            --            --        36,366
                                            _______       _______       _______       _______
  Net cash provided by (used in)
    investing activities                       (361)       14,807         3,072       172,579
                                            _______       _______       _______       _______

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of Kane stock                         --            --            --      (150,000)
  Discount on note payable                       --         1,140            --         1,521
  Principal payments on long-term debt           --            --        (4,670)           --
  Purchase and retirement of common
    and preferred stock                          --            --       (16,475)           --
                                            _______       _______       _______       _______
  Net cash provided by (used in)
    financing activities                         --         1,140       (21,145)     (148,479)
                                            _______       _______       _______       _______

INCREASE (DECREASE) IN CASH                   7,187       (46,460)     (141,643)      (76,762)

CASH, at beginning of period                  1,655        49,525       150,485        79,827
                                            _______       _______       _______       _______

CASH, at end of period                  $     8,842   $     3,065   $     8,842   $     3,065
                                            =======       =======       =======       =======

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                $     1,577   $    12,500   $    14,077   $    12,500
                                            =======       =======       =======       =======

                   See accompanying notes to condensed financial statements.

                    NOVA NATURAL RESOURCES CORPORATION
                 Notes to Condensed Financial Statements
                Nine Months Ended June 30, 1998 and 1997

(1) The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at June 30, 1998 and the results of operations for the three and nine month periods ended June 30, 1998 and 1997. Certain amounts have been reclassified for comparability with the 1998 presentation. Quarterly results are not necessarily indicative of expected annual results because of fluctuations in the price received for oil and gas products, demand for natural gas, and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended September 30, 1997, previously filed with the Securities and Exchange Commission.

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

(4) In March, 1998 the Company secured a short term loan from Foothills Bank of $101,348. The loan is to be used to cover operating costs and matures December 30, 1998. The interest rate is 2 points over prime. Interest is to be paid monthly, with a principal payment of $101,348 to be paid on December 30, 1998. This loan is guaranteed by the President and by Robert E. McDonald, a director and large shareholder. The Company intends to repay this loan primarily with the proceeds from the collection of principal on the note receivable associated with the sale of the kaolin mine.

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

RESULTS OF OPERATIONS

     The Company realized net losses for the three month period and nine month periods ended June 30, 1998 of $68,002 and $234,248, respectively, compared to net losses of $87,399 and $206,992 for the same periods in 1997.

     Mineral product sales were $0 for the three months ended June 30, 1998 and $326,725 for the same period in 1997. Mineral product sales decreased from $518,280 to $584 for the nine months ended June 30, 1998 compared to the same period in 1997. In July, 1997 the Company obtained shareholder approval for the sale of its cement-grade Kaolin mine, which sale was effective in July 1997.
The sale of the mine was wholly responsible for the severe drop in sales.

     Oil and gas sales for the three months and nine months ended June 30, 1998 decreased $10,903 and $50,619, respectively, to $13,271 and $51,276 compared to $24,174 and $101,895 for the three months and nine months ended June 30, 1997. The Company sold several oil & gas producing assets as of November 1, 1996, primarily overriding royalty interests in producing oil & gas wells in the Wyoming Overthrust Belt. The decrease in oil and gas sales in the nine month period is primarily attributable to the lower volume of oil and gas produced net to the Company's interest as a result of this sale, and to the dramatic decrease in the price of oil for the three month and nine month periods ended June 30, 1998. The Company's future oil and gas production volumes will be at this substantially reduced level, less normal production decline, as a result of this sale unless new production can be brought on stream from as yet undrilled properties, which is speculative. The sales volumes and average sales prices during the periods were as follows:

                                             Three Months Ended
                                  June 30, 1998               June 30,1997

Sales
  Oil (Bbl)                         1,066                          1,227

  Gas (MCF)                         1,526                          3,163

Average Sales Price
  Oil  ($/Bbl)                     $10.85                         $18.70

  Gas ($/MCF)                     $  1.11                        $  1.10



                                                Nine Months Ended
                                 June 30, 1998              June 30, 1997

Sales
  Oil (Bbls)                        3,248                         4,764

  Gas (MCF)                         6,575                        16,039

Average Sales Price
  Oil  ($/Bbl)                     $12.78                        $19.05

  Gas ($/MCF)                     $  1.39                       $  1.41


     Mining costs, including transportation and royalties were $0 for the three months and nine months ended June 30, 1998 compared to $282,106 and $441,461 for the same periods in 1997. The decline is due to the sale of the cement-grade kaolin mine in July, 1997.

     Oil and Gas lease operating expenses including production taxes increased $9,425 for the three months and decreased $8,470 for the nine months ended June 30, 1998 as compared to 1997. The decrease is primarily attributable to the lower production volume in the 1998 period as a result of the production sale. The increase in the three month period is due to the increased costs normally incurred in aging wells. Since the 1996 production sale involved primarily royalties, which are free of most production costs, production costs did not decline as sharply as oil and gas sales, since the remaining properties held are primarily working interests.

     General and administrative expenses decreased $54,030 for the three month period and $110,540 for the nine month period ending June 30, 1998 compared to the same periods ending June 30, 1997. This decrease is primarily due to higher legal and printing expenses associated with the pending sale of the Company's kaolin mine, as well as legal costs incurred in connection with the repurchase of common and preferred stock from a major shareholder, both one-time events occurring in the 1997 quarters. In February, 1997 the Company moved to smaller space which decreased the rent and incurred moving costs for that period. Travel was also dramatically reduced in the 1998 periods. Accounting expenses were also lower in the 1998 periods, due to the fact that the company engaged a new accounting firm which had a lower level of fees than the previous firm and to the extra accounting work associated with both the pending sale of the kaolin mine and the stock repurchase in the 1997 periods. Staff salaries have been reduced to a minimum, and all expenses are continually scrutinized for deduction or elimination.

     Depletion, depreciation, and amortization decreased 69% to $3,756 and 56% to $12,715, respectively, in the three months and nine months ended June 30, 1998, compared to $11,966 and $28,729 in the fiscal 1997 periods. This decrease was primarily the result of the sale of the cement-grade kaolin mine which eliminated mineral depletion and of producing assets, which substantially reduced the full-cost pool.

     Mineral property abandonments increased to $6,938 for the nine months ended June 30, 1998, compared to $60 for the comparable period in 1997, and was at $0 for both three month periods. This is due to the abandonment of the Querida Gold prospect in the 1998 fiscal period.

     The Company's share of losses of NovaChek in the three and nine months periods ending June 30, 1997 were $17,635 and $29,454 respectively as compared to $0 for the periods ending June 30, 1998. During fiscal 1997, NovaChek LLC commenced dredging operations but management determined that it was not possible to operate economically. In December 1997, the managers of NovaChek LLC decided to liquidate the LLC by the end of 1997 and they determined that the net realizable value of NovaChek LLC's assets would not be sufficient to satisfy all of the liabilities. In September 1997, the Company wrote its investment in NovaChek down to $4,000, which it received in February, 1998. The assets in NovaChek were sold to a bidder in Nome, Alaska for $18,000 which will be paid by November, 1998. These funds will be divided among all the creditors of NovaChek. The Company's share will be approximately $12,800.

     Interest income increased to $9,308 and $30,916 in the three months and nine months ended June 30, 1998, respectively, compared to $876 and $6,742 in the 1997 periods. The increase is due to the accrued interest on the note receivable from the sale of the cement grade kaolin mine. Interest expense increased to $8,704 compared to $7,391 for the three month period, and increased to $23,056 from $20,271 for the nine month period. This increase is due to the accrued interest on the note payable for the repurchase of the common and preferred stock from a former director and a short term loan from Foothills Bank of $101,348. This loan is being used to cover operating costs.

     A gain of $76,557 on the one-time sale of producing assets was recorded in the nine month period ended June 30, 1997. There was no such gain in the 1998 period.

      CAPITAL RESOURCES-SOURCES OF CAPITAL

     The Company's primary sources of cash flow during the nine months ended June 30, 1998 were the collection of accounts receivable, proceeds from the non-recurring sale of an oil and gas prospect, collection of principal on the note receivable associated with the sale of the kaolin mine, and a short term note payable against the Company's receivable from the mine sale. During the three months ended June 30, 1998, almost all the operating costs were taken from the short term note. Cash provided by operations totaled $7,548 for the three month period and cash used by operations was $123,570 for the nine month period ended June 30, 1998 as compared to $62,407 and $100,862 used in the comparable periods in 1997. The decrease in cash and cash equivalents was $141,643 for the nine month period of 1998 and for the three month period cash was increased $7,187. The decrease in 1997 was $76,762 for the nine months and $46,460 for the three months. Cash on hand at June 30, 1998 was $8,842 as compared to $3,065 for the 1997 period.

      CAPITAL RESOURCES-UTILIZATION OF CAPITAL

     For the nine month period ended June 30, 1998 the Company reduced accounts payable by $44,996. Proceeds from the sale of properties were $13,890, and collection of principal on the note receivable was $36,366. Capital expenditures were $47,184 resulting in cash provided by investing activities of $3,072. All funds for the remainder of the year will be provided by the proceeds from the loan against future accounts receivable from the mine sale, proceeds from drilling arrangements and/or outright sale of drilling prospects, fees and other payments in connection with a potential joint venture on the Company's paper kaolin properties, and/or the sale of an interest in the kaolin properties, or the sale of stock in a private placement, none of which possible events are guaranteed.

      LIQUIDITY

     At June 30, 1998, the Company's working capital totaled ($85,948) as compared to $147,876 at September 30, 1997. Liquidity for the nine months ended June 30, 1998 was provided by the sale of an oil & gas prospect, collection of principal on note receivable, and a short term loan against the receivable from the mine sale.

      FUTURE TRENDS

     The Company asked its partner in its Minnesota paper kaolin exploration project to withdraw from the project, and an agreement of termination was signed on January 9, 1998. It is the Company's intent to replace its former partner with a new partner who will financially support the work needed to bring the project to final feasibility. The Company and its former partner have expended in excess of $3 Million on this project through June, 1998. The cost of reaching final feasibility has been estimated by the Company at an additional
$4 Million, which it is contemplated would be expended over the next 2 - 3 years. The Company now controls 100% of the interest in the project, but must make a future payment of $300,000 to its former partner within four years to retain that interest or the properties will revert to its former partner.

     The Company is proposing a program of development to potential industry partners, which proposal includes overhead and management fees which the Company would receive in return for operating the program to the point of commercial feasibility. It is proposed that an industry partner would earn a majority interest in the project by expending these funds, and Nova and its partner would either arrange the sale of the project at the point of commercial feasibility, or Nova's partner would finance or arrange financing for a processing plant which would be required to initiate production on the properties committed to the project, which would require an estimated investment of $45 Million. It is the Company's goal to enter into an agreement with a new partner and profitably put the properties into production. While the Company believes it will be successful in entering into an agreement with a new partner on terms favorable to the Company, that the project will prove to be economically feasible, and that it will be put into profitable production, there can be no assurance that any of these events will occur.

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

     If the Company is unable to obtain a new partner to fund this project in the next several months, the Company will be forced to consider merger or sale opportunities, other sources of financing, or liquidation. In that event, the project will likely be taken off the market while the Company determines whether to continue in business, to merge or to liquidate. The Company has been approached by a party which is interested in acquiring the Company, and exchanging the Company's remaining natural resources assets, primarily its paper kaolin properties, to the holders of the Company's preferred stock in exchange for that stock, which has liquidation rights. Others have also expressed an interest in acquiring the Company as a public vehicle. The Company has not entered into serious discussions with any of these parties. If the Company were to liquidate, the Company's assets would be inadequate to cover the amount due in liquidation to the preferred shareholders, and accordingly all of the Company's net assets would be distributed to the preferred shareholders, and no assets would be available after payment of liabilities for distribution to the common shareholders.

     The Company has reduced its overhead substantially over the past two years, and further reductions, including salary reductions, have been implemented until an industry partner for the kaolin project can be secured.

     YEAR 2000

     The Company does not have a year 2000 problem since the bulk of its computing is performed on MacIntosh machines, and the PC which it does use for its accounting will be obsolete and it and its software will be replaced prior to the year 2000. The cost of replacing this equipment will not be material.
A PC is used for mapping and ore reserve computations, but the work done on this machine will not be affected by the year 2000 problem. Nova's business is not materially dependent on suppliers who may have year 2000 problems.

     OIL & GAS PROSPECTS

     The Company holds a 50% interest in the Luman prospect, an exploratory gas prospect in the State of Wyoming. The other 50% interest is held by the REM Family Trust, Robert E. McDonald, Trustee. Mr. McDonald is the Company's largest shareholder and a Director. The Company and the Trust have not been successful in seeking an industry partner to drill this prospect, and the properties are being offered to the industry for sale, with a retained royalty. There is no certainty that a sale under terms acceptable to the Company will be made. A second prospect, also in Wyoming, was sold to an industry partner, but the leases expired on December 31, 1997, before the prospect could be drilled. The industry partner was the successful bidder on these leases when they were auctioned in August, 1998. If the leases are drilled and are successfully completed, Nova will receive an override on production. The Luman prospect leases have considerable time remaining before they are subject to expiration.

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

     The Company is a participant in a lawsuit filed by a group of royalty owners against Chevron, USA, seeking redress of what the plaintiffs believe is a substantial underpayment of royalties by Chevron on certain properties in Wyoming as well as breach of implied covenants to prevent drainage. The amount claimed by the group is in excess of $20 million, which amount includes a substantial amount of interest. Nova's share is presently estimated to be in excess of $100,000, half of which would be net to Nova after payment of contingent fees. Chevron has counterclaimed a substantial amount reputed to be back taxes, but in the Company's opinion, such counterclaims are without merit. It is not possible to determine whether the group will be successful in this litigation, nor is it possible to determine the actual amount which will be collected in the event of a successful outcome, or when this matter will be resolved. Trial is scheduled to commence in November of this year in Evanston, Wyoming.

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

               NOVA NATURAL RESOURCES CORPORATION




Date:   August 14, 1998                   By: /s/  Brian B. Spillane
                                          Brian B. Spillane,
                                          President, Director, and
                                          Chief Executive Officer




Date:   August 15, 1998                    By:  /s/   James R. Schaff
                                           James R. Schaff,
                                           Secretary-Treasurer