Form 10KSB
period 1998-09-30
NOVA NATURAL RESOURCES CORP
filed 1999-01-13
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended September 30, 1998

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

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

  Issuer's revenues for its most recent fiscal year totalled:
$62,915.
  Documents Incorporated By Reference:  None
  Transitional Small Business Disclosure Format    Yes_____ No  X

  As of December 31, 1998, the Registrant had outstanding 1,792,267 shares of Convertible Preferred Stock, $1.00 par value, and 6,274,131 shares of Common Stock, $.10 par value, its only classes of voting stock, and $250,000 principal amount of convertible subordinated debentures.

  Aggregate market value of the 3,279,347 shares of Common Stock owned by Non-affiliates of the Registrant as of January 12, 1999 was $114,777, based on the average of the bid and ask prices on January 12, 1999. All Convertible Preferred Stock is owned by affiliates.

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

           Significant Developments During Fiscal 1998

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

NovaChek was managed by the Company and Chek Technologies and Exploration, LLC ("Chek"), a Nevada limited liability company. The Company served as the administrative manager of NovaChek, including all day-to-day responsibilities not entailing mining activities. Chek served as the field operations manager with responsibility for supervising the mining activity and related matters. Nova's field operations role was primarily geological supervision. The ability to decide on major policy matters was a shared decision with Chek and a number of significant decisions required approval of both parties.

The Company and Chek Technologies and Exploration ("Chek") agreed to reduce their interest in NovaChek in order to raise more capital in 1997. The Company's interest was reduced to 35.14%. Each Unit was composed of one membership interest in NovaChek and a convertible debenture issued by the Registrant. The price of each Unit was allocated at $3,750 as a capital contribution to NovaChek and $6,250 for each debenture. Nova also contributed a significant portion of the debenture proceeds as capital for NovaChek. Each debenture provides for interest payments at an annual rate of 10% of the face amount, payable semi-annually; may be converted into the Company's common stock at the rate of one share of stock for each $0.15 of principal; may be redeemed by the Company after March 31, 1998 (holders of $175,000 face amount of the debentures, which includes both affiliates and non-affiliates, agreed in June, 1996 that the Company could call the debentures after September 1, 1996, provided that such `early call' would cause a reduction in the conversion price to $0.10/share and the payment of six months advance interest); and is due on April 1, 2001. No early call has been made by the Company.

Nova obtained all of the necessary permits so that NovaChek could conduct the contemplated mining operations on its leases. All of the necessary permits were in place in early June, 1996.

During 1996 NovaChek encountered numerous difficulties and delays due to weather and mechanical failure. As a result of all of these difficulties, very limited operations, consisting of approximately 14 hours of intermittent operation of the suction equipment, were conducted in the 1996 season.

The Company believed that its experience during the 1996 season would dictate the modifications needed to improve performance in 1997. However, since NovaChek had expended its working capital during 1996 without generating operating revenue, additional funding was needed for the 1997 season. Chek committed to contribute approximately $60,000 of the funds needed, several of the members invested an additional $25,000 in cash, the divers accepted membership interests in lieu of cash payment for a portion of their services, and Chek's attorney also accepted a membership interest in return for certain legal work for NovaChek. These contributions enabled the project to proceed.

During the 1997 season the modified dredge was finally launched in June. A total of 142.7 ounces of gold were mined and sold. Production was less than projected due to numerous weather and mechanical problems and a thin layer of densely packed cobble gravel covering the entire area. This "armor" masked the pay zone and made it impossible to limit mining to the area of high grade. The dredge could not efficiently mine the hard packed gravel on the sea floor, and it could not safely operate in the winds which developed on a regular basis.

The poor results achieved, lack of funds to continue operations, and low gold prices, combined with the poor operational experience made it impossible to raise additional funds. Consequently, the Managers--Nova and Chek--recommended to the members of NovaChek LLC that the LLC be dissolved, effective December 22, 1997, and its assets liquidated to satisfy its outstanding debts, which were primarily owed to Nova, three members who are also affiliated with Nova (two officers and directors and one director who is not an officer), and one member who is a principal of Chek. The members approved liquidation of NovaChek on December 22, 1997. The liquidation of NovaChek's assets was not sufficient to discharge these debts, and accordingly, Nova wrote down the value of its NovaChek investment and loans on its fiscal 1997 financial statements to $4,000.

In November, 1998 the Company received a check for final settlement of the sale of the assets of the LLC. NovaChek, LLC had a total of $21,008 in cash, and loans payable of $153,992 after the liquidation of all the assets of the partnership. Nova received a total of $13,616 in the final settlement, which was significantly less than was owed to the Company.

Lease Position Offshore Nome, Alaska Reduced

The Company released or sold all 6 of its State of Alaska Offshore Mining leases covering 21,411 acres offshore Nome, Alaska during fiscal 1998. The Company retains a 10% Gross Sales term royalty on portions of 3 of the leases sold to Arctic Whitney, Inc. covering 9,018 acres. The royalty remains in effect until the Company receives a total of $360,000 in royalty revenue from the leases, after which the Company's retained royalty will terminate. Due to extreme weather conditions and mechanical problems, Arctic Whitney, Inc. reported no gold sales for the current fiscal year. The property has not, at this time, generated any funds to Nova, and it is impossible to determine if it will generate any funds to the company in the future.

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

The Company and Robert McDonald, a Director and the Company's largest shareholder, have been actively seeking industry participation in exploratory drilling on a gas prospect in Wyoming. The Company holds an undivided interest of 50% in this prospect, with the Robert McDonald Trust, of which Mr. McDonald is Trustee, holding the balance of the interest. Another prospect in Wyoming was sold, and the Company collected a prospect fee of $13,750. If the prospect was not drilled or a lease extension granted before December 31, 1997, the leases on this particular prospect would expire.

The prospect was not drilled, and the leases expired in December, 1997. The property was put up for auction in 1998, and the company which bought them from Nova was the successful bidder for the property. As a result, Nova retains a 4% overriding royalty interest in any production from the property. However, there is no guarantee that the property will be drilled or that if drilled, that drilling will be successful.

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

Sale Of Kaolin Mine

Pursuant to a contract dated January 25, 1997, the Company sold its cement-grade kaolin mining operation and property (the "Cement Kaolin Mine") near Redwood Falls, Minnesota, to Northern Con-Agg, Inc. A portion of the Cement Kaolin mine was located on lands which were subject to a joint venture between the Company and
U. S. Borax Inc. ("Borax"), which was formed in 1993 primarily to explore, develop and produce high quality paper-grade kaolin. No paper-grade kaolin has yet been sold from the joint venture property. Borax released the portion of the paper-grade kaolin property occupied by the Cement Kaolin Mine from the joint venture to permit the Company's sale of the mine to NCA. The Company sold all of its cement-grade kaolin operations to NCA, while retaining its interest in the paper-grade joint venture.

NCA will pay a total of $700,000 to the Company for the Cement Kaolin Mine. The Company received $210,420 in 1997, and will receive an aggregate of $350,000 in non-interest bearing semi-annual installments on August 15 and December 15 of each year until August 15, 2001, and a final payment of $125,000 on December 15, 2001. Up to $70,008 of the gross NCA proceeds is payable to Thomas
F. Kane, a former director, as part of the Company's purchase of his Common and Preferred Stock, over the same period as the NCA payments. The Company will retain both a mortgage and a security interest covering the property being sold to NCA in order to secure full payment of the purchase price. NCA assumed liability for all existing contracts relating to the property.

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

Stock Repurchase

The Company decided to offer to purchase all of the shares of Common Stock of any shareholder who did not vote in favor of the Cement Kaolin Mine sale and requested such a repurchase. Pursuant to a procedure established by management in a manner similar but not identical to the procedure for dissenter's rights established by the Colorado Business Corporate Act. Management believed that the combination of its Cement Kaolin Mine sale and its sale of oil and gas overriding royalty interests and purchase of the stock of Thomas F. Kane represented material events which might have prompted a shareholder to sell his Common Stock if an adequate market for that Stock existed. The Company recognized that the absence of an active trading market impeded such a sale. As such, management decided to afford shareholders who disagreed with these decisions or with the directors' decision to continue operation of the Company the ability to sell their Common Stock at $.04 per share.

Shareholders tendered 44 certificates (a total of 13,700 shares) for redemption in fiscal 1997. In October 1997 (Fiscal 1998) a total of 411,447 shares were tendered for redemption by 2 shareholders, and in March 1998 a final 426 shares were repurchased.

                     Business of the Issuer

Mineral Operations

The Company sold its cement-grade kaolin mine, effective July 22, 1997. Prior to the mine sale, Nova produced and sold 31,634 metric tons of kaolin to a single customer during fiscal 1997. Pursuant to the contract of sale of the mine, the Company is restricted from selling cement-grade kaolin to its former customers and certain potential customers for a five-year period. The Company presently has no plans to re-enter this business, and is concentrating its efforts on its paper-grade kaolin project in Minnesota. The Company's gold exploration and production activities are currently limited to the retention of a royalty interest in certain of its offshore Nome, Alaska leases. While the Company holds properties for possible future development of limestone products, it has no immediate plans to pursue that business.

There is a significant difference between cement-grade kaolin and paper-grade kaolin. Cement-grade kaolin is essentially a low-alkali source of alumina, which is a necessary ingredient in the manufacture of cement, and it is mined and loaded directly onto railcars for delivery to the customer without further processing. Paper manufacture is a highly sophisticated procedure in which an extremely thin layer of kaolin is applied to the surface of paper as a coating while the paper is rotating on a drum at surface speeds of approximately 4,000 feet per minute. The purpose of the kaolin coating is to increase brightness and opacity and improve the printing characteristics of the paper surface. The kaolin must meet stringent brightness, viscosity and other criteria in order to be suitable for coating paper. Unless the raw kaolin has a base level of certain parameters such as brightness, it cannot be rendered suitable by processing for use in paper manufacture. Processing of raw kaolin which meets base-level criteria involves screening to reduce undesirable constituents, magnetic separation, acid treatment and other steps which purify it and render it suitable for use in paper manufacture. These processing steps are expensive, and paper-grade kaolin typically sells for prices in the range of twenty to thirty times the price of the more common cement-grade product.

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

Management determined that Borax's plans were unacceptable to Nova, in view of the favorable results of the program, and Nova notified Borax that unless Borax was willing to aggressively pursue the project, Nova desired to immediately open negotiations to replace Borax with a partner who was willing to carry the project forward to commercial realization on a more aggressive schedule. In August 1997, representatives of Nova and Rio Tinto/Borax met in Denver and agreed to propose a termination of the joint venture to Rio Tinto and to Nova's Board of Directors. Terms acceptable to both parties were subsequently negotiated, and a definitive agreement was drafted for signatures. The termination was effective January 1, 1998. Under the settlement agreement, Nova owns an exclusive option until December, 2001, to purchase all of Borax's earned interest in the project for a payment of $300,000. If the payment is not made, Nova must assign the critical leases -- all of which are held by Nova -- to Borax. During the option period, Nova will have full operating rights on the properties.

Nova moved the cores and bulk samples to a secure facility under Nova's control in Milledgeville, Georgia in October 1997, and has begun analysis of the results of the 1996 drilling campaign. The Company is seeking a new co-venturer who will agree to implement a more aggressive development program. In the absence of such a co-venturer, Nova will be unable to continue the project on the scale required unless sufficient funding is obtained from other outside sources, the availability of which cannot be assured at this time.

In order to produce a commercial product, a processing facility and associated mining facilities would have to be designed and built, the total cost of which, including the exploration and development activities contemplated for the next several years, could reach $45 million. The location of these properties affords a significant transportation advantage over the current primary source of paper-grade kaolin in Georgia, since a significant portion of the paper manufacturing plants in the United States which utilize kaolin are located in the Upper Midwest, within easy reach of the joint venture's properties.

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

In September, 1990, WestGold terminated its operations and returned the project to Nova. At that time, Nova also received a substantial portion of the data gathered by WestGold. The Company retained a former WestGold geologist who catalogued and put the data into a form suitable for use in marketing the Nome Prospect to a new partner. Due to the lack of success in finding a buyer or joint venture partner who would be willing to make an up-front payment to the Company of its historical cost in this property, and the uncertainty as to whether any arrangement entered into would recover those historical costs, for accounting purposes, the Company wrote off its investment in the property in fiscal 1995. However, the Company's efforts to put the property into production continued.

Nova initiated mining operations on a portion of the property on a joint-venture basis during 1996, and further operations were conducted in 1997. The managers of NovaChek -- Nova and Chek Technologies -- recommended to the members of NovaChek LLC that the LLC be dissolved and the venture terminated. The termination of the LLC was approved by the members, effective December 22, 1997. The lands subject to the NovaChek LLC sublease reverted to Nova due to NovaChek's failure to fulfill the requirements of the sublease.

The Company released or sold all 6 of its State of Alaska Offshore Mining Leases covering 21,411 acres offshore Nome, Alaska during the fiscal year. The Company retains a 10% Gross Sales term royalty on portions of 3 of the leases sold to Arctic Whitney, Inc. covering 9,018 acres. The royalty remains in effect until the Company receives a total of $360,000 in royalty revenue from the leases, after which the Company's retained royalty will be terminated. Due to extreme weather conditions and mechanical problems, Arctic Whitney, Inc. reported no gold sales for the current fiscal year.

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

In March 1997 the Company and the Trust entered into an agreement with Roaring River Resources LLC ("Roaring River"), an unaffiliated third party, pursuant to which Roaring River was granted an option to acquire the leases and attempt to put them into production. Roaring River intended to apply technology not previously available to Amoco. The Company and the Trust would each retain a 1.5% overriding royalty if the option was exercised. Roaring River made a payment of $5,000 on April 16, 1997 to maintain the option, however, a further payment of $20,000 scheduled to be made on or before July 15, 1997 to keep the option in effect was not made, and the Company agreed with Roaring River to extend the timing of this payment. The extension expired on September 8, 1997. The Company granted another extension to Roaring River, but now considers the option null and void. The Company would prefer to enter into a new arrangement with Roaring River, if it appears they have the ability to perform, but under the circumstances, Nova must consider an arrangement with other parties. At present, it cannot be determined whether any such arrangement can be made, nor can it be ascertained with certainty when, or if, the properties will be put into production. The leases will expire August 31, 1999 if production has not been established unless an extension can be obtained from the State of Utah.

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

During fiscal 1998, the Company had three customers which accounted for approximately 82% of its total net oil and gas sales: Scurlock Permian Corporation (39% of total oil and gas sales), Burnett Oil Co., Inc. (15%), and Eighty Eight Oil Company (28%). Because purchasers for oil and gas are generally available and prices paid for oil and gas do not fluctuate materially from purchaser to purchaser, Nova believes that the loss of any of these purchasers would not have a materially adverse effect on its financial status. Although the Company believes a ready market exists for its hydrocarbon production, the acquisition, exploration, development, production, and sale of oil and gas are subject to many factors beyond its control, including worldwide and domestic economic conditions, political stability in the Persian Gulf, oil import quotas, availability of drilling rigs, casing and other equipment and supplies, proximity to and availability of gas pipelines, supply and price of competing fuels, and the regulation of prices, production, transportation, and marketing by certain federal and state governmental authorities. The source and availability of raw materials affecting Nova's oil and gas operations is generally limited to the availability of oil field equipment and supplies, including tubular steel products and drilling rigs, all of which currently are in sufficient supply. However, any shortages of or delays in obtaining such materials could delay drilling or production activities and adversely affect operations conducted by Nova or by operators of its properties.

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

Nova requires working capital to carry lease costs and delay rentals until arrangements can be negotiated with other entities to explore and/or develop Nova's oil and gas properties. Consistent with industry practice, working capital may be generated by the Company from proceeds of production, sales of properties and operating fees. At September 30, 1998, the Company did not operate any of its producing oil and gas properties. However, the Company does operate two exploratory properties. The Company was aggressively marketing two prospects, both in Wyoming, in an endeavor to interest industry partners in funding exploratory drilling efforts on either or both of these prospects. In October, 1997, the Company sold one of these properties to North American Resources, a subsidiary of Montana Power Company for $25,000 (55.56% of which was Nova's interest, the balance being the interest of the Robert E. McDonald Trust) and retained an overriding Royalty interest. The prospect was not drilled, and the leases expired in December, 1997. The property was put up for auction in 1998, and North American Resources was the successful bidder for the property. As a result, Nova retains a 4% overriding royalty interest in the production from the property. However, there is no guarantee that the property will be drilled or that if drilled, that drilling will be successful.

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

The majority of the value of the properties sold was related to a single producing well. If a production problem occurred at some point in the future with that well, the value of the Registrant's oil and gas reserves could have declined substantially (although there was no current indication of any problem). The sale was made to eliminate the aforementioned risk, to generate cash to improve the Company's liquidity, and for re-investment of cash in the Company's business. The Company's remaining oil and gas interests are mostly working interest in wells in the latter stages of their lives, with relatively high operating costs. In August of 1998, the Company sold all but one of its working interest wells in the Lindahl field of North Dakota for $8,895. The high operating costs of these wells and the low price of oil combined to make these wells uneconomic.

The Company retains other oil and gas interests, but due to the Company's financial position and the unfavorable prices of oil, it may consider selling these properties if the opportunity arises. The Company and Robert McDonald, its Board Chairman, are currently seeking industry participation in exploratory drilling on a prospect in Wyoming, in which the Company holds an undivided interest, with the Robert McDonald Trust, of which Mr. McDonald is Trustee, holding the balance of the interest.

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

Regulation of Production and Pricing

Production and sale of oil and gas are subject to federal and state governmental regulation, which while lessening in recent years, includes limitations on the production of oil and gas by restricting the rate of flow for oil and gas wells below their actual capacity to produce. Restrictions on the purchase prices for natural gas have largely been rescinded by the Natural Gas Decontrol Act of 1989. A phase-out of such regulations was substantially complete by mid-1993. While the effect of such deregulation cannot be determined, the predictability of gas pricing is anticipated to be substantially lessened as a result of such decontrol and changes in the operations of gas pipelines from purchasers to transporters of gas. To the Company's knowledge, as of September 30, 1998, none of the Company's gas reserves were subject to price controls.

Employees

At September 30, 1998, Nova had no full-time employees.  The
Company utilizes the services of various consultants and independent contractors with expertise in those fields of interest in which the Company is active. The Company has no contracts with these consultants.

ITEM 2.  DESCRIPTION OF PROPERTIES

PERSONAL PROPERTY

The Company's personal property consists of furniture and fixtures and technical equipment, with a total net book value at September
30, 1998 of $856.

OFFICE LEASE

In February 1997, the Company moved from a much larger office space in the downtown area into smaller space in mid-town, reducing its rental cost almost 50% over the first twelve months of its lease from approximately $2,500 per month to $1,318 per month. The Company's current office lease is a three-year lease effective February 1, 1997. The space consists of 1,517 square feet, and lease payments for the first year of the lease were $15,810. These payments increased to $18,059 during the second year of the lease, and will increase to $18,817 during the final year.

OIL AND GAS PROPERTIES

All of the Company's oil and gas properties are located within the continental United States. There are no quantities of oil and gas subject to long-term supply or similar agreements with foreign governments or authorities.

No major discovery or other favorable or adverse event is believed to have caused a significant change in the estimated proved reserves of the Company subsequent to September 30, 1998 shown in the following sections, which set forth information concerning the Company's interests in oil and gas properties.

          Proved Reserves and Present Value Information

For information concerning the Company's proved reserves and present value information, see "Supplementary Information On Oil And Gas Operations." Estimates of the Company's estimated proved oil and gas reserves and present value of the estimated future net revenues attributable to such reserves for the year ended September 30, 1998 and 1997 are based upon reports by the independent consulting firm of D. J. Low, Inc. The Company files such reports with the Securities and Exchange Commission, pursuant to regulations of that agency which also provides public access to those documents.

The Securities and Exchange Commission requires that estimates of reserves, estimates of future net revenues and the present value of estimated future net revenues be based on the assumption that oil and gas prices will remain at current levels (except for gas prices determined by fixed contracts), and that production costs will not escalate in future periods. The present value of estimated future net revenues for fiscal years 1998 and 1997 has not been adjusted for income taxes because significant net operating loss carryforwards exist for income tax and financial reporting purposes. All such estimates have been adjusted for the anticipated costs of developing proved undeveloped reserves.

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

                Production, Average Sales Price,
             and Average Production (Lifting) Costs

The following table sets forth oil and gas production (net of all royalties, overriding royalties, and other outstanding interests of other entities) attributable to the Company for the fiscal years ended September 30, 1998 and 1997 and the average sales prices and production costs per unit of production.

                                          Years Ended September 30,

                                                  1998        1997
Production:
  Oil (Bbls) . . . . . . . . . .                  3,868       5,181
  Gas (Mcf)  . . . . . . . . . .                  9,518      19,147
Average Sales Prices:
  Oil (per Bbl)  . . . . . . . .                 $12.18      $18.34
  Gas (per Mcf)  . . . . . . . .                 $ 1.41      $ 1.36
Average Production Costs
  Per Equivalent Barrel Of Oil*.                 $12.29**    $10.78

* Equivalent barrels include oil, condensate and gas. Gas is converted to equivalent barrels on the basis of 6 Mcf per equiva-lent barrel.

** In November, 1996, the Company sold most of its overriding royalty properties, leaving the majority of its production from working interest wells which have higher production costs.

                        Drilling Activity

The Company did not participate in any drilling activity during fiscal 1998 or 1997.

                Approximate Developed Acreage and
                  Productive Oil and Gas Wells

The following table identifies productive wells and sets forth an approximation of developed oil and gas acreage in which the Company owned a leasehold interest as of September 30, 1998.

                                             Productive Wells (2)

                   Developed Acres (1)      Gross (5)       Net (6)
                   Gross (3)   Net (4)     Oil    Gas     Oil  Gas
 Geographic Area

Colorado          320.00        24.10         2     -     0.15  -
North Dakota       80.00        20.00         1     -     0.25  -
Texas             160.00        40.00         1     -     0.25  -
Wyoming         1,131.72        33.84         1     -     0.03  -

    TOTAL       1,691.72       117.94         5     0     0.68  0

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

           Approximate Undeveloped Oil and Gas Acreage

The following table sets forth the approximate undeveloped oil and gas acreage in which the Company owned a leasehold interest as of September 30, 1998.

                          Undeveloped Acreage
                           Gross                    Net

     Utah                1,600.00                  800.00
     Wyoming             3,119.29                1,020.64

     TOTAL               4,719.29                1,820.64

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

       Overriding Royalty Interests in Undeveloped Acreage

The following table sets forth, as of September 30, 1998, the Company's overriding royalty interests in undeveloped oil and gas acreage.

                                 Net (2)             Company's
                   Royalty(1)    Royalty      Overriding Royalty
                    Acres         Acres              Interest

Texas                640.00         20.00              3.125%
Wyoming              497.09         15.19              3.05%

  TOTAL            1,137.09         35.19              6.175%

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

        Overriding Royalty Interests in Developed Acreage
                       and Producing Wells

The following table sets forth, as of September 30, 1998, the Company's overriding royalty interests in developed oil and gas acreage and producing wells.

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

UNDEVELOPED MINERAL PROPERTY INTERESTS

The Company currently holds a 100% interest, subject to forfeiture if a future payment is not made to its former joint venture partner-U. S. Borax- in a kaolin prospect covering approximately
3,664 acres of leases and lease options located near Redwood Falls, Minnesota. See "Mineral Operations-Paper Grade Kaolin".

The Company owns 50% mineral interest in a 160 acre parcel in Weld County, Colorado which is currently leased to Lake Fork Resources, LLC. of Denver, Colorado. This three year, paid up, 15% royalty lease will expire August 15, 2000 unless production of oil or gas is achieved.

DEVELOPED MINERAL PROPERTY INTERESTS

The Company owned a 100% working interest in 69.3 acres in Redwood County, Minnesota which were permitted for the purposes of mining kaolin clay. This property was sold in July, 1997. See "Sale of Kaolin Mine".

ITEM 3.  LEGAL PROCEEDINGS

During 1998, the Company was involved in a lawsuit against Chevron alleging underpayment of overriding royalties. This lawsuit was settled during the trial by the parties involved. Nova received
$6,200 in settlement of this matter in December 1998.

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

The Company has an outstanding balance of $16,447 with Union
Pacific Railroad. The Company does not have adequate cash to pay this invoice. The Company offered to pay $1,000 per month until the balance was paid. Union Pacific would not accept this arrangement and has referred the matter to an attorney for collection.

The Company knows of no other legal proceedings contemplated or threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No shareholder meetings were held in Fiscal 1998.

                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the over-the-counter market and is listed on the Electronic Bulletin Board under the symbol "NVNU". The following table sets forth the range of high and low closing bid prices of the Common Stock for the years ended September 30, 1998 and 1997, as reported by the National Quotation Bureau, LLC. These prices are believed to be representative of inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

                                                Bid Price
   Fiscal 1998                              High        Low
    First Quarter                         $ 0.060     $ 0.030
    Second Quarter                          0.040       0.020
    Third Quarter                           0.080       0.020
    Fourth Quarter                          0.080       0.050
                                               Bid Price
   Fiscal 1997                              High        Low
    First Quarter                         $ 0.040     $ 0.030
    Second Quarter                          0.050       0.030
    Third Quarter                           0.060       0.050
    Fourth Quarter                          0.080       0.060

The bid and asked prices for the Company's Common Stock on September 30, 1998 were $0.05 and $0.07 respectively, as reported by the National Quotation Bureau, LLC.

The number of record holders of the Company's Common Stock as of September 30, 1998 was 4,973.

Also outstanding as of September 30, 1998 were options under the Company's employee stock option plans to purchase a total of 3,473,577 shares, of Common Stock. These options are held by a total of nine persons, all but two of whom are officers, directors or employees of Nova, and are exercisable until January, 2003 at $.03 per share.

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

     (c) The Company may not be able to find industry partners to develop its oil & gas prospects.

     (d) Present and anticipated sources of funds may be insufficient to meet the Company's working capital needs.

Liquidity and Capital Resources

The Company continues to experience a severe cash flow shortage. Unless new financing is secured, and/or an agreement is made to enter into a joint venture on the Company's paper kaolin properties on terms which will provide capital and/or overhead coverage to operate this project, the Company may not be able to continue in business.

The Company does not have the present ability to make the interest payment due to its debenture holders at the end of February, 1999. The Company plans to make an offer to its debenture holders to restructure its debt, for which there is no assurance of acceptance. The Company intends to make a non-cash offer to its debenture holders, but it is possible that in order to be successful, such an offer would have to involve a partial payment of principal in cash plus stock for the balance of principal, to fully restructure the debt. At this time, the Company does not have the ability to make any such cash payments, and while it is attempting to secure funding, it does not have a source of such funds and it is not likely that a source can be obtained.

In the event the debenture interest is not paid, the debentures will be in default, and the debenture holders can accelerate the full remaining balance on the face amount of the debentures. In that event, the Company may have to seek protection under the bankruptcy laws and proceed with an orderly liquidation of its assets and discharge of its liabilities.

In the event an acceptable arrangement can be entered into with its debenture holders to restructure its debt, Management believes that it will have sufficient income to continue its business while it attempts to secure a joint venture partner for its paper kaolin project, sells an interest in such project, secures a merger partner, or secures new financing. During this period, management will continue to forgo salaries as it has done since May, 1998 unless additional funding can be obtained. Management estimates that its operations can continue for up to twelve months in this mode. In the event none of these endeavors are successful, the Company will eventually have to consider liquidation. If the Company is liquidated, trade creditors and the holders of the Company's preferred shares will have first claim on the assets of the Company, and it is unlikely that the common shareholders will receive any consideration for their shares.

The Company has suffered recurring losses and cash flow deficits from operations due to the inability of operating cash flows to cover expenses needed to maintain those operations. At September 30, 1998, the Company has an accumulated deficit of $9,445,519.
The Company's working capital decreased as of September 30, 1998 to a deficit of $55,343, from working capital of $147,876 as of September 30, 1997. Total assets decreased to $594,967 as of September 30, 1998, from $812,780 as of September 30, 1997. The decrease in both working capital and total assets was attributable primarily to the sale of the Kaolin Mine, the sale of oil and gas assets and the Company's operating loss. The Company's main source of income as it has attempted to find a partner to develop its interest in the Paper Grade Kaolin Project has been the payments from the sale of the Kaolin Mine. The Company realized a loss on its oil and gas production due to the low price of oil and the higher costs of production. The increase in total liabilities from $381,327 in 1997 to $422,430 in 1998 is due to the Company's lack of operating income while it attempts to obtain a partner for the Paper Grade Kaolin Project, and primarily to bank borrowings of $45,148 in 1998. As a result of the operating revenue and working capital decrease during the year, there are uncertainties that may have a significant impact on the Company's liquidity and which raise substantial doubt about the Company's ability to continue as a going concern.

The Company sold its Kaolin Mine in July of 1997. This resulted in cash from sales proceeds and the recovery of a reclamation deposit of $225,000 in fiscal 1997. However, the Company did not generate positive cash flow from operations in 1997. Cash used by operations during 1997 was $73,605. In 1998 the cash used by operations was $211,446.

The Company's liquidity is primarily dependent on receipt of proceeds from the installment sale of the Company's kaolin mine, income from oil and gas production, the sale of oil and gas wells, and contemplated overhead coverage and management fees in connection with the operation of its paper kaolin project. The Company intends to operate its paper-grade kaolin project with a new partner, and has structured this venture with overhead coverage and fees to cover the expenses of operating this project, but it is not certain that the Company will be successful in entering into an agreement with a partner on the basis needed to cover the costs of such operations. The Company will need to raise additional funds for working capital purposes via the private placement of securities, or some other means, the success of which cannot be determined in advance.

In order to improve liquidity, on November 14, 1996, the Company sold several oil and gas producing assets and leasehold interests, primarily overriding royalty interests in producing oil and gas wells for proceeds of $230,257, which is net of commissions and direct selling costs. The proceeds of these sales were devoted to working capital, used to offset operating losses, and reinvested in the Company's business, with the goal of developing additional sources of revenue, earnings and asset growth. Primary use of these funds has been in the Company's efforts to market its remaining oil and gas prospects, and to conduct necessary activities in connection with its paper-grade kaolin project.

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

Year 2000

Management does not believe the Company has a year 2000 problem since the bulk of its computing is performed on MacIntosh machines, and the PC which it does use for its accounting will be obsolete and its software will be replaced prior to the year 2000. The cost of replacing this equipment is not expected to be material. A PC is used for mapping and ore reserve computations, but the work done on this machine will not be affected by the year 2000 problem. Nova's business is not materially dependent on suppliers who may have year
2000 problems.

Results of Operations

The Company realized a net loss of $271,581 for the year ended September 30, 1998, compared to a net loss in the 1997 fiscal period of $360,598. Both oil and gas sales and mineral sales decreased substantially, reflecting the sale of a significant portion of the Company's producing oil & gas assets, and the sale of the Company's kaolin mine. Both mining costs and oil & gas operating costs also declined due to these sales. General and administrative costs decreased $176,415 or 40% to $259,337 for the year ended September 30, 1998 over the same period in 1997. This decrease was the result of non-recurring increased legal and accounting fees due to the Kane dispute and the asset sales, and due to the fact that the Company had ceased paying salaries in June. The Company's share of NovaChek losses in fiscal 1997 was $181,720. There were no losses attributable to NovaChek in 1998. Operations of NovaChek were unprofitable, and NovaChek was dissolved, effective December 22, 1997. Interest income was up in fiscal 1998 to $39,924, compared to $17,378 in the 1997 period. This is due to the increased imputed interest on the note receivable from Northern Con-Agg on which interest was imputed for the entire year in 1998 and only for part year in 1997.

Revenues

Mineral sales from kaolin in 1998 declined to $584 from $700,707 in fiscal 1997. Due to the sale of the Kaolin Mine in July 1997, the Company did not operate the mine at all in fiscal 1998. Gravel royalties decreased to $1,320 in 1998 from $4,414 in 1997. The Company collected royalties on the sale of gravel from land leased by the Company pursuant to an arrangement with a third party, which mined and sold the gravel. The gravel interests were sold in 1998 for $10,000. This was chiefly responsible for the decline in the 1998 mineral sales figures.

Oil and gas sales decreased $63,157 or 51% for the year ended September 30, 1998 as compared to the same period in 1997. This decrease is attributable to the sale of the Company's Overriding Royalty Interests in November, 1996, the sharp decrease in the price of oil, and the sale of some of the Company's working interest wells in 1998. A comparison of production and prices in 1998 and 1997 is as follows:

                                     1998          1997
Sales Volume
 Oil (bbls)                         3,868         5,181
 Gas (MCF)                          9,518        19,147

Average Sales Price
  Oil (bbls)                        $12.18        $18.34
  Gas (MCF)                         $ 1.41        $ 1.36

The Company realized a one-time gain on the sale of its oil & gas production interests of $76,557 in 1997.

Other revenue for the year ended September 30, 1997 consisted primarily of revenue received from an option on West Rozell Point of $2,500, and an $800 lease bonus on an oil property in which the Company had an interest. Other revenue in 1998 was $450, consisting of a refund and a payment on a small property in Colorado.

Expenses

Because of the sale of the Company's kaolin mine in 1997, mining costs from kaolin operations, including transportation and royalties, were $603,335 in fiscal 1997 compared to $0 in the 1998 period. Gravel royalties declined from $983 in fiscal 1997 to $0 in fiscal 1998. The Company sold its gravel rights in the beginning of 1998 to the company which mines and sells the gravel.

Oil & gas lease operating costs, including production taxes declined 26% in fiscal 1998 to $67,030 from $90,276. Oil and gas production costs did not decline as sharply as oil & gas sales since the majority of the oil & gas assets sold by the Company were royalties, and these have a very low cost since there is no deduction for operating costs from royalty payments.

Depreciation, depletion and amortization dropped 55% from $28,367 in 1997 to $12,892 in 1998. This was primarily resultant from the sale of oil & gas assets, although normal production decline also contributed, and to the sale of the cement kaolin mine. General and administrative expenses decreased $176,415 or 40% to $259,337 for the year ended September 30, 1998 over the same period in 1997. The decrease was the result of increased legal and accounting fees due to the Kane dispute and the asset sales, in particular, the sale of the kaolin mine, and printing and mailing costs associated with obtaining shareholder approval of the mine sale in 1997 and to the Company's discontinuing salaries in 1998.

Interest expense increased 12% or $3,493 to $31,655 in fiscal 1998 compared to fiscal 1997. The interest expense of $31,655 in fiscal 1998 resulted from interest payments on a short-term working capital loan, and the $250,000 of convertible subordinated debentures.

Commitments

The Company's current office lease is a three-year lease effective February 1, 1997. The space is 1,517 square feet, and lease payments for the first year of the lease were $15,810. These payments increased to $18,059 during the second year of the lease, and will increase to $18,817 during the final year.

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

       ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Nova Natural Resources Corporation
Denver, Colorado

We have audited the accompanying balance sheet of Nova Natural Resources Corporation as of September 30, 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Natural Resources Corporation as of September 30, 1998, and the results of its operations and its cash flows for the years ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles.

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

HEIN + ASSOCIATES LLP


Denver, Colorado
November 24, 1998

               NOVA NATURAL RESOURCES CORPORATION

                         BALANCE SHEET
                      SEPTEMBER 30, 1998


                            ASSETS
                                          1998
CURRENT ASSETS:
  Cash and equivalents                   $       462
  Accounts receivable:
    Oil and gas                                4,022
    Other                                     16,037
  Current maturities of note receivable       67,929
  Prepaid expenses and other                   5,984
                                           _________
    Total current assets                      94,434

OIL AND GAS PROPERTIES, at cost
  (using the full
  cost method of accounting):
  Unproved properties not being amortized     11,806
  Properties being amortized               5,986,639
                                           _________
                                           5,998,445
  Accumulated depreciation, depletion
    and amortization                      (5,946,334)
                                          ___________
      Net oil and gas properties              52,111

MINERAL PROPERTIES, at cost                  165,657
                                          __________
OTHER ASSETS:
  Note receivable, net of current maturities 278,359
  Deposits and Other                           3,550
  Furniture and technical equipment,
    net of accumulated depreciation
    of $66,029                                   856
                                             _______
    Total other assets                       282,765
                                             _______
TOTAL ASSETS                             $   594,967

         See accompanying notes to these financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note Payable                           $    45,148
  Current maturities of long-term debt         9,185
  Accounts payable                            45,928
  Accrued expenses                            49,516
                                           _________
      Total current liabilities              149,777
                                           _________
LONG TERM DEBT, less current maturities      272,653
                                           _________
COMMITMENTS AND CONTINGENCIES (Notes 1, 2 and 9)

STOCKHOLDERS' EQUITY

  Convertible preferred stock, $1.00
    par value; 3,000,000 shares
    authorized; 1,792,267 shares
    issued and outstanding,
    liquidation preference $1,792,267      1,792,267
  Common stock, $.10 par value;
    17,000,000 shares authorized;
    6,200,379 shares issued and
    outstanding;                             627,413
  Additional paid-in capital               7,198,376
  Accumulated deficit                     (9,445,519)
                                          ___________
     Total Stockholders' equity              172,537

TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY              $   594,967

         See accompanying notes to these financial statements.

                 NOVA NATURAL RESOURCES CORPORATION
                     STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED
                                              SEPTEMBER 30,
                                         ______________________
                                         1998             1997
                                        ______           ______
REVENUES:
  Mineral sales:
     Kaolin                          $       584      $   700,707
     Gravel Royalties                      1,320            4,414
  Oil and gas sales                       61,011          124,168
                                       _________        _________
        Total revenues                    62,915          829,289
                                       _________        _________
COSTS AND EXPENSES:
  Mining costs:
     Kaolin operations                        --          603,335
     Gravel royalties                         --              983
  Oil and gas production costs            67,030           90,276
  Depletion, depreciation, and
   amortization                           12,892           28,367
  Impairment of oil & gas properties      20,000               --
  Mining property abandonment costs        6,938            1,742
  General and administrative             259,337          435,752
                                       _________        _________
        Total costs and expenses         366,197        1,160,455
                                       _________        _________
OPERATING LOSS                          (303,282)        (331,166)

OTHER INCOME (EXPENSES):

  Equity in losses of NovaChek LLC            --         (181,720)
  Interest income                         39,924           17,378
  Interest expense                       (31,655)         (28,162)
  Gain on sale of assets                  22,982          159,566
  Other                                      450            3,506
                                       _________         ________
                                          31,701          (29,432)
                                       _________         _________

NET LOSS                             $  (271,581)     $  (360,598)
                                       ==========        =========
NET LOSS PER SHARE                          (.05)            (.06)
                                       ==========        =========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                         5,806,000        6,185,000
                                       =========        =========
         See accompanying notes to these financial statements

                              NOVA NATURAL RESOURCES CORPORATION
                              STATEMENTS OF STOCKHOLDERS' EQUITY
                            YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                    CONVERTIBLE
                                   PREFERRED STOCK                COMMON STOCK
                                  SHARES       AMOUNT         SHARES        AMOUNT
                                _________     _________     _________      ________
BALANCES, October 1, 1996        2,687,682  $  2,687,682     6,496,188   $   649,619
  Purchase and retirement of
    preferred and common stock:
       Former director            (895,415)     (895,415)     (510,342)      (51,034)
       Other                            --            --       (13,700)       (1,370)
  Contribution of stock to
    employee stock ownership plan       --            --       228,233        22,823

  Net loss                              --            --            --            --
                                 _________      _________     ________       _______
BALANCES, September 30, 1997     1,792,267   $ 1,792,267     6,200,379   $   620,038

  Purchase and retirement of
    common stock                        --            --      (411,873)      (41,187)
  Contribution of stock to
    employee stock ownership plan       --            --       485,625        48,562
  Issuance of common stock options
    to consultants for services         --            --            --            --
  Net loss                              --            --            --            --
                                 _________     _________     _________       ________
BALANCES, September 30, 1998     1,792,267   $ 1,792,267     6,274,131   $   627,413

                       See accompanying notes to these financial statements.

                            NOVA NATURAL RESOURCES CORPORATION
                      STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                         YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                   ADDITIONAL                     TOTAL
                                   PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                   CAPITAL        DEFICIT         EQUITY
BALANCES, October 1, 1996         $6,454,296  $(8,813,340)      $ 978,257
  Purchase and retirement of
    preferred and common stock:
       Former director               742,532            --       (203,917)
       Other                             822            --           (548)
  Contribution of stock to
    employee stock ownership plan     (4,564)           --         18,259
  Net loss                                --      (360,598)      (360,598)
                                   _________    __________      __________
BALANCES, September 30, 1997      $7,193,086   $(9,173,938)    $  431,453
  Purchase and retirement of
    common stock                      24,714            --        (16,473)
  Contribution of stock to
    employee stock ownership plan    (24,281)           --         24,281
  Issuance of common stock options

    to consultants for services        4,857            --          4,857
  Net loss                                --      (271,581)      (271,581)
                                    _________     _________     _________
BALANCES, September 30, 1998      $7,198,376   $(9,445,519)    $  172,537

                     See accompanying notes to financial statements.

                              NOVA NATURAL RESOURCES CORPORATION
                                   STATEMENTS OF CASH FLOWS

                                                                    FOR THE YEARS ENDED
                                                                        SEPTEMBER 30,
                                                                    ___________________
                                                                  1998               1997
                                                                 ______             ______
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $  (271,581)       $  (360,598)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depletion, depreciation and amortization                       12,892             28,367
    Impairment of oil and gas properties                           20,000                 --
    Gain on sale of assets                                        (22,982)          (159,566)
    Equity in losses of NovaChek LLC                                   --            181,720
    Contribution of stock to employee stock ownership plan         24,281             18,259
    Fair value of stock options granted to consultants              4,857                 --
    Changes in operating assets and liabilities:
       Decrease (increase) in:
         Accounts receivable                                       17,440            408,648
         Prepaid expenses and other                                 5,778             (7,821)
         Deposits                                                  (3,550)            51,000
       Increase (decrease) in:
         Accounts payable                                          14,020           (260,154)
         Accrued expenses                                         (12,601)            26,540
                                                                _________           ________
      Net cash used in operating activities                      (211,446)           (73,605)
                                                                _________           _________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                     31,813            355,000
  Investment in and advances to NovaChek LLC                        4,000            (49,003)
  Capital expenditures                                            (56,754)           (43,933)
  Collection of principal on note receivable                       61,629             46,885
                                                                _________           _________
      Net cash provided by investing activities                    40,688            308,949
                                                                _________           _________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable                             (56,200)                --
  Principal payments on long-term debt                             (7,939)            (5,687)
  Purchase and retirement of common and preferred stock           (16,473)          (159,000)
  Proceeds from notes payable                                     101,348                 --
                                                                _________            ________
  Net cash provided by (used in) financing activities              20,736            (164,687)
                                                                _________            ________

NET INCREASE(DECREASE)IN CASH AND EQUIVALENTS                    (150,022)             70,657

CASH AND EQUIVALENTS, at beginning of year                        150,484              79,827
                                                                 ________            ________
CASH AND EQUIVALENTS, at end of year                          $       462          $  150,484
                                                                =========            ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                      $    31,916          $   25,311
                                                                =========            ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Note receivable for sale of Kaolin property                 $        --          $  454,802
                                                                =========            =========
  Note payable for purchase and retirement of
   common and preferred stock                                 $        --          $   45,465
                                                                =========            =========

                                  See accompanying notes to these financial statements.

               NOVA NATURAL RESOURCES CORPORATION
                  NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Nova Natural Resources Corporation (the Company), has focused on exploring for paper grade kaolin on leases in Minnesota, seeking partners for exploration and development of gold on its properties in Alaska and seeking partners for exploratory drilling on a natural gas prospect in Wyoming. The Company does not operate any of its interests in oil and gas wells, which are principally located in the western United States.

Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The actual results could differ from those estimates.

The Company's financial statements are based on a number of estimates, including the allowance for doubtful accounts, the selection of estimated useful lives of property and equipment, and realization of the carrying value of long-lived assets. It is reasonably possible that estimates affecting the realization of long-lived assets could materially change in the forthcoming year and such revisions could be material.

Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Investment in NovaChek Limited Liability Company - The Company owned an interest in NovaChek Limited Liability Company (NovaChek
LLC) which was accounted for by the equity method. Under the equity method, the investment was recorded at cost and subsequently adjusted to recognize the Company's share of the income or losses of NovaChek LLC. Dividends or other distributions were recorded as a reduction of the investment. Recognition of losses was limited to the extent of the Company's investment in, advances to, commitments and guarantees, if any, relating to NovaChek LLC.

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

At September 30, 1998 the Company has an investment of approximately $160,000 in a single mineral property located in Minnesota. If the Company is not successful in attracting an industry partner to develop this property, it will be necessary to return the Company's interest in the property to U. S. Borax. If an industry partner is located to develop the property, it will be necessary to pay $300,000 by January 1, 2002 to acquire the ownership interest of U.S. Borax. Even if an industry partner is found, there is no assurance that commercial feasibility will be reached.

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

Amortization of the full cost pool is computed using the units-of-production method based on proved reserves as determined annually by the Company and independent petroleum engineers. The provision for depletion, depreciation, and amortization on a per equivalent barrel basis during fiscal years 1998 and 1997 was $2.15 and $2.18, respectively.

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

Earnings Per Share - Net loss per common share is presented in accordance with the provisions of Statements of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 replaces the presentation of primary and fully diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under FAS 128, basic EPS excludes dilution for potential common shares and is computed by dividing the net loss by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue the common stock were exercised or converted into common stock and resulted in the issuance of common stock. Basic and diluted EPS are the same in 1998 and 1997 as all potential common shares were antidilutive.

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

Impact of Recently Issued Accounting Standards - Statement of Financial Accounting Standards 131 (FAS 131) "Disclosures About Segments of an Enterprise and Related Information" establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. FAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. FAS 131 is effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management has been unable to fully evaluate the impact, if any, of this standard on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

Reclassifications - Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on the 1997 net loss.

(2)  UNCERTAINTY OF FUTURE OPERATIONS

The financial statements have been prepared assuming that the Company will continue as a going concern. Certain factors, discussed below, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has suffered recurring losses and cash flow deficits from operations. At September 30, 1998, the Company has an accumulated deficit of $9,446,000. At September 30, 1998, the Company has a working capital of $55,000 and stockholders' equity of $173,000. Accordingly, the Company's current capital resources are not sufficient to fund continued operating losses. In order to improve liquidity, the Company has sold a substantial portion of the Company's operating assets. The future viability of the Company is dependent upon the ability of the Company to obtain additional equity or debt financing and to ultimately achieve profitable operations.

(3)  SALE OF ASSETS:

On November 14, 1996, the Company sold several oil and gas producing assets and leasehold interests, primarily overriding royalty interests in producing oil and gas wells in the Wyoming Overthrust Belt (an estimated 6,976 bbls of oil and an estimated 282,127 mcf of gas), effective as of November 1, 1996. Proceeds from this sale, net of commissions and direct selling costs, were $230,257. The Company recognized a gain on sale of $76,557 related to this transaction.

In July 1997, the Company obtained shareholder approval to close the sale of its cement-grade Kaolin mine, including certain mineral leases and technical equipment. The Company received cash at closing of $125,000 and the purchaser executed a note which provided for installments of $50,000 in August and December of each year through August 2001 and a final installment of $125,000 in December 2001. Payments under the note are collateralized by the property and equipment conveyed to the purchaser. The Company imputed interest at 10% to arrive at the present value of the note of $454,801 on the closing date. The Company recognized a gain of $83,009 on this transaction. Management estimates that fair value of the note receivable is approximately equal to the carrying value at September 30, 1998.

(4)   INVESTMENT IN NOVACHEK LLC

On April 1, 1996 the Company organized NovaChek LLC to recover precious metals from off-shore mining leases located near Nome, Alaska, utilizing a dredging operation.

The Company contributed mineral leasehold interests and $118,750 in cash for a 42% voting interest in NovaChek LLC. An additional 4.125% interest in NovaChek LLC was held by affiliates of the Company. NovaChek LLC was managed by the Company and Chek Technologies and Exploration, LLC (Chek) which owned a 38.75% interest in NovaChek LLC. The Company was entitled to receive an annual management fee of $65,000 from NovaChek LLC. However, no management fee was ever collected or recorded by the Company.

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

The condensed statements of operations of NovaChek LLC for the year ended September 30, 1997 is presented below.

                                   1997
                                  ______

Gold and silver sales          $  45,850
Operating expenses              (140,405)
Impairment expense              (334,721)
                               _________
       Net loss                $(429,276)
                               ==========
(5)   DEBT FINANCING:

Note Payable - At September 30, 1998, the Company has a note payable to a bank with an outstanding principal balance of $45,148. The note provides for interest at a variable rate (10.25% at September 30, 1998) and the outstanding balance was due and repaid in December, 1998. This loan is collateralized by land that is owned by an officer and director of the Company.

Long-Term Debt - On April 1, 1996, the Company issued $250,000 of convertible debentures. These debentures provide for interest payments at an annual rate of 10%, payable semi-annually, and are due on April 1, 2001, but are redeemable in common stock by the Company after March 31, 1998. The debentures are convertible into the Company's common stock at the rate of one share of stock for each $0.15 of principal, which would result in the issuance of 1,666,667 common shares if so converted. In June 1996, holders of $175,000 of the debentures, of which $40,625 of debentures are held by affiliates, agreed that the Company could redeem such debentures after September 1, 1996, provided that such early redemption is effected at $0.10 per common share and the payment of six months advance interest. No such early redemption has been made to date. Management believes the fair value of the convertible debentures was approximately $125,000 at September 30, 1998.

The following is a summary of long-term debt as of September 30, 1998:

     Convertible debentures                          $250,000

     Contract payable in connection with purchase and retirement of common and convertible preferred stock, interest imputed at 10%, payable in
     installments of $6,000 in August and December
     of each year through August 2001, final payment
     of $1,008 due in December 2001.                   31,838
                                                     ________
         Total                                        281,838
     Less current maturities                           (9,185)
                                                     _________
         Long-term debt, less current maturities     $272,653

Aggregate maturities required on long-term debt at September 30, 1998, are as follows:

Year Ending September 30,

     1999                                $  9,185
     2000                                  10,124
     2001                                 261,553
     2002                                     976
                                         ________
                                         $281,838
                                         ========

(6)   INCOME TAXES

The components of the net deferred tax asset and liabilities at September 30, 1998 and 1997 are as follows:

                                             1998                 1997
Deferred tax assets-
  Net operating loss carryforward        $ 1,940,000           $ 2,152,000
  Less valuation allowance                (1,913,000)           (2,069,000)
                                          __________             __________
      Net deferred tax asset                  27,000                83,000

Deferred tax liabilities-
  Depletion, depreciation, amortization,
  and valuation allowance for income tax
  purposes in excess of amounts for
  financial statement purposes               (27,000)             (83,000)
                                          __________             _________

      Net deferred tax asset            $        --            $     --
                                         ===========             =========

The Company has net operating loss carryforwards at September 30, 1998 for federal income tax reporting purposes of approximately $5,200,000. These carryforwards expire in varying amounts through 2018. The valuation allowance decreased by $156,000 during the current year mainly due to expiring net operating loss carryforwards.

(7)   STOCKHOLDERS' EQUITY

Preferred Stock - The Company's preferred stock outstanding is convertible into 3,584,534 shares of common stock. The preferred shares contain 2-for-1 voting rights, have a $1.00 liquidation preference and have no stated dividend rate.

Stock Option Plans - The Company has approved three stock option plans for the benefit of Company employees and key personnel. The first plan is the Nova Natural Resources Corporation 1989 Nonqualified Stock Option Plan (the "1989 Nonqualified Plan") and the second plan is the Nova Natural Resources Corporation 1989 Incentive Stock Option Plan, a qualified plan (the "Incentive Plan"). Both plans include terms whereby participants are issued options to purchase shares of the Company's common stock at the market price at the time of grant. The options are exercisable at the date of grant and expire five years after the date of grant. Options granted to employees under both plans who subsequently terminate employment with the Company are canceled if not exercised within three months after termination of employment. Pursuant to these plans, no options were permitted to be granted after 1994. No options were outstanding under either of these plans as of September 30, 1998. Activity in the stock option plans for the years ended September 30, 1998 and 1997 is as follows

                                                   Incentive Plan            Non-qualified Plan
                                                          Weighted                          Weighted
                                                          Average                           Average
                                             Number of    Exercise Price  Number of         Exercise Price
                                              Shares      Per Share         Shares          Per Share
Outstanding, October 1, 1996                600,000       $  .105          600,000          $  .104
       Expired                                   --            --         (200,000)            .063
                                           ________                        _______
Outstanding, September 30, 1997             600,000          .105          400,000             .105
       Cancelled                           (600,000)         .105         (400,000)            .105
                                           ________                        _______
Outstanding, September 30, 1998                  --                             --
                                           ========                        =======

During 1998, the Board of Directors adopted the 1998 Nonqualified Stock Option Plan (the "1998 Plan") whereby 4,500,000 shares were reserved for issuance. The 1998 Plan provides that the exercise price of the options should be equal to the market price of the Company's common stock on the date of grant and the options expire five years after the date of grant. No options may be granted under the 1998 Plan after January 2003.

For the year ended September 30, 1998, the Company granted options for 200,000 shares to consultants and 3,273,577 shares to officers, directors and employees of the Company. All of the options are vested and exercisable at $.03 per share. If not previously exercised, all of the options expire in January, 2003.

Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options which are granted to employees. Accordingly, no compensation cost is recognized for grants of options to employees if the exercise prices were not less than the market value of the Company's common stock on the measurement dates. The Company did not grant any stock options in 1997. For 1998, if compensation cost had been determined based on the fair value at the measurement dates consistent with the method of FAS 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below.

  Net loss:
      As reported                    $  (271,581)
      Pro forma                         (363,181)
  Net loss per common share:
      As reported                    $      (.05)
      Pro forma                             (.06)

For purposes of the above pro forma amounts, the weighted average fair value of options granted to employees for the years ended September 30, 1998 was $.028 per share. The fair value of each employee option granted in 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

  Expected volatility                     207%
  Risk-free interest rate                 5.6%
  Expected dividends                        0%
  Expected terms (in years)               3.0

Stock Ownership Plan - The Company has also established the "Nova Natural Resources Corporation Employee Stock Ownership Plan" (the ESOP Plan) for all employees. The ESOP Plan provides for contributions of Company stock to a trust in an amount determined by the Board of Directors. The Company's contributions to the Plan during the year ended September 30, 1997 amounted to 228,233 shares of common stock with an aggregate value of $18,259. For the year ended September 30, 1998, the Company's contributions to the Plan amounted to 485,625 shares with an aggregate value of $24,281.

(8)   RELATED PARTY TRANSACTIONS

The Company owns interests in various producing and non-producing mineral properties with the REM Family Trust ("the Trust"), a trust in which the Chairman of the Company is the trustee. The Trust also held a royalty interest on the Company's cement grade kaolin property. Royalty expense, under this agreement, was $0 and $3,309 in 1998 and 1998, respectively.

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

During fiscal 1997, the Company offered to purchase common shares from shareholders desiring to sell for $.04 per share. Through September 30, 1997, the Company purchased and retired 13,700 shares for $548. During fiscal 1998, an additional 411,873 shares were purchased for $16,473 and retired.

Leases - Future minimum rental payments for office facilities under the remaining terms of noncancelable leases are $18,564, and $7,841 for the fiscal years ending September 30, 1999 and 2000, respectively. Net rental payments charged to expense under all operating leases amounted to $15,670 in 1998 and $21,607 in 1997.

(10)  INDUSTRY SEGMENTS AND MAJOR CUSTOMER

Segment Information - The Company conducts all of its operations within the United States, which consist principally of oil and gas exploration and production and mining. There are no sales or other transactions between these two business segments. Presented below is information concerning the Company's business segments for the years ended September 30, 1998 and 1997:

                                               1998          1997
REVENUE:
    Oil and gas                              $   61,011     $  124,168
    Mining                                        1,904        705,121
                                               ________      _________
                                             $   62,915     $  829,289
                                               ========      =========
OPERATING INCOME (LOSS):
    Oil and gas                              $  (77,729)    $  (48,112)
    Mining                                      (45,034)      (143,805)
    General corporate activities               (180,519)      (139,249)
                                              _________       _________
                                             $ (303,282)    $ (331,166)
                                              =========       ==========
DEPRECIATION AND DEPLETION:
    Oil and gas                              $   11,710     $    18,216
    Mining                                            -           8,975
    General corporate activities                  1,182           1,176
                                               ________         _______
                                             $   12,892     $    28,367
                                               =========        =======
IDENTIFIABLE ASSETS, net:
    Oil and gas                              $   56,133     $   108,192
    Mining                                      527,982         531,990
    General corporate activities                 10,852         172,598
                                              _________       _________
                                             $  594,967     $   812,780
                                              =========       =========
CAPITAL EXPENDITURES INCURRED:
    Oil and gas                              $    4,251     $    12,985
    Mining                                       55,003          29,356
    General corporate activities                      -           1,600
                                              _________       _________
                                            $    59,254     $    43,941
                                              =========       =========

Major Customer - For the year ended September 30, 1997, the Company had one mining customer that accounted for 72.0% of total revenue.

(11)  DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES:

All oil and gas operations of the Company and its subsidiaries are conducted in the United States. Capitalized costs relating to oil and gas producing activities are as follows:
                                                       September 30,
                                                  1998           1997
Unproved properties not being amortized       $    11,806   $    33,750
Properties being amortized:
   Unproved properties                            116,898        90,703
   Proved properties                            5,869,741     5,891,554
                                                _________     _________
                                                5,998,445     6,016,007
Accumulated depreciation, depletion and
  amortization                                 (5,946,334)   (5,914,624)
                                                __________    _________
                                              $    52,111   $   101,383
                                                ==========    =========

Costs incurred in oil and gas producing activities, whether capitalized or expensed, during the years ended September 30, 1998 and 1997 are as follows:

                                                  1998           1997
                                               _________       _________
  Acquisition costs                           $        -      $        -
                                               =========       =========
  Exploration costs                           $    4,251      $   12,986
                                               =========       =========
  Development costs                           $       --      $       --
                                               =========       =========

Estimated Quantities of Proved Oil and Gas Reserves (Unaudited) - Proved oil and gas reserves are the estimated quantities of crude oil and natural gas, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells and existing equipment and operating methods. However, reserve information should not be construed as the current market value of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves. Reserve calculations involve the estimation of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. These estimates are based on numerous factors, many of which are variable and uncertain. Accordingly, it is common for the actual production and revenues to vary from earlier estimates.

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

Set forth below is the unaudited summary of the changes in the net quantities of the Company's proved oil (bbls) and natural gas (mcf) reserves for the years ended September 30, 1998 and 1997:

                                             1998                   1997
                                       (bbls      (mcf)       (bbls      (mcf)

Proved reserves-beginning of year      22,973     62,463      32,378    358,036
    Revisions of previous estimates       979     17,999       2,752      5,701
    Sales of reserves-in-place         (8,150)   (40,697)     (6,976)  (282,127)
    Production                         (3,868)    (9,518)     (5,181)   (19,147)

Proved reserves-end of year            11,934     30,247      22,973     62,463
                                       ======     =======     ======    =======
Proved developed reserves:
  Beginning of year                    22,973     62,463      32,378    358,036
                                       ======    =======      ======    =======
  End of year                          11,934     30,247      22,973     62,463
                                       ======     ======      ======    =======

Standardized Measure of Discounted Future Net Cash Flows (Unaudited) - The following presentations contain no provision for estimated future income tax expenses due primarily to net operating loss carryforwards and tax credits. The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at September 30, 1998 and 1997, is as follows:

                                                      1998            1997

Future cash in-flows                             $   189,241     $   433,301
Future production costs                             (126,211)       (294,614)
Future development costs                                   -          (5,000)
                                                   _________       _________
      Future net cash flows                           63,030         133,687

10% annual discount for estimated
  timing of cash flows                               (22,725)       (35,047)
                                                   _________       _________
      Standardized measure of discounted
        future net cash flows                    $    40,305     $    98,640
                                                   =========       =========

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 1998 and 1997:


                                                     1998            1997
Standardized measure of discounted future
  net cash flows at beginning of year            $    98,640     $   489,291
Sales of oil and gas produced,
  net of production costs                              6,019         (33,892)
Sales of reserves-in-place                           (53,680)       (301,413)
Net changes in prices and production costs           (11,115)        (75,536)
Revisions of previous quantity estimates and other   (14,344)         (8,998)
Changes in development costs                           4,921              --
Accretion of discount                                  9,864          29,188
                                                    ________         _______
    Standardized measures of discounted future
      net cash flows at end of year              $    40,305     $    98,640
                                                    ========         =======

The Company estimates net quantities of proved reserves of oil and gas and calculates the standardized measure of discounted future net cash flows using current prices in effect at the end of each fiscal year.

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

In September, 1997 the Company engaged the firm of Hein +
Associates LLP to audit the Company's financial statements as of September 30, 1997. The Company has engaged Hein + Associates LLP to audit the Company's 1998 Financial Statements.

                            PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The directors of the Company are set forth in the following table:


Name and Positions                            Served as
 Held With the Company                      Age     Director Since

John R. Parker, Chairman of the
  Board (1)                                  52      April 22, 1986

Robert E. McDonald,(2)
                                             70      April 22, 1986

Brian B. Spillane, President and
  Chief Executive Officer (3)                62      April 22, 1986

Milton O. Childers
  Exploration Manager                        70      April 22, 1986

Robert W. Meier (2)                          62      April 22, 1986


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

Executive Officers

The following table sets forth the executive officers of the
Company:

  Name and Officer                Age     Served as Officer Since

Brian B. Spillane
  President and Chief
  Executive Officer                62           April 1, 1989

James R. Schaff
  Secretary and Treasurer
  Manager of Lands                 43           May 2, 1996

Milton O. Childers
  Vice President of Exploration,
  and Assistant Secretary          70           January 22, 1993


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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of the Chief Executive Officer, the Exploration
Manager and the Land Manager of the Company as of September 30, 1998, 1997, and 1996 for services in all capacities to the Company.

                      Summary Compensation Table

                                            Long Term Compensation
                              Annual
                           Compensation             Awards
    Name and                 Salary    Restricted Stock     Options
Principal Position   Year       $          Award ($)*           #

Brian B. Spillane    1998     32,250          8,063         600,000
     CEO             1997     51,600          5,160              --
                     1996     50,120             --              --

Milton O. Childers   1998     31,500          7,875         473,577
Exploration V.P.     1997     50,400          5,040              --
                     1996     50,240             --              --

James R. Schaff
Secretary/Treasurer  1998     31,125          7,781         550,000
Manager of Lands     1997     49,800          4,980              --
                     1996     48,930             --              --

*ESOP contribution

                       Option Grants in Last Fiscal Year

                         Individual Grants
                                    % of Total
                       Options      Options Granted  Exercise or
                       Granted/     to Employees      Base Price  Expiration
     Name             (Expired)     in Fiscal Year      ($/sh)       Date

Brian B. Spillane     800,000             17%           $.03        1/30/03
Brian B. Spillane    (200,000)             -             .105       4/01/99
Milton O. Childers    673,577             13%            .03        1/30/03
Milton O. Childers   (200,000)             -             .105       4/01/99
James R. Schaff       750,000             26%            .03        1/30/03
James R. Schaff      (200,000)             -             .105       4/01/99
Mary F. Mernah        150,000              5%            .03        1/30/03
Robert E. McDonald    300,000             11%            .03        1/30/03
Robert E. McDonald   (200,000)             -             .105       4/01/99
John R. Parker        300,000             11%            .03        1/30/03
John R. Parker       (200,000)             -             .105       4/01/99
Robert Meier          300,000             11%            .03        1/30/03
Robert Meier         (200,000)             -             .105       4/01/99
Charles P. Klass      100,000              3%            .03        1/30/03
David Rath            100,000              3%            .03        1/30/03

                 Employee Stock Option Plans

The Company had two stock option plans for the benefit of Company employees and key personnel. The first plan was the Nova Natural Resources Corporation 1989 Non-qualified Stock Option Plan (the "Non-qualified Plan") and the second plan was the Nova Natural Resources Corporation 1989 Incentive Stock Option Plan, a qualified plan (the "Incentive Plan"). Both plans expired in 1994. In February 1996, the Company granted nonqualified options for 50,000 shares to an officer. These options were exercisable at $.05 per share for five years and were not granted pursuant to either of the stock option plans discussed above. In December 1997, the Board of Directors and the officer agreed to cancel these options.

In January, 1998 the Board of Directors approved the Nova Natural Resources Corporation Nonqualified Stock Option Plan. A total of 4,500,000 shares of the Company's Common Stock have been reserved for issuance under the terms of the two Plans.

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

As of September 30, 1998, 597,086, 254,030 and 395,747 shares have been allocated to accounts of Messrs. Spillane, Schaff, and Childers, respectively. No other current officers or directors of Nova are currently eligible to participate in the plan. A total of 485,625 shares were contributed to the plan in 1998. In 1997, 228,233 shares were contributed.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Principal Shareholders

The following table sets forth the only persons known to the Company, as of September 30, 1998, to own beneficially more than 5% of the Company's Common Stock, $.10 par value, or the Company's Convertible Preferred Stock, $1.00 par value, the Company's only classes of issued and outstanding voting securities. Except as otherwise noted in the footnotes to the table, each person named has sole voting and investment powers relating to his shares.

Name and Address               Amount and Nature of        Percent
of Beneficial Owner            Beneficial Ownership        of Class

Preferred Stock

Robert E. McDonald                   794,421 (1)           44.3%
P.O. Box 6323
Denver, CO 80206-6323

Karen McDonald                       794,420 (2)           44.3%
2575 Corte Casitas
Carlsbad, CA 92009

Brian B. Spillane                    203,426 (5)           11.4%
789 Sherman St., Ste. 550
Denver, CO 80203

Common Stock

Robert E. McDonald                   484,851 (1)           7.73%
P.O. Box 6323
Denver, CO  80206-6323

Karen McDonald                       484,850 (2)           7.73%
2575 Corte Casitas
Carlsbad, CA 92009

James R. Schaff                      314,337 (3)           5.01%
789 Sherman St. #550
Denver, CO 80203

Milton O. Childers                   625,744 (4)           9.97%
17939 E. Brown Place
Aurora, CO 80013

Brian B. Spillane                    713,028 (5)          11.37%
255 S. Eudora
Denver, CO 80222

(1) The preferred and common shares are held by the REM Family Trust, in which Mr. McDonald is the Trustee. Does not include 300,000 shares underlying stock options held by Mr. McDonald. Includes options held by two officers and directors and one director of the Company to purchase an aggregate of 561,788 shares of common stock directly from Mr. McDonald, all exercisable at $.10 per share at any time on or before April 3, 2003. Does not include 62,500 shares which would be issued were Mr. McDonald to elect to convert his $9,375 face amount of convertible subordinated debentures to common stock.

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

(3) Consists of 254,030 shares vested in his account under the Esop plan. Does not include 750,000 shares underlying stock options held by Mr. Schaff, nor does it include 20,833 shares which would be issued were Mr. Schaff to elect to convert his $3,125 face amount of convertible subordinated debentures to common stock.

(4) Consists of 225,154 shares owned by Mr. Childers, 4,843 shares held by Mr. Childers' wife and 395,747 shares vested under the ESOP, but does not include options to purchase 186,789 shares directly from Mr. McDonald, options to purchase 186,788 shares from Ms. McDonald, or options to purchase 673,577 shares from the Company. Does not include 62,500 shares which would be issued were Mr. Childers to elect to convert his $9,375 face amount of convertible subordinated debentures to common stock.

(5) Consists of 597,086 shares vested in his account under the ESOP, but does not include options owned by Mr. Spillane to purchase 250,000 shares directly from Mr. McDonald, options to purchase 250,000 shares directly from Ms. McDonald, or options to purchase 800,000 shares from the Company. Does not include 83,333 shares which would be issued were Mr. Spillane to elect to convert his $12,500 face amount of convertible subordinated debentures to common stock.

The following table shows, at September 30, 1998, the shares of the Company's outstanding Common Stock, $.10 par value (6,274,131 shares), beneficially owned by each of the officers and directors of the Company and the shares beneficially owned by all of the officers and directors as a group. Except as otherwise noted in the footnotes to the table, each person named has sole voting and investment powers related to his shares.

    Name of                 Amount and Nature of     Percent
Beneficial Owner            Beneficial Ownership     of Class

Robert E. McDonald               484,851 (1)           7.73%
Brian B. Spillane                713,028 (3)          11.37%
James R. Schaff                  314,337 (4)           5.01%
Milton O. Childers               625,744 (5)           9.97%
Robert W. Meier                  193,178 (6)           3.08%
John R. Parker                        -- (7)            (2)

All Directors and Officers
as a group (7 persons)         2,331,138              37.16%


    (1)  See note (1) of the preceding table.

    (2)  Less than 1%.

    (3)  See note (5) of the preceding table.

    (4)  See note (3) of the preceding table.

    (5)  See note (4) of the preceding table.

    (6) Does not include 300,000 shares underlying stock options held by Mr. Meier. Does not include 41,667 shares which would be issued were Mr. Meier to elect to convert his $6,250 face amount of convertible subordinated debentures to common stock.

    (7) Does not include options owned by Mr. Parker to purchase 125,000 shares directly from Mr. McDonald, options to purchase 125,000 shares directly from Ms. McDonald, or options to purchase 300,000 shares from the company. Does not include 41,667 shares which would be issued were Mr. Parker to elect to convert his $6,250 face amount of convertible subordinated debentures to common stock.

The following table shows as of September 30, 1998, the shares of the Company's Common Stock which would be held by Officers and Directors, $.10 par value, assuming full conversion of the Preferred Stock, full exercise of all options, and full conversion of convertible subordinated debentures.

    Name of                 Amount and Nature of        Percent
Beneficial Owner            Beneficial Ownership        of Class

Robert E. McDonald             1,874,404                12.50%
Brian B. Spillane              2,503,213                16.69%
James R. Schaff                1,085,170                 7.24%
Milton O. Childers             1,735,398                11.57%
Robert W. Meier                  534,845                 3.57%
John R. Parker                   591,667                 3.95%

All Directors and Officers
as a group (7 persons)         8,324,697                55.52%

If full conversion of all outstanding shares of convertible preferred stock, options, and convertible subordinated debentures occurred, the Company would have outstanding 14,998,909 shares of its Common Stock.

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

In November, 1997 the Company received a check for $25,000 as a prospect fee for an oil prospect in Wyoming. The Company owned 55% of the prospect with the Trust owning the remaining 45%. The Company paid the Trust $11,250 for its interest in this prospect. If the prospect was not drilled or a lease extension granted before December 31, 1997, the leases on this particular prospect would expire.

The prospect was not drilled, and the leases expired in December, 1997. The property was put up for auction in 1998, and the company which bought them from Nova was the successful bidder for the property. As a result, Nova and the Trust retain a 4% overriding royalty interest in any production from the property. However, there is no guarantee that the property will be drilled or that if drilled, that drilling will be successful. The Company and the Trust also share ownership in one gas prospect in Wyoming.

Messrs. McDonald and Spillane guaranteed and collateralized a line of credit in the amount of $100,000 on behalf of the Company during calendar year 1998. The Company paid the fees and interest on this loan, and it was repaid from the proceeds of the installment payments received by the Company in August and December, 1998. At September 30, 1998, the balance outstanding on this loan was $45,148, and the maximum amount borrowed was approximately $78,000. The loan was fully paid by the Company in December 1998. Messrs. McDonald and Spillane received no consideration of any kind in return for guaranteeing and collateralizing this loan facility.

There have been no other significant transactions between the Company and officers or directors of the Company during the fiscal year ended September 30, 1998. See also "Item 10. Executive
Compensation".

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

 (ii)       Nova Natural Resources Corporation 1987 Non-qualified
Stock Option Plan and 1987 Incentive Stock Option Plan.

(iii)       Report on Form 8-K date of report March 4, 1997.

(iv)        Report on Form 8-K, date of report May 5, 1997.

 (v)        Report SC 13E4, date of report June 13, 1997.

(vi)        Report on form 8-K, date of report October 9, 1997.

(vii)       No 8-K's were filed in the last quarter of fiscal 1998.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Nova Natural Resources Corporation has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Denver, Colorado on this 13th day of January, 1999.

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

Signature                      Title                           Date


/s/ Robert E. McDonald        Director                   01-13-99
Robert E. McDonald

/s/ Brian B. Spillane         President, Chief           01-13-99
Brian B. Spillane             Executive Officer

/s/ James R. Schaff           Secretary and Treasurer    01-13-99
James R. Schaff

/s/ Milton O. Childers        Director                   01-13-99
Milton O. Childers

/s/ John R. Parker            Chairman of                01-13-99
John R. Parker                the Board

/s/ Robert W. Meier           Director                   01-13-99
Robert W. Meier