Form 10QSB
period 1998-12-31
NOVA NATURAL RESOURCES CORP
filed 1999-02-16
CIK 792935

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1998

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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,274,131

  Transitional Small Business Disclosure Format (Check One):
    Yes   ; No X

               NOVA NATURAL RESOURCES CORPORATION

                         BALANCE SHEET
                       DECEMBER 31, 1998
                          (Unaudited)

                            ASSETS

CURRENT ASSETS:
  Cash and equivalents                   $     6,318
  Accounts receivable:
    Oil and gas                                1,898
    Other                                      4,011
  Current maturities of note receivable       70,200
  Prepaid expenses and other                   5,570
                                           _________
    Total current assets                      87,997

OIL AND GAS PROPERTIES, at cost
  (using the full
  cost method of accounting):
  Unproved properties not being amortized     11,806
  Properties being amortized               5,986,639
                                           _________
                                           5,998,445
  Accumulated depreciation, depletion
    and amortization                      (5,949,310)
                                          ___________
      Net oil and gas properties              49,135

MINERAL PROPERTIES, at cost                  171,915

OTHER ASSETS:
  Note receivable, net of current maturities 237,662
  Furniture and technical equipment,
    net of accumulated depreciation
    of $127,399                                  680
                                             _______
    Total other assets                       238,342
                                             _______
TOTAL ASSETS                             $   547,389
                                             =======

         See accompanying notes to these financial statements.

               NOVA NATURAL RESOURCES CORPORATION

                      DECEMBER 31, 1998
                         (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt   $    14,441
  Accounts payable                            45,392
  Accrued expenses                            57,849
                                           _________
      Total current liabilities              117,682
                                           _________
LONG TERM DEBT, less current maturities      268,164
                                           _________

STOCKHOLDERS' EQUITY

  Convertible preferred stock, $1.00
    par value; 3,000,000 shares
    authorized; 1,792,267 shares
    issued and outstanding,
    liquidation preference $1,792,267      1,792,267
  Common stock, $.10 par value;
    17,000,000 shares authorized;
    6,274,131 shares issued and
    outstanding;                             627,413
  Additional paid-in capital               7,198,376
  Accumulated deficit                     (9,456,513)
                                          ___________
     Total Stockholders' equity              161,543

TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY              $   547,389
                                             =======

         See accompanying notes to these financial statements.

                 NOVA NATURAL RESOURCES CORPORATION
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                           THREE MONTHS ENDED
                                     DECEMBER 31,     DECEMBER 31,
                                         1998             1997
                                        ______           ______
REVENUES:
  Mineral sales:
     Kaolin                          $         -      $       584
     Gravel Royalties                          -            1,320
  Oil and gas sales                        8,787           20,767
                                       _________        _________
        Total revenues                     8,787           22,671
                                       _________        _________
COSTS AND EXPENSES:
  Oil and gas production costs             3,505           21,165
  Depletion, depreciation, and
   amortization                            3,153            4,384
  Mining property abandonments                 -            5,813
  General and administrative              20,023           86,993
                                       _________        _________
        Total costs and expenses          26,681          118,355
                                       _________        _________
OPERATING LOSS                           (17,894)         (95,684)

OTHER INCOME (EXPENSES):

  Interest income                          8,550           11,817
  Interest expense                        (7,897)          (7,226)
  Other income                             6,246                -
                                       _________         ________
                                           6,899            4,591
                                       _________         _________

NET LOSS                             $   (10,995)     $   (91,093)
                                       ==========        =========
NET LOSS PER SHARE                          (.00)            (.02)
                                       ==========        =========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                         6,274,131        5,788,939
                                       =========        =========
         See accompanying notes to these financial statements

                              NOVA NATURAL RESOURCES CORPORATION
                              CONDENSED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                    THREE MONTHS ENDED
                                                               DECEMBER 31,       DECEMBER 31,
                                                                  1998               1997
                                                                 ______             ______
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $   (10,995)       $   (91,093)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depletion, depreciation and amortization                        3,153              4,384
    Gain on sale of assets                                             --                 --
    Changes in operating assets and liabilities:
       Decrease (increase) in:
         Accounts receivable                                       13,456             15,318
         Prepaid expenses and other                                 4,658             (1,640)
         Deposits                                                      --                 --
       Increase (decrease) in:
         Accounts payable                                           3,142            (53,132)
         Accrued expenses                                           7,017             53,324
                                                                _________           ________
      Net cash provided by (used in) operating activities          20,431            (72,839)
                                                                _________           _________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                         --             13,890
  Capital expenditures                                             (6,259)           (16,991)
  Collection of principal on note receivable                       38,425             36,366
                                                                _________           _________
      Net cash provided by (used in) investing activities          32,166             33,265
                                                                _________           _________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable                             (45,148)
  Principal payments on long-term debt                                 --              (4,670)
  Purchase and retirement of common and preferred stock                --             (16,458)
                                                                _________            ________
  Net cash provided by (used in) financing activities             (45,148)            (21,128)
                                                                _________            ________

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                         7,449             (60,702)
                                                                _________            ________
CASH AND EQUIVALENTS, at beginning of year                         (1,131)            150,485
                                                                _________            ________
CASH AND EQUIVALENTS, at end of year                          $     6,318          $   89,783
                                                                =========            ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                      $       880          $       --
                                                                =========            ========

                                  See accompanying notes to these financial statements.

                    NOVA NATURAL RESOURCES CORPORATION
                 Notes to Condensed Financial Statements
              Three Months Ended December 31, 1998 and 1997

(1) The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at December 31, 1998 and the results of operations for the three month period ended December 31, 1998 and 1997. Certain amounts have been reclassified for comparability with the 1997 presentation. Quarterly results are not necessarily indicative of expected annual results because of fluctuations in the price received for oil and gas products, demand for natural gas, and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended September 30, 1998, previously filed with the Securities and Exchange Commission.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                              OF OPERATIONS

     FORWARD-LOOKING STATEMENTS

     Managements discussion of anticipated future operations contains predictions and projections which may constitute forward looking statements. The Private Securities Litigation Reform Act of 1995, including provisions contained in Section 21E of the Securities Exchange Act of 1934, provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

(a) The Company may not be able to enter into an agreement with a new partner to assist the Company in carrying its paper-grade kaolin project to the commercial feasibility stage on terms acceptable to Nova, or otherwise fund this project on an interim basis.

(b) The paper-grade kaolin project may encounter difficulties, currently unforeseen, which will prevent attainment of commercial feasibility.

(c) The Company may not be able to find industry partners to evaluate its oil & gas prospects. Low oil and gas prices have resulted in reduced exploration budgets, which have made it much more difficult to put together drilling arrangements on exploratory prospects than has previously been the case.

(d) Present and anticipated sources of funds may be insufficient to meet the Company's working capital needs.

     RESULTS OF OPERATIONS

     The Company realized an operating loss for the first quarter of fiscal 1999, the three month period ended December 31, 1998 of $17,894 compared to an operating loss of $95,684 for the same period in 1997. A $66,970 reduction in General and Administrative costs was chiefly responsible for the lower operating loss in the fiscal 1999 quarter coupled with reduced oil and gas production costs. The lower G&A costs reflect the elimination of staff salaries and a continual campaign to reduce costs in every area of the Company's operations.

     No mineral product sales were recorded for the three months ended December 31, 1998 compared to mineral sales of $584 for the same period in 1997. In July, 1997 the Company obtained shareholder approval for the sale of its cement-grade Kaolin mine. The sale of this mine accounts for the drop in mineral sales. The Company has also sold its gravel royalty, and no longer realizes income from gravel sales.

     Oil and gas sales for the three months ended December 31, 1998 decreased $11,980 or 58% to $8,787 compared to $20,767 for the three months ended December 31, 1997. The Company sold several oil & gas producing assets during the first quarter of fiscal 1997 (as of November 1, 1996), primarily overriding royalty interests in producing oil & gas wells in the Wyoming Overthrust Belt, and sold other smaller production interests during the 1998 fiscal year. The decrease in oil and gas sales is primarily attributable to the lower volume of oil and gas produced net to the Company's interest as a result of these sales, and to the substantial decrease in the price of oil during the past year, which has resulted in severely depressed oil prices during the three months ended December 31, 1998. The Company's future oil and gas production volumes and sales revenues will be at this substantially reduced level, less the effect of normal production decline unless new production can be brought on stream from as yet undrilled properties, and unless there is an improvement in the price of oil, which is speculative. The sale volumes and average sales prices during the quarterly periods were as follows:

                                             Three Months Ended
                                       December 31,        December 31,
                                           1998                1997

Sales
  Oil (bbls)                                620               1,015
  Gas (MCF)                                 350                 435
Average Sales Price
  Oil                                   $  7.86             $ 15.77
  Gas                                   $  1.88             $  1.70


     Oil and Gas production costs decreased 83% or $17,660 for the three months ended December 31, 1998 as compared to 1997. The decrease is primarily attributable to the lower production volume in the 1998 period as a result of the production sales.

     General and administrative expenses decreased 77% or $66,970 to $20,023 for the three months ended December 31, 1998 as compared to the same period in 1997. This decrease was primarily due to across-the-board reductions, including the elimination of staff salaries.

     Depletion, depreciation, and amortization decreased 28% to $3,153 in the three months ended December 31, 1998 as compared to $4,384 in the 1997 fiscal period. This decrease was primarily the result of the sale of producing assets, which substantially reduced the full-cost pool. Mining property abandonments in the 1997 first quarter were $5,813. There were no such abandonments in the 1998 quarter.

     During fiscal 1997, NovaChek LLC commenced dredging operations on its gold properties in Alaska, but management determined that it was not possible to operate economically. In December 1997, the managers of NovaChek LLC decided to liquidate the LLC by the end of 1997 and they determined that the net realizable value of NovaChek LLC's assets would not be sufficient to satisfy all of the liabilities. In September 1997, the Company wrote its investment in NovaChek down to $4,000, which it received in February, 1998.

     Interest income decreased to $8,550 in the three months ended December 31, 1998, compared to $11,817 in 1997. The decrease is due to the accrued interest on the note receivable from the sale of the cement grade kaolin mine. Since a portion of this installment note was collected during the past year, the remaining principal is less, and thus the accrued interest at December 31, 1998 is proportionally smaller. Interest expense in the quarter increased slightly to $7,897 in the three months ended December 31, 19987, compared to $7,226 in 1997 due to interest payments on a line of credit which was not in place in the 1997 period. The balance on the line of credit was fully paid prior to December 31, 1998.

     Other income consisted of $6,246 in proceeds received from the settlement of a lawsuit. There was no such item in the comparable period. No lawsuits remain outstanding.

     CAPITAL RESOURCES-SOURCES OF CAPITAL

     The Company's primary sources of cash flow during the three months ended December 31, 1998 were the collection of accounts receivable, proceeds from oil and gas sales, income of $6,246 from the settlement of a lawsuit, and collection of principal on the note receivable associated with the sale of the kaolin mine. Cash provided by operations totaled $20,431 for the three month period ended December 31, 1998 as compared to cash used by operations of $72,839 for the same period in 1997. The increase in cash and cash equivalents for the period was $7,449 resulting in cash on hand at December 31, 1998 of $6,318, compared to cash on hand at December 31, 1997 of $89,783. In the 1997 period, cash on hand was enhanced by the proceeds from the asset sales.

     CAPITAL RESOURCES-UTILIZATION OF CAPITAL

     For the three month period ended December 31, 1998 the Company increased accounts payable by $3,142. Collection of principal on the note receivable was $38,425 resulting in cash provided by investing activities of $32,166. In the comparable period, net cash provided by investing activities was $33,265. All funds for capital expenditures for the remainder of the year are expected to be provided by operating cash flow, from property or asset sales, if any, from existing cash balances, and from the proceeds of a contemplated loan against future accounts receivable from the mine sale.

     LIQUIDITY

     At December 31, 1998, the Company's working capital deficit totaled $29,685 as compared to $55,343 at September 30, 1998. Liquidity for the three months ended December 31, 1998 was provided by the collection of principal on a note receivable and the receipt of proceeds from the settlement of a lawsuit; however, liquidity was reduced by a reduction in accounts payable and capital expenditures.

     Based on cash flow projections through 1999 it is anticipated that the Company will be required to borrow against its receivable from the mine sale.

     DEBT RESTRUCTURING

     The Company has debt outstanding in the form of Convertible Subordinated Debentures in the Principal Amount of $250,000. Interest is payable semi-annually on these debentures at the rate of 10% per annum. They are convertible into common shares at a conversion price of $.15 per share, and are due and payable, unless redeemed sooner by the Corporation, on April 1, 2001. An interest payment in the amount of $12,500 is due on February 28, 1999. The Company does not have sufficient funds to make this interest payment, which, if not made, would cause the debentures to be in default, upon which event the entire unpaid and unredeemed balance of the Principal Amount and all interest accrued and unpaid, at the election of the holder, would become immediately due and payable, subject to a curative period and other provisions.

     The Company has made an offer to all of the holders of its Convertible Subordinated Debentures to restructure this debt. The Company has offered to exchange restricted common shares of the Corporation for 50% of the Principal Amount (i.e. $125,000), at a price per share of $.04, and to replace the other 50% of the Principal Amount with notes secured by a portion of a $125,000 installment payment relating to the sale of its kaolin mine to be received in December 2001. The notes would have a due date of December 31, 2001, and would pay interest at 10% per annum, with payments to be made on August 31 and December 31 of each year, to coincide with the receipt of installment payments from the mine sale. No interest payment would be made on February 28, 1999. However the August 31, 1999 interest payment would include interest computed at an annual rate of 10% on the notes, as if the note had been outstanding from September 1, 1998.

     Management will recommend to the shareholders at the next shareholders meeting that shares sufficient to allow conversion of these notes to common shares at a conversion price of $.4 per share be authorized. The Company would have the right to call the notes prior to the due date, and the holders of such notes would have the right to either be paid cash and accrued interest or convert the notes to common shares. The holders would also have the right to exercise this conversion privilege at any time subsequent to approval of such conversion rights and prior to the due date of the note.

     If accepted by all of the holders of the debentures, Nova would issue 3,125,000 authorized but unissued common shares, and another 3,125,000 such shares would be issuable should 1) shareholders authorize sufficient shares to provide for conversion of the $125,000 principal amount of the notes into common stock, and 2) should all of the holders of the notes elect to so convert. In addition, the Company's debt will be reduced by $125,000 and the annual interest cost will be reduced to $12,500 from $25,000.
As/of February 12, 1999, 89% of the holders of the Company's Convertible Subordinated Debentures had agreed to these terms. The other 11% have not yet responded to the offer. No one has notified the Company that they will reject the offer, and the Company is extending the offer through at least the end of February, 1999. Accordingly, it appears this offer will be successful. 100% acceptance of this offer would result in substantial dilution. Common shares outstanding on a fully-diluted basis will increase from approximately 15,000,000 shares to approximately 16,460,000 shares, and if the notes are converted, to approximately 19,581,000 shares.

     Nova's officers and Directors hold $46,875 or 18.8% of the Principal Amount of these debentures, which they acquired on identical terms as those not affiliated with the Company. All of the officers and directors holding such debentures have agreed to accept the Company's offer.

     FUTURE TRENDS

     The Company asked its partner in its Minnesota paper kaolin exploration project to withdraw from the project, and an agreement of termination was signed on January 9, 1998. It is the Company's intent to replace its former partner with a new partner who will financially support the work needed to bring the project to final feasibility. The Company and its partner have expended in excess of $3.3 Million on this project. The further cost of reaching final feasibility has been estimated by the Company at an additional $4.4 Million, which it is contemplated would be expended over the next 2-3 years. The Company now controls 100% of the interest in the project, but must make a $300,000 future payment to its former partner by December 31, 2001 to retain that interest or the properties will revert to its former partner.

     Nova is proposing a program of development to potential industry partners, which proposal includes overhead and management fees which the Company would receive in return for operating the program. It is proposed that an industry partner would earn a majority interest in the project by expending these funds, and would either finance or arrange financing for a processing plant which would be required to initiate production on the properties committed to the project, which would require an estimated investment of $41 Million in adition to the $4.4 Million to reach final feasibility. It is the Company's goal to enter into an agreement with a new partner and profitably put the properties into production. While the Company believes it will be successful in entering into an agreement with a new partner on reasonable terms, that the project will prove to be economically feasible, and that it will be put into profitable production, there can be no assurance that any of these events will occur.

     It is contemplated that the Company's efforts will be concentrated primarily on this project over the next several years, and that overhead and management fees connected with this project will be adequate to cover the Company's costs and prevent any further deterioration in its working capital. However, until an acceptable industry partner is located, or additional funding for this project if obtained, the Company expects a continuing decline in working capital.

     The Company is evaluating the creation of a wholly-owned subsidiary, tentatively to be called Minnesota Kaolin Corporation (MINKA), into which it would transfer all of its paper kaolin assets. The Company would then seek investments in this entity within the State of Minnesota, selling stock in MINKA on a private basis to provide interim funding for the paper kaolin project. These funds would be used to complete the drilling necessary to convert sufficient of the Company's large kaolin resource base to proven reserves to provide an adequate proven reserve for the processing plant, as well as to conduct other work which will move the project forward toward commercial feasibility. Although an industry partner would still be sought, the feasibility of downstream public financing would also be considered, which would reduce the Company's ownership of the paper kaolin project in exchange for funding to develop it.

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

     OIL & GAS PROSPECTS

     The Company holds a 50% interest in the Luman prospect, an exploratory gas prospect in the State of Wyoming. The other 50% interest is held by the Robert E. McDonald Family Trust. Robert E. McDonald is the Company's largest shareholder and a Director. The Company and the Trust are seeking an industry partner to drill this prospect, and while the Company believes such a partner will be found, there is no certainty that one will be found, nor can it be determined at this time when this prospect will be drilled.
A second prospect, also in Wyoming, was sold to an industry partner, but the leases expired on December 31, 1997, before it could be drilled. The industry partner has agreed to grant Nova an overriding royalty interest in the expired leases should they be reacquired. A portion of these leases have been so reacquired. The Luman prospect leases have considerable time remaining before they are subject to expiration.

     The Company holds a similar interest in leases in the Great Salt Lake in Utah, also jointly owned with the Trust. These leases will expire in August 1999 if not held by production or extended prior to expiration. Significant effort has been expended with third parties to sell this lease position to an industry partner with the capability to develop them. It cannot be determined at this time whether these efforts will be successful.

     NOME PROSPECT

     The Company has reduced its lease position offshore Nome, Alaska, and has entered into royalty arrangements on all of the remaining leases whereby an unaffiliated third party will pay the rentals and other costs associated with these leases, and attempt to establish commercial gold production on them. The Company intends to retain a royalty interest in any gold production from these leases, with a maximum royalty amount of $360,000. No royalties have been received to date, and there is no certainty that royalty income will result from these arrangements, nor as to the amount should the Company realize income from them. The Company intends to incur no further costs in connection with these leases.

     A more complete description of these prospects is contained in the Company's report on Form 10-KSB for fiscal 1998.

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



               NOVA NATURAL RESOURCES CORPORATION




Date:   February 17, 1999               By: /s/  Brian B. Spillane
                                          Brian B. Spillane,
                                          President, Director, and
                                          Chief Executive Officer





Date:   February 17, 1999               By:  /s/   James R. Schaff
                                            James R. Schaff,
                                           Secretary-Treasurer