Form 10QSB
period 1999-03-31
NOVA NATURAL RESOURCES CORP
filed 1999-05-14
CIK 792935

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,399,131

  Transitional Small Business Disclosure Format (Check One):
    Yes   ; No X

               NOVA NATURAL RESOURCES CORPORATION

                         BALANCE SHEET
                        MARCH 31, 1999
                          (Unaudited)

                            ASSETS

CURRENT ASSETS:
  Cash                                   $        85
  Accounts receivable:
    Oil and gas                                1,353
    Other                                      9,979
  Current maturities of note receivable       70,200
  Prepaid expenses and other                   3,551
                                           _________
    Total current assets                      85,168

OIL AND GAS PROPERTIES, at cost
  (using the full
  cost method of accounting):
  Unproved properties not being amortized     11,806
  Properties being amortized               5,971,993
                                           _________
                                           5,983,799
  Accumulated depreciation, depletion
    and amortization                      (5,950,780)
                                          ___________
      Net oil and gas properties              33,019

MINERAL PROPERTIES, at cost                  173,100
                                          __________
OTHER ASSETS:
  Note receivable, net of current maturities 237,662
  Furniture and technical equipment,
    net of accumulated depreciation
    of $127,734                                  423
                                             _______
    Total other assets                       238,085
                                             _______
TOTAL ASSETS                             $   529,372
                                            ========


         See accompanying notes to these financial statements.

               NOVA NATURAL RESOURCES CORPORATION

                        MARCH 31, 1999

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            53,968
  Accrued expenses                            57,406
                                           _________
      Total current liabilities              111,374
                                           _________
LONG TERM DEBT                               125,000
                                           _________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Convertible preferred stock, $1.00
    par value; 3,000,000 shares
    authorized; 1,792,267 shares
    issued and outstanding,
    liquidation preference $1,792,267      1,792,267
  Common stock, $.10 par value;
    17,000,000 shares authorized;
    9,399,131 shares issued and
    outstanding                              939,913
  Additional paid-in capital               7,082,491
  Accumulated deficit                     (9,521,673)
                                          ___________
     Total Stockholders' equity              292,998

TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY              $   529,372
                                            ========

         See accompanying notes to these financial statements.

                      NOVA NATURAL RESOURCES CORPORATION
                      Condensed Statements of Operations
                                  (Unaudited)

                               Three Months Ended           Six Months Ended

                             March 31,    March 31,     March 31,     March 31,
                                1999          1998          1999          1998
                             ________     ________      ________      ________
REVENUES:
  Mineral sales:
     Kaolin                 $        0   $         0   $        0  $      584
     Gravel Royalties                0             0            0       1,320
  Oil and gas sales              6,504        17,238       15,291      38,005
                              ________      ________      _______     _______
                                 6,504        17,238       15,291      39,909
EXPENSES:
  Oil and gas
    production costs             4,085        18,520        7,590      39,685
  Depletion, depreciation,
    and amortization             1,970         4,575        5,123       8,959
  Mineral property abandonments      0         1,125            0       6,938
  General and administrative    19,080        71,246       39,103     158,239
                               _______       _______      _______     _______
     Total costs and expenses   25,135        95,466       51,816     213,821
                               _______       _______      _______     _______
OPERATING LOSS                 (18,631)      (78,228)     (36,525)   (173,912)

OTHER INCOME(EXPENSES):
  Interest income                7,712         9,791       16,262      21,608
  Interest expense                (551)       (7,126)      (8,448)    (14,352)
  Contract income                3,272             0        3,272           0
  Other Miscellaneous income         0           410        6,246         410
  Debt conversion expense
        (Note 7)               (71,615)            0      (71,615)          0
                               ________     ________      ________    ________
    Total other income         (61,182)        3,075      (54,283)      7,666

     Loss before
     extraordinary item        (79,813)      (75,153)     (90,808)   (166,246)

EXTRAORDINARY ITEM:
  Gain on forgiveness of
   debt(Note 6)                 14,652             0       14,652           0
                              ________      _________     _______    ________
    Net loss                $  (65,161)  $   (75,153) $   (76,156) $ (166,246)
                              =========     =========    =========   =========
Earnings per share
  Loss before extraordinary
   item                     $     (.01)  $     (.01)  $     (.01)  $    (.03)
  Extraordinary item                 0            0            0           0
                               ________     _________    _________    _________
Loss per share(Note 5)      $     (.01) $      (.01) $      (.01) $     (.03)
                               ========     =========    =========    =========
WEIGHTED AVERAGE SHARES
  OUTSTANDING                6,308,853     5,788,506    6,291,492   5,788,935
                             =========     =========    =========   =========

           See accompanying notes to condensed financial statements.

                              NOVA NATURAL RESOURCES CORPORATION
                              CONDENSED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                     Six Months Ended
                                                 March 31,     March 31,
                                                   1999          1998
                                                ________      ________

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $   (76,156)  $  (166,246)
  Adjustments to reconcile net
    loss to net cash
    used by operating activities:
      Depletion, depreciation,amortization           5,123         8,959
      Gain on forgiveness of debt                  (14,652)           --
      Debt Conversion expense                       71,615            --
  Change in operating assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                           10,726        16,896
      Prepaid expenses and other                     3,985        (1,832)
    Increase (decrease) in:
      Accounts payable                              11,276       (50,964)
      Accrued expenses                               7,568        62,069
                                                   _______       _______

Net cash provided by (used in)
    operating activities                            19,485      (131,118)
                                                   _______       _______

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                    14,645        13,890
    Capital expenditures                            (7,687)      (46,823)
    Collection of principal on
      note receivable                               38,425        36,366
                                                   _______       _______
  Net cash provided by (used in)
    investing activities                            45,383         3,433
                                                   _______       _______

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt             (63,652)       (4,670)
  Purchase and retirement of common
    and preferred stock                                 --       (16,475)
                                                   _______       _______
  Net cash provided by (used in)
    financing activities                           (63,652)      (21,145)
                                                   _______       _______

INCREASE (DECREASE) IN CASH                          1,216      (148,830)

CASH, at beginning of period                        (1,131)      150,485
                                                   _______       _______

CASH, at end of period                         $        85   $     1,655
                                                   =======       =======

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                       $     2,198   $    12,500
                                                   =======       =======
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
   Conversion of debt to common stock          $   125,000   $        --
                                                   =======       =======
                   See accompanying notes to condensed financial statements.

                    NOVA NATURAL RESOURCES CORPORATION
                 Notes to Condensed Financial Statements
                Six Months Ended March 31, 1999 and 1998

(1) The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at March 31, 1999 and the results of operations for the three and six month periods ended March 31, 1999 and 1998. Certain amounts have been reclassified for comparability with the 1998 presentation. Quarterly results are not necessarily indicative of expected annual results because of fluctuations in the price received for oil and gas products, demand for natural gas, and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended September 30, 1998, previously filed with the Securities and Exchange Commission.

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

(4) In March, 1998 the Company secured a short term line of credit from Foothills Bank of $101,348. The line was to be used to cover operating costs and had a maturity date of December 30, 1998. The interest rate was 2 points over prime. Interest was to be paid monthly, with the payment of all outstanding principal due on December 30, 1998. This loan was guaranteed by the President and by Robert E. McDonald, a director and large shareholder. This loan was paid in full in December, 1998 from the proceeds of the sale of the kaolin mine. In February, 1999 the loan was renewed for another year under the same terms. There was no amount outstanding on the line of credit at March 31, 1999.

(5) Net loss per common share is determined by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period. Common share equivalents including convertible preferred stock, stock options, and convertible debentures were not included in the computation of diluted earnings per share as their effect was anti-dilutive for 1999 and 1998.

(6) The Company owed $37,008 to a former Director on a contract payable in connection with the purchase and retirement of common and convertible preferred stock, payable in installments of $6,000 in August and December of each year through August 2001, with a final payment in December 2001 of $1,008. In March, 1999 the Company reached an agreement with the Former Director to accept $18,504 as payment in full of this long term obligation. The Company recognized a gain of $14,652 on this forgiveness of debt.

(7) On April 1, 1996, the Company issued $250,000 of convertible debentures. These debentures provide for interest payments at an annual rate of 10%, payable semi-annually, and are due on April 1, 2001, but are redeemable in common stock by the Company after March 31, 1998. The debentures are convertible into the Company's common stock at the rate of one share of stock for each $0.15 of principal, which would result in the issuance of 1,666,667 common shares if so converted. In June 1996, holders of $175,000 of the debentures, of which $40,625 of debentures are held by affiliates, agreed that the Company could redeem such debentures after September 1, 1996. provided that such early redemption is effected at $0.10 per common share and the payment of six months advance interest. No such redemption has been made to date. In January, 1999 the Company offered the debenture holders the following proposal:

     1. 50% of the face amount of the debentures will be secured with future receivables from the installment sale of Nova's cement-grade kaolin mine. An escrow account will be set up for this purpose. The note will be due no later than December 31, 2001, and would have the dilution protection contained in the present debentures. Interest on the note will be paid at a 10% annual rate. These payments would be made on August 31st and December 31st of each year, to coincide with receipt of the installment payments from the sale of the mine. Management agreed to recommend to the shareholders at the next shareholder's meeting that the notes be convertible into common stock at $0.04 per share and that sufficient shares be authorized to permit such conversion.

     2. Shares of Nova common stock would be issued for the remaining 50% of the face amount of the debentures at $0.04 per share.

     3.  The offer would expire March 31, 1999 unless extended by the Company.

The offer was accepted by 100% of the debenture holders. As a result the Company's long term debt was reduced by $125,000 to $125,000. Common stock was increased by 3,125,000 shares. The Company booked a $71,615 expense in connection with the conversion due to the difference in the fair value of the original conversion price and the new conversion price.


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

RESULTS OF OPERATIONS

     The Company realized net losses for the three month period and six month periods ended March 31, 1999 of $65,161 and $76,156, respectively, compared to net losses of $75,153 and $166,246 for the same periods in 1998.

     Mineral product sales were $1,904 for the six month period ending March 31, 1998 compared to $0 for the same period in 1999. In July, 1997 the Company obtained shareholder approval for the sale of its cement-grade Kaolin mine, which sale was effective in July 1997. The sale of the mine was wholly responsible for the drop in sales.

     Oil and gas sales for the three months and six months ended March 31, 1999 decreased $10,734 and $22,714, respectively, to $6,504 and $15,291 compared to $17,238 and $38,005 for the three months and six months ended March 31, 1998. The Company has been selling its interests in oil and gas wells to finance the day to day activities of the company. The sharp decline in oil and gas sales is primarily attributable to the lower volume of oil and gas produced net to the Company's interest as a result of these sales, and to the dramatic decrease in the price of oil for the three month and six month periods ended March 31, 1999. The Company's future oil and gas production volumes will be at this substantially reduced level, less normal production decline, as a result of these sales unless new production can be brought on stream from as yet undrilled properties, which is speculative. The sales volumes and average sales prices during the periods were as follows:

                                             Three Months Ended
                                  March 31, 1999           March 31,1998

Sales
  Oil (Bbl)                           588                          1,160

  Gas (MCF)                           507                          2,440

Average Sales Price
  Oil  ($/Bbl)                     $ 6.79                         $12.02

  Gas ($/MCF)                     $  2.02                        $  1.25

                                                Six Months Ended
                                 March 31, 1999              March 31, 1998

Sales
  Oil (Bbls)                        1,208                         2,181

  Gas (MCF)                         2,604                         5,048

Average Sales Price
  Oil  ($/Bbl)                     $ 7.34                        $13.75

  Gas ($/MCF)                     $  1.91                       $  1.45


     Oil and Gas lease operating expenses including production taxes decreased $14,435 and $32,095 for the three months and six months ended March 31, 1999 as compared to 1998. The decrease is primarily attributable to the lower production volume in the 1999 period as a result of the reduced holdings of the company due to the sales of production.

     General and administrative expenses decreased $52,166 for the three month period and $119,136 for the six month period ending March 31, 1999 compared to the same periods ending March 31, 1998. This decrease is primarily due to across-the-board reductions, including the elimination of all salaries.

     Depletion, depreciation, and amortization decreased 57% to $1,970 and 43% to $5,123, respectively, in the three months and six months ended March 31, 1999, compared to $4,575 and $8,959 in the fiscal 1998 periods. This decrease was primarily the result of the sale of producing assets, which substantially reduced the full-cost pool.

     Mineral property abandonments decreased to $0 for the three months and six months ended March 31, 1999, compared to $1,125 and $6,938 for the comparable periods in 1998. This is due to the abandonment of the Querida Gold prospect in the 1998 fiscal period.

     In March 1999 the Company made an offer to the debenture holders in which 50% of the face amount of the debentures would be secured with future receivables from the installment sale of Nova's cement-grade kaolin mine. Shares of Nova common stock would be issued for the remaining 50% of the face amount of the debentures at $0.04 per share. The Company booked a $71,615 expense in connection with the conversion due to the difference in the fair value of the original conversion price ant the new conversion price.

     Interest income decreased to $7,712 and $16,262 in the three months and six months ended March 31, 1999, respectively, compared to $9,791 and $21,608 in the 1998 periods. The decrease is due to the maintenance of very low cash balances in the 1999 periods, and to the reduced interest imputed on the receivable from the cement-grade kaolin mine sale. Interest expense decreased from $7,126 to $551 for the three month period, and decreased to $8,448 from $14,352 for the six month period. This decrease is due to the reduction in interest expense in the conversion of $125,000 in long term debt to stock. As a result of the conversion, the February interest payment on the $125,000 that was converted into stock was cancelled. Interest accrued on only $125,000 for the 1999 period.

     Contract income of $3,272 was collected in the 1999 period compared to $0 in the comparable periods in 1998. Other income consisted of $6,246 in proceeds collected from the settlement of a lawsuit in 1999. In 1998 other income consisted of $410.

     CAPITAL RESOURCES-SOURCES OF CAPITAL

     The Company's primary sources of cash flow during the three months and six months ended March 31, 1998 were the collection of accounts receivable, proceeds from oil and gas sales, income of $6,246 from the settlement of a lawsuit, collection of principal on the note receivable associated with the sale of the kaolin mine, and from proceeds of a note payable to a bank. Cash used by operations totaled $57,909 for the three month period ended March 31, 1999, and $37,478 for the six month period as compared to cash used by operations of $58,279 and $131,118 for the same periods in 1998. The increase in cash and cash equivalents for the six month period was $1,216, and cash decreased $6,233 for the three month period resulting in cash on hand at March 31, 1999 of $85, compared to cash on hand at March 31, 1998 of $1,655.

     CAPITAL RESOURCES-UTILIZATION OF CAPITAL

     For the three month period ended March 31, 1999 the Company increased accounts payable by $8,134, and $11,276 for the six month period. Collection of principal on note receivable and proceeds from sale of assets provided cash from investing activities of $45,383 for the six month period ended March 31, 1999. Capital expenditures were $7,687 in 1999 compared to $46,823 in 1998
resulting in only $3,433 provided by investing activities in 1998.   All funds
for capital expenditures for the remainder of the year are expected to be provided by operating cash flow, from property or asset sales, if any, from existing cash balances, and from the proceeds of a loan against future accounts receivable from the mine sale.

     LIQUIDITY

     At March 31, 1999, the Company's working capital deficit totaled $26,206 as compared to $55,343 at September 30, 1998. Liquidity for the six months ended March 31, 1999 was provided by the collection of principal on a note receivable, the receipt of proceeds from the settlement of a lawsuit, and proceeds from the sale of assets.

     Based on cash flow projections through 1999 it is anticipated that the Company will be required to borrow against its receivable from the mine sale.

     DEBT RESTRUCTURING

     The Company had debt outstanding in the form of Convertible Subordinated Debentures in the Principal Amount of $250,000. Interest was payable semi-annually on these debentures at the rate of 10% per annum. They were convertible into common shares at a conversion price of $.15 per share, and were due and payable, unless redeemed sooner by the Corporation, on April 1, 2001. An interest payment in the amount of $12,500 was due on February 28, 1999. The Company did not have sufficient funds to make this interest payment, which, if not made, would cause the debentures to be in default, upon which event the entire unpaid and unredeemed balance of the Principal Amount and all interest accrued and unpaid, at the election of the holder, would become immediately due and payable, subject to a curative period and other provisions.

     The Company made an offer to all of the holders of its Convertible Subordinated Debentures to restructure this debt. The Company offered to exchange restricted common shares of the Corporation for 50% of the Principal Amount (i.e. $125,000), at a price per share of $.04, and to replace the other 50% of the Principal Amount with notes secured by a portion of a $125,000 installment payment relating to the sale of its kaolin mine to be received in December 2001. The notes would have a due date of December 31, 2001, and would pay interest at 10% per annum, with payments to be made on August 31 and December 31 of each year, to coincide with the receipt of installment payments from the mine sale. No interest payment would be made on February 28, 1999. However the August 31, 1999 interest payment will include interest computed at an annual rate of 10% on the notes, as if the note had been outstanding from September 1, 1998.

     Management will recommend to the shareholders at the next shareholders meeting that shares sufficient to allow conversion of these notes to common shares at a conversion price of $.04 per share be authorized. The Company would have the right to call the notes prior to the due date, and the holders of such notes would have the right to either be paid cash and accrued interest or convert the notes to common shares. The holders would also have the right to exercise this conversion privilege at any time subsequent to approval of such conversion rights and prior to the due date of the note.

     This exchange has been accepted by all of the holders of the debentures. Nova will issue 3,125,000 authorized but unissued common shares, and another 3,125,000 such shares would be issuable should 1) shareholders authorize sufficient shares to provide for conversion of the $125,000 principal amount of the notes into common stock, and 2) should all of the holders of the notes elect to so convert. In addition, the Company's debt has been reduced by $125,000 and the annual interest cost will be reduced to $12,500 from $25,000. The acceptance of this offer has resulted in substantial dilution. Common shares outstanding on a fully-diluted basis have increased from approximately 15,000,000 shares to approximately 16,460,000 shares, and if the all of the notes are converted, will increase to approximately 19,581,000 shares.

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

     Nova is proposing a program of development to potential industry partners, which proposal includes overhead and management fees which the Company would receive in return for operating the program. It is proposed that an industry partner would earn a majority interest in the project by expending these funds, and would either finance or arrange financing for a processing plant which would be required to initiate production on the properties committed to the project, which would require an estimated investment of $41 Million in addition to the $4.4 Million to reach final feasibility. It is the Company's goal to enter into an agreement with a new partner and profitably put the properties into production. While the Company believes it will be successful in entering into an agreement with a new partner on reasonable terms, that the project will prove to be economically feasible, and that it will be put into profitable production, there can be no assurance that any of these events will occur.

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

               NOVA NATURAL RESOURCES CORPORATION




Date:   May 14, 1999               By: /s/  Brian B. Spillane
                                          Brian B. Spillane,
                                          President, Director, and
                                          Chief Executive Officer





Date:   May 14, 1999               By:  /s/   James R. Schaff
                                           James R. Schaff,
                                           Secretary-Treasurer