Form 10QSB
period 1999-06-30
NOVA NATURAL RESOURCES CORP
filed 1999-08-12
CIK 792935

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1999

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






               NOVA NATURAL RESOURCES CORPORATION

                         BALANCE SHEET
                         JUNE 30, 1999
                          (Unaudited)

                            ASSETS

CURRENT ASSETS:
  Cash                                   $       152
  Accounts receivable:
    Oil and gas                                2,998
    Other                                     20,658
  Current maturities of note receivable       70,200
  Prepaid expenses and other                   1,550
                                           _________
    Total current assets                      95,558

OIL AND GAS PROPERTIES, at cost
  (using the full
  cost method of accounting):
  Unproved properties not being amortized     11,806
  Properties being amortized               5,973,697
                                           _________
                                           5,985,503
  Accumulated depreciation, depletion
    and amortization                      (5,952,306)
                                          ___________
      Net oil and gas properties              33,197

MINERAL PROPERTIES, at cost                  183,302
                                          __________
OTHER ASSETS:
  Note receivable, net of current maturities 237,662
  Furniture and technical equipment,
    net of accumulated depreciation
    of $67,128                                     0
                                             _______
    Total other assets                       237,662
                                             _______
TOTAL ASSETS                             $   549,719
                                            ========


         See accompanying notes to these financial statements.














               NOVA NATURAL RESOURCES CORPORATION

                   BALANCE SHEET, CONTINUED
                         JUNE 30, 1999

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            85,196
  Accrued expenses                            57,406
                                           _________
      Total current liabilities              142,602
                                           _________
LONG TERM DEBT                               125,000
                                           _________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Convertible preferred stock, $1.00
    par value; 3,000,000 shares
    authorized; 1,792,267 shares
    issued and outstanding,
    liquidation preference $1,792,267      1,792,267
  Common stock, $.10 par value;
    17,000,000 shares authorized;
    9,399,131 shares issued and
    outstanding                              939,913
  Additional paid-in capital               7,082,491
  Accumulated deficit                     (9,532,554)
                                          ___________
     Total Stockholders' equity              282,117

TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY              $   549,719
                                            ========

         See accompanying notes to these financial statements.















                      NOVA NATURAL RESOURCES CORPORATION
                      Condensed Statements of Operations
                                  (Unaudited)

                               Three Months Ended          Nine Months Ended

                              June 30,     June 30,      June 30,      June 30,
                                1999          1998          1999          1998
                             ________     ________      ________      ________
REVENUES:
  Mineral sales:
     Kaolin                 $        0   $         0   $        0  $      584
     Gravel Royalties                0             0            0       1,320
  Oil and gas sales              9,446        13,271       24,737      51,276
                              ________      ________      _______     _______
                                 9,446        13,271       24,737      53,180
EXPENSES:
  Oil and gas
    production costs             4,565        22,158       12,155      61,843
  Depletion, depreciation,
    and amortization             1,949         3,756        7,072      12,715
  Mineral property abandonments      0             0            0       6,938
  General and administrative    25,958        55,963       65,061     214,202
                               _______       _______      _______     _______
     Total costs and expenses   32,472        81,877       84,288     295,698
                               _______       _______      _______     _______
OPERATING LOSS                 (23,026)      (68,606)     (59,551)   (242,518)

OTHER INCOME(EXPENSES):
  Interest income                7,710         9,308       23,972      30,916
  Interest expense              (3,786)       (8,704)     (12,234)    (23,056)
  Contract income                8,222             0       11,494           0
  Other Miscellaneous income         0             0        6,246         410
  Debt conversion expense
        (Note 7)                     0             0      (71,615)          0
                               ________     ________      ________    ________
    Total other income          12,146           604      (42,137)      8,270
    Loss before
     extraordinary item        (10,880)      (68,002)    (101,688)   (234,248)
                               --------     --------      --------    -------
EXTRAORDINARY ITEM:
  Gain on forgiveness of
   debt(Note 6)                      0             0       14,652           0
                              ________      _________     _______    ________
    Net loss                $  (10,880)  $   (68,002) $   (87,036) $ (234,248)
                              =========     =========    =========   =========
Earnings per share
  Loss before extraordinary
   item                     $     (.00)  $     (.01)  $     (.02)  $    (.04)
  Extraordinary item                 0            0            0           0
                               ________     _________    _________    _________
Loss per share(Note 5)      $     (.00) $      (.01) $      (.01) $     (.04)
                               ========     =========    =========    =========
WEIGHTED AVERAGE SHARES
  OUTSTANDING                 6,308,853     5,788,506    6,291,492   5,788,935
                              =========     =========    =========   =========

           See accompanying notes to condensed financial statements.


                              NOVA NATURAL RESOURCES CORPORATION
                              CONDENSED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                    Nine Months Ended
                                                  June 30,      June 30,
                                                   1999          1998
                                                ________      ________

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $   (87,036)  $  (234,248)
  Adjustments to reconcile net
    loss to net cash
    used by operating activities:
      Depletion, depreciation,amortization           7,072        12,715
      Gain on forgiveness of debt                  (14,652)           --
      Debt conversion expense                       71,615            --
  Change in operating assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                           (1,596)       10,800
      Prepaid expenses and other                     5,985        (1,460)
    Increase (decrease) in:
      Accounts payable                              39,378       (44,996)
      Accrued expenses                              10,693        55,271
      Note Payable                                                78,348
                                                   _______       _______

Net cash provided by (used in)
    operating activities                            31,459      (123,570)
                                                   _______       _______

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                    14,645        13,890
    Capital expenditures                           (19,594)      (47,184)
    Collection of principal on
      note receivable                               38,425        36,366
                                                   _______       _______
  Net cash provided by (used in)
    investing activities                            33,476         3,072
                                                   _______       _______

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt             (63,652)       (4,670)
  Purchase and retirement of common
    and preferred stock                                 --       (16,475)
                                                   _______       _______
  Net cash provided by (used in)
    financing activities                           (63,652)      (21,145)
                                                   _______       _______

INCREASE (DECREASE) IN CASH                          1,283      (141,643)

CASH, at beginning of period                        (1,131)      150,485
                                                   _______       _______

CASH, at end of period                         $       152   $     8,842
                                                   =======       =======

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                       $     2,859   $    14,077
                                                   =======       =======
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
   Conversion of debt to common stock          $   125,000   $        --
                                                   =======       =======
                   See accompanying notes to condensed financial statements.








                    NOVA NATURAL RESOURCES CORPORATION
                 Notes to Condensed Financial Statements
                 Nine Months Ended June 30, 1999 and 1998

(1) The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at June 30, 1999 and the results of operations for the three and nine month periods ended June 30, 1999 and 1998. Certain amounts have been reclassified for comparability with the 1998 presentation. Quarterly results are not necessarily indicative of expected annual results because of fluctuations in the price received for oil and gas products, demand for natural gas, and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended September 30, 1998, previously filed with the Securities and Exchange Commission.

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

(4) In March, 1998 the Company secured a short term line of credit from Foothills Bank of $101,348. The line was to be used to cover operating costs and had a maturity date of December 30, 1998. The interest rate was 2 points over prime. Interest was to be paid monthly, with the payment of all outstanding principal due on December 30, 1998. This loan was guaranteed by the President and by Robert E. McDonald, a director and large shareholder. This loan was paid in full in December, 1998 from the proceeds of the sale of the kaolin mine. In February, 1999 the loan was renewed for another year under the same terms. At June 30, 1999 the balance on this loan was $38,404.

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

RESULTS OF OPERATIONS

     The Company realized net losses for the three month period and nine month periods ended June 30, 1999 of $10,880 and $87,036, respectively, compared to net losses of $68,002 and $234,248 for the same periods in 1998. In fiscal 1999, there was a debt conversion expense of $71,615 and a gain of $14,652 on the forgiveness of debt. Both items are non-recurring items. The reduction in the losses are due to the drastic cuts in spending made by the Company.

     Mineral product sales were $1,904 for the nine month period ending June 30, 1998 compared to $0 for the same period in 1999. In July, 1997 the Company obtained shareholder approval for the sale of its cement-grade Kaolin mine, which sale was effective in July 1997. The sale of the mine was wholly responsible for the drop in sales.

     Oil and gas sales for the three months and nine months ended June 30, 1999 decreased $3,825 and $26,539, respectively, to $9,446 and $24,737 compared to $13,271 and $51,276 for the three months and nine months ended June 30, 1998. The Company has been selling its interests in oil and gas wells, which are nearing the end of their productive lifetimes and are very price-sensitive to reduce the Company's exposure to price declines, to finance the day to day activities of the company and to concentrate assets on the Company's paper kaolin project. The sharp decline in oil and gas sales is primarily attributable to the lower volume of oil and gas produced net to the Company's interest as a result of these sales, and to the dramatic decrease in the price of oil for nine month period ended June 30, 1999. The price of oil in the three month period ended June 30, 1999 and the price of gas in both the three month and the nine month periods increased substantially, but these increases were not sufficient to offset the decline in production volumes in these periods. The Company's future oil and gas production volumes will be at this substantially reduced level, less normal production decline, as a result of the sales unless new production can be brought on stream from as yet undrilled properties, which is speculative. The sales volumes and average sales prices during the periods were as follows:

                                             Three Months Ended
                                   June 30, 1999            June 30,1998

Sales
  Oil (Bbl)                           548                          1,066

  Gas (MCF)                           624                          1,526

Average Sales Price
  Oil  ($/Bbl)                     $13.94                         $10.85

  Gas ($/MCF)                     $  1.64                        $  1.11

                                               Nine Months Ended
                                  June 30, 1999               June 30, 1998

Sales
  Oil (Bbls)                        1,645                         3,248

  Gas (MCF)                         3,306                         6,575

Average Sales Price
  Oil  ($/Bbl)                     $10.21                        $12.78

  Gas ($/MCF)                     $  1.79                       $  1.39


     Oil and Gas lease operating expenses including production taxes decreased $17,593 and $49,688 for the three months and nine months ended June 30, 1999 as compared to 1998. The decrease is attributable to the lower production volume in the 1999 period as a result of the reduced holdings of the company due to the sales of production. These sales have also reduced the Company's interests in marginal wells which require costly workovers to maintain production levels, over which the Company, as a non-operator, has little control.

     General and administrative expenses decreased $30,005 for the three month period and $149,141 for the nine month period ending June 30, 1999 compared to the same periods ending June 30, 1998. This decrease is primarily due to across-the-board reductions, including the elimination of all salaries.

     Depletion, depreciation, and amortization decreased 48% to $1,949 and 44% to $7,072, respectively, in the three months and nine months ended June 30, 1999, compared to $3,756 and $12,715 in the fiscal 1998 periods. This decrease was primarily the result of the sale of producing assets, which substantially reduced the full-cost pool.

     Mineral property abandonments were $0 for the three months and nine months ended June 30, 1999, compared to $0 and $6,938 for the comparable periods in 1998. This is due to the abandonment of the Querida Gold prospect in the 1998 fiscal period.

     In March 1999 the Company made an offer to the debenture holders in which 50% of the face amount of the debentures will be secured with future receivables from the installment sale of Nova's cement-grade kaolin mine. Shares of Nova common stock will be issued for the remaining 50% of the face amount of the debentures at $0.04 per share. The Company booked a $71,615 expense in connection with the conversion due to the difference in the fair value of the original conversion price and the new conversion price.

     Interest income decreased to $7,710 and $23,972 in the three months and nine months ended June 30, 1999, respectively, compared to $9,308 and $30,916 in the 1998 periods. The decrease is due to the maintenance of very low cash balances in the 1999 periods, and to the reduced interest imputed on the receivable from the cement-grade kaolin mine sale, the amount of which decreases as periodic proceeds are collected. Interest expense decreased from $8,704 to $3,786 for the three month period, and decreased to $12,234 from $23,056 for the nine month period. This decrease is due to the reduction in interest expense in the conversion of $125,000 in long term debt to stock. As a result of the conversion, the February interest payment on the $125,000 that was converted into stock was cancelled. Interest accrued on only $125,000 for the 1999 period.

     Contract income of $8,222 and $11,494 was collected in the 1999 three month and nine month periods compared to $0 in the comparable periods in 1998. Other income consisted of $6,246 in proceeds collected from the settlement of a lawsuit in the 1999 nine month period. In 1998 other income consisted of $410.

     CAPITAL RESOURCES-SOURCES OF CAPITAL

     The Company's primary sources of cash flow during the three months and nine months ended June 30, 1998 were the conversion of debt, collection of accounts receivable, proceeds from oil and gas sales, income of $6,246 from the settlement of a lawsuit, collection of principal on the note receivable associated with the sale of the kaolin mine, and from proceeds of a note payable to a bank. Cash provided by operations totaled $31,459 for the nine month period ended June 30, 1999, as compared to cash used by operations of $123,570 for the same period in 1998. The increase in cash and cash equivalents for the nine month period was $1,283, resulting in cash on hand at June 30, 1999 of $152. Cash decreased $141,643 in the 1998 period, resulting in cash on hand at June 30. 1998 of $8,842.

     CAPITAL RESOURCES-UTILIZATION OF CAPITAL

     For the nine month period ended June 30, 1999 the Company increased accounts payable by $39,378. Collection of principal on note receivable and proceeds from sale of assets provided cash from investing activities of $33,476 for the nine month period ended June 30, 1999. Capital expenditures were $19,594 in 1999 compared to $47,184 in 1998 resulting in only $3,072 provided
by investing activities in 1998.   All funds for capital expenditures for the
remainder of the year are expected to be provided by operating cash flow, from property or asset sales, if any, from existing cash balances, and from the proceeds of a loan against future accounts receivable from the mine sale.

     LIQUIDITY

     At June 30, 1999, the Company's working capital deficit totaled $47,044 as compared to $55,343 at September 30, 1998. Liquidity for the nine months ended June 30, 1999 was provided by the collection of principal on a note receivable, the receipt of proceeds from the settlement of a lawsuit, and proceeds from the sale of assets.

     Based on cash flow projections through 1999 it is anticipated that the Company will be required to borrow against its receivable from the mine sale. However, the Company anticipates that this loan will be fully repaid in December 1999.

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

     The Company made an offer to all of the holders of its Convertible Subordinated Debentures to restructure this debt. The Company offered to exchange restricted common shares of the Corporation for 50% of the Principal Amount (i.e. $125,000), at a price per share of $.04, and to replace the other 50% of the Principal Amount with notes secured by a portion of a $125,000 installment payment relating to the sale of its kaolin mine to be received in December 2001. This offer was accepted by all of the Debenture holders. The notes will have a due date of December 31, 2001, and will pay interest at 10% per annum, with payments to be made on August 31 and December 31 of each year, to coincide with the receipt of installment payments from the mine sale. No interest payment was be made on February 28, 1999. However the August 31, 1999 interest payment will include interest computed at an annual rate of 10% on the notes, as if the note had been outstanding from September 1, 1998.

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

     FUTURE TRENDS

     The Company asked its partner in its Minnesota paper kaolin exploration project to withdraw from the project, and an agreement of termination was signed on January 9, 1998. It is the Company's intent to replace its former partner with a new partner who will financially support the work needed to bring the project to final feasibility. The Company and its partner have expended in excess of $3.3 Million on this project. The further cost of reaching final feasibility has been estimated by the Company at an additional $4.4 Million, which it is contemplated would be expended over the next 2-3 years. The Company now controls 100% of the interest in the project, but must make a $300,000 future payment to its former partner by December 31, 2001 to retain that interest or the properties will revert to its former partner. It is anticipated, but cannot be assured, that this payment can be re-negotiated on more favorable terms.

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

     The Company holds a similar interest in leases in the Great Salt Lake in Utah, also jointly owned with the Trust. These leases will expire in August 1999 if not held by production or extended prior to expiration. Significant effort has been expended with third parties to sell this lease position to an industry partner with the capability to develop them. It appears unlikely at this time that these efforts will be successful.

     NOME PROSPECT

     The Company has reduced its lease position offshore Nome, Alaska, and has entered into royalty arrangements on all of the remaining leases whereby an unaffiliated third party will pay the rentals and other costs associated with these leases, and attempt to establish commercial gold production on them. No royalties have been received to date, and there is no certainty that royalty income will result from these arrangements, nor as to the amount should the Company realize income from them. In August 1999, the Company sold its royalty in the majority of the leases, which carried a potential maximum royalty amount of $360,000 for $15,000. The Company intends to incur no further costs in connection with these leases.

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



               NOVA NATURAL RESOURCES CORPORATION




Date:   August 13, 1999            By: /s/  Brian B. Spillane
                                          Brian B. Spillane,
                                          President, Director, and
                                          Chief Executive Officer





Date:   August 13, 1999            By:  /s/   James R. Schaff
                                           James R. Schaff,
                                           Secretary-Treasurer