Form 10KSB
period 1999-09-30
NOVA NATURAL RESOURCES CORP
filed 2000-01-07
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended September 30, 1999

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

                               (303) 863-1997
                         (Registrant's telephone number)

             Securities registered under Section 12(b) of the Act:

                                    -None-

             Securities registered under Section 12(g) of the Act:

                          Common Stock, $.10 Par Value
                               (Title of Class)


  Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No       .

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

  Issuer's revenues for its most recent fiscal year totalled:
$37,186.
  Documents Incorporated By Reference:  None
  Transitional Small Business Disclosure Format    Yes_____ No  X

  As of December 31, 1999, the Registrant had outstanding 1,792,267 shares of Convertible Preferred Stock, $1.00 par value, and 9,399,131 shares of Common Stock, $.10 par value, its only classes of voting stock.

  Aggregate market value of the 5,701,225 shares of Common Stock owned by Non-affiliates of the Registrant as of December 22, 1999 as $148,232, based on the average of the bid and ask prices on December 22, 1999 as reported on the National Association of Securities Dealers Electronic Bulletin Board by Bloomberg Financial Services. All Convertible Preferred Stock is owned by affiliates.

                             PART I

                  Forward-looking Information

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company's customers participate; competition within the Company's industry, including competition from much larger competitors, absence of capital necessary to operate, dependence on a few principal assets, environmental risks and liabilities, transportation availability and fluctuations in the construction industry. See also "Managements Discussion and Analysis of Plan of Operation."

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

BUSINESS DEVELOPMENT
                           Operations

In recent years, the Company focused its activities on marketing and selling kaolin clay from its Minnesota kaolin mine, exploring for paper-grade kaolin on leases elsewhere in Minnesota, seeking partners for exploration and development of gold on its properties in Alaska and Colorado and seeking partners for exploratory drilling on two oil and gas prospects in Wyoming. In fiscal 1997, the Company sold its kaolin mine, and put its primary focus on development of its paper-grade kaolin prospect in Minnesota. While the Company receives revenues from interests in oil and gas wells in the western United States and owns interests in exploratory oil and gas leases, the Company does not operate any wells. In fiscal 1999, the Company's primary focus has been on seeking a partner for the paper-grade kaolin prospect, seeking a drilling partner for its remaining oil & gas prospect in Wyoming, liquidating its interests in Alaska, and selling its interests in its producing oil and gas properties on as prudent a basis as possible.

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

NovaChek was managed by the Company and Chek Technologies and Exploration, LLC ("Chek"), an unaffiliated Nevada limited liability company. The Company served as the administrative manager of NovaChek, including all day-to-day responsibilities not entailing mining activities. Chek served as the field operations manager with responsibility for supervising the mining activity and related matters. Nova's field operations role was primarily geological supervision. The ability to decide on major policy matters was a shared decision with Chek and a number of significant decisions required approval of both parties.

By early June 1996, Nova had obtained all of the necessary permits so that NovaChek could conduct the contemplated mining operations on its leases. As a result of numerous difficulties and delays due to weather and mechanical failure, very limited operations were conducted in the 1996 season.

The Company believed that its experience during the 1996 season provided a basis for the modifications needed to improve performance in 1997. However, since NovaChek had expended its working capital during 1996 without generating operating revenue, additional funding was needed for the 1997 season. Chek committed to contribute approximately $60,000 of the funds needed, several of the members invested an additional $25,000 in cash, the divers accepted membership interests in lieu of cash payment for a portion of their services, and Chek's attorney also accepted a membership interest in return for certain legal work for NovaChek. These contributions enabled the project to proceed.

During the 1997 season, a dredge built and operated by Chek was finally launched in June. Production was less than projected due to numerous weather and mechanical problems and the thin layer of densely packed cobble gravel that covered the entire area, and only
142.7 ounces of gold were mined and sold. The densely packed cobble gravel "armor" masked the pay zone and made it impossible to limit mining to the area of high grade. As a result, the dredge could not efficiently mine the hard packed gravel on the sea floor, and could not safely operate in the winds which developed on a regular basis.

In view of the poor results achieved, lack of funds to continue operations, and low gold prices, combined with the poor operational experience, the members approved liquidation of NovaChek in December 1997. The liquidation of NovaChek's assets was not sufficient to discharge its debts, which were primarily owed to Nova, three members who are affiliated with Nova, and one member who was a principal of Chek. Accordingly, Nova wrote down the value of its NovaChek investment and loans on its fiscal 1997 financial statements to $4,000.

In November, 1998 the Company received a check for final settlement of the sale of the assets of the LLC. NovaChek, LLC had a total of $21,008 in cash, and loans payable of $153,992 after the liquidation of all the assets of the partnership. Nova received a total of $13,616 in the final settlement, which was significantly less than was owed to the Company.

The convertible debt associated with this project was restructured in fiscal 1999 (see Item 6. "Management's Discussion and Analysis or Plan of Operation".)

The Company released or sold to an unaffiliated party, Arctic Whitney, Inc. all 6 of its State of Alaska Offshore Mining leases covering 21,411 acres offshore Nome, Alaska during fiscal 1998.
The Company retains a 10% Gross Sales term royalty on portions of 3 of the leases sold covering 9,018 acres. Although this royalty had a potential maximum royalty amount of $360,000, no royalties had been received. Realization of any significant amounts was dependent both on mining success on these leases, and a high enough gold price to entice the operator to continue mining efforts. In the Company's judgement, neither of these factors looked favorable, and accordingly, in August 1999, this royalty interest was sold to Norm Stiles, of Nome, Alaska for $15,000. The Company retains a small overriding royalty interest on a portion of its former leasehold interest. This interest has not, at this time, generated any funds to Nova, and it is impossible to determine if it will generate any funds to the Company in the future. The Company intends to incur no further costs in connection with these leases.

           Significant Developments During Fiscal 1999

Oil And Gas Operations

The Company and Robert McDonald, a Director and the Company's largest shareholder, have been seeking industry participation in exploratory drilling on a gas prospect in Wyoming for the past several years. These efforts were hampered by low oil prices, which reduced the funds available for exploration, by the unwillingness of the leaseholder of adjacent acreage to commit in advance to the terms of a potential farmout and also by a shift in industry focus out of the Rockies, which reduced the potential participants. The Company holds an undivided interest of 50% in this prospect, with the Robert McDonald Trust, of which Mr. McDonald is Trustee, holding the balance of the interest.

Another prospect in Wyoming was sold, and the Company collected a prospect fee of $13,750. The prospect was not drilled, and the leases expired in December, 1997. The property was sold at auction in 1998, and Nova retains a 4% overriding royalty interest in any production from the property. However, there is no guarantee that the property will be drilled or that if drilled, that drilling will be successful.

The Company held small scattered mineral interests aggregating
119.43 net mineral acres in Campbell County, Wyoming. An offer to lease these interests was received, and in view of the uncertainty of the timing of drilling on these lands, and the associated risk, an outright sale of these mineral interests was negotiated. Sales proceeds of $71,658 were received in December, 1999.

The Company held an interest in the Germundson #1 well in Williams County, North Dakota. This well was uneconomic, and Nova notified the operator that the well should be plugged and abandoned, yet the operator continued to operate the well and bill Nova for operating costs. In November 1999, Nova assigned its interest in the well and leasehold rights in return for the operator's agreement to release Nova from any alleged debts it may owe to the operator pertaining to the well.

The Company held a 25% working interest in the M.M. Louder No. 1 well and associated acreage in Martin County, Texas. This interest had been valued by an independent engineer at $21,351 as of October 1, 1999, at a 10% discount rate, assuming no rework or other capital costs would be incurred throughout the remaining life of the well. In December 1999, this well developed a hole in the casing, and the operator informed management that the well should either be plugged, or an attempt should be made to repair the leak. The operator recommended repair, at an estimated cost to Nova of between $6,250 and $12,500. Payout of these costs, should the repair be successful, which was by no means certain, was estimated by the independent engineers to take about 3 years. In view of the risk involved, Nova elected to sell its interest in the well and acreage to the operator for its share of the estimated net salvage value of $3,750.

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

NCA will pay a total of $700,000 to the Company for the Cement Kaolin Mine, $425,000 of which has already been received. The Company received $100,000 in calendar 1999, will receive $50,000 in non-interest bearing semi-annual installments on August 15 and December 15 of each year until August 15, 2001, and a final payment of $125,000 on December 15, 2001. The final payment of $125,000 is pledged to holders of $125,000 in notes associated with the restructuring of Nova's long-term debt (see Item 6. "Management's Discussion and Analysis or Plan of Operation".) The Company retained both a mortgage and a security interest covering the property sold to NCA in order to secure full payment of the purchase price. NCA assumed liability for all existing contracts relating to the property.

Settlement of Amounts Owed on a Contract Payable to a Former
Director and Preferred Shareholder

The Company owed $37,008 to a former Director on a contract payable in connection with the purchase and retirement of common and convertible preferred stock, payable in installments of $6,000 in August and December of each year through August 2001, with a final payment in December 2001 of $1,008. In March 1999 the Company reached an agreement with the former Director to accept $18,504 as payment in full of this long-term obligation. The Company recognized a gain of $14,652 on this forgiveness of debt.

Settlement of Outstanding Balance Owed for the Transportation of
Kaolin

The Company sold its kaolin mine in Minnesota in July, 1997. More than a year after the sale, the Company received several freight bills for kaolin shipments, some of which were inaccurate. These bills were corrected and paid in full. The Company also received an invoice in the amount of $16,446.85. This sum was not paid due to a lack of funds to discharge this obligation. The Company accrued this and an additional amount, to provide for possible additional bills which might be received. No such bills were received, and in November 1999, the Company borrowed $16,446.85 on its line of credit, and paid this obligation in full. Upon receipt of these funds, the shipper agreed that this payment discharged in full all outstanding debt owed to this shipper by the Company. To its knowledge, the Company owes no other sums in connection with its former kaolin mine.

                   Material Subsequent Event

The Company has signed a Letter of Intent with Richlink International Holdings Limited (Richlink"), a British Virgin Islands Corporation with its corporate offices in Hong Kong and its production facilities in Dongguan City, Guangdong Province, the People's Republic of China, which outlines the terms of a transaction by which Richlink will acquire control of the Company. The Letter of Intent, which is subject to the execution of a definitive acquisition agreement and the completion of satisfactory due diligence, contemplates the acquisition by the Company of 100% of the business and operating assets of Richlink in exchange for that number of shares of common stock of the Company which will afford Richlink ownership of 88% of the Company's common stock after completion of the transaction.. Richlink is engaged in the manufacture and sale of silicone rubber keys and melamine (artificial porcelain) products. The Letter of Intent contains a statement by Richlink that Richlink will show net profit under U.S. generally accepted accounting principles for the 9 months ended September 30, 1999 of at least $2.4 million.

The Letter of Intent contemplates that after the transaction the existing Nova shareholders will own 8.5% of the common stock of the Company and that the entire operating business of the Company, including all assets and liabilities, will be divested prior to or at the closing of the transaction, or that other arrangements acceptable to Richlink will be made. The Company has already begun the liquidation of its assets and liabilities, and is considering offering its remaining assets and liabilities for sale at an advertised auction in order to satisfy the requirements of this transaction. Members of management currently intend to bid on the purchase of such assets and liabilities.

The Letter of Intent provides for warrants to be issued representing 1.5% of the total issued and outstanding common stock of the Company after the transaction, which are contemplated to be issued to management.

It is contemplated that Richlink will seek listing for the Company's shares on the NASDAQ stock market following the closing of the transaction.

For a period of 90 days from execution of the Letter of Intent, the Company and Richlink are precluded from soliciting or entering into any discussions with any other party with respect to the sale of the Company or the merger of Richlink with, or the purchase of any other company by Richlink, respectively.

In order to complete the transaction contemplated by the Letter of Intent, the Company will be required to amend its Articles of Incorporation to increase its authorized capital. The Company will seek shareholder approval of the amendment. In addition, the holders of the Company's promissory notes will be asked to approve the transfer of the notes and associated receivables, including the security for the notes, to effect the transaction. Failure to obtain such approval could result in cancellation of the transaction.

Shareholders will be asked to approve all of the steps needed to effect the transaction at a shareholders' meeting contemplated to be held in the first quarter of calendar year 2000.

                     Business of the Issuer

Mineral Operations

The Company sold its cement-grade kaolin mine in July 1997. Pursuant to the contract of sale of the mine, the Company is restricted from selling cement-grade kaolin to its former customers and certain potential customers for a five-year period. The Company has no plans to re-enter this business, and is concentrating its efforts on its paper-grade kaolin project in Minnesota. The Company's gold exploration and production activities are limited to the retention of a royalty interest in a minor portion of its offshore Nome, Alaska leases. The Company formerly held claims for possible future development of limestone products. These claims have been dropped, and the Company has no plans to pursue that business.

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

Paper Grade Kaolin

Nova initiated an exploration project for high-grade, paper-quality kaolin in southwestern Minnesota in 1985. Several prospects were located and leased in 1989. In 1990, U.S. Borax, Inc., an unaffiliated mineral development company which is a wholly-owned subsidiary of London based Rio Tinto plc ("Borax") joined Nova to form a joint venture. Borax assumed the operation and funded a drilling effort which resulted in completion of 185 core holes from 1990 through 1996. In addition, a large diameter auger was used to collect bulk samples from eight locations on three seperate kaolin deposits defined by the core drilling.

The Minnesota kaolin has unique properties which required considerable research by consultants knowledgeable as to the characteristics of clay minerals and the technology necessary to process them before a successful process was developed to produce acceptable paper pigments. The Paper industry has established very rigid standards for the kaolin products used in coating and filling.

After the processing was established, subsequent cores were used to evaluate deposits and outline potential resources of quality kaolin.

A small batch plant was built in Georgia in 1992 and bulk samples were processed for paper coating trials on both laboratory scale coaters and larger pilot coaters owned and operated by paper companies located in Minnesota and Wisconsin. The coating trials were encouraging to the paper companies.

In 1997, Rio Tinto plc reduced funding of the project to lease maintenance with no indication as to when and if work would resume to continue exploration and development. At this point Nova initiated negotiations with Borax to terminate the joint venture. An agreement was consummated to provide Nova with an exclusive option to buy back the total ownership of the project for a payment of $300,000 on or before December 2001. During the option period, Nova has full operating rights.

During the past two years, Nova has contacted numerous mining companies and several construction companies in an attempt to establish a new joint venture designed to confirm reserves and establish mine feasibility. Plans were also prepared for commercial plant construction to follow mine feasibility. A number of presentations were made, and several companies initiated preliminary studies of the project, but none resulted in negotiations to form such a venture.

The mining industry has not participated in the prosperity of the
U. S. economy during the past three years. In fact, kaolin products have been selling at flat prices, and kaolin producers have been competing for limited markets. The Minnesota paper kaolin project is located near the best market in the country for the specific projected products, and location is always a most critical factor when evaluating an industrial mineral operation.

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

West Rozell Prospect

The Company held a 50% interest in 1,600 acres of State of Utah oil and gas leases in the Great Salt Lake. The other 50% was held by the Robert E. McDonald Trust. The Company and the Trust jointly attempted to interest an industry partner in developing the heavy oil resources known to exist under these leases, which resources were estimated by Amoco Production Company to exceed 90 million barrels in place. Amoco estimated that 1% to 10% of the oil in place might be recoverable. However, Amoco abandoned its effort to put the leases into commercial production using the technology then available, and dropped the leases in 1989. Technology has improved to the point where the outlook for improved recoveries of the oil in place appears favorable.

Low oil prices prevailed throughout much of the period during which Nova was attempting to interest a partner in this project. This fact, and other factors, such as concerns in regard to the feasibility of processing this heavy oil, doubtless weighed heavily on the potential partners who evaluated this project, and Nova was unable to secure a partner to fund the development of this prospect. The leases expired on August 31, 1999, and Nova has no plans to attempt to reestablish this lease position.

Environmental Regulations

Inherent in all mining operations is the obligation to comply with environmental, reclamation, and other applicable state and federal laws and regulations. The Company has obtained those environmental permits, licenses or approvals required for its operations. Management is not aware of any violations of environmental permits, licenses or approvals issued with respect to the Company's operations. In the past, Nova has been involved in extensive hearings regarding the environmental impact of its Minnesota kaolin mine and has voluntarily taken steps to mitigate any environmental impact. While the Company believes it is currently in compliance with all such laws and regulations and is not aware of any current violations, the applicability and impact of, and the Company's obligations under such provisions cannot always be determined with certainty. However, the Company's liability could continue after relinquishment of its interest in its properties, even in the absence of operations. As such, although the Company does not believe it has any liability in this regard, the Company cannot fully determine the extent of its liability or potential liability in connection with these matters.

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

Exploration and Development Arrangements

The Company's financial resources are not sufficient to fund significant exploration or development of its mineral properties. Therefore, to evaluate and, if justified, to develop its mineral prospects, Nova has entered into and will seek arrangements under which other companies acquire a portion of the Company's interest in the properties in return for performing necessary activities. The terms of these arrangements generally are dictated by the type of minerals involved, the extent of prior development, prospective value of the properties and other diverse factors.

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

During fiscal 1999, the Company had five customers which accounted for 100% of its total net oil and gas sales. Because purchasers for oil and gas are generally available and prices paid for oil and gas do not fluctuate materially from purchaser to purchaser, Nova believes that the loss of any of these purchasers would not have a materially adverse effect on its financial status.

The oil and gas industry is extremely competitive and involves a high degree of risk. The Company is in competition with "major" integrated oil and gas companies, other independent oil and gas companies, and other entities. The Company cannot ascertain the exact number of its competitors or its relative competitive position, but does not believe such factors to be of significance.

Nova requires working capital to carry lease costs and delay rentals until arrangements can be negotiated with other entities to explore and/or develop Nova's oil and gas properties. The Company does not operate any of its producing oil and gas properties. However, the Company does operate one exploratory property. The Company was aggressively marketing two prospects, both in Wyoming, in an endeavor to interest industry partners in funding exploratory drilling efforts on either or both of these prospects. In October, 1997, the Company sold one of these properties to North American Resources, a subsidiary of Montana Power Company for $25,000 (55.56% of which was Nova's interest, the balance being the interest of the Robert E. McDonald Trust) and retained an overriding Royalty interest. The prospect was not drilled, and the leases expired in December, 1997. The property was put up for auction in 1998, and North American Resources was the successful bidder for the property. As a result, Nova retains a 4% overriding royalty interest in the production from the property.

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

Employees

At September 30, 1999, Nova had no paid employees. However, the President and the Manager of Exploration, both of whom are also Directors of the Company, have been working full-time, and the Company's Secretary, Treasurer and Land Manager and the Controller have been working part-time for the Company, without pay, and continue to do so.

ITEM 2.  DESCRIPTION OF PROPERTIES

PERSONAL PROPERTY

The Company's personal property consists of furniture and fixtures and technical equipment, with a total net book value at September
30, 1999 of $150.

OFFICE LEASE

The Company's current office lease was a three year lease which terminates February 28, 2000. The space consists of 1,517 square feet, and lease payments for the first year of the lease were $15,810. These payments increased to $18,059 during the second year of the lease, and will increase to $18,817 during the final year.

OIL AND GAS PROPERTIES

All of the Company's oil and gas properties are located within the continental United States. There are no quantities of oil and gas subject to long-term supply or similar agreements with foreign governments or authorities.

No major discovery or other favorable or adverse event is believed to have caused a significant change in the estimated proved reserves of the Company subsequent to September 30, 1999 shown in the following sections, which set forth information concerning the Company's interests in oil and gas properties. However, an adverse event -- mechanical problems -- which caused the Company to sell its interest in the M. M. Louder No. 1 (see "Significant Developments During Fiscal 1999 - Oil and Gas Operations") -- will result in a reduction in the Company's proved reserves of approximately 3,600 barrels of oil and 4,500 MCF of gas. The value of those proved reserves, discounted at 10%, will decrease approximately $17,200, net of the proceeds from the sale of the M.M. Louder interest.

          Proved Reserves and Present Value Information

For information concerning the Company's proved reserves and present value information, see "Supplementary Information On Oil And Gas Operations." Estimates of the Company's estimated proved oil and gas reserves and present value of the estimated future net revenues attributable to such reserves as/of October 1, 1999 are based upon reports by the independent consulting firm of D. J. Low, Inc. The Company files such reports with the Securities and Exchange Commission, pursuant to regulations of that agency which also provides public access to those documents.

The Securities and Exchange Commission requires that estimates of reserves, estimates of future net revenues and the present value of estimated future net revenues be based on the assumption that oil and gas prices will remain at current levels (except for gas prices determined by fixed contracts), and that production costs will not escalate in future periods. The present value of estimated future net revenues for fiscal years 1999 and 1998 has not been adjusted for income taxes because significant net operating loss carryforwards exist for income tax and financial reporting purposes. All such estimates have been adjusted for the anticipated costs of developing proved undeveloped reserves.

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


                Production, Average Sales Price,
             and Average Production (Lifting) Costs

The following table sets forth oil and gas production (net of all royalties, overriding royalties, and other outstanding interests of other entities) attributable to the Company for the fiscal years ended September 30, 1999 and 1998 and the average sales prices and production costs per unit of production.

                                          Years Ended September 30,

                                                  1999        1998
Production:
  Oil (Bbls) . . . . . . . . . .                  2,233       3,868
  Gas (Mcf)  . . . . . . . . . .                  4,967       9,518
Average Sales Prices:
  Oil (per Bbl)  . . . . . . . .                 $11.94      $12.18
  Gas (per Mcf)  . . . . . . . .                 $ 1.81      $ 1.41
Average Production Costs
  Per Equivalent Barrel Of Oil*.                 $ 6.08**    $12.29

* Equivalent barrels include oil, condensate and gas. Gas is converted to equivalent barrels on the basis of 6 Mcf per equiva-lent barrel.

**In August 1998, the Company sold its working interest in some of its highest operating cost properties. The majority of its production in fiscal 1999 was derived from working interest wells which have lower production costs, and royalty interests, which are not subject to operating costs.

                        Drilling Activity

The Company did not participate in any drilling activity during fiscal 1999 or 1998.

                Approximate Developed Acreage and
                  Productive Oil and Gas Wells

The following table identifies productive wells and sets forth an approximation of developed oil and gas acreage in which the Company owned a leasehold interest as of September 30, 1999

                   Productive Wells (2)          Developed Acres(1)
                  Gross (5)       Net (6)        Gross (3)   Net(4)
                 Oil    Gas      Oil    Gas
Geographic Area
North Dakota      1      -       .25     -         80.00      20.00
Texas             1      -       .25     -        160.00      40.00
Wyoming           1      -       .03     -      1,131.72      33.84
                ____   ____     ____   ____     ________     ______
TOTAL             3      -       .53     -      1,371.72      93.84


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

           Approximate Undeveloped Oil and Gas Acreage

The following table sets forth the approximate undeveloped oil and gas acreage in which the Company owned a leasehold interest as of September 30, 1999.

                                Undeveloped Acreage
                           Gross                    Net

     Wyoming             2,799.29                  860.64

     TOTAL               2,799.29                  860.64

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

       Overriding Royalty Interests in Undeveloped Acreage

The following table sets forth, as of September 30, 1999, the Company's overriding royalty interests in undeveloped oil and gas acreage.

                                 Net (2)             Company's
                   Royalty(1)    Royalty      Overriding Royalty
                    Acres         Acres              Interest

Texas                640.00         20.00              3.125%
Wyoming              657.09         16.79              2.55%

  TOTAL            1,297.09         36.79              5.675%

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

        Overriding Royalty Interests in Developed Acreage
                       and Producing Wells

The following table sets forth, as of September 30, 1999, the Company's overriding royalty interests in developed oil and gas acreage and producing wells.


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

ITEM 3.  LEGAL PROCEEDINGS

During 1998, the Company was involved in a lawsuit against Chevron alleging underpayment of overriding royalties. This lawsuit was settled during the trial, and Nova received $6,200 in settlement of this matter in December 1998.

The Company has an outstanding balance of $16,447 with Union Pacific Railroad. The Company did not have adequate cash to pay this invoice. The Company offered to pay $1,000 per month until the balance was paid. Union Pacific would not accept this arrangement and referred the matter to an attorney for collection. Nova paid this sum in November 1999, and the Union Pacific acknowledged that this payment discharged in full all outstanding debt owed to the Union Pacific.

The Company knows of no other legal proceedings contemplated or threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No shareholder meetings were held in Fiscal 1999.

                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the over-the-counter market and is listed on the Electronic Bulletin Board under the symbol "NVNU". The following table sets forth the range of high and low closing bid prices of the Common Stock for the years ended September 30, 1999 and 1998, as reported by the National Quotation Bureau, LLC. These prices are believed to be representative of inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.
                                               Bid Price
   Fiscal 1999                              High        Low
    First Quarter                          $0.050      $0.0313
    Second Quarter                          0.030       0.030
    Third Quarter                           0.030       0.030
    Fourth Quarter                          0.020       0.0325


                                                Bid Price
   Fiscal 1998                              High        Low
    First Quarter                         $ 0.060     $ 0.030
    Second Quarter                          0.040       0.020
    Third Quarter                           0.080       0.020
    Fourth Quarter                          0.080       0.050

The bid and asked prices for the Company's Common Stock on September 30, 1999 were $0.02 and $0.0325 respectively, as reported by Bloomberg Financial Services.

The number of record holders of the Company's Common Stock as of September 30, 1999 was 5,322.

Also outstanding as of September 30, 1999 were options under the Company's employee stock option plans to purchase a total of 3,673,577 shares, of Common Stock. These options are held by a total of nine persons, all but two of whom are officers, directors or employees of Nova, and are exercisable until January, 2003 at $.03 per share.

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

Liquidity and Capital Resources

During and subsequent to the end of fiscal 1999, The Company undertook actions designed to provide additional working capital and restructuring its long-term debt. On April 1, 1996, the Company issued $250,000 of convertible debentures which provided for interest at an annual rate of 10%, payable semi-annually, were payable April 1, 2001, and were redeemable in common stock by the Company after March 31, 1998. The debentures were convertible into the Company's common stock at the rate of one share of stock for each $0.15 of principal, as an aggregate of 1,666,667 common shares if converted. In January, 1999 the Company offered and debenture holders accepted:

     1. Promissory notes in the aggregate amount of 50% of the face amount of the debentures would be issued to debenture holders, secured with future receivables from the installment sale of Nova's cement-grade kaolin mine. The note is due no later than December 31, 2001, and contains the same dilution protection as the debentures. Interest on the note will be paid at a 10% annual rate, on August 31st and December 31st of each year, to coincide with receipt of the installment payments from the sale of the mine. Management agreed to recommend to the shareholders at the next shareholder's meeting that the notes be convertible into common stock at $0.04 per share and that sufficient shares be authorized to permit such conversion.

     2. Shares of Nova restricted common stock were issued for the remaining 50% of principal of the debentures at $00.04 per share.

     3.  The debentures were not called.

As a result of the acceptance of this offer, the Company's long term debt was reduced by $125,000. Common stock was increased by 3,125,000 shares. The Company booked a $71,615 expense in connection with the conversion due to the difference in the fair value of the original conversion price and the new conversion price.

Subsequent to the end of the fiscal year, the Company sold its net mineral interests in Campbell County, Wyoming for $71,658. These interests had not been carried at any significant value on the Company's balance sheet. Upon receipt of these funds, the Company paid in full its outstanding short-term bank loan of $43,000.

Effective 10/1/99, the Company transferred its interest in a well and leasehold interest in North Dakota to the operator in full satisfaction of alleged debt owed to that operator. The Company had previously informed the operator that this well was uneconomic and should be plugged.

In November 1999, the Company paid a former shipper of kaolin from its kaolin mine $16,446.85, which had been invoiced a year after the mine had been sold, paying this obligation in full. Upon receipt of these funds, the shipper agreed that this payment discharged in full all outstanding debt owed to this shipper by the Company. To its knowledge, the Company owes no other sums in connection with its former kaolin mine.

Effective 12/1/99, the Company sold its interest in a well and leasehold in Texas for $3,750. The net result of these subsequent events was an increase in cash on hand of $32,408, a reduction in current liabilities of $75,675, and a reduction in the value of the Company's reserves, net of production since 9/30/99, of approximately $16,750.

The Company has not paid its contract personnel, who are the former employees of the Company, although they have continued to discharge their duties on behalf of the Company. The Company intends to make payments to these individuals as its financial abilities permit, but has not accrued any amounts for this purpose on its balance sheet.

The Company continues to experience a severe cash flow shortage.
As was stated in this report for the fiscal year ended September 30, 1998, unless new financing were secured, and/or an agreement were made to enter into a joint venture on the Company's paper kaolin properties on terms which would provide capital and/or overhead coverage to operate this project, the Company might not be able to continue in business. Neither of these events have occurred, and the Company previously indicated that it intended to explore all avenues whereby it could create value for its shareholders, including mergers.

The Company has suffered recurring losses and cash flow deficits from operations due to the inability of operating cash flows to cover expenses needed to maintain those operations. At September 30, 1999, the Company had an accumulated deficit of $9,503,263.

The Company's working capital was a positive $3,424 as of September 30, 1999, compared to a working capital deficit of $55,343 as of September 30, 1998. The improvement in working capital was primarily attributable to a substantial reduction in current liabilities due to a $23,806 reduction in Note Payable and a $30,384 reduction in Accounts Payable, both resulting from the Company's improved cash position during the year, which enabled the Company to reduce its bank debt and apply cash toward payables which were at a lower level due to the Company's successful efforts to reduce expenses.

Total assets decreased to $521,768 as of September 30, 1999, from $594,967 as of September 30, 1998. The decrease in total assets was attributable primarily to the collection of notes receivable connected with the 1997 sale of the Kaolin Mine, and to a lesser extent to a reduction in net oil and gas properties and lower current assets. The Company's main source of income as it has attempted to find a partner to develop its interest in the Paper Grade Kaolin Project has been the payments from the sale of the Kaolin Mine. The Company realized a loss on its oil and gas production due to the low price of oil and the higher costs of production.

The decrease in total liabilities from $422,430 in 1998 to $210,360 in 1999 is due primarily to the restructuring of the Company's long-term debt and a substantial decrease in current liabilities, including reduced bank borrowings as compared to the fiscal 1998 balance sheet date, which was effected by proceeds from asset sales, a continual effort to reduce operating expenses, and improved oil & gas operating results due primarily to higher gas prices coupled with greatly reduced operating costs as the sales mix shifted more heavily toward royalty income, which is more profitable. As a result of the operating revenue decrease during the year, and the continued Net Loss, there are uncertainties that may have a significant impact on the Company's liquidity and which raise substantial doubt about the Company's ability to continue as a going concern.

The Company's liquidity is primarily dependent on receipt of proceeds from the installment sale of the Company's kaolin mine, income from oil and gas production, and the sale of oil and gas wells and other assets. The Company intends to operate its paper-grade kaolin project with a new partner, and has structured this venture with overhead coverage and fees to cover the expenses of operating this project, but it is not certain that the Company will be successful in entering into an agreement with a partner on the basis needed to cover the costs of such operations, and there are no current discussions with such a partner. To continue operations, the Company will need to raise additional funds for working capital purposes via the private placement of securities, or some other means, the success of which cannot be determined in advance.

The Company has been conducting limited examination of cores, and processing raw kaolin for the 1996 drilling program on its paper kaolin properties, analyzing the data from seven years of exploration and development work on this project, and marketing this project to the industry in the attempt to bring in a new partner who will assist Nova in aggressively pursuing the further development of this project. These marketing efforts have been hampered by the current malaise in the mining industry, which limits both the ability and the will of mining companies to take on new projects.

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

The Company made an offer to all of the holders of its Convertible Subordinated Debentures to restructure this debt. The Company offered to exchange restricted common shares of the Corporation for 50% of the Principal Amount (i.e. $125,000), at a price per share of $.04, and to replace the other 50% of the Principal Amount with notes secured by a portion of a $125,000 installment payment relating to the sale of its kaolin mine to be received in December 2001. This offer was accepted by all of the Debenture holders.
The notes have a due date of December 31, 2001, and will pay interest at 10% per annum, with payments to be made on August 31 and December 31 of each year, to coincide with the receipt of installment payments from the mine sale. No interest payment was made on February 28, 1999. However, the August 31, 1999 interest payment included interest computed at an annual rate of 10% on $125,000 of notes, as if the notes had been outstanding from September 1, 1998. The Company has sufficient funds on hand to make the interest payment due on December 31, 1999 and intends to do so.

Management agreed to recommend to the shareholders at the next shareholders meeting that shares sufficient to allow conversion of these notes to common shares at a conversion price of $.04 per share be authorized. The Company would have the right to call the notes prior to the due date, and the holders of such notes would have the right to either be paid cash and accrued interest or convert the notes to common shares. The holders would also have the right to exercise this conversion privilege at any time subsequent to approval of such conversion rights and prior to the due date of the note.

Nova issued 3,125,000 common shares, and another 3,125,000 such shares would be issuable should 1) shareholders authorize sufficient shares to provide for conversion of the $125,000 principal amount of the notes into common stock, and 2) should all of the holders of the notes elect to so convert. In addition, the Company's debt has been reduced by $125,000 and the annual interest cost has been reduced to $12,500 from $25,000. The acceptance of this offer has resulted in substantial dilution. Common shares outstanding on a fully-diluted basis have increased from approximately 15,000,000 shares to approximately 16,460,000 shares.

Nova's officers and Directors held $46,875 or 18.8% of the Principal Amount of the debentures, which they acquired on identical terms as those not affiliated with the Company. All of the officers and directors holding such debentures agreed to accept the Company's offer, were issued 585,935 shares of common stock and hold notes aggregating $23,438.

Year 2000

Management does not believe the Company has a year 2000 problem since the bulk of its computing is performed on MacIntosh machines, and the PC which it does use for its accounting will be obsolete and its software will be replaced prior to the year 2000. The cost of replacing this equipment is not believed to be material. A PC is used for mapping and ore reserve computations, but the work done on this machine will not be affected by the year 2000 problem. Nova's business is not materially dependent on suppliers who may have year 2000 problems.

Results of Operations

The Company realized a net loss of $57,744 for the year ended September 30, 1999, compared to a net loss in the 1998 fiscal period of $271,581. Oil and gas sales decreased substantially, reflecting the sale of a significant portion of the Company's producing oil & gas assets, normal production decline, and lower oil prices. Gas prices increased, but production volumes, reflecting the producing asset sales, dropped 48%, more than offsetting a 28% increase in gas prices. No gravel royalties were recorded during the year since the Company's gravel royalty interest was previously sold to an unaffiliated third party. Oil and gas production costs also declined due to these sales as well as a greater portion of production revenues was accounted for by royalty interests, which have very low operating costs.

General and administrative costs decreased $91,419 or 35% to $167,918 for the year ended September 30, 1999 compared to the same period in 1998. This decrease was primarily the result of the fact that the Company paid no salaries in the 1999 Fiscal Year, as well as a continual effort to reduce expenses.

Revenues

Mineral sales from kaolin were non-existent in fiscal 1999, and very low in 1998, reflecting the sale of the Kaolin Mine in 1997. No gravel royalties were recorded in fiscal 1999, compared to $1,320 in 1998. The Company previously had collected royalties on the sale of gravel from land leased by the Company pursuant to an arrangement with a third party, which mined and sold the gravel. The gravel interests were sold in 1998 for $10,000. This was chiefly responsible for the elimination of mineral sales in the 1999 fiscal period.

Oil and gas sales decreased $23,825 or 39% for the year ended September 30, 1999 as compared to the same period in 1998. This decrease is attributable to the sale of a portion of the Company's working interest production, and a decline in the price of oil. A comparison of production and prices in 1999 and 1998 is as follows:


                                     1999          1998
Sales Volume
 Oil (bbls)                         2,233         3,868
 Gas (MCF)                          4,967         9,518

Average Sales Price
  Oil (bbls)                        $11.94        $12.18
  Gas (MCF)                         $ 1.81        $ 1.41


Other income for the year ended September 30, 1999 consisted primarily of revenue received from contract land work for third parties of $19,419, a gain on the sale of assets of $29,652, and other income of $32,922, derived from the reclassification of lease operating expenses and the proceeds of a lawsuit.

Interest income declined in fiscal 1999 to $31,329 compared to $39,924 in the 1998 period. This is due to reduced imputed interest on the note receivable from Northern Con-Agg, due to the reduced amount of this receivable.

Expenses

Oil & gas lease production costs including production taxes declined 72% in fiscal 1999 to $18,625 from $67,030. Oil and gas production costs declined more sharply than oil & gas sales since the majority of the oil & gas assets sold by the Company were working interests. Accordingly, the production mix shifted more to the royalty side, and royalty production has a very low cost since there are no deductions for operating costs from royalty payments.

Depreciation, depletion and amortization dropped 46% from $12,892 in 1998 to $6,923 in 1999. This primarily resulted from the sale of oil & gas assets, although normal production decline also contributed. General and administrative expenses decreased $91,419 or 35% to $167,918 for the year ended September 30, 1999 compared to the same period in 1998. This decrease primarily resulted from the elimination of employee salaries, as well as the Company's expense reduction program.

Interest expense decreased 53% or $16,869 to $14,786 in fiscal 1999 compared to fiscal 1998, chiefly because the Company was not required to borrow as much against its line of credit in fiscal 1999 as in the previous fiscal year, as well as the restructuring of the Company's long-term debt, which reduced the interest paid on that debt.

Impairment and abandonment costs were zero in fiscal 1999, compared to a total of $26,938 in fiscal 1998. No properties were impaired or abandoned in the 1999 fiscal period.


Commitments

The Company's current office lease is a three-year lease which expires at the end of February, 2000. Lease payments during the balance of the lease, from October 1, 1999 through February 2000 will amount to $10,128.

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

       ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Nova Natural Resources Corporation
Denver, Colorado

We have audited the accompanying balance sheet of Nova Natural Resources Corporation as of September 30, 1999, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Natural Resources Corporation as of September 30, 1999, and the results of its operations and its cash flows for the years ended September 30, 1999 and 1998 in conformity with generally accepted accounting principles.

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

HEIN + ASSOCIATES LLP


Denver, Colorado
November 8, 1999

               NOVA NATURAL RESOURCES CORPORATION

                         BALANCE SHEET
                      SEPTEMBER 30, 1999

                              ASSETS
                                                 1999
CURRENT ASSETS:
  Cash and equivalents                   $     2,363
  Accounts receivable:
    Oil and gas                                4,647
    Other                                      2,807
  Current maturities of note receivable       74,874
  Prepaid expenses and other                   4,093
                                           _________
    Total current assets                      88,784

OIL AND GAS PROPERTIES, at cost
  (using the full
  cost method of accounting):
  Unproved properties not being amortized     11,806
  Properties being amortized               5,953,179
                                           _________
                                           5,964,985
  Accumulated depreciation, depletion
    and amortization                      (5,932,306)
                                          ___________
      Net oil and gas properties              32,679

MINERAL PROPERTIES, at cost                  193,122
                                          __________
OTHER ASSETS:
  Note receivable, net of current maturities 203,485
  Deposits and Other                           3,550
  Furniture and technical equipment,
    net of accumulated depreciation
    of $66,029                                   148
                                             _______
    Total other assets                       207,183
                                             _______
TOTAL ASSETS                             $   521,768



         See accompanying notes to these financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note Payable                           $    21,342
  Accounts payable                            15,544
  Accrued expenses                            48,474
                                           _________
      Total current liabilities               85,360

LONG TERM DEBT                               125,000

COMMITMENTS AND CONTINGENCIES (Notes 1, 2 and 8)

STOCKHOLDERS' EQUITY

  Convertible preferred stock, $1.00
    par value; 3,000,000 shares
    authorized; 1,792,267 shares
    issued and outstanding,
    liquidation preference $1,792,267      1,792,267
  Common stock, $.10 par value;
    17,000,000 shares authorized;
    6,200,379 shares issued and
    outstanding;                             939,913
  Additional paid-in capital               7,082,491
  Accumulated deficit                     (9,503,263)
                                          ___________
     Total Stockholders' equity              311,408

TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY              $   521,768

         See accompanying notes to these financial statements.

                 NOVA NATURAL RESOURCES CORPORATION
                     STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED
                                              SEPTEMBER 30,
                                         ______________________
                                         1999             1998
                                        ______           ______
REVENUES:
  Mineral sales:
     Kaolin                          $         -      $       584
     Gravel Royalties                          -            1,320
  Oil and gas sales                       37,186           61,011
                                       _________        _________
        Total revenues                    37,186           62,915
                                       _________        _________
COSTS AND EXPENSES:
  Oil and gas production costs            18,625           67,030
  Depletion, depreciation, and
   amortization                            6,923           12,892
  Impairment of oil & gas properties           -           20,000
  Mining property abandonment costs            -            6,938
  General and administrative             167,918          259,337
                                       _________        _________
        Total costs and expenses         193,466          366,197
                                       _________        _________
OPERATING LOSS                          (156,280)        (303,282)

OTHER INCOME (EXPENSES):

  Contract income                         19,419                -
  Interest income                         31,329           39,924
  Interest expense                       (14,786)         (31,655)
  Gain on sale of assets                  29,652           22,982
  Other                                   32,922              450
                                       _________         ________
                                          98,536           31,701
                                       _________         _________

NET LOSS                             $  ( 57,744)     $  (271,581)
                                       ==========        =========
NET LOSS PER SHARE(Basic and diluted)       (.01)            (.05)
                                       ==========        =========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                         8,106,000        5,806,000
                                       =========        =========
         See accompanying notes to these financial statements

                              NOVA NATURAL RESOURCES CORPORATION
                              STATEMENTS OF STOCKHOLDERS' EQUITY
                            YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                    CONVERTIBLE
                                   PREFERRED STOCK                COMMON STOCK
                                  SHARES       AMOUNT         SHARES        AMOUNT
                                _________     _________     _________      ________
BALANCES, September 30, 1997     1,792,267   $ 1,792,267     6,200,379   $   620,038

  Purchase and retirement of
    common stock                        --            --      (411,873)      (41,187)
  Contribution of stock to
    employee stock ownership plan       --            --       485,625        48,562
  Issuance of common stock options
    to consultants for services         --            --            --            --
  Net loss                              --            --            --            --
                                 _________     _________     _________       ________
BALANCES, September 30, 1998     1,792,267   $ 1,792,267     6,274,131      $627,413
  Debt Conversion                       --            --     3,125,000       312,500
  Net Loss                              --            --            --            --
                                 _________     _________     __________      ________
BALANCES, September 30, 1999     1,792,267    $1,792,267     9,399,131      $939,913

                       See accompanying notes to these financial statements.

                            NOVA NATURAL RESOURCES CORPORATION
                      STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                         YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                   ADDITIONAL                     TOTAL
                                   PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                   CAPITAL        DEFICIT         EQUITY
BALANCES, September 30, 1997      $7,193,086   $(9,173,938)    $  431,453
  Purchase and retirement of
    common stock                      24,714            --        (16,473)
  Contribution of stock to
    employee stock ownership plan    (24,281)           --         24,281
  Issuance of common stock options
    to consultants for services        4,857            --          4,857
  Net loss                                --      (271,581)      (271,581)
                                    _________     _________     _________
BALANCES, September 30, 1998      $7,198,376   $(9,445,519)    $  172,537
  Debt Conversion                   (115,885)           --        196,615
  Net Loss                                --       (57,744)       (57,744)
                                    _________     _________     _________
BALANCES, September 30, 1999      $7,082,491   $(9,503,263)    $  311,408

                     See accompanying notes to financial statements.

                              NOVA NATURAL RESOURCES CORPORATION
                                   STATEMENTS OF CASH FLOWS

                                                                    FOR THE YEARS ENDED
                                                                        SEPTEMBER 30,
                                                                    ___________________
                                                                  1999               1998
                                                                 ______             ______
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $   (57,744)       $  (271,581)
  Adjustments to reconcile net loss to net cash
    from operating activities:
    Depletion, depreciation and amortization                        6,923             12,892
    Induced conversion of debentures                               71,615                 --
    Impairment of oil and gas properties                               --             20,000
    Gain on sale of assets                                             --            (22,982)
    Contribution of stock to employee stock ownership plan             --             24,281
    Fair value of stock options granted to consultants                 --              4,857
    Changes in operating assets and liabilities:
       Decrease (increase) in:
         Accounts receivable                                       12,605             17,440
         Prepaid expenses and other                                 1,891              5,778
         Deposits                                                      --             (3,550)
       Increase (decrease) in:
         Accounts payable                                         (30,384)            14,020
         Accrued expenses                                          (1,042)           (12,601)
                                                                _________           ________
      Net cash used in operating activities                         3,864           (211,446)
                                                                _________           _________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                         --             31,813
  Investment in and advances to NovaChek LLC                           --              4,000
  Capital expenditures                                            (14,248)           (56,754)
  Collection of principal on note receivable                       67,929             61,629
                                                                _________           _________
      Net cash provided by investing activities                    53,681             40,688
                                                                _________           _________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable and long term debt         (136,548)           (64,139)
  Purchase and retirement of common and preferred stock                --            (16,473)
  Proceeds from notes payable                                      80,904            101,348
                                                                _________            ________
  Net cash provided by (used in) financing activities             (55,644)             20,736
                                                                _________            ________

NET INCREASE(DECREASE)IN CASH AND EQUIVALENTS                       1,901            (150,022)

CASH AND EQUIVALENTS, at beginning of year                            462             150,484
                                                                 ________            ________
CASH AND EQUIVALENTS, at end of year                          $     2,363          $      462
                                                                =========            ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                      $    15,827          $   31,916
                                                                =========            ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Convertible debentures converted to common stock            $   125,000          $       --
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

At September 30, 1999 the Company has an investment of approximately $188,000 in a single mineral property located in Minnesota. If the Company is not successful in attracting an industry partner to develop this property, it will be necessary to return the Company's interest in the property to U. S. Borax. If an industry partner is located to develop the property, it will be necessary to pay $300,000 by January 1, 2002 to acquire the ownership interest of U. S. Borax. Even if an industry partner is found, there is no assurance that commercial feasibility will be reached.

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

Amortization of the full cost pool is computed using the units-of-production method based on proved reserves as determined annually by the Company and independent petroleum engineers. The provision for depletion, depreciation, and amortization on an equivalent barrel basis during fiscal years 1999 and 1998 was $3.07 and $2.15, respectively.

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

Earnings Per Share - Net loss per share is presented in accordance with the provisions of Statements of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No.128 replaces the presentation of primary and fully diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS No.128, basic EPS excludes dilution for potential common shares and is computed by dividing the net loss by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue the common stock were exercised or converted into common stock and resulted in the issuance of common stock. Basic and diluted EPS are the same in 1999 and 1998 as all potential common shares were antidilutive.

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

In October 1995, the Financial Accounting Standards Board issued a new statement SFAS No.123, "Accounting for Stock-Based Compensation". SFAS No.123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for by the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS No.123 for employees, but is subject to the related disclosure requirements.

(2)  UNCERTAINTY OF FUTURE OPERATIONS

The financial statements have been prepared assuming that the Company will continue as a going concern. Certain factors, discussed below, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has suffered recurring losses from operations.  At
September 30, 1999, the Company has an accumulated deficit of approximately $9,500,000 and has minimalcash and working capital. Accordingly, the Company's current capital resources are not sufficient to fund continued operating losses. In order to improve liquidity, the Company has sold a substantial portion of the Company's operating assets. The future viability of the Company is dependent upon the ability of the Company to obtain additional equity or debt financing and to ultimately achieve profitable operations.

(3)  SALE OF ASSETS:

In July 1997, the Company obtained shareholder approval to close the sale of its cement-grade Kaolin mine, including certain mineral leases and technical equipment. The Company received cash at closing of $125,000 and the purchaser executed a note which provided for installments of $50,000 in August and December of each year through August 2001 and a final installment of $125,000 in December 2001. Payments under the note are collateralized by the property and equipment conveyed to the purchaser. The Company imputed interest at 10% to arrive at the present value of the note of $454,801 on the closing date. The Company recognized a gain of $83,009 on this transaction. Management estimates that fair value of the note receivable is approximately equal to the carrying value at September 30, 1999.

(4)   DEBT FINANCING:

Note Payable - At September 30, 1999, the Company has a bank line-of-credit of $100,500 with an outstanding principal balance of $21,342. The note provides for interest at prime rate plus 2% (total of 10.25% at September 30, 1999). This loan is collateralized by land that is owned by an officer and director of the Company and is guaranteed by the officer and director.

Long-Term Debt - On April 1, 1996, the Company issued $250,000 of convertible debentures. These debentures provide for interest payments at an annual rate of 10%, payable semi-annually, and are due on April 1, 2001, but are redeemable in common stock by the Company after March 31, 1998. The debentures are convertible into the Company's common stock at the rate of one share of stock for each $0.15 of principal, which would result in the issuance of 1,666,667 common shares if so converted. In June 1996, holders of $175,000 of the debentures, of which $40,625 of debentures are held by affiliates, agreed that the Company could redeem such debentures after September 1, 1996, provided that such early redemption is effected at $0.10 per common share and the payment of six months advance interest. No such early redemption has been made to date. Management believes the fair value of the convertible debentures was approximately $125,000 at September 30, 1999.

In January 1999, the Company offered the debenture holders the following proposal:

A. Fifty percent of the face amount of the debentures will be secured with future receivables from the installment sale of Nova's cement-grade kaolin mine. An escrow account will be set up for this purpose. The note will be due no later than December 31, 2001, and would have the dilution protection contained in the present debentures. Interest on the note will be paid at a 10% annual rate. These payments would be made on August 31 and December 31 of each year, to coincide with receipt of the installment payments from the sale of the mine. Management agreed to recommend to the shareholders at the next shareholders at the next shareholder's meeting that the notes be convertible into common stock at $0.04 per share and that sufficient shares be authorized to permit such conversion.

B.  Shares of Nova Common stock would be issued for the remaining
    50% of the face amount of the debentures at $0.04 per share.

C. The offer would expire March 31, 1999 unless extended by the Company. The offer was accepted by 100% of the debenture holders. As a result, the Company's long-term debt was reduced by $125,000 to $125,000. Common stock was increased by 3,125,000 shares. The Company booked a $71,615 expense in connection with the conversion due to the difference in the fair value of the original conversion price and the new conversion price.

The Company owed $37,008 to a former director on a contract payable in connection with the purchase and retirement of common and convertible preferred stock, payable in installments of $6,000 in August and December of each year through August 2001, with a final payment in December 2001 of $1,008. In March 1999, the Company reached an agreement with the former director to accept $18,504 as payment in full of this long-term obligation. The Company recognized a gain of $14,652 on this forgiveness of debt.

 (5)   INCOME TAXES

The components of the net deferred tax asset and liabilities at September 30, 1999 and 1998 are as follows:

                                             1999                 1998
Deferred tax assets-
  Net operating loss carryforward        $ 1,650,000           $ 1,940,000
  Less valuation allowance                (1,620,000)           (1,913,000)
                                          __________             __________
      Net deferred tax asset                  30,000                27,000

Deferred tax liabilities-
  Depletion, depreciation, amortization,
  and valuation allowance for income tax
  purposes in excess of amounts for
  financial statement purposes               (30,000)             (27,000)
                                          __________             _________

      Net deferred tax asset            $        --            $     --
                                         ===========             =========

The Company has net operating loss carryforwards at September 30, 1999 for Federal income tax reporting purposes of approximately $4,400,000. These carryforwards expire in varying amounts through 2019. The valuation allowance decreased by $293,000 during the current year mainly due to expiring net operating loss carryforwards.

(6)   STOCKHOLDERS' EQUITY

Preferred Stock - The Company's preferred stock outstanding is convertible into 3,584,534 shares of common stock. The preferred shares contain 2-for-1 voting rights, have a $1.00 liquidation preference and have no stated dividend rate.

Stock Option Plans - The Company has approved two stock option plans for the benefit of Company employees and key personnel. The first plan is the Nova Natural Resources Corporation 1989 Nonqualified Stock Option Plan (the "1989 Nonqualified Plan") and the second plan is the Nova Natural Resources Corporation 1989 Incentive Stock Option Plan, a qualified plan (the "Incentive Plan"). Both plans include terms whereby participants are issued options to purchase shares of the Company's common stock at the market price at the time of grant. The options are exercisable at the date of grant and expire five years after the date of grant. Options granted to employees under both plans who subsequently terminate employment with the Company are canceled if not exercised within three months after termination of employment. Pursuant to these Plans, no options were permitted to be granted after 1994. No options were outstanding under either of these plans as of September 30, 1999. Activity in the 1989 stock option plans for the years ended September 30, 1999 and 1998 is as follows:

                                                   Incentive Plan            Non-qualified Plan
                                                          Weighted                          Weighted
                                                          Average                           Average
                                             Number of    Exercise Price  Number of         Exercise Price
                                              Shares      Per Share         Shares          Per Share
Outstanding, September 30, 1997             600,000          .105          400,000             .105
       Cancelled                           (600,000)         .105         (400,000)            .105
                                           ________                        _______
Outstanding, September 30, 1998                  --                             --

Outstanding, September 30, 1999                  --                             --
                                           ========                        =======

During 1998, the Board of Directors adopted the 1998 Nonqualified Stock Option Plan (the "1998 Plan") whereby 4,500,000 shares were reserved for issuance. The 1998 Plan provides that the exercise price of the options should be equal to the market price of the Company's common stock on the date of grant and the options expire five years after the date of grant and the options expire five years after the date of grant. No options may be granted under the 1998 Plan after January 2003.

Following is a summary of activity under the 1998 plan for the years ended September 30, 1998 and 1999:

                                                           Weighted
                                        Number              Average        Expiration
                                       of Shares        Exercise Price        Date
                                                           Per Share
                                      __________        _______________     ___________
Outstanding, October 1, 1997                  --                     --              --

Granted:
  Consultants                            200,000                    .03            1/03
  Employees                            3,273,577                    .03            1/03
                                       _________

Outstanding, September 30, 1998        3,473,577                    .03

Granted:
  Employee                               200,000                    .03            8/04
                                       _________
Outstanding, September 30, 1999        3,673,577                    .03

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

                                      Year Ended September 30,
                                   1999                     1998
                                  _____                    ______

  Net loss:
      As reported            $ (57,744)                $  (271,581)
      Pro forma              $ (63,288)                   (363,181)
  Net loss per common share:
      As reported                 (.01)                $      (.05)
      Pro forma                   (.01)                       (.06)

For purposes of the above pro forma amounts, the weighted average fair value of options granted to employees for the years ended September 30, 1998 was $.028 per share. The fair value of each employee option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                       Year Ended September 30,
                                   1999                      1998
                                  _____                     _____

  Expected volatility             200%                        207%
  Risk-free interest rate         6.0%                        5.6%
  Expected dividends                0%                          0%
  Expected terms (in years)       3.0                         3.0

Stock Ownership Plan - The Company has also established the "Nova Natural Resources Corporation Employee Stock Ownership Plan" (the ESOP Plan) for all employees. The ESOP Plan provides for contributions of Company stock to a trust in an amount determined by the Board of Directors. The Company's contributions to the Plan during the year ended September 30, 1998 amounted to 485,625 shares of common stock with an aggregate value of $24,281.

(7)   RELATED PARTY TRANSACTIONS

The Company owns interests in various producing and non-producing mineral properties with the REM Family Trust ("the Trust"), a trust in which the Chairman of the Company is the trustee. The Trust also held a royalty interest on the Company's cement grade kaolin property. Royalty expense, under this agreement, was $0 and $0 in 1999 and 1998, respectively.

(8)  COMMITMENTS AND CONTINGENCY

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

Leases - Future minimum rental payments for office facilities under the remaining terms of noncancelable leases are $7,841 for the fiscal years ending September 30, 2000. Net rental payments charged to expense under all operating leases amounted to $17,590 in 1999 and $15,670 in 1998.

(9)  INDUSTRY SEGMENTS AND MAJOR CUSTOMER

Segment Information - The Company conducts all of its operations within the United States, which consist principally of oil and gas exploration and production and mining. There are no sales or other transactions between these two business segments. Presented below is information concerning the Company's business segments for the years ended September 30, 1999 and 1998:

                                               1999          1998
REVENUE:
    Oil and gas                              $   37,186     $   61,011
    Mining                                           --          1,904
                                               ________      _________
                                             $   37,186     $   62,915
                                               ========      =========
OPERATING INCOME (LOSS):
    Oil and gas                              $   12,589     $  (77,729)
    Mining                                           --        (45,034)
    General corporate activities               (168,869)      (180,519)
                                              _________       _________
                                             $ (156,280)    $ (303,282)
                                              =========       ==========



DEPRECIATION AND DEPLETION:
    Oil and gas                              $    5,972     $    11,710
    General corporate activities                    951           1,182
                                               ________         _______
                                             $    6,923     $    12,892
                                               =========        =======
IDENTIFIABLE ASSETS, net:
    Oil and gas                              $   32,679     $    56,133
    Mining                                      474,969         527,982
    General corporate activities                 14,120          10,852
                                              _________       _________
                                             $  521,768     $   594,967
                                              =========       =========
CAPITAL EXPENDITURES INCURRED:
    Oil and gas                              $   13,460     $     4,251
    Mining                                       27,465          55,003
    General corporate activities                    243              --
                                              _________       _________
                                            $    41,168     $    59,254
                                              =========       =========

(10)  DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES:

All oil and gas operations of the Company and its subsidiaries are conducted in the United States. Capitalized costs relating to oil and gas producing activities are as follows:
                                                       September 30,
                                                  1999           1998
Unproved properties not being amortized       $ 11,806      $    11,806
Properties being amortized:
   Unproved properties                         118,602          116,898
   Proved properties                         5,834,577        5,869,741
                                             _________        _________
                                             5,964,985        5,998,445
Accumulated depreciation, depletion and
  amortization                              (5,932,306)      (5,946,334)
                                            __________        _________
                                              $ 32,679      $    52,111
                                            ==========        =========

Costs incurred in oil and gas producing activities, whether capitalized or expensed, during the years ended September 30, 1999 and 1998 are as follows:

                                                  1999           1998
                                               _________       _________
  Acquisition costs                           $        -      $        -
                                               =========       =========
  Exploration costs                           $               $    4,251
                                               =========       =========
  Development costs                           $       --      $       --
                                               =========       =========

Estimated Quantities of Proved Oil and Gas Reserves (Unaudited) - Proved oil and gas reserves are the estimated quantities of crude oil and natural gas, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. However, reserve information should not be construed as the current market value of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves. Reserve calculations involve the estimation of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. These estimates are based on numerous factors, many of which are variable and uncertain. Accordingly, it is common for the actual production and revenues to vary from earlier estimates.

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

Set forth below is the unaudited summary of the changes in the net quantities of the Company's proved oil (bbls) and natural gas (mcf) reserves for the years ended September 30, 1999 and 1998:

                                             1999                   1998
                                       (bbls      (mcf)       (bbls      (mcf)

Proved reserves-beginning of year      11,934     30,247      22,973     62,463
    Revisions of previous estimates     1,451     (8,547)        979     17,999
    Sales of reserves-in-place             --         --      (8,150)   (40,697)
    Production                         (2,233)    (4,967)     (3,868)    (9,518)
                                       ______     ______      ______     ______
Proved reserves-end of year            11,152     16,733      11,934     30,247
                                       ======     =======     ======    =======
Proved developed reserves:
  Beginning of year                    11,934     30,247      22,973     62,463
                                       ======    =======      ======    =======
  End of year                          11,152     16,733      11,934     30,247
                                       ======     ======      ======    =======

Standardized Measure of Discounted Future Net Cash Flows (Unaudited) - The following presentations contain no provision for estimated future income tax expenses due primarily to net operating loss carryforwards and tax credits. The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at September 30, 1999 and 1998, is as follows:

                                                      1999            1998

Future cash in-flows                             $   243,819     $   189,241
Future production costs                             (137,058)       (126,211)
Future development costs                                  --              --
                                                   _________       _________
      Future net cash flows                          106,761          63,030

10% annual discount for estimated
  timing of cash flows                               (32,093)       (22,725)
                                                   _________       _________
      Standardized measure of discounted
        future net cash flows                    $    74,668     $    40,305
                                                   =========       =========

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 1999 and 1998:

                                                     1999            1998
Standardized measure of discounted future
  net cash flows at beginning of year            $    40,305     $    98,640
Sales of oil and gas produced,
  net of production costs                            (18,560)          6,019
Sales of reserves-in-place                                --         (53,680)
Net changes in prices and production costs            50,425         (11,115)
Revisions of previous quantity estimates and other    (1,532)        (14,344)
Changes in development costs                              --           4,921
Accretion of discount                                  4,030           9,864
                                                    ________         _______
    Standardized measures of discounted future
      net cash flows at end of year              $    74,668     $    40,305
                                                    ========         =======

The Company estimates net quantities of proved reserves of oil and gas and calculates the standardized measure of discounted future net cash flows using current prices in effect at the end of each fiscal year.


                            PART III
ITEM 8.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGEworking

Directors

The directors of the Company are set forth in the following table:


Name and Positions                            Served as
 Held With the Company                      Age     Director Since

John R. Parker, Chairman of the
  Board (1)                                  53      April 22, 1986

Robert E. McDonald,(2)                       71      April 22, 1986

Brian B. Spillane, President and
  Chief Executive Officer (3)                63      April 22, 1986

Milton O. Childers
  Exploration Manager                        71      April 22, 1986

Robert W. Meier (2)                          63      April 22, 1986


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

Executive Officers

The following table sets forth the executive officers of the
Company:

  Name and Officer                Age     Served as Officer Since

Brian B. Spillane
  President and Chief
  Executive Officer                63           April 1, 1989

James R. Schaff
  Secretary and Treasurer
  Manager of Lands                 44           May 2, 1996

Milton O. Childers
  Vice President of Exploration,
  and Assistant Secretary          71           January 22, 1993


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

ITEM 9.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of the Chief Executive Officer, the Exploration
Manager and the Land Manager of the Company as of September 30, 1999, 1998, and 1997 for services in all capacities to the Company.

                      Summary Compensation Table

                                            Long Term Compensation
                              Annual
                           Compensation             Awards
    Name and                 Salary    Restricted Stock     Options
Principal Position   Year       $          Award ($)*           #

Brian B. Spillane    1999          0              0               0
     CEO             1998     32,250          8,063         600,000
                     1997     51,600          5,160               0

Milton O. Childers   1999          0              0               0
 Exploration V.P.    1998     31,500          7,875         473,577
                     1997     50,400          5,040              --

James R. Schaff      1999          0              0               0
Secretary/Treasurer  1998     31,125          7,781         550,000
Manager of Lands     1997     49,800          4,980               0


*ESOP contribution

                       Option Grants in Last Fiscal Year

                         Individual Grants
                                    % of Total
                       Options      Options Granted  Exercise or
                       Granted/     to Employees      Base Price  Expiration
     Name             (Expired)     in Fiscal Year      ($/sh)       Date

Mary F. Mernah        200,000            100%            .03        8/01/04

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

As of September 30, 1999, 597,086, 254,030 and 395,747 shares have been allocated to accounts of Messrs. Spillane, Schaff, and Childers, respectively. No other current officers or directors of Nova are currently eligible to participate in the plan. Since there were no salaries paid in fiscal 1999, no shares were contributed to the plan in 1999. A total of 485,625 shares were contributed to the plan in 1998.

ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Principal Shareholders

The following table sets forth the only persons known to the Company, as of September 30, 1999, to own beneficially more than 5% of the Company's Common Stock, $.10 par value, or the Company's Convertible Preferred Stock, $1.00 par value, the Company's only classes of issued and outstanding voting securities. Except as otherwise noted in the footnotes to the table, each person named has sole voting and investment powers relating to his shares.

Name and Address               Amount and Nature of        Percent
of Beneficial Owner            Beneficial Ownership        of Class

Preferred Stock

Robert E. McDonald                   794,421 (1)           44.3%
P.O. Box 6323
Denver, CO 80206-6323

Karen McDonald                       794,420 (2)           44.3%
2575 Corte Casitas
Carlsbad, CA 92009

Brian B. Spillane                    203,426 (5)           11.4%
789 Sherman St., Ste. 550
Denver, CO 80203

Common Stock

Robert E. McDonald                   602,038 (1)           6.41%
P.O. Box 6323
Denver, CO  80206-6323

Karen McDonald                       602,037 (2)           6.41%
2575 Corte Casitas
Carlsbad, CA 92009

James R. Schaff                      353,400 (3)           3.76%
789 Sherman St. #550
Denver, CO 80203

Milton O. Childers                   742,931 (4)           7.90%
17939 E. Brown Place
Aurora, CO 80013

Brian B. Spillane                    869,276 (5)           9.25%
255 S. Eudora
Denver, CO 80222

(1) The preferred and common shares are held by the REM Family Trust, in which Mr. McDonald is the Trustee. Does not include 300,000 shares underlying stock options held by Mr. McDonald. Includes options held by two officers and directors and one director of the Company to purchase an aggregate of 561,788 shares of common stock directly from Mr. McDonald, all exercisable at $.10 per share at any time on or before April 3, 2003. Includes 117,187 shares which were issued to Mr. McDonald in August 1999 upon his acceptance of an offer by the Company to cancel $9,375 of convertible subordinated debentures, and replace them with 117,187 shares of common stock and a secured note in the amount of $4,687.50.

(2) The preferred and common shares are held by the Karen
    McDonald Trust, in which Ms. McDonald is Trustee. Includes options held by two officers and one director of the Company to purchase an aggregate of 561,787 shares of common stock directly from Ms. McDonald, all exercisable at $.10 per share at any time on or before April 3, 2003. Includes 117,187 shares which were issued to Ms. McDonald in August 1999 upon her acceptance of an offer by the Company to cancel $9,375 of convertible subordinated debentures, and replace them with 117,187 shares of common stock and a secured note in the amount of $4,687.50.

(3) Consists of 254,030 shares vested in his account under the Esop plan. Does not include 750,000 shares underlying stock options held by Mr. Schaff. Includes 39,063 shares which were issued to Mr. Schaff in August 1999 upon his acceptance of an offer by the Company to cancel $3,125 of convertible subordinated debentures, and replace them with 39,063 shares of common stock and a secured note in the amount of $1,562.50.

(4) Consists of 225,154 shares owned by Mr. Childers, 4,843 shares held by Mr. Childers' wife and 395,747 shares vested under the ESOP, but does not include options to purchase 186,789 shares directly from Mr. McDonald, options to purchase 186,788 shares from Ms. McDonald, or options to purchase 673,577 shares from the Company. Includes 117,187 shares which were issued to Mr. Childers in August 1999 upon his acceptance of an offer by the Company to cancel $9,375 of convertible subordinated debentures, and replace them with 117,187 shares of common stock and a secured note in the amount of $4,687.50.

(5) Consists of 597,086 shares vested in his account under the ESOP, but does not include options owned by Mr. Spillane to purchase 250,000 shares directly from Mr. McDonald, options to purchase 250,000 shares directly from Ms. McDonald, or options to purchase 800,000 shares from the Company. Includes 156,248 shares which were issued to Mr. Spillane in August 1999 upon his acceptance of an offer by the Company to cancel $12,500 of convertible subordinated debentures, and replace them with 117,187 shares of common stock and a secured note in the amount of $6,250.

The following table shows, at September 30, 1999, the shares of the Company's outstanding Common Stock, $.10 par value (9,399,131 shares), beneficially owned by each of the officers and directors of the Company and the shares beneficially owned by all of the officers and directors as a group. Except as otherwise noted in the footnotes to the table, each person named has sole voting and investment powers related to his shares.

    Name of                 Amount and Nature of     Percent
Beneficial Owner            Beneficial Ownership     of Class

Robert E. McDonald               602,038 (1)           6.41%
Brian B. Spillane                869,276 (3)           9.25%
James R. Schaff                  353,400 (4)           3.76%
Milton O. Childers               742,931 (5)           7.90%
Robert W. Meier                  271,303 (6)           2.89%
John R. Parker                    78,125 (7)            (2)

All Directors and Officers
as a group (7 persons)         2,917,073              31.00%

    (1)  See note (1) of the preceding table.

    (2)  Less than 1%.

    (3)  See note (5) of the preceding table.

    (4)  See note (3) of the preceding table.

    (5)  See note (4) of the preceding table.

    (6) Does not include 300,000 shares underlying stock options held by Mr. Meier. Includes 78,125 shares which were issued to Mr. Meier in August 1999 upon his acceptance of an offer by the Company to cancel $6,250 of convertible subordinated debentures, and replace them with 78,125 shares of common stock and a secured note in the amount of $3,125.

    (7) Does not include options owned by Mr. Parker to purchase 125,000 shares directly from Mr. McDonald, options to purchase 125,000 shares directly from Ms. McDonald, or options to purchase 300,000 shares from the company. Includes 78,125 shares which were issued to Mr. Parker in August 1999 upon his acceptance of an offer by the Company to cancel $6,250 of convertible subordinated debentures, and replace them with 78,125 shares of common stock and a secured note in the amount of $3,125.

The following table shows as of September 30, 1999, the shares of the Company's Common Stock which would be held by Officers and Directors, $.10 par value, assuming full conversion of the Preferred Stock, and full exercise of all options.

    Name of                 Amount and Nature of        Percent
Beneficial Owner            Beneficial Ownership        of Class

Robert E. McDonald             1,929,092                11.58%
Brian B. Spillane              2,576,128                15.47%
James R. Schaff                1,103,400                 6.62%
Milton O. Childers             1,790,085                10.75%
Robert W. Meier                  571,303                 3.43%
John R. Parker                   628,125                 3.77%

All Directors and Officers
as a group (7 persons)         8,598,133                51.60%

If full conversion of all outstanding shares of convertible preferred stock, options, and convertible subordinated debentures occurred, the Company would have outstanding 16,657,242 shares of its Common Stock.

ITEM 11.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Messrs. McDonald and Spillane guaranteed and collateralized a line of credit in the amount of $100,500 on behalf of the Company during calendar year 1999. The Company paid the fees and interest on this loan, and it was repaid from the proceeds of the installment payments received by the Company in August 1999 and in full from the proceeds of the sale of a net mineral interest in December 1999. At September 30, 1999, the balance outstanding on this loan was $21,242, and the maximum amount borrowed was approximately $49,400. The loan facility matures on January 30, 2000, but the Company does not expect to draw down any additional funds. Messrs. McDonald and Spillane received no consideration of any kind in return for guaranteeing and collateralizing this loan facility.

There have been no other significant transactions between the Company and officers or directors of the Company during the fiscal year ended September 30, 1999. See also "Item 10. Executive
Compensation".

                             PART IV

ITEM 12.  EXHIBITS AND REPORTS ON FORM 8-K

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

(iii)       Report on Form 8-K date of report March 4, 1997.

(iv)        Report on Form 8-K, date of report May 5, 1997.

 (v)        Report SC 13E4, date of report June 13, 1997.

(vi)        Report on form 8-K, date of report October 9, 1997.

(vii)       No 8-K's were filed in the last quarter of fiscal 1999.

(viii)      Report on Form 8-K, date of report December 29, 1999.
                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Nova Natural Resources Corporation has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Denver, Colorado on this 28th day of December, 1999.

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

Signature                      Title                           Date


/s/ Robert E. McDonald        Director                   12-29-99
Robert E. McDonald

/s/ Brian B. Spillane         President, Chief           12-29-99
Brian B. Spillane             Executive Officer

/s/ James R. Schaff           Secretary and Treasurer    12-29-99
James R. Schaff

/s/ Milton O. Childers        Director                   12-29-99
Milton O. Childers

/s/ John R. Parker            Chairman of                12-29-99
John R. Parker                the Board

/s/ Robert W. Meier           Director                   12-29-99
Robert W. Meier