Form 10QSB
period 1999-12-31
NOVA NATURAL RESOURCES CORP
filed 2000-02-14
CIK 792935

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1999

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

               NOVA NATURAL RESOURCES CORPORATION

                         BALANCE SHEET
                       DECEMBER 31, 1999
                          (Unaudited)

                            ASSETS

CURRENT ASSETS:
  Cash and equivalents                   $    67,499
  Accounts receivable:
    Oil and gas                                2,784
    Other                                        958
  Current maturities of note receivable       77,376
  Prepaid expenses and other                   5,234
                                           _________
    Total current assets                     153,851

OIL AND GAS PROPERTIES, at cost
  (using the full
  cost method of accounting):
  Unproved properties not being amortized     11,806
  Properties being amortized               5,968,504
                                           _________
                                           5,980,310
  Accumulated depreciation, depletion
    and amortization                      (5,953,083)
                                          ___________
      Net oil and gas properties              27,227

MINERAL PROPERTIES, at cost                  186,346

OTHER ASSETS:
  Note receivable, net of current maturities 160,286
  Furniture and technical equipment,
    net of accumulated depreciation
    of $127,399                                2,104
                                             _______
    Total other assets                       162,390
                                             _______
TOTAL ASSETS                             $   529,814
                                             =======

         See accompanying notes to these financial statements.

                  NOVA NATURAL RESOURCES CORPORATION

                      DECEMBER 31, 1999
                         (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             5,358
  Accrued expenses                                 0
                                           _________
      Total current liabilities                5,358
                                           _________
LONG TERM DEBT, less current maturities      125,000
                                           _________

STOCKHOLDERS' EQUITY

  Convertible preferred stock, $1.00
    par value; 3,000,000 shares
    authorized; 1,792,267 shares
    issued and outstanding,
    liquidation preference $1,792,267      1,792,267
  Common stock, $.10 par value;
    17,000,000 shares authorized;
    9,399,131 shares issued and
    outstanding;                             939,913
  Additional paid-in capital               7,082,491
  Accumulated deficit                     (9,415,215)
                                          ___________
     Total Stockholders' equity              399,456

TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY              $   529,814
                                             =======

         See accompanying notes to these financial statements.

                 NOVA NATURAL RESOURCES CORPORATION
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                           THREE MONTHS ENDED
                                     DECEMBER 31,     DECEMBER 31,
                                         1999             1998
                                        ______           ______
REVENUES:
  Oil and gas sales                       10,421            8,787
                                       _________        _________
        Total revenues                    10,421            8,787
                                       _________        _________
COSTS AND EXPENSES:
  Oil and gas production costs             2,909            3,505
  Depletion, depreciation, and
   amortization                            1,022            3,153
  General and administrative              39,825           20,023
                                       _________        _________
        Total costs and expenses          43,756           26,681
                                       _________        _________
OPERATING LOSS                           (33,335)         (17,894)

OTHER INCOME (EXPENSES):

  Interest income                          6,938            8,550
  Interest expense                        (3,852)          (7,897)
  Other income                                 -            6,246
  Contract income                         15,656                -
  Gain on Forgiveness of Debt             30,985                -
  Sale of Mineral Rights                  71,658                -
                                       _________         ________
                                         121,385            6,899
                                       _________         _________

NET INCOME(LOSS)                     $    88,050      $   (10,995)
                                       ==========        =========
NET INCOME(LOSS) PER SHARE
  (Basic and Diluted)                $       .01     $        (.00)
                                       ==========        =========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                         9,399,131        6,274,131
                                       =========        =========

         See accompanying notes to these financial statements

                              NOVA NATURAL RESOURCES CORPORATION
                              CONDENSED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                    THREE MONTHS ENDED
                                                               DECEMBER 31,       DECEMBER 31,
                                                                  1999               1998
                                                                 ______             ______
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                                             $    88,050        $   (10,995)
  Adjustments to reconcile net income(loss) to net cash
    used by operating activities:
    Gain on sale of mineral rights                                (71,658)                --
    Gain on forgiveness of debt                                   (30,985)                --
    Depletion, depreciation and amortization                        1,022              3,153
    Changes in operating assets and liabilities:
       Decrease (increase) in:
         Accounts receivable                                        5,518             13,456
         Prepaid expenses and other                                   604              4,658
         Deposits                                                      --                 --
       Increase (decrease) in:
         Accounts payable                                         (25,645)             3,142
         Accrued expenses                                          (2,032)             7,017
                                                                _________           ________
      Net cash provided by (used in) operating activities         (35,126)            20,431
                                                                _________           _________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                     84,308                 --
  Capital expenditures                                             (3,401)            (6,259)
  Collection of principal on note receivable                       40,696             38,425
                                                                _________           _________
      Net cash provided by (used in) investing activities         121,603             32,166
                                                                _________           _________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable                             (43,841)            (45,148)
  Proceeds from note payable                                       22,500                  --
                                                                _________            ________
  Net cash provided by (used in) financing activities             (21,341)            (45,148)
                                                                _________            ________

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                        65,136               7,449
                                                                _________            ________
CASH AND EQUIVALENTS, at beginning of period                        2,363              (1,131)
                                                                _________            ________
CASH AND EQUIVALENTS, at end of period                        $    67,499          $    6,318
                                                                =========            ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                      $     4,898          $      880
                                                                =========            ========

                                  See accompanying notes to these financial statements.

                    NOVA NATURAL RESOURCES CORPORATION
                 Notes to Condensed Financial Statements
              Three Months Ended December 31, 1999 and 1998

(1) The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at December 31, 1999 and the results of operations for the three month period ended December 31, 1999 and 1998. Certain amounts have been reclassified for comparability with the 1998 presentation. Quarterly results are not necessarily indicative of expected annual results because of fluctuations in the price received for oil and gas products, demand for natural gas, and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended September 30, 1999, previously filed with the Securities and Exchange Commission.

(2) Net loss per common share is determined by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period. Potential common shares, including convertible preferred stock, stock options, and convertible debentures were not included in the computation of diluted earnings per share as their effect was anti-dilutive for 1999 and 1998.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                              OF OPERATIONS

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

(b) The paper-grade kaolin project may encounter difficulties, currently unforeseen, which will prevent attainment of commercial feasibility, or the Company may return the properties to U.S. Borax.

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

(e) The Company may not be able to complete its contemplated transaction with Richlink International Holdings, Limited ("Richlink"), as described in the Company's Form 10-KSB for the year ended September 30, 1999, and its report on Form 8-K, previously filed with the Securities and Exchange Commission.

(f) If the contemplated transaction with Richlink is not completed, there is no assurance that the Company can complete a similar transaction with another entity.

RESULTS OF OPERATIONS

     The Company realized net income for the first quarter of fiscal 2000, the three month period ended December 31, 1999 of $88,050 compared to a net loss of $10,995 for the same period in 1998. A $30,985 gain on forgiveness of debt, coupled with the sale of mineral rights in the amount of $71,658 was responsible for the profit, both of which events are non-recurring, and leave the Company with few assets. General and Administrative costs were higher in the fiscal 2000 quarter, reflecting the partial resumption of salaries to $14,500, an employee bonus, and increased legal expenses compared with the comparable period. Oil and gas production costs declined due to the sale of some of the Company's properties. Oil and gas revenues were higher due to substantially increased prices for both oil and gas. Depletion was lower, reflecting lower oil production and an increased reserve base due to an expansion of economic limits resultant from higher prices.

     Oil and gas sales for the three months ended December 31, 1999 increased $1,634 or 19% to $10,421 compared to $8,787 for the three months ended December 31, 1998. The increase in oil and gas sales is primarily attributable to the higher prices for both oil and gas. The Company produced a lower volume of oil net to the Company's interest due to the sale of some of the Company's production during the 1999 quarter, as well as normal production decline. Gas production increased, reflecting higher prices, which encouraged the operators of wells in which the Company has an interest to increase production. The Board of Directors has decided to cease its minerals operations and offer for sale its remaining minerals interests, oil and gas interests and other assets in order to facilitate the planned transaction with Richlink, or, should the Richlink transaction not be completed, a similar transaction with another entity, if possible.

The sales volumes and average sales prices during the quarterly periods were as follows:

                                             Three Months Ended
                                       December 31,        December 31,
                                           1999                1998

Sales
  Oil (bbls)                                425                 620
  Gas (MCF)                                 556                 350
Average Sales Price
  Oil                                   $ 20.86             $  7.86
  Gas                                   $  2.77             $  1.88


     Oil and Gas production costs decreased 17% or $596 for the three months ended December 31, 1999 as compared to 1998. The decrease is primarily attributable to the lower oil production volume and a greater percentage of production represented by royalties, which are not subject to well operating costs.

     General and administrative expenses increased 99% or $19,802 to $39,825 for the three months ended December 31, 1999 as compared to the same period in 1998. Chiefly responsible was the partial resumption of salaries to $14,500, an employee bonus, and increased legal expenses compared with the comparable period.

     Depletion, depreciation, and amortization decreased 68% to $1,022 in the three months ended December 31, 1999 as compared to $3,153 in the 1998 fiscal period. This decrease was the result of an increase in reserves due to the effect of higher prices on the economic limits of wells in which the Company holds an interest, and lower oil production.

     Interest income decreased to $6,938 in the three months ended December 31, 1999, compared to $8,550 in 1998. The decrease is due to the accrued interest on the note receivable from the sale of the cement grade kaolin mine. Since a portion of this installment note was collected during the past year, the remaining principal is less, and thus the accrued interest at December 31, 1999 is proportionally smaller. Interest expense in the quarter decreased 51% to $3,852 in the three months ended December 31, 1999, compared to $7,897 in 1998 due to the reduction in the amount outstanding on a on a line of credit made possible by the sale of mineral interests and by a $125,000 reduction in long term debt, which resulted in lower interest payments. The balance on the line of credit was fully paid prior to December 31, 1999.

     During the three months ended December 31, 1999, the Company realized income from outside contract work by one of its employees. There was no such income in the comparable period. This contract income yields no net income to the Company.

     In the period ended December 31, 1999, the Company settled debts which resulted in a gain on forgiveness of debt of $30,985. In addition, taking advantage of a burgeoning gas play, the Company sold mineral rights for $71,658 during the period which it carried at no value on its books. No such items were recorded in the comparable period. These are non-recurring events.

     Other income in the period ended December 31, 1998 consisted of $6,246 in proceeds received from the settlement of a lawsuit. There was no such item in the comparable period.  No lawsuits remain outstanding.

     CAPITAL RESOURCES-SOURCES OF CAPITAL

     The Company's primary sources of cash flow during the three months ended December 31, 1999 were proceeds from the sale of a mineral interest, a gain on the forgiveness of debt, the collection of accounts receivable, proceeds from oil and gas sales, and collection of principal on the note receivable associated with the sale of the kaolin mine. Cash used by operations totaled $35,126 for the three month period ended December 31, 1999 as compared to cash provided by operations of $20,431 for the same period in 1998. The increase in cash and cash equivalents for the period was $65,136 resulting in cash on hand at December 31, 1999 of $67,499 compared to cash on hand at December 31, 1998 of $6,318. In the 1999 period, cash on hand was enhanced by the proceeds from asset sales.

     CAPITAL RESOURCES-UTILIZATION OF CAPITAL

     For the three month period ended December 31, 1999 the Company decreased accounts payable by $25,645. Collection of principal on the note receivable was $40,696 and proceeds from asset sales were $84,308, resulting in cash provided by investing activities of $121,603. In the comparable period, net cash provided by investing activities was $32,166. All funds for capital expenditures for the remainder of the year are expected to be provided by operating cash flow, from property or asset sales, and from existing cash balances.

     LIQUIDITY

     At December 31, 1999, the Company's working capital totaled $148,493 as compared to working capital of $3,424 at September 30, 1999. Liquidity for the three months ended December 31, 1999 was provided by the sale of a net mineral interest, the collection of principal on a note receivable and the forgiveness of debt, however, liquidity was reduced by a reduction in accounts payable and capital expenditures.

     Based on present cash flow projections, and in view of the Board of Director's decision to sell the Company's assets and cease its minerals operations, it is not anticipated that the Company will be required to borrow funds in fiscal 2000.

     PREPAYMENT OF RECEIVABLE FROM SALE OF KAOLIN MINE

     The Company had possessed a promissory note from the 1997 installment sale of its kaolin mine in the amount of $275,000. These funds were to be received in three payments of $50,000 each in August and December of 2000, and in August of 2001. The final payment in the amount of $125,000 was due in December 2001.

     The Company offered this receivable to the purchaser of the mine for prepayment, and a price of $200,000 was agreed to. Management felt this to be an appropriate price in consideration of the time value of money, the risk inherent in the receipt of these payments over the remaining installment term, and the fact that receipt of these funds would allow the Company to eliminate its $125,000 in long-term debt and the interest cost associated with this debt. Elimination of the debt will position the Company to proceed with the Richlink transaction and comply with the terms of the Letter of Intent pursuant to that transaction, as described in the Company's filing on Form 10-KSB and on Form 8-K. Should the Company not proceed with the Richlink transaction, this step will facilitate the Company's ability to enter into a similar transaction (see 'Future Trends"). This payment was received February 4, 2000, and the Promissory Note associated with the sale of the Company's kaolin mine was marked "paid in full" and returned to the purchaser of the mine.

     REDEMPTION OF NOTES OUTSTANDING

     The Company previously had debt outstanding in the form of Convertible Subordinated Debentures in the Principal Amount of $250,000. The Company made an offer to all of the holders of its Convertible Subordinated Debentures to restructure this debt during the 1999 fiscal year, offering to exchange restricted common shares of the Corporation for 50% of the Principal Amount (i.e. $125,000), at a price per share of $.04, and to replace the other 50% of the Principal Amount with notes secured by a $125,000 installment payment relating to the sale of its kaolin mine to be received in December, 2001. This offer was accepted by all of the holders of the Debentures. During fiscal 1999, Nova issued to the Debentureholders 3,125,000 common shares, and notes for $125,000, and thereupon cancelled its Convertible Subordinated Debentures. The notes have a due date of December 31, 2001, and pay interest at 10% per annum, with payments to be made on August 31 and December 31 of each year, to coincide with the receipt of installment payments from the mine sale. Interest has been paid on the notes through December 31, 1999.

     Having negotiated the prepayment of the promissory note whose proceeds secured payments of these notes, on January 31, 2000, the Company exercised its right to call the notes for redemption. All of the notes will be redeemed on March 1, 2000, pursuant to the terms of the notes, unless individual noteholders agree to early redemption, in which case those who agree will be paid principal plus interest based on a redemption date five days following receipt of their written request for early redemption. The notes are not convertible into common stock. The Company has offered early redemption since the interest it pays the noteholders is greater than the interest it can earn on the funds. Redemption will result in payments by the Company of approximately $126,000.

     Nova's officers and Directors hold $23,438 or 18.8% of the principal amount of these notes, which they acquired on identical terms as those not affiliated with the Company.

ISSUANCE OF STOCK FOR SERVICES

     The Company has not paid or otherwise compensated its employees since mid-1998, except for bonuses totalling $10,000 and salary for one employee who performed work for a third party, for which the Company was paid, and then in turn paid the employee. Nevertheless, all of the employees have continued to discharge their duties. ESOP contributions cannot be made if there are no salaries upon which to base them. The Board of Directors issued restricted common shares to Brian B. Spillane, President, in the amount of 800,000 shares, for services and in recognition of Mr. Spillane's personal guarantee of the Company's line of credit and his providing collateral for such line of credit over the past 2 years, for which he received no compensation. Milton O. Childers, Vice President of Exploration, Assistant Secretary and Director was issued 675,000 shares of restricted common stock; James R. Schaff, Secretary, Treasurer and Manager of Lands, was issued 755,000 shares, and Mary Mernah, Controller, was issued 355,000 shares. Robert E. McDonald, Director, for services and in recognition of Mr. McDonald's personal guarantee of the Company's line of credit along with Mr. Spillane over the past 2 years, for which he received no compensation, was issued 365,000 shares. John R. Parker, Chairman and Director, in return for services to the Company, including assistance in obtaining drilling participants and participants in a financing, for which he received no compensation, was issued 345,000 shares. Robert W. Meier, Director, in return for services to the Company for which he received no compensation, was issued 315,000 shares. The Board also granted 105,000 shares to two consultants to the Company who have worked only for out-of-pocket expenses. All of these individuals agreed to cancel the options which had been granted to them under the Company's 1998 Nonqualified Stock Option Plan. A total of 3,855,000 shares were issued, effective January 6, 2000, and a total of 3,673,577 shares underlying stock options were canceled. The Company has no stock options outstanding. Total Shares outstanding on a fully diluted basis are 16,838,655.

     FUTURE TRENDS

     The Company has reduced its overhead substantially over the past two years, and further reductions would be difficult to achieve without impairing the Company's ability to operate efficiently, manage its assets and pursue its objectives. Management previously stated its objective to pursue those avenues which offered the best value for its shareholders, including mergers or acquisitions. As discussed in the Company's report on Form 10-KSB for the fiscal year ended September, 30, 1999, the Company has signed a Letter of Intent with Richlink International Holdings, Limited which outlines the terms of a transaction by which Richlink will acquire control of the Company. The Letter of Intent contemplates that the entire operating business of the Company, including all assets and liabilities, will be divested prior to or at the closing of the transaction. As disclosed in the Company's report on Form 10-KSB for fiscal 1999, sale of the Company's assets and discharge of its liabilities is proceeding. Members of management may bid on such assets, but no bid from management will be accepted unless it exceeds that of outside parties, unless no offers of purchase from outside parties can be obtained. No such sales to members of management have taken place.

     There is no assurance that the Richlink transaction will be completed, nor that if completed, it will be done so according to the terms of the Letter of Intent. A Definitive Agreement is being negotiated, but has not yet been finalized. The Board of Directors has determined that it is in the best interests of the shareholders to cease operations and complete the Richlink transaction, or should that transaction not be completed, to seek to complete a similar transaction on the best possible terms.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. Exhibit 27, Financial Data Schedule (Submitted only in electronic format.

     (b)  Report on Form 8-K dated December 29, 1999.

                                SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



               NOVA NATURAL RESOURCES CORPORATION




Date:   February 11, 2000               By: /s/  Brian B. Spillane
                                          Brian B. Spillane,
                                          President, Director, and
                                          Chief Executive Officer





Date:   February 11, 2000               By:  /s/   James R. Schaff
                                            James R. Schaff,
                                           Secretary-Treasurer