Form 10QSB
period 2000-03-31
NOVA NATURAL RESOURCES CORP
filed 2000-05-15
CIK 792935

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000

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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,254,033

  Transitional Small Business Disclosure Format (Check One):
    Yes   ; No X







               NOVA NATURAL RESOURCES CORPORATION

                         BALANCE SHEET
                         MARCH 31, 2000
                          (Unaudited)

                            ASSETS

CURRENT ASSETS:
  Cash and equivalents                   $    75,235
  Accounts receivable:
    Oil and gas                                5,458
    Prepaid expenses and other                 3,551
                                           _________
    Total current assets                      84,244

OIL AND GAS PROPERTIES, at cost
  (using the full
  cost method of accounting):
  Unproved properties not being amortized     11,806
  Properties being amortized               5,968,504
                                           _________
                                           5,980,310
  Accumulated depreciation, depletion
    and amortization                      (5,953,860)
                                          ___________
      Net oil and gas properties              26,450

MINERAL PROPERTIES, at cost                  189,677

OTHER ASSETS:
  Furniture and technical equipment,
    net of accumulated depreciation
    of $47,121                                 3,272
                                             _______
    Total other assets                         3,272
                                             _______
TOTAL ASSETS                             $   303,643
                                             =======


         See accompanying notes to these financial statements.

               NOVA NATURAL RESOURCES CORPORATION
                   BALANCE SHEET, CONTINUED
                         MARCH 31, 2000
                         (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 0
  Accrued expenses                            17,338
                                           _________
      Total current liabilities               17,338
                                           _________
STOCKHOLDERS' EQUITY

  Convertible preferred stock, $1.00
    par value; 3,000,000 shares
    authorized; 1,792,267 shares
    issued and outstanding,
    liquidation preference $1,792,267      1,792,267
  Common stock, $.10 par value;
    17,000,000 shares authorized;
    13,254,033 shares issued and
    outstanding;                           1,325,403
  Additional paid-in capital               6,812,640
  Accumulated deficit                     (9,644,005)
                                          ___________
     Total Stockholders' equity              286,305

TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY              $   303,643
                                             =======

         See accompanying notes to these financial statements.

                      NOVA NATURAL RESOURCES CORPORATION
                      Condensed Statements of Operations
                                  (Unaudited)

                               Three Months Ended           Six Months Ended
                             March 31,    March 31,     March 31,     March 31,
                                2000          1999          2000          1999
                             ________     ________      ________      ________  REVENUES:
REVENUES:
  Oil and gas sales             9,132          6,504       19,554      15,291
                              ________      ________     ________     _______
    Total Revenues              9,132          6,504       19,554      15,291
EXPENSES:
  Oil and gas
    production costs            5,153          4,085        8,062       7,590
  Depletion, depreciation,
    and amortization            1,021          1,970        2,043       5,123
  General and administrative  205,683         19,080      245,508      39,103
                               _______       _______      _______     _______
     Total costs and expenses 211,857         25,135      255,613      51,816
                               _______       _______      _______     _______
OPERATING LOSS               (202,725)       (18,631)    (236,059)    (36,525)

OTHER INCOME(EXPENSES):
  Interest income               3,064          7,712       10,002      16,262
  Interest expense             (1,730)          (551)      (5,582)     (8,448)
  Contract income              13,229          3,272       28,885       3,272
  Other Miscellaneous income       --             --           --       6,246
  Loss on early Payment of
    Note Receivable           (40,629)             0      (40,629)          0
  Gain on Forgiveness of Debt       0         14,652       30,985      14,652
  Sale of Mineral Rights            0              0       71,658           0
  Debt conversion expense           0        (71,615)           0     (71,615)
                               ________     ________      ________    ________
    Total other income        (26,066)       (46,530)      95,319     (39,631)

    Net loss                $(228,791)   $   (65,161) $  (140,740) $  (76,156)
                              =========     =========    =========   =========


NET LOSS PER SHARE
   (Basic and Diluted)      $     (.02)  $     (.01)  $     (.01)  $    (.01)
                               ========     =========    =========    =========
WEIGHTED AVERAGE SHARES
  OUTSTANDING               12,997,040     6,308,853   11,117,233   6,291,492
                             =========     =========    =========   =========

           See accompanying notes to condensed financial statements.

                              NOVA NATURAL RESOURCES CORPORATION
                              CONDENSED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                    SIX MONTHS ENDED
                                                                 MARCH 31,       MARCH 31,
                                                                  2000               1999
                                                                 ______             ______
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                                             $(140,740)         $   (76,156)
  Adjustments to reconcile net income(loss) to net cash
    used by operating activities:
    Gain on sale of mineral rights                                (71,658)                --
    Gain on forgiveness of debt                                   (30,985)            (14,652)
    Stock Bonus Expenses                                          115,650                  --
    Loss on early payment of note receivable                       40,629
    Write off of accounts receivable and interest                    (336)
    Depletion, depreciation and amortization                        2,043               5,123
    Debt Conversion expense                                             -              71,615
    Changes in operating assets and liabilities:
       Decrease (increase) in:
         Accounts receivable                                        2,844              10,726
         Prepaid expenses and other                                   604               3,985
       Increase (decrease) in:
         Accounts payable                                         (31,003)             11,276
         Accrued expenses                                          15,306               7,568
                                                                 _________           ________
      Net cash provided by (used in) operating activities         (97,646)             19,485
                                                                _________           _________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                     84,308              14,645
  Capital expenditures                                             (8,145)             (7,687)
  Collection of principal on note receivable                      240,696              38,425
                                                                _________           _________
      Net cash provided by (used in) investing activities         316,859              45,383
                                                                _________           _________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable                            (168,841)            (63,652)
  Proceeds from note payable                                       22,500                  --
                                                                _________            ________
  Net cash provided by (used in) financing activities            (146,341)            (63,652)
                                                                _________            ________

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                        72,872               1,216
                                                                _________            ________
CASH AND EQUIVALENTS, at beginning of period                        2,363              (1,131)
                                                                _________            ________
CASH AND EQUIVALENTS, at end of period                        $    75,235          $       85
                                                                =========            ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                      $     5,582          $    2,198
                                                                =========            ========

                                  See accompanying notes to these financial statements.

                    NOVA NATURAL RESOURCES CORPORATION
                 Notes to Condensed Financial Statements
                 Six Months Ended March 31, 2000 and 1999

(1) The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at March 31, 2000 and the results of operations for the three and six month periods ended March 31, 2000 and 1999. Certain amounts have been reclassified for comparability with the 1999 presentation. Quarterly results are not necessarily indicative of expected annual results because of fluctuations in the price received for oil and gas products, demand for natural gas, and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended September 30, 1999, previously filed with the Securities and Exchange Commission.

(2) Net loss per common share is determined by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period. Potential common shares attributable to convertible preferred stock were not included in the computation of diluted earnings per share as their effect was anti-dilutive for 2000 and 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                              OF OPERATIONS

     FORWARD-LOOKING STATEMENTS

     Management's discussion of anticipated future operations contains predictions and projections which may constitute forward looking statements. The Private Securities Litigation Reform Act of 1995, including provisions contained in Section 21E of the Securities Exchange Act of 1934, provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

(a) Present and anticipated sources of funds may be insufficient to meet the Company's working capital needs.

(b) The Company may not be able to complete its contemplated transaction with Torita Donghao LLC ("Torita Delaware"), as described in the Company's report on Form 8-K, filed April 24, 2000 with the Securities and Exchange Commission.

(f) If the contemplated transaction with Torita Delaware is not completed, there is no assurance that the Company can complete a similar transaction with another entity.

RESULTS OF OPERATIONS

     The Company realized net losses for the three month period and six month period ended March 31, 2000 of $228,791 and 140,740, respectively, compared to net losses of $65,161 and $76,156 for the same periods in 1999.

     Oil and gas sales for the three months ended March 31, 2000 increased $2,628 to $9,132 compared to $6,504 for the three months ended March 31, 1999. For the six month period ended March 31, 2000, oil and gas sales increased $4,263 to $19,554 compared to $15,291 for the six months ended March 31, 1999. Oil and gas sales increased in the three and six month periods compared to the comparable periods due to a dramatic increase in the price of oil in both periods, and a substantial increase in the price of gas in the six month period, which factors more than offset the substantial decrease in production in both periods. The production decline is due to sales of production and generally expected declines in production as the wells in which the Company holds interests draw closer to the end of their production lifetimes. As discussed elsewhere, the Company is in the process of selling all of its remaining production, and accordingly, the Company's future oil and gas production volumes and oil and gas sales will be below these levels, and it is anticipated that, by the end of the current fiscal quarter, such sales will cease. The sales volumes and average sales prices during these periods were as follows:

                                             Three Months Ended
                                         March 31,          March 31,
                                           2000                1999

Sales
  Oil (bbls)                                348                 588
  Gas (MCF)                                 359                 507
Average Sales Price
  Oil                                   $ 23.56             $  6.79
  Gas                                   $  2.00             $  2.02

                                               Six Months Ended
                                         March 31,           March 31,
                                           2000                1999

Sales
  Oil (bbls)                                773               1,208
  Gas (MCF)                                 915               2,604
Average Sales Price
  Oil                                   $ 21.96             $  7.34
  Gas                                   $  2.47             $  1.91

     Oil and Gas lease operating expenses including production taxes increased $1,068 and $472 for the three months and six months ended March 31, 2000 as compared to 1999. The increase is attributable to increased workover expenses and slightly higher taxes.

General and administrative expenses increased $186,603 to $205,683 for the three month period and increased $206,405 to $245,508 for the six month period ending March 31, 2000 compared to the same periods ending March 31, 1999, in which these expenses were $19,080 and $39,103, respectively. This increase is the result of several factors. In January 2000, the Board of Directors agreed to issue a total of 3,855,000 shares of stock to the employees, directors, and two consultants, which individuals in turn agreed to the cancellation of their stock options in their entirety. The Company was required to take a charge against general and administrative expense in connection with the issuance of these shares, based on the value of the stock at the effective date of this transaction of 3 cents per share, resulting in a charge of $115,650, all of which was non-cash. The Company resumed the payment of salaries on a limited basis, after a two-year hiatus, which resulted in $39,800 in salaries, bonuses and payroll taxes in the three month period, $13,229 of which was offset by contract income. In the six month period, salaries, bonuses and payroll taxes were $65,000, $28,885 of which was offset by contract income. In addition, the Company incurred legal expenses of $17,561, mostly in connection with a proposed, but abandoned, transaction with Richlink International Holdings, Limited as well as those steps necessary to wind down the Company's business and prepare for a transaction wherein another entity will acquire control of the Company. Accounting fees of $12,322 were paid in the six month period, in connection with the audit of fiscal year 1999 financial statements, and other miscellaneous expenses were higher in the 2000 periods due to the increased cost of doing business in a vigorous economy.

     Depletion, depreciation, and amortization decreased 48% to $1,021 and 60% to $2,043, respectively, in the three months and six months ended March 31, 2000, compared to $1,970 and $5,123 in the fiscal 1999 periods. This decrease was primarily the result of the sale of producing assets, which substantially reduced the full-cost pool.

     As discussed in the Company's report on Form 10-QSB for the period ended December 31, 1999, the Company negotiated the prepayment of a promissory note received in 1997 in payment for the Company's Minnesota kaolin mine. The agreed-upon price of $200,000 was discounted from the face value of the note, and accordingly, a loss of $40,629 on the early payment of this receivable was expensed in the three month period ended March 31, 2000. The Company used a portion of these funds to completely retire its outstanding promissory notes, on which it was paying 10% interest, at a total cost of $126,769, including accrued interest.

     Interest income decreased to $3,064 and $10,002 in the three months and six months ended March 31, 2000, respectively, compared to $7,712 and $16,262 in the 1999 periods. The decrease is due to the maintenance of very low cash balances for most of the fiscal 2000 periods, prior to receipt of funds from the prepayment of the kaolin mine receivable, and a reduction in accrued interest on the note receivable from the sale of the kaolin mine. Interest expense increased from $551 to $1,730 for the three month period, and decreased to $5,582 from $8,448 for the six month period. The increase in the three month period was due to the payment of accrued interest on the redeemed promissory notes. The decrease in the six month period was due to the reduction in interest expense resultant from the conversion of $125,000 in long term debt of stock.

     In the three months ended March 31, 1999, the Company experienced a one-time gain on forgiveness of debt of $14,652. No such gain was recorded in the 2000 three month period. In the six months ended March 31, 2000, the Company settled debts which resulted in a gain on forgiveness of debt of $30,985, compared to a gain on forgiveness of debt in the comparable six month period of $14,652. These gains are non-recurring, since the Company has paid or settled all of its debts except for current accruals arising in the ordinary course of business.

     Mineral rights which the Company had carried at no value on its books were sold for a total of $71,658 in the six months ended March 31, 2000. No such sale was made in the comparable period.

     During the three months and six months ended March 31, 2000, the Company realized income from outside contract work by one of its employees in the amount of $13,229 and $28,885 respectively, compared to $3,272 in the comparable periods in 1999. In the six months ended March 31, 1999, $6,246 in proceeds was collected from the settlement of a lawsuit, another non-recurring event.

     In the three months and six months ended March 31, 1999, a debt conversion expense of $71,615 was recorded. This resulted from the restructuring of the Company's long-term debt, and resulted from the difference in the fair value of the original conversion price and the new conversion price. This was a non-recurring event.

     CAPITAL RESOURCES-SOURCES OF CAPITAL

     The Company's primary sources of cash flow during the six months ended March 31, 2000 were proceeds from the prepayment of the note receivable from the sale of the kaolin mine, proceeds from the sale of mineral rights, and a gain on the forgiveness of debt. Cash used by operations totaled $97,646 for the six months ended March 31, 2000 as compared to cash provided by operations of $19,485 for the same period in 1999. Cash and cash equivalents for the period increased $75,150, resulting in cash on hand at March 31, 2000 of $75,235 compared to cash on hand at March 31, 1999 of $85. In the 2000 period, cash on hand was enhanced by the proceeds from asset sales.

     CAPITAL RESOURCES-UTILIZATION OF CAPITAL

     For the six months ended March 31, 2000 the Company decreased accounts payable by $31,003. Collection of principal on the note receivable was $240,696 and proceeds from asset sales were $84,308, resulting in cash provided by investing activities of $316,859. In the comparable period, net cash provided by investing activities was $45,383. All funds for capital expenditures for the remainder of the year are expected to be provided from property or asset sales, and from existing cash balances.

     LIQUIDITY

     At March 31, 2000, the Company's working capital totaled $66,906 as compared to working capital of $3,424 at September 30, 1999. Liquidity for the six months ended March 31, 2000 was provided by the prepayment of principal on a note receivable, the sale of mineral rights, and the forgiveness of debt, however, liquidity was reduced by the redemption of the Company's promissory notes, payment of the Company's bank debt and a reduction in accounts payable.

     Based on current cash flow projections, and in view of the Board of Director's decision to sell the Company's assets and cease its minerals operations, it is not anticipated that the Company will be required to borrow funds in fiscal 2000.

     PREPAYMENT OF RECEIVABLE FROM SALE OF KAOLIN MINE

     The Company received a promissory note as part consideration for the 1997 sale of its kaolin mine. The remaining unpaid principal amount of this note was $275,000. The note was to be fully paid with three payments of $50,000 each in August and December of 2000, and in August of 2001. The final payment in the amount of $125,000 was due in December 2001.

     The Company suggested prepayment of the note at a discount, and after negotiations, the parties agreed upon a prepayment amount of $200,000. Management felt this to be an acceptable amount in consideration of the time value of money, the risk inherent in the receipt of these payments over the remaining installment term, and the fact that receipt of these funds would allow the Company to eliminate its $125,000 in long-term debt and the interest cost associated with this debt. Elimination of the debt will position the Company to proceed with the Torita Donghao LLC transaction and comply with the terms of the Letter of Intent pursuant to that transaction, as described in the Company's filing on Form 8-K and herein. Should the Company not proceed with the transaction, this step will facilitate the Company's ability to enter into a similar transaction (see 'Future Trends"). This payment was received February 4, 2000, and the Promissory Note was cancelled.

     REDEMPTION OF NOTES OUTSTANDING

     The Company previously had debt outstanding in the form of Convertible Subordinated Debentures in the Principal Amount of $250,000. During the 1999 fiscal year, the Company made an offer to all of the holders of its Convertible Subordinated Debentures to restructure this debt, offering to exchange restricted common shares of the Corporation for 50% of the Principal Amount (i.e. $125,000), at a price per share of $.04, and to replace the other 50% of the Principal Amount with notes secured by a $125,000 installment payment relating to the sale of its kaolin mine to be received in December, 2001. This offer was accepted by all of the holders of the Debentures. During fiscal 1999, Nova issued to the Debentureholders 3,125,000 common shares, and notes for $125,000, and thereupon cancelled its Convertible Subordinated Debentures. The notes were due on December 31, 2001, and accrued interest at 10% per annum, with payments to be made on August 31 and December 31 of each year, to coincide with the receipt of installment payments from the mine sale.

     Having negotiated the prepayment of the promissory note whose proceeds secured payments of these notes, on January 31, 2000, the Company exercised its right to call the notes for redemption. All of the notes were redeemed on or before March 1, 2000, for an aggregate payment of $126,769.

     Nova's officers and Directors held $23,438 or 18.8% of the principal amount of these notes, which they acquired on identical terms as those not affiliated with the Company.

ISSUANCE OF STOCK FOR SERVICES

     The Company has not paid or otherwise compensated its employees since mid-1998, except for bonuses totalling $10,000 and salary for one employee who performed work for a third party, for which the Company was paid, and then in turn paid the employee.

     Nevertheless, all of the employees continued to discharge their duties. ESOP contributions cannot be made in the absence of such salaries. The Board of Directors issued restricted common shares to Brian B. Spillane, President, in the amount of 835,000 shares, for services and in recognition of Mr. Spillane's personal guarantee of the Company's line of credit and his providing collateral for such line of credit over the past
2 years, for which he received no compensation. Milton O. Childers, Vice President of Exploration, Assistant Secretary and Director was issued 675,000 shares of restricted common stock; James R. Schaff, Secretary, Treasurer and Manager of Lands, was issued 755,000 shares, and Mary Mernah, Controller, was issued 355,000 shares. Robert E. McDonald, Director, for services and in recognition of Mr. McDonald's personal guarantee of the Company's line of credit along with Mr. Spillane over the past 2 years, for which he received no compensation, was issued 365,000 shares. John R. Parker, Chairman and Director, in return for services to the Company, including assistance in obtaining drilling participants and participants in a financing, for which he received no compensation, was issued 345,000 shares. Robert W. Meier, Director, in return for services to the Company for which he received no compensation, was issued 315,000 shares. The Board also granted 105,000 shares to two consultants to the Company who have worked only for out-of-pocket expenses. All of these individuals agreed to cancel the options which had been granted to them under the Company's 1998 Nonqualified Stock Option Plan. A total of 3,855,000 shares were issued, effective January 6, 2000, and a total of 3,673,577 shares underlying stock options were canceled. The Company has no stock options outstanding. Total Shares outstanding on a fully diluted basis, including the effect of conversion of the Company's Convertible Preferred stock into common stock, are 16,838,655.

     FUTURE TRENDS

     The Company reduced its overhead substantially over the past two years, and further reductions would be difficult to achieve without impairing the Company's ability to operate efficiently, manage its assets and pursue its objectives. Management previously stated its objective to pursue those avenues which offered the best value for its shareholders, including mergers or acquisitions.

     As discussed in the Company's report on Form 10-KSB for the fiscal year ended September, 30, 1999, the Company had signed a Letter of Intent with Richlink International Holdings, Limited which outlined the terms of a transaction by which Richlink would have acquired control of the Company. The Letter of Intent was subject to the negotiation, preparation and execution of a definitive agreement and the completion of satisfactory due diligence. The Company and Richlink were unable to agree on the terms of the definitive agreement, and on March 23, 2000 Richlink advised the Company that it was no longer interested in proceeding with the proposed transaction, and the Company immediately filed a report on Form 8-K to this effect.

     The Board of Directors had previously determined that it was in the best interests of the shareholders to cease operations and complete the Richlink transaction, or should that transaction not be completed, to seek to complete a similar transaction on the best possible terms. Accordingly, Management immediately sought another suitor and on April 23, 2000, signed a Letter of Intent with Torita Donghao LLC.

PROPOSED TRANSACTION WITH TORITA DONGHAO LLC

     The Company has signed a Letter of Intent with Torita Donghao LLC ("Torita Delaware"), a Delaware Corporation by which Torita Delaware will acquire control of the Company. Torita Delaware is a wholly-owned subsidiary of Torita Group of the People's Republic of China ("PRC"). Torita Group has represented that it has many years of operating history in China.

     The Letter of Intent is non-binding, and completion of the transaction depends on execution of a definitive acquisition agreement and the completion of satisfactory due diligence. The Letter of Intent contemplates the acquisition by the Company of 100% of the business and operating assets of Torita Delaware in exchange for that number of shares of common stock of the Company which will afford Torita ownership of 91.5% of the Company's common stock after completion of the transaction.

     The Letter of Intent provides that, after the transaction, the existing Nova shareholders will own 7.23% of the common stock of the Company, net of a commission paid in stock. The Letter of Intent contemplates that, prior to or at closing, the entire operating business of the Company, including all assets and liabilities, will be divested.
Torita Delaware will also make a cash payment to Nova of $75,000 from which Nova will pay for the costs of the transaction and of termination of its business. The Company has already completed the liquidation of most of its assets and liabilities, and expects to complete the disposition of its remaining operating assets within the next 30 days. Members of management may bid on the purchase of such assets, but such bids will only be accepted if they exceed those of other unrelated parties. No such transactions with management have taken place.

The Letter of Intent provides that warrants with an 18-month term representing 1.5% of the total issued and outstanding common stock of the Company after the transaction will be issued to current Nova management as part of the transaction.

     Torita Delaware has made the following representations to the Company, which has not obtained independent verification of such matters:

Torita Group has transferred the assets of its "Computer Tech" arm - Torita Electronics Hong Kong ("Torita Electronics"), incorporated in Hong Kong, into Torita Delaware. A major U.S. accounting firm will be engaged to complete an audit of the company resulting from this transaction pursuant to U.S. GAAP.

Torita Electronics is profitable. It occupies an area in the Electrical Industrial City of Torita Group of 128,000 square feet. Torita Group invested $6.4 million into a total of 6 manufacturing lines capable of producing computer monitors, television sets, computer harddrives and other Original Equipment Manufacturer ("OEM") products. Its production capacity exceeds 1 million personal computer units, 200,000 television sets and 1 million sets of Digital Video Devices ("DVD") per annum.

Torita Electronics has a contract with the State Planning Authority for Agriculture of the PRC to exclusively manufacture, supply and manage what will be the largest Intranet service in China, ultimately reaching 1,100,000 farming communities, representing approximately 25% of the population of the PRC. It is estimated this contract will be fully completed over a seven-year period, in approximately equal increments each year.

Torita Electronics will act as business manager and advisor to build the network, and will supply the hardware. Torita Electronics also has a right of first refusal to acquire an interest in the Intranet itself. This project is intended to establish a mammoth information database for agricultural commodities, technologies, and distribution. It will also promote popularization of agricultural technical knowledge and general education, and facilitate the exchange of agricultural goods and raw materials through the Intranet. Torita Electronics has licensing agreements with IPC Corporation LTD (a Singapore-listed Corporation) and Infomatec AG of Germany, both of which will provide technical support. Infomatec will also provide access to the JAVA Network Technology developed by Infomatec. Torita Electronics has begun to manufacture the equipment and is commencing implementation of the network in the initial sites selected. Torita Electronics goal is to have approximately 150,000 sites fully operational within 12 months. There can be no guarantee that this goal will be attained.

     The Letter of Intent provides that the definitive agreement require Torita Delaware to seek listing for the Company's shares on the NASDAQ stock market following the closing of the transaction.

     For a period of 60 days from execution of the Letter of Intent, the Company and Torita Delaware are precluded from soliciting or entering into any discussions with any other party with respect to the sale of the Company or the merger of Torita Delaware with, or the purchase of any other U.S. company by Torita Delaware, respectively.

     In order to complete the transaction contemplated by the Letter of Intent, the Company will be required to amend its Articles of Incorporation to increase its authorized capital, change its name and complete a post-acquisition reverse stock split. The Company will seek shareholder approval of these actions. Shareholders will be asked to approve all of the steps needed to effect this transaction at a shareholders' meeting contemplated to be held as soon as practicable following execution of the definitive agreement and completion of appropriate due diligence.

     Although Nova has every intent to successfully complete this transaction, there can be no assurance that this transaction will be completed, or if completed, that the terms will be as presently contemplated.

     The Letter of Intent contemplates that the entire operating business of the Company, including all assets and liabilities, will be divested prior to or at the closing of the transaction. As disclosed in the Company's report on Form 10-KSB for fiscal 1999, report on Form 10-QSB for the three months ended December 31, 1999, sale of the Company's assets and discharge of its liabilities has been proceeding. The Company has recently completed the sale of its 50% working interest in an undeveloped gas prospect in Wyoming and a small working interest in the same general area. Proceeds of $38,000 from this sale have been received. The Company has a verbal agreement with the operator of its sole remaining working interest in oil production to sell that interest for $10,000. It is expected this sale will be finalized in the next several weeks. An offer to purchase the Company's overriding royalty interest in the Whitney Canyon field is currently being evaluated. Sale of these two interests will dispose of the Company's remaining oil and gas production, and revenues derived therefrom will cease.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. Exhibit 27, Financial Data Schedule (Submitted only in electronic format.

     (b) Reports on Form 8-K dated December 29, 1999, March 23, 2000 and April 24, 2000.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

               NOVA NATURAL RESOURCES CORPORATION




Date:   May 12, 2000               By: /s/  Brian B. Spillane
                                          Brian B. Spillane,
                                          President, Director, and
                                          Chief Executive Officer



Date:   May 12, 2000               By:  /s/   James R. Schaff
                                           James R. Schaff,
                                           Secretary-Treasurer