Form 10QSB
period 2000-06-30
NOVA NATURAL RESOURCES CORP
filed 2000-08-14
CIK 792935

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000

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

                     4340 East Kentucky Avenue, Suite 418
                          Glendale, Colorado 80246

                   (Address of principal executive offices)

                                (720) 524-1363

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

               NOVA NATURAL RESOURCES CORPORATION

                         BALANCE SHEET
                         June 30, 2000
                          (Unaudited)

                            ASSETS

CURRENT ASSETS:
  Cash and equivalents                   $    60,621
  Accounts receivable:
    Oil and gas                                  686
                                           _________
    Total current assets                      61,307

OIL AND GAS PROPERTIES, at cost
  (using the full
  cost method of accounting):
  Properties being amortized               5,957,860
                                           _________
                                           5,957,860
  Accumulated depreciation, depletion
    and amortization                      (5,953,860)
                                          ___________
      Net oil and gas properties               4,000

MINERAL PROPERTIES, at cost                  191,948

OTHER ASSETS:
  Furniture and technical equipment,
    net of accumulated depreciation
    of $47,436                                 2,958
                                             _______
    Total other assets                         2,958
                                             _______
TOTAL ASSETS                             $   260,213
                                             =======

         See accompanying notes to these financial statements.

               NOVA NATURAL RESOURCES CORPORATION
                   BALANCE SHEET, CONTINUED
                         June 30, 2000
                         (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 0
  Accrued expenses                             3,865
                                           _________
      Total current liabilities                3,865
                                           _________
STOCKHOLDERS' EQUITY

  Convertible preferred stock, $1.00
    par value; 3,000,000 shares
    authorized; 1,792,267 shares
    issued and outstanding,
    liquidation preference $1,792,267      1,792,267
  Common stock, $.10 par value;
    17,000,000 shares authorized;
    13,254,033 shares issued and
    outstanding;                           1,325,403
  Additional paid-in capital               6,812,640
  Accumulated deficit                     (9,673,962)

                                          ___________
     Total Stockholders' equity              256,348

TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY              $   260,213
                                             =======

         See accompanying notes to these financial statements.

                      NOVA NATURAL RESOURCES CORPORATION
                      Condensed Statements of Operations
                                  (Unaudited)

                               Three Months Ended          Nine Months Ended
                              June 30,     June 30,      June 30,      June 30,
                                2000          1999          2000          1999
                             ________     ________      ________      ________  REVENUES:
REVENUES:
  Oil and gas sales               837          9,446       20,391      24,737
                              ________      ________     ________     _______
    Total Revenues                837          9,446       20,391      24,737
EXPENSES:
  Oil and gas
    production costs            1,518          4,565        9,580      12,155
  Depletion, depreciation,
    and amortization              314          1,949        2,358       7,072
  General and administrative   56,500         25,958      302,007      65,061
                               _______       _______      _______     _______
     Total costs and expenses  58,332         32,472      313,945      84,288
                               _______       _______      _______     _______
OPERATING LOSS                (57,495)       (23,026)    (293,554)    (59,551)

OTHER INCOME(EXPENSES):
  Interest income                 743          7,710       10,745      23,972
  Interest expense                  -         (3,786)      (5,582)    (12,234)
  Contract income               2,688          8,222       31,572      11,494
  Other Miscellaneous income      142             --          142       6,246
  Loss on early Payment of
    Note Receivable                 -              -      (40,629)          -
  Gain on Forgiveness of Debt       -              -       30,985      14,652
  Gain on Sale of Assets       25,965              -       25,965           -
  Sale of Mineral Rights            -              -       71,659           -
  Debt conversion expense           -              -            -     (71,615)
                               ________     ________      ________    ________
    Total other income         29,538         12,146      124,857     (27,485)

    Net loss                $ (27,957)   $   (10,880) $  (168,697) $  (87,036)
                              =========     =========    =========   =========


NET LOSS PER SHARE
   (Basic and Diluted)      $     (.00)  $     (.00)  $     (.02)  $    (.01)
                               ========     =========    =========    =========
WEIGHTED AVERAGE SHARES
  OUTSTANDING               13,254,033     6,308,853   11,117,233   6,291,492
                             =========     =========    =========   =========

           See accompanying notes to condensed financial statements.

                              NOVA NATURAL RESOURCES CORPORATION
                              CONDENSED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                   NINE MONTHS ENDED
                                                                 JUNE 30,          JUNE 30,
                                                                  2000               1999
                                                                 ______             ______
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                                             $(168,697)         $   (87,036)
  Adjustments to reconcile net income(loss) to net cash
    used by operating activities:
    Gain on sale of mineral rights                                (71,658)                --
    Gain on forgiveness of debt                                   (30,985)            (14,652)
    Stock Bonus Expenses                                          115,650                  --
    Loss on early payment of note receivable                       40,629                  --
    Write off of accounts receivable and interest                    (336)                 --
    Depletion, depreciation and amortization                        2,357               7,072
    Debt Conversion expense                                             -              71,615
    Changes in operating assets and liabilities:
       Decrease (increase) in:
         Accounts receivable                                        7,003              (1,596)
         Prepaid expenses and other                                 2,767               5,985
       Increase (decrease) in:
         Accounts payable                                         (44,476)             39,378
         Accrued expenses                                          15,306              10,693
                                                                 _________           ________
      Net cash provided by (used in) operating activities        (132,440)             31,459
                                                                _________           _________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                    104,487              14,645
  Capital expenditures                                             (8,145)            (19,594)
  Collection of principal on note receivable                      240,696              38,425
                                                                _________           _________
      Net cash provided by (used in) investing activities         337,038              33,476
                                                                _________           _________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable                            (168,841)            (63,652)
  Proceeds from note payable                                       22,500                  --
                                                                _________            ________
  Net cash provided by (used in) financing activities            (146,341)            (63,652)
                                                                _________            ________

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                        58,257               1,283
                                                                _________            ________
CASH AND EQUIVALENTS, at beginning of period                        2,363              (1,131)
                                                                _________            ________
CASH AND EQUIVALENTS, at end of period                        $    60,620          $      152
                                                                =========            ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                      $     5,582          $    2,859
                                                                =========            ========

                                  See accompanying notes to these financial statements.

                    NOVA NATURAL RESOURCES CORPORATION
                 Notes to Condensed Financial Statements
                Nine Months Ended June 30, 2000 and 1999

(1) The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at June 30, 2000 and the results of operations for the three and nine month periods ended June 30, 2000 and 1999. Certain amounts have been reclassified for comparability with the 1999 presentation. Quarterly results are not necessarily indicative of expected annual results because of fluctuations in the price received for oil and gas products, demand for natural gas, and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended September 30, 1999, previously filed with the Securities and Exchange Commission.

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

(b) The Company may not be able to complete its contemplated transaction with Torita Donghao LLC ("Torita Delaware"), as described in the Company's report on Form 8-K, filed April 24, 2000, and July 14, 2000 with the Securities and Exchange Commission.

(f) If the contemplated transaction with Torita Delaware is not completed, there is no assurance that the Company can complete a similar transaction with another entity.

RESULTS OF OPERATIONS

     The Company realized net losses for the three month period and nine month period ended June 30, 2000 of $27,957 and $168,697, respectively, compared to net losses of $10,880 and $87,036 for the same periods in 1999.

     Oil and gas sales for the three months ended June 30, 2000 decreased $8,609 to $837 compared to $9,446 for the three months ended June 30, 1999. For the nine month period ended June 30, 2000, oil and gas sales decreased $4,346 to $20,391 compared to $24,737 for the nine months ended June 30, 1999. Oil and gas sales decreased in the three and nine month periods compared to the comparable periods due primarily to production sales.
These sales, which mainly took place in the three months ended June 30, 2000, have eliminated the Company's working interest production. A dramatic increase in the price of oil and a substantial increase in the price of gas in the nine month period partially offset the substantial
decrease in production in the nine month period.   The production decline
was also attributable to generally expected declines in production as the wells in which the Company holds interests draw closer to the end of their production lifetimes. As discussed elsewhere, the Company is in the process of selling all of its remaining production, and accordingly, the Company's future oil and gas production volumes and oil and gas sales will be below even the three months levels, and it is anticipated that, by the end of the current fiscal year, such sales will cease. The sales volumes and average sales prices during these periods were as follows:

                                             Three Months Ended
                                         June 30,            June 30,
                                           2000                1999

Sales
  Oil (bbls)                                  3                 548
  Gas (MCF)                                 257                 624
Average Sales Price
  Oil                                   $ 21.15             $ 13.94
  Gas                                   $  2.72             $  1.64

                                               Nine month Ended
                                         June 30,            June 30,
                                           2000                1999

Sales
  Oil (bbls)                                776               1,645
  Gas (MCF)                               1,172               3,306
Average Sales Price
  Oil                                   $ 21.96             $ 10.21
  Gas                                   $  2.52             $  1.79

     Oil and Gas lease operating expenses including production taxes decreased $3,047 and $2,575 for the three months and nine month ended June 30, 2000 as compared to 1999. The decrease is attributable to the production sales.

General and administrative expenses increased $30,542 to $56,500 for the three month period and increased $236,946 to $302,007 for the nine month period ending June 30, 2000 compared to the same periods ending June 30, 1999, in which these expenses were $25,958 and $65,061, respectively. This increase is the result of several factors. In January 2000, the Board of Directors agreed to issue a total of 3,855,000 shares of stock to the employees, directors, and two consultants, which individuals in turn agreed to the cancellation of their stock options in their entirety. The Company was required to take a charge against general and administrative expense in connection with the issuance of these shares, based on the value of the stock at the effective date of this transaction of 3 cents per share, resulting in a charge of $115,650, all of which was non-cash. The Company resumed the payment of salaries on a limited basis, after a two-year hiatus, which resulted in $32,005 in salaries and payroll taxes in the three month period, $2,688 of which was offset by contract income. In addition, the Company incurred legal expenses of $30,376, in connection with a proposed, but abandoned, transaction with Richlink International Holdings, Limited and the proposed transaction with Torita Donghao, LLC, as well as those steps necessary to wind down the Company's business and prepare for a transaction wherein another entity will acquire control of the Company. Accounting fees of $13,403 were paid in the nine month period, in connection with the audit of fiscal year 1999 financial statements and the now-required review of the Company's unaudited quarterly filings. The Company moved its offices May 31, 2000, incurring moving expenses of $2,192. Other miscellaneous expenses were higher in the 2000 period due to the move, and also due to the increased cost of doing business in a vigorous economy.

     Depletion, depreciation, and amortization decreased 84% to $314 and 67% to $2,358, respectively, in the three months and nine months ended June 30, 2000, compared to $1,949 and $7,072 in the fiscal 1999 periods. This decrease was primarily the result of the sale of producing assets, which substantially reduced the full-cost pool.

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

     Interest income decreased to $743 and $10,745 in the three months and nine months ended June 30, 2000, respectively, compared to $7,710 and $23,972 in the 1999 periods. The decrease is due primarily to a reduction in accrued interest on the note receivable from the sale of the kaolin mine. Interest expense decreased from $3,786 to $0 for the three month period, and decreased to $5,582 from $12,234 for the nine month period.
The decrease was due to the reduction in interest expense resultant from the conversion of $125,000 in long term debt to stock, and the payment of the balance of $125,000 in notes plus accrued interest from the proceeds of the prepayment of the promissory note received in payment for the Company's Minnesota kaolin mine, which eliminated the further payment of interest on the Company's notes.

     In the nine months ended June 30, 2000, the Company settled debts which resulted in a gain on forgiveness of debt of $30,985, compared to a gain on forgiveness of debt in the comparable nine month period of $14,652. These gains are non-recurring, since the Company has paid or settled all of its debts except for current accruals arising in the ordinary course of business.

     Mineral rights which the Company had carried at no value on its books were sold for a total of $71,658 in the nine month ended June 30, 2000. No such sale was made in the comparable period.

     During the three months and nine month ended June 30, 2000, the Company realized income from outside contract work by one of its employees in the amount of $2,688 and $31,572 respectively, compared to $8,222 and $11,494 in the comparable periods in 1999. In the nine months ended June 30, 1999, $6,246 in proceeds was collected from the settlement of a lawsuit, another non-recurring event.

     The Company recorded a gain of $25,965 on the sale of assets in the nine months ended June 30, 2000. This was a sale in which the proceeds exceeded the book value of the assets. There was no comparable sale in the 1999 period.

     In the nine months ended June 30, 1999, a debt conversion expense of $71,615 was recorded. This resulted from the restructuring of the Company's long-term debt, and resulted from the difference in the fair value of the original conversion price and the new conversion price. This was a non-recurring event. There was no such event in the nine months ended June 30, 2000.

     CAPITAL RESOURCES-SOURCES OF CAPITAL

     The Company's primary sources of cash flow during the nine months ended June 30, 2000 were proceeds from the prepayment of the note receivable from the sale of the kaolin mine, proceeds from the sale of assets, and a gain on the forgiveness of debt. Cash used by operations totaled $132,440 for the nine months ended June 30, 2000 as compared to cash provided by operations of $31,459 for the same period in 1999. Cash and cash equivalents for the period increased $58,257, resulting in cash on hand at June 30, 2000 of $60,620 compared to cash on hand at June 30, 1999 of $152.

     CAPITAL RESOURCES-UTILIZATION OF CAPITAL

     For the nine months ended June 30, 2000 the Company decreased accounts payable by $44,476. Collection of principal on the note receivable was $240,696 and proceeds from asset sales were $104,487, resulting in cash provided by investing activities of $337,038. In the comparable period, net cash provided by investing activities was $33,476. All funds for capital expenditures for the remainder of the year are expected to be provided from existing cash balances, from property or assets sales, and from merger fees.

     LIQUIDITY

     At June 30, 2000, the Company's working capital totaled $57,442 as compared to working capital of $3,424 at September 30, 1999. Liquidity for the nine months ended June 30, 2000 was provided by the prepayment of principal on a note receivable, the sale of mineral rights, and the forgiveness of debt, however, liquidity was reduced by the redemption of the Company's promissory notes, payment of the Company's bank debt and a reduction in accounts payable.

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

ISSUANCE OF STOCK FOR SERVICES

     The Company had not paid or otherwise compensated its employees since mid-1998, except for bonuses totalling $10,000 and salary for one employee who performed work for a third party, for which the Company was paid, and then in turn paid the employee.

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

     The Letter of Intent provides that, after the transaction, the existing Nova shareholders will own 7.23% of the common stock of the Company, net of a commission paid in stock. The Letter of Intent contemplates that, prior to or at closing, the entire operating business of the Company, including all assets and liabilities, will be divested.
Torita Delaware will also make a cash payment to Nova of $75,000 from which Nova will pay for the costs of the transaction and of termination of its business. The Company has already completed the liquidation of most of its assets and liabilities, and expects to complete the disposition of its remaining operating assets by the end of August. Members of management may bid on the purchase of such assets, but such bids will only be accepted if they exceed those of other unrelated parties. Only one such transaction with management is contemplated, as described herein.

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

     Torita Delaware and the Company have reached agreement on the terms of the definitive agreement. Torita Delaware signed the definitive agreement on July 9 and made an initial cash payment to the Company of $10,000 toward its total cash payment of $75,000. The Company requires additional time to complete its due diligence, which is contemplated to include a review of Torita Delaware's audited financial statements for the two years ended December 31, 1999 and 1998, and a visit to Torita Delaware's production facilities in China. The audit, currently underway, is not yet completed. The Letter of Intent was to expire 60 days following June 21, 2000. In order to provide time for the parties to complete appropriate due diligence activities, Torita Delaware and Nova agreed to extend the date of expiration of the Letter of Intent to August 31, 2000. The Company contemplates that it will sign the definitive agreement upon successful completion of its due diligence activities.

     Although Nova has every intent to successfully complete this transaction, there can be no assurance that this transaction will be completed, or if completed, that the terms will be as presently contemplated.

     The Letter of Intent contemplates that the entire operating business of the Company, including all assets and liabilities, will be divested prior to or at the closing of the transaction. As disclosed in the Company's report on Form 10-KSB for fiscal 1999, report on Form 10-QSB for the three months ended December 31, 1999, sale of the Company's assets and discharge of its liabilities has been proceeding. The Company has completed the sale of its 50% working interest in an undeveloped gas prospect in Wyoming and a small working interest in the same general area. Proceeds of $38,000 from this sale have been received. The Company entered into an agreement with the operator of its sole remaining working interest in oil production to sell that interest for $10,000, less unpaid operating expenses. This sale has been completed, and the Company has received net proceeds of $8,600.

     The Company received an offer from an unaffiliated third party to purchase its overriding royalty interest in the Whitney Canyon field for $4,000. The Company felt the interest was worth more, and negotiated a competing bid with the Robert E. McDonald Family Trust. The Trust has agreed to pay the Company $4,900 with an effective date of the sale of August 1. Robert E. McDonald, a Director of the Company and its largest shareholder, is the Trustee of the Trust. Sale of this interest will dispose of the Company's remaining oil and gas production, and revenues derived therefrom will cease. The Company holds a 50% interest in 360 acres of land, including surface and mineral rights in Weld County, Colorado. The acreage is under lease, but no hydrocarbons or other valuable minerals have been developed on the acreage to date. The Company recently agreed to sell its 50% interest in this acreage to the holder of the other 50% interest, an unaffiliated third party, of $2,000.

     The Company moved its offices to smaller space at the end of May to reduce costs. Monthly rent was reduced from approximately $2,000 to $375. So that the Company could avoid signing a new lease, Brian B. Spillane, the President of the Company, took out the lease, and rents the space to the Company at cost on a month-to-month basis. The Company had leased a copying machine for the past three years. When the lease ran out, the leasing company suggested extending the lease at the same rate the Company had been paying. It was not deemed prudent for the Company to buy this machine, nor commit itself to a new lease. Mr. Spillane purchased the copying machine from the leasing company. The Company pays to maintain the machine for supplies, with no long-term commitment to do so.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. Exhibit 27, Financial Data Schedule (Submitted only in electronic format).

     (b) Reports on Form 8-K dated December 29, 1999; March 23, 2000; April 24, 2000; June 21, 2000; and July 14, 2000.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

               NOVA NATURAL RESOURCES CORPORATION




Date:   August 14, 2000              By: /s/  Brian B. Spillane
                                          Brian B. Spillane,
                                          President, Director, and
                                          Chief Executive Officer



Date:   August 14, 2000            By:  /s/   James R. Schaff
                                           James R. Schaff,
                                           Secretary-Treasurer