Form 10KSB
period 2000-09-30
NOVA NATURAL RESOURCES CORP
filed 2000-12-22
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended September 30, 2000

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________ to_______________
Commission file number    0-15078

                  NOVA NATURAL RESOURCES CORPORATION
                (Name of small business issuer in its charter)

           COLORADO                                   84-1227328

(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

4340 East Kentucky Avenue, Suite 418
Glendale, CO                                            80246
(Address of principal                                 (Zip Code)
executive offices)

                               (720) 524-1363
                         (Registrant's telephone number)

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

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

 Issuer's revenues for its most recent fiscal year totalled: $21,735. Documents Incorporated By Reference: None
 Transitional Small Business Disclosure Format    Yes_____ No  X
 As of December 5, 2000, the Registrant had outstanding 1,792,267
 shares of Convertible Preferred Stock, $1.00   Par value, and
 13,254,033 shares of Common Stock, $.10 par value, its only classes of voting stock.

  Aggregate market value of the 5,554,275 shares of Common Stock owned by Non-affiliates of the Registrant as of December 5, 2000 was $1,388,569, based on the average of the bid and ask prices on December 5, 2000 as reported on the National Association of Securities Dealers Electronic Bulletin Board by Bloomberg Financial Services. All
  Convertible Preferred Stock is owned by affiliates.

                               PART I

                     Forward-looking Information

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to the Company's decision to limit, if not terminate, its operations, availability of a merger partner, and value of the Company as a "Public Shell". See also "Managements Discussion and Analysis of Plan of Operation."

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

BUSINESS DEVELOPMENT
                           Operations

In recent years, the Company focused its activities on marketing and selling kaolin clay from its Minnesota kaolin mine, exploring for paper-grade kaolin on leases elsewhere in Minnesota, seeking partners for exploration and development of gold on its properties in Alaska and Colorado and seeking partners for exploratory drilling on two oil and gas prospects in Wyoming. In fiscal 1997, the Company sold its kaolin mine, and put its primary focus on development of its paper-grade kaolin prospect in Minnesota. In most of fiscal 1999, the Company's primary focus was on seeking a partner for the paper-grade kaolin prospect, seeking a drilling partner for its remaining oil & gas prospect in Wyoming, liquidating its interests in Alaska, and selling its interests in its producing oil and gas properties on as prudent a basis as possible.

Toward the close of 1999, in view of the Company's inability to attract industry partners to fund and operate the Company's principal assets, the general economic conditions at that time of the industries in which the Company operated, and management's determination that the Company could not operate profitably because of a lack of capital from operations and other sources, management concluded that the Company would be more valuable, and the interests of its shareholders would be better served by the sale, reassignment, and abandonment of the Company's assets and marketing of the Company as a "shell". In this fashion, management believes that it may obtain for the Company's shareholders a minority interest in a company with more substantial assets, operations and prospects. In exchange, such a merger partner will become a public company, obtain liquidity for its shares, and gain more ready access to capital markets.

           Significant Developments During Fiscal 2000

The Company had possessed a promissory note from the 1997 installment sale of its kaolin mine in the amount of $275,000. These funds were to be received in three payments of $50,000 each in August and December of 2000, and in August of 2001. The final payment in the amount of $125,000 was due in December 2001.

The Company proposed to the purchaser of the mine that the remaining obligation be satisfied by a single payment. The parties negotiated a prepayment of $200,000. Management considered the settlement appropriate based upon the time value of money, the risk inherent in the receipt of these payments over the remaining installment term, and the fact that early receipt of these funds would allow the Company to eliminate its $125,000 in long-term debt and the related interest cost. Elimination of the debt would enable the Company to obtain a merger partner and specifically to proceed with a proposed transaction with Richlink International and comply with the terms of a Letter of Intent with Richlink, as described in the Company's Annual Report on Form 10-KSB for the 1999 fiscal year and Current Report on Form 8-K dated December 29, 1999. The Richlink transaction did not proceed as described in the Company's Current Reports on Form 8-K dated March 23, 2000. Management believes that elimination of the Company's debt will be required in any subsequent merger transaction. This payment was received February 4, 2000, and the Promissory Note associated with the sale of the Company's kaolin mine was marked 'paid in full' and returned to the purchaser of the mine.

Redemption of Notes Outstanding

The debt was retired with proceeds from prepayment of the kaolin mine obligations was represented by Convertible Subordinated Debentures in the Principal Amount of $250,000. The Company made an offer to all of the holders of its Convertible Subordinated Debentures to restructure this debt during the 1999 fiscal year, offering to exchange restricted common shares of the Corporation for 50% of the principal amount (i.e. $125,000), at a price per share of $.04, and to replace the 50% of the principal amount with notes secured by a $125,000 installment payment relating to the sale of its kaolin mine to be received in December 2001. This offer was accepted by all of the holders of the Debentures. During fiscal 1999, Nova issued to the Debentureholders 3,125,0000 common shares, notes for $125,000, and thereupon canceled its Convertible Subordinated Debentures. The notes had a due date of December 31, 2001, and paid interest at 10% per annum, with payments to be made on August 31 and December 31 of each year, to coincide with the receipt of installment payments from the mine sale. Interest had been paid on the notes through December 31, 1999.

Having negotiated the prepayment of the promissory note whose proceeds secured payments of these notes, on January 31, 2000, the Company exercised its right to call the notes for redemption. All of the notes were redeemed no later than March 1, 2000, pursuant to the terms of the notes. A number of the individual noteholders agreed to early redemption. Those who agreed were paid principal plus interest based on a redemption date five days following receipt of their written request for early redemption. Redemption resulted in payments by the Company of approximately $126,000.

Nova officers and Directors held $23,438 or 18.8% of the principal amount off these notes, which they acquired on identical terms as those not affiliated with the Company.

Disposition of Oil and Gas, Kaolin and Gold Operations

During fiscal year 2000, the Company disposed of virtually all of its oil and gas properties and moved its offices to smaller, less expensive quarters. The sale of the Company's assets was undertaken in the ordinary course of its business, which, over time, has included purchases and sales of such interests and properties. The Company's remaining oil and gas interests were two small interests in certain oil and gas leases, which it recently sold to non-affiliated companies for $1,150.

In addition, the Company owns certain paper grade kaolin mining leases in Minnesota. The Company offered to transfer those leases to a company with whom it had a venture agreement which contained an option to own the mining leases. The venture partner refused the transfer of the leases and terminated its agreement with the Company. The Company's lease payment obligations for the kaolin leases are paid through December 2000. When additional rentals are due, in January 2001, the Company may not have assets sufficient to make the payments and, if it has not sold the leases or made other arrangements, such as a venture agreement, it intends to allow the leases to lapse.

The Company had retained a small overriding royalty interest in a portion of its former leasehold interest offshore Nome, Alaska, which was the sole interest retained by the Company when it sold or otherwise disposed of its Nome leasehold interests during fiscal 1999. This interest was vacated when the underlying leases were not renewed by the lessee.

Proposed Acquisition Transactions

On two seperate occasions during fiscal 2000, the Company entered into letters of intent for transactions by which the Company would issue, in exchange for the business of another entity, shares sufficient for such other entity to become the majority shareholder of the Company. In each case a definitive agreement was not executed, and neither transaction was finalized. Both transactions contemplated that the Company would amend its Articles of Incorporation to increase the number of shares of its Common Stock authorized for issuance. Management believes that, similarly, an increase in the authorized shares of Common Stock will be necessary to effectuate any such transaction in the future. As such, although the Company has not obtained either a letter of intent or definitive agreement for such a transaction, the Company's Board of Directors recommended and, on December 15, 2000, the Company's shareholders approved an amendment of its Articles of Incorporation to increase the Company's capitalization in order to facilitate any such merger or acquisition of assets.

Common Stock

At September 30, 2000 the Company was authorized to issue 17,000,000 shares of Common Stock, $.10 per value per share. (See Item 4 "Submission of Matters to a Vote of Security Holders") Holders of Common Stock are entitled to cast one vote for each share held of record on all matters submitted to a vote of shareholders and are not entitled to cumulate votes for the election of directors. Holders of Common Stock do not have preemptive rights to subscribe for additional shares of Common Stock issued by the Company.

Holders of Common Stock are entitled to receive dividends as may be declared by the Company's Board of Directors out of funds legally available for that purpose, subject to the rights of the holders of the Company's Preferred Stock. Holders of the Common Stock and Preferred Stock have equal rights to all dividends declared and paid by the Company. In the event of liquidation, holders of Common Stock are entitled to share, pro rata, in any distribution of the Company's assets remaining after payment of liabilities, subject to the preferences and rights of the holders of Preferred Stock. The Company has not paid and has no plan to pay dividends. Any cash obtained in an acquisition transaction will be paid to the employees and former employees of the Company as compensation and/or severance. Further, any warrants to purchase common stock obtained in an acquisition transaction will be issued to management as part of the transaction.

Proposed Torita Donghao Transaction

As described in its report on Form 8-K, dated April 24, 2000, the Company signed a Letter of Intent with TORITA DONGHAO LLC ("Torita Delaware"), a Delaware Corporation by which Torita Delaware would acquire control of the Company. Torita Delaware is a wholly-owned subsidiary of Torita Group of the People's Republic of China ("PRC"). Torita Group has represented that it has many years of operating history in China.

The Letter of Intent was non-binding, and completion of the transaction depends on execution of a definitive acquisition agreement and the completion of satisfactory due diligence. The Letter of Intent contemplated the acquisition by the Company of 100% of the business and operating assets of Torita Delaware in exchange for that number of shares of common stock of the Company which will afford Torita ownership of 91.5% of the Company's common stock after completion of the transaction.

The Letter of Intent provided that, after the transaction, the existing Nova shareholders would own 7.23% of the common stock of the Company, net of a commission paid in stock. The Letter of Intent contemplated that, prior to or at closing, the entire operating business of the Company, including all assets and liabilities, would be divested.
Torita Delaware would also make a cash payment to Nova of $75,000, from which Nova would pay for the costs of the transaction and of termination of its business. As previously discussed, the Company has completed the liquidation of virtually all of its assets and liabilities, and expects to complete the disposition of its remaining operating assets within the next 60 days. Members of management may bid on the purchase of such assets, but such bids will only be accepted if they exceed those of other unrelated parties. Only one such transaction with management has taken place (see Transactions with Management).

The Letter of Intent provided that Warrants representing 1.5% of the total issued and outstanding common stock of the Company after the transaction would be issued to current Nova management as part of the transaction.

Torita Delaware has made the following representation to the Company, which has not obtained independent verification of such matters:

Torita Group has transferred the assets of its "Computer Tech" arm - Torita Electronics Hong Kong ("Torita Electronics"), incorporated in Hong Kong, into Torita Delaware. A U.S. accounting firm has been engaged to complete an audit of the company resulting from this transaction pursuant to U.S. GAAP.

Torita Electronics is a profitable company. It occupies an area in the Electrical Industrial City of Torita Group of 128,000 square feet. Torita Group invested $6.4 million into a total of 6 manufacturing lines capable of producing computer monitors, television sets, computer harddrives and other Original Equipment Manufacturer ("OEM") products. Its production capacity exceeds 1 million personal computer units, 200,000 television sets and 1 million sets of Digital Video Devices ("DVD") per annum.

Torita Electronics has a contract with the State Planning Authority for Agriculture of the PRC to exclusively manufacture, supply and manage what is expected to be the largest Intranet service in China, ultimately reaching 1,100,000 farming communities, representing approximately 25% of the population of the PRC, It is estimated this contract will be fully completed over a seven-year period, in approximately equal increments each year.

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

Torita Delaware intends to seek listing for the Company's shares on the NASDAQ stock market following the closing of the transaction. The timing of such listing, should the application to so list the shares be accepted, of which there is no guarantee, cannot be determined at this time, but will likely take a period of at least several months to accomplish.

For a period of 60 days from execution of the Letter of Intent, the Company and Torita Delaware were precluded from soliciting or entering into any discussions with any other party with respect to the sale of the Company or the merger of Torita Delaware with, or the purchase of any other U.S. company by Torita Delaware, respectively.

The Company extended the expiration date of the Letter of Intent on two separate occasions (see reports on Form 8-K dated June 21 and July 14, 2000. Finally on August 31, 2000, the Company allowed the Letter of Intent to expire. Torita Delaware had informed the Company that field work for its audit had not yet begun. Moreover, a firm completion date for the audit could not currently be established.

The Company determined to postpone further due diligence activities until completion of the Torita Delaware audit. When and if that audit is complete and Company has reviewed audited financial statements and satisfactorily completed its due diligence activities, the majority of which must take place in China, it will be able to determine whether to sign a definitive agreement with Torita Delaware. However, there can be no assurance that this transaction will be completed, or if completed, that the terms will be as presently contemplated.

The Company has continued its discussions with Torita Delaware.
However, in view of the uncertain timing of completion of the Torita Delaware audit and further due diligence by the Company, Nova Management determined that it is prudent to attempt to locate and initiate discussions with other potential merger candidates. Accordingly, other candidates have been contacted, and discussions are currently being held with those entities. However, such discussions have not at this time resulted in either a Letter of Intent or a Definitive Agreement.

The Company intends, following the approval by the shareholders of the increase in authorized shares at the shareholders' meeting to be held December 15, 2000 (See Item 4 "Submission of Matters to a vote of Security Holders"), which is probable, to proceed as rapidly as is prudently possible to effectuate a transaction whereby the Company would be acquired. Such a transaction would require the issuance of shares to the acquiring company, following which, such company would hold a majority interest in the Company, and control of the Company would pass to the acquiring company. There can be no assurance that such a transaction will occur, nor can the timing of such a transaction be predicted with certainty. However, management is committed to this course of action, and expects that it can be successfully completed.

                     Business of the Issuer

As previously discussed, management has concluded that the Company would be more valuable, and the interests of its shareholders would be better served, by the sale, reassignment, and abandonment of the Company's assets and marketing of the Company as a "shell". In this fashion, management believes that it may obtain for the Company's shareholders a minority interest in a company with more substantial assets, operations and prospects. In exchange, such a merger partner will become a public company, obtain liquidity for its shares, and gain more ready access to the capital markets (see 'General Development of Business"). Accordingly, the business of the Company is to identify an entity with good growth prospects and a strong balance sheet as well as other factors such as good capitalization, nature of industry, and a profitable operating history, by which the Company can be acquired on a basis favorable to the Nova shareholders, and effectuate such a transaction in a timely manner.

Environmental Regulations

Inherent in all mining operations is the obligation to comply with environmental, reclamation, and other applicable state and federal laws and regulations. The Company has obtained those environmental permits, licenses or approvals required for its operations. Management is not aware of any violations of environmental permits, licenses or approvals issued with respect to the Company's previous operations. In the past, Nova has been involved in extensive hearings regarding the environmental impact of its Minnesota kaolin mine and has voluntarily taken steps to mitigate any environmental impact. While the Company believes it is currently in compliance with all such laws and regulations and is not aware of any current violations, the applicability and impact of, and the Company's obligations under such provisions cannot always be determined with certainty. However, the Company's liability could continue after relinquishment of its interest in its properties, even in the absence of operations. As such, although the Company does not believe it has any liability in this regard, the Company cannot fully determine the extent of its liability or potential liability in connection with these matters.

The Company is not currently subject to any pending administrative or judicial enforcement proceedings arising under environmental laws or regulations. Environmental laws and regulations may be adopted in the future which may have an impact upon the Company's operations.

Oil and Gas Operations

The principal hydrocarbons produced from properties in which Nova had an interest during the 2000 fiscal year (all of which have been sold) were crude oil and natural gas. Such products are sold by or on behalf of the Company to purchasers located near the wellhead. None of the entities purchasing the Company's production is an affiliate of the Company.

During fiscal 2000, the Company had five customers which accounted for 100% of its total net oil and gas sales.

The Company sold its 50% working interest and a 1.25% overriding royalty interest during the fiscal year in an undeveloped gas prospect in Wyoming and a small working interest in the same general area for $38,000. The other 50% interest was held by the Robert E. McDonald Trust, which sold its interest for the same price, retaining an overriding royalty interest. The Trust funded its interest in this prospect from its own funds, independently of the Company, as it has in all prospects entered into jointly with the Company. The Company had previously assigned an overriding royalty interest in this prospect to the Company's four employees, who had worked on this prospect without salary or other compensation for several years. The prospect remains undeveloped and the overriding royalties do not generate any current income.

Mineral rights which the Company had carried at no value on its books were sold for a total of $71,658 in the first quarter of the fiscal year. The Company holds no other mineral rights.

The Company entered into an agreement with the operator of its sole remaining working interest in oil production to sell that interest for $10,000, less unpaid operating expenses. This sale was completed in August 2000, and the Company has received net proceeds of $8,600. No overriding royalties were retained.

The Company received an offer from an unaffiliated third party to purchase its overriding royalty interest in the Whitney Canyon field for $4,000. The Company felt the interest was worth more, and negotiated a competing bid with the Robert E. McDonald Family Trust. The Trust agreed to pay the Company 22% more than the offer previously received, or $4,900 with an effective date of the sale of August 1, 2000. Robert
E. McDonald, a Director of the Company and its largest shareholder, is the Trustee of the Trust. Sale of this interest disposed of the Company's sole remaining oil and gas production, and revenues derived therefrom have ceased. This sale is the only sale of Company assets which was not made to an unaffiliated third party.

The Company held a 50% interest in 360 acres of land, including surface and mineral rights, in Weld County, Colorado. The acreage is under lease, but no hydrocarbons or other valuable minerals have been developed on the acreage to date. The Company sold its 50% interest in this acreage to the holder of the other 50% interest, an unaffiliated third party, for $2,000.

The Company retains no other oil and gas interests.

Nova has no patents, trademarks, licenses, franchises, or concessions other than certain oil and gas leasehold interests granted by federal, state, and other governmental authorities, and private mineral owners. The Company's oil and gas business is not seasonal except to the extent that weather and market conditions can affect oil and gas exploration and production activities.

Employees

At September 30, 2000, Nova had no paid employees.  However, the
President of the Company has continued to work full-time, and the Company's Secretary, Treasurer, its Land Manager and its Controller have been working part-time for the Company, on an as-needed basis, essentially without pay, and continue to do so.

ITEM 2.  DESCRIPTION OF PROPERTIES

PERSONAL PROPERTY

The Company's personal property consists of furniture and fixtures and technical equipment, with a total net book value at September 30, 2000 of $2,538.

OFFICE LEASE AND EQUIPMENT

The Company's previous lease terminated February 28, 2000, but was continued on a month-to-month basis through May. At the end of May, the Company moved its offices to a much smaller space to reduce costs. Monthly rent was reduced from approximately $2,000 to $375. So that the Company could avoid being obligated on a new lease, Brian B. Spillane, the President of the Company, became the lessee, and rents the space to the Company at cost on a month-to-month basis. The Company had leased a copying machine for the past three years. When this lease ran out, the leasing company suggested extending the lease at the same rate the Company had been paying. It was not deemed prudent for the Company to buy this machine, nor commit itself to a new lease. Mr. Spillane purchased the copying machine from the leasing company. The Company pays to maintain the machine and for supplies, with no long-term commitment to do so, and incurs no other costs in connection with this machine.

OIL AND GAS PROPERTIES

In accordance with its decision to prepare the Company to be acquired, as previously discussed, Nova has, over the past twelve months, sold all of its oil and gas properties, and at September 30, 2000, held no oil and gas reserves.

                 Production, Average Sales Price,
             and Average Production (Lifting) Costs

The following table sets forth oil and gas production (net of all royalties, overriding royalties, and other outstanding interests of other entities) attributable to the Company for the fiscal years ended September 30, 2000 and 1999 and the average sales prices and production costs per unit of production.

                                          Years Ended September 30,

                                                  2000        1999
Production:
  Oil (Bbls) . . . . . . . . . .                  773.22      2,233
  Gas (Mcf)  . . . . . . . . . .                  140.44      4,967
Average Sales Prices:
  Oil (per Bbl)  . . . . . . . .                 $ 22.16     $11.94
  Gas (per Mcf)  . . . . . . . .                 $  2.37     $ 1.81
Average Production Costs
  Per Equivalent Barrel Of Oil*.                 $ 10.66     $ 6.08

* Equivalent barrels include oil, condensate and gas. Gas is converted to equivalent barrels on the basis of 6 Mcf per equivalent barrel.

UNDEVELOPED MINERAL PROPERTY INTERESTS

The Company currently holds a 100% interest in a kaolin prospect covering approximately 3,664 acres of leases and lease options located near Redwood Falls, Minnesota. The Company's lease payment obligations for the kaolin leases are paid through December 2000. When additional rentals are due, in January 2001, the Company may not have assets sufficient to make the payments and if it has not sold the leases or made other arrangements, such as a venture agreement, it intends to allow the leases to lapse.

DEVELOPED MINERAL PROPERTY INTERESTS

The Company formally owned a 100% working interest in 69.3 acres in Redwood County, Minnesota which were permitted for the purposes of mining kaolin clay. This property was sold in July, 1997. The Company retained a mortgage interest in this property, pending receipt of 100% of the installment sale proceeds. These proceeds were received in fiscal 2000 and the mortgage was cancelled (see Significant Developments During Fiscal 2000').

ITEM 3.  LEGAL PROCEEDINGS

The Company knows of no legal proceedings contemplated or threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No shareholder meetings were held in Fiscal 2000. A special meeting of shareholders was conducted on December 15, 2000 at which time the Company's shareholders voted to amend the Company's Articles of Incorporation to increase the authorized capitalization to 300,000,000 shares of common stock, $.10 par value.

                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the over-the-counter market and is listed on the Electronic Bulletin Board under the symbol "NVNU". The following table sets forth the range of high and low closing bid prices of the Common Stock for the years ended September 30, 2000 and 1999, as reported by the U.S. Bancorp Piper Jaffray. These prices are believed to be representative of inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

                                               Bid Price
   Fiscal 2000                              High        Low
    First Quarter                          $0.030      $0.020
    Second Quarter                          3.050       0.030
    Third Quarter                           1.0625      0.25
    Fourth Quarter                          0.9375      0.4688


                                                Bid Price
   Fiscal 1999                              High        Low
    First Quarter                         $ 0.050     $ 0.0313
    Second Quarter                          0.030       0.030
    Third Quarter                           0.030       0.030
    Fourth Quarter                          0.020       0.0325

The bid and asked prices for the Company's Common Stock on September 29, 2000 were $0.5781 and $0.625 respectively, as reported by U.S. Bancorp Piper Jaffray.

The number of record holders of the Company's Common Stock as of September 30, 2000 was 5,211.

As of September 30, 2000, no options were outstanding under the Company's employee stock option plan.

The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to employ its cash flow and earnings, if any, to identify and consummate its acquisition by another entity and for working capital needs.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Management's discussion of anticipated future operations contains predictions and projections which may constitute forward looking statements. The Private Securities Litigation Reform Act of 1995, including provisions contained in Section 21E of the Securities Exchange Act of 1934, provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

     (a) The Company may not be able to enter into an agreement for the Company to be acquired on terms acceptable to Nova.

     (b) Present and anticipated sources of funds may be insufficient to meet the Company's working capital needs.

Liquidity and Capital Resources

The Company had possessed a promissory note from the 1997 installment sale of its kaolin mine in the amount of $275,000. These funds were to be received in three payments of $50,000 each in August and December of 2000, and in August of 2001. The final payment in the amount of $125,000 was due in December 2001.

The Company offered this receivable to the purchaser of the mine for prepayment, and a price of $200,000 was agreed upon.
Management felt this to be an appropriate price in consideration of the time value of money, the risk inherent in the receipt of these payments over the remaining installment term, and the fact that receipt of these funds would allow the Company to eliminate its $125,000 in long-term debt and the interest cost associated with this debt. Elimination of the debt strengthened the Company's balance sheet, and will facilitate the Company's ability to enter into a transaction whereby the Company can be acquired by another entity (see 'Future Trends'). This payment was received February 4, 2000, and the Promissory Note associated with the sale of the Company's kaolin mine was marked 'paid in full' and returned to the purchaser of the mine.

The Company previously had debt outstanding in the form of Convertible Subordinated Debentures in the Principal Amount of $250,000. The Company made an offer to all of the holders of its Convertible Subordinated Debentures to restructure this debt during the 1999 fiscal year, offering to exchange restricted common shares of the Corporation for 50% of the Principal Amount (i.e. $125,000), at a price per share of $.04, and to replace the other 50% of the Principal Amount with notes secured by a $125,000 installment payment relating to the sale of its kaolin mine to be received in December 2001. This offer was accepted by all of the holders of the Debentures. During fiscal 1999, Nova issued to the Debentureholders 3,125,000 common shares, notes for $125,000, and thereupon canceled its Convertible Subordinated Debentures. The notes have a due date of December 31, 2001, and pay interest at 10% per annum, with payments to be made on August 31 and December 31 of each year, to coincide with the receipt of installment payments from the mine sale. Interest had been paid on the notes through December 31, 1999.

Having negotiated the prepayment of the promissory note whose proceeds secured payments of these notes, on January 31, 2000, the Company exercised its right to call the notes for redemption. All of the notes were redeemed by March 1, 2000, pursuant to the terms of the notes. Most individual noteholders agreed to early redemption, in which case those who agreed were paid principal plus interest based on a redemption date five days following receipt of their written request for early redemption. The notes were not convertible into common stock. The Company offered early redemption since the interest it paid the noteholders was greater than the interest it was able to earn on the funds. Redemption result in payments by the Company of approximately $126,000, including principal and accrued interest.

Nova's officers and Directors held $23,438 or 18.8% of the principal amount of these notes, which they acquired on identical terms as those not affiliated with the Company.

During the fiscal year, the Company settled debts which resulted in a net loss on payment of debt of $40,629. This sum reflects the loss on the early redemption of the note receivable from the sale of the Kaolin Mine, net of a gain on the forgiveness of debt of $30,985.

The Company has only sporadically paid its personnel, including the President and three former employees of the Company, although they have continued to discharge their duties on behalf of the Company. The Company intends to make payments to these individuals as its financial abilities permit, but has not accrued any amounts for this purpose on its balance sheet.

The Company has experienced a severe cash flow shortage for the past two years. Since the Company has sold or otherwise disposed of virtually all of its assets in contemplation of being acquired, it has no remaining significant source of cash flow. Expenses have been pared to the bone, there are no remaining long-term liabilities, and the Company is current in all of its trade and other accounts. The Company previously indicated that it intended to explore all avenues whereby it could create value for its shareholders, including mergers. Accordingly, the Company's primary focus is on being acquired by a company which has good prospects for growth (see "Business Development - Operations"). Management believes that the Company's financial position is adequate to properly complete arrangements for the Company to be acquired within a reasonable period of time.

The Company has suffered recurring losses and cash flow deficits from operations due to the inability of operating cash flows to cover expenses needed to maintain those operations. At September 30, 2000, the Company had an accumulated deficit of $9,869,939.

The Company's working capital was a positive $57,834 as of September 30, 2000, compared to a working capital of $3,424 as of September 30, 1999. The improvement in working capital was primarily attributable to the elimination of virtually all current liabilities due to a $21,342 deduction in Note Payable and a $14,550 reduction in Accounts Payable, both resulting from the Company's improved cash position during the year, which enabled the Company to eliminate its bank debt and apply cash toward payables which were at a lower level due to the Company's successful efforts to reduce expenses.

Total assets decreased to $61,366 as of September 30, 2000, from $521,768 as of September 30, 1999. The decrease in total assets was attributable primarily to the collection, on a discounted basis from its carrying value on the balance sheet, of the note receivable connected with the 1997 sale of the Kaolin Mine (and the use of most of that cash to eliminate the Company's long-term debt of $125,000), the complete write-down of the Company's mineral properties, and to a lesser extent to the write-down of net oil and gas properties and lower current assets (the major portion of which at September 30, 1999 had been current maturities of the note receivable from the sale of the Kaolin Mine). Since the Company has sold or otherwise disposed of virtually all of its assets, the portion of carrying value of those assets which was not converted to cash has been reduced to zero.

The decrease in total liabilities from $210,360 in 1999 to $994 in 2000 was due primarily to the early collection of the Company's note receivable connected with the sale of the Kaolin mine -- most of the proceeds of which were used to pay off the long-term debt, and the use of the proceeds from asset sales to pay off the Company's remaining bank debt and virtually all of the Company's Accounts Payable and Accrued expenses. As a result of the operating revenue decrease during the year, and the continued Net Loss, there are uncertainties that may have a significant impact on the Company's liquidity and which raise substantial doubt about the Company's ability to continue as a going concern.

The Company's liquidity is primarily dependent on using its limited cash resources in a prudent manner as it proceeds to market itself as a "shell" company and negotiates its acquisition by another entity, as discussed elsewhere in this report.

Results of Operations

The Company realized a net loss of $366,676 for the year ended September 30, 2000, compared to a net loss in the 1999 fiscal period of $57,744. Oil and gas sales decreased 42%, reflecting the sale of the Company's producing oil & gas assets by year-end and normal production decline. Oil and gas prices increased, but production volumes, reflecting the producing asset sales, dropped substantially, more than offsetting the increase in prices. Oil and gas production costs also declined due to these sales and because a greater portion of production revenues was accounted for by royalty interests, which have very low operating costs.

General and administrative costs increased $141,005 or 73% to $334,471 for the year ended September 30, 2000 compared to the same period in 1999. This increase was primarily the partial resumption of salaries during a portion of the fiscal year, the issuance of stock for services, which resulted in a charge against income, and increased expenses as the Company proceeded to sell most of its remaining assets. Since the Company paid no salaries in the 1999 Fiscal Year, even the partial resumption of salaries in fiscal 2000, though far below the levels of 'normal' years, severely impacted general and administrative costs.

Revenues

The Company's only sources of operating revenues during the 2000 fiscal year were oil and gas sales. These sales decreased $15,451 or 42% for the year ended September 30, 2000 as compared to the same period in 1999. This decrease is attributable to the sale of the Company's producing assets. A comparison of production and prices in 2000 and 1999 is as follows:

                                     2000          1999
Sales Volume
 Oil (bbls)                           773         2,233
 Gas (MCF)                            843         4,967

Average Sales Price
  Oil (bbls)                        $22.16        $11.94
  Gas (MCF)                         $ 2.37        $ 1.81


Other income for the year ended September 30, 1999 consisted primarily of a gain on the sale of assets of $100,523, revenue received from contract land work for third parties of $31,572, and 'other income' of $41,189 derived from the reclassification of lease operating expenses.

Interest income declined in fiscal 2000 to $11,538 compared to $31,329 in the 1999 period. This is due to reduced actual and imputed interest on the note receivable from Northern Con-Agg, due to the reduced amount of this receivable and its collection during the second quarter of the fiscal year, which eliminated any further accruals of interest on this note.

Expenses

Oil & gas lease production costs including production taxes declined 48% in fiscal 2000 to $9,742 from $18,625. The decline in costs paralleled the decline in revenues as the Company's producing oil and gas properties were sold during the year.

Depreciation, depletion and amortization dropped 60% from $ 6,923 in 1999 to $2,777 in 2000. This primarily resulted from the sale of oil & gas assets.

General and administrative expenses increased $154,034 or 92% from $167,918 in fiscal 1999 to $321,952 for the year ended September 30, 2000. Approximately 80% of this increase resulted from the issuance of stock to management (see "Issuance Of Stock For Services"), most of which was in lieu of cash salaries. The majority of this charge against G&A was a non-cash charge. Additionally, a $10,000 bonus was paid during the year, and some cash salaries were paid. There were no salaries or bonuses paid in the 1999 period.

Interest expense decreased 62% or $9,201 to $5,585 in fiscal 2000 compared to $14,786 in fiscal 1999, chiefly because the Company paid off its line of credit early in fiscal 2000 and retired all of its long term debt from the proceeds of asset sales, which reduced the interest paid on that debt.

Impairment and abandonment costs were zero in fiscal 1999, compared to a total of $192,548 in fiscal 2000. Since the Company sold or otherwise disposed of all of its oil and gas properties during the year, and determined that its remaining mineral properties were likely to have no value, the value of all of these properties on the Company's books, net of sales proceeds, were reduced to zero.

Commitments

The Company moved its offices to smaller space at the end of May to reduce costs. Monthly rent was reduced from approximately $2,000 to $375. So that the Company could avoid signing a new lease, Brian B. Spillane, the President of the Company, took out the lease, and rents the space to the Company at cost, on a month-to-month basis. The Company had leased a copying machine for the past three years. When this lease ran out, the leasing company suggested extending the lease at the same rate the Company had been paying. It was not deemed prudent for the Company to buy this machine, nor commit itself to a new lease. Mr. Spillane purchased the copying machine from the leasing company. The Company pays, on an actual cost basis, to maintain the machine and for supplies, with no long-term commitment to do so.

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

       ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Nova Natural Resources Corporation
Denver, Colorado

We have audited the accompanying balance sheet of Nova Natural Resources Corporation as of September 30, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Natural Resources Corporation as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has disposed of all its oil and gas properties and mineral properties, which, along with other factors described in Note 2, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HEIN + ASSOCIATES LLP


Denver, Colorado
November 20, 2000

               NOVA NATURAL RESOURCES CORPORATION

                         BALANCE SHEETS

                                               SEPTEMBER 30,
                                         2000                1999

                              ASSETS
CURRENT ASSETS:
  Cash and equivalents                   $   58,828        $     2,363
  Accounts receivable:
    Oil and gas                                   -              4,647
    Other                                         -              2,807
  Current maturities of note receivable           -             74,874
  Prepaid expenses and other                      -              4,093
                                         __________          _________
    Total current assets                     58,828             88,784

OIL AND GAS PROPERTIES, at cost
  (using the full
  cost method of accounting):
  Unproved properties not being amortized         -             11,806
  Properties being amortized                      -          5,953,179
                                        ___________          _________
                                                  -          5,964,985
Accumulated depreciation, depletion
    and amortization                              -         (5,932,306)
                                        ___________        ___________
      Net oil and gas properties                  -             32,679

MINERAL PROPERTIES, at cost                       -            193,122
                                        ___________         __________
OTHER ASSETS:
  Note receivable, net of current maturities      -            203,485
  Deposits and Other                              -              3,550
  Furniture and technical equipment,
    net of accumulated depreciation
    of $47,855 and $66,029                    2,538                148
                                        ___________            _______
    Total other assets                        2,538            207,183
                                        ___________            _______
TOTAL ASSETS                             $   61,366        $   521,768
                                        ===========        ===========

         See accompanying notes to these financial statements.

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note Payable                         $          -        $    21,342
  Accounts payable                              994             15,544
  Accrued expenses                                -             48,474
                                         __________          _________
      Total current liabilities                 994             85,360

LONG TERM DEBT                                    -            125,000

COMMITMENTS AND CONTINGENCIES (Notes 2 and 7)

STOCKHOLDERS' EQUITY

  Convertible preferred stock, $1.00
    par value; 3,000,000 shares
    authorized; 1,792,267 shares
    issued and outstanding,
    liquidation preference $1,792,267    1,792,267           1,792,267
  Common stock, $.10 par value;
    17,000,000 shares authorized;
    13,254,033 shares issued and
    outstanding;                         1,325,403             939,913
  Additional paid-in capital             6,812,641           7,082,491
  Accumulated deficit                   (9,869,939)         (9,503,263)
                                        __________         ___________
     Total Stockholders' equity        $    60,372             311,408
                                        __________         ___________

TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY            $    61,366         $   521,768
                                        ==========          ==========

         See accompanying notes to these financial statements.

                 NOVA NATURAL RESOURCES CORPORATION
                     STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED
                                              SEPTEMBER 30,
                                         ______________________
                                           2000             1999
                                          ______           ______
OIL AND GAS SALES REVENUES:               21,735           37,186

COSTS AND EXPENSES:
  Oil and gas production costs             9,742           18,625
  Depletion, depreciation, and
   amortization                            2,777            6,923
  Impairment of Mineral Properties       192,548                -
  General and administrative             321,952          167,918
                                       _________        _________
        Total costs and expenses         527,019          193,466
                                       _________        _________
OPERATING LOSS                          (505,284)        (156,280)

OTHER INCOME (EXPENSES):

  Contract income                         31,572           19,419
  Interest income                         11,538           31,329
  Interest expense                        (5,585)         (14,786)
  Gain on sale of assets                 100,523           29,652
  Loss on early payment of debt          (40,629)               -
  Other                                   41,189           32 922
                                       _________         ________
                                         138,608           98,536
                                       _________         _________

NET LOSS                             $  (366,676)     $  ( 57,744)
                                       ==========        =========
NET LOSS PER SHARE(Basic and diluted)       (.03)           (.01)
                                       ==========        =========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                        12,219,000        8,106,000
                                      ==========        =========

            See accompanying notes to these financial statements

                              NOVA NATURAL RESOURCES CORPORATION
                              STATEMENTS OF STOCKHOLDERS' EQUITY
                        FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                    CONVERTIBLE
                                   PREFERRED STOCK                COMMON STOCK
                                  SHARES       AMOUNT         SHARES        AMOUNT
                                _________     _________     _________      ________
BALANCES, October 31, 1998       1,792,267   $ 1,792,267     6,274,131   $   627,413

    Debt Conversion                     --            --     3,125,000       312,500
    Net loss                            --            --            --            --
                                 _________     _________     _________       ________
BALANCES, September 30, 1999     1,792,267   $ 1,792,267     9,399,131      $939,913

    Stock compensation                  --            --     3,855,000       385,500
    Stock cancellations                 --            --           (98)          (10)

    Net Loss                            --            --            --            --
                                 _________     _________     _________       ________
BALANCES, September 30, 2000     1,792,267    $1,792,267    13,254,033    $1,325,403

                       See accompanying notes to these financial statements.

                            NOVA NATURAL RESOURCES CORPORATION
                      STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                     FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                   ADDITIONAL                     TOTAL
                                   PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                   CAPITAL        DEFICIT         EQUITY
BALANCES, October 31, 1998        $7,198,376   $(9,445,519)    $  172,537

  Debt Conversion                   (115,885)           --        196,615
  Net loss                                --       (57,744)       (57,744)
                                    _________     _________     _________
BALANCES, September 30, 1999      $7,082,491   $(9,503,263)    $  311,408

  Stock compensation                (269,850)           --        115,650
  Stock cancellations                     --            --            (10)

  Net Loss                                --      (366,676)      (366,676)
                                    _________     _________     _________
BALANCES, September 30, 2000      $6,812,641   $(9,869,939)    $   60,372

                     See accompanying notes to financial statements.

                              NOVA NATURAL RESOURCES CORPORATION
                                   STATEMENTS OF CASH FLOWS
                                                                    FOR THE YEARS ENDED
                                                                        SEPTEMBER 30,
                                                                  2000               1999
                                                                 ______             ______
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $  (366,676)       $   (57,744)
  Adjustments to reconcile net loss to net cash
    from operating activities:
    Depletion, depreciation and amortization                        2,777              6,923
    Induced conversion of debentures                                   --             71,615
    Stock bonus compensation                                      115,650                 --
    Gain on sale of oil and gas properties                       (100,523)                --
    Impairment of mineral properties                              192,548                 --
    Loss on settlement of note receivable                          40,629                 --
    Gain on forgiveness of debt                                   (14,652)                --
    Changes in operating assets and liabilities:
       Decrease (increase) in:
         Accounts receivable                                        7,454             12,605
         Prepaid expenses and other                                 4,093              1,891
         Deposits                                                   3,550                 --
       Increase (decrease) in:
         Accounts payable                                         (14,550)           (30,384)
         Accrued expenses                                         (48,474)            (1,042)
                                                                _________           ________
      Net cash provided by (used in) operating activities        (178,174)             3,864
                                                                _________           _________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of oil and gas properties                    131,649                 --
  Capital expenditures                                             (3,040)           (14,248)
  Collection of principal on note receivable                      237,730             67,929
                                                                _________           _________
      Net cash provided by investing activities                   366,339             53,681
                                                                _________           _________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable and long term debt         (131,690)          (136,548)
  Purchase and retirement of common and preferred stock               (10)                --
  Proceeds from notes payable                                          --             80,904
                                                                _________            ________
  Net cash used in financing activities                          (131,700)            (55,644)
                                                                _________            ________

NET INCREASE IN CASH AND EQUIVALENTS                               56,465               1,901

CASH AND EQUIVALENTS, at beginning of year                          2,363                 462
                                                                 ________            ________
CASH AND EQUIVALENTS, at end of year                          $    58,828          $    2,363
                                                                =========            ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                      $     6,624          $   15,827
                                                                =========            ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Convertible debentures converted to common stock            $        --             125,000
                                                                =========            ========

                                  See accompanying notes to these financial statements.

                             NOVA NATURAL RESOURCES CORPORATION
                                NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Nova Natural Resources Corporation (the Company), has focused on exploring for paper grade kaolin on leases in Minnesota, seeking partners for exploration and development of gold on its properties in Alaska and Colorado and seeking partners for exploratory drilling on two oil and gas prospects in Wyoming. Management determined that the Company would be more valuable, and the interests of its shareholders would be better served by the sale, reassignment, and abandonment of the Company's assets, utilizing the proceeds of asset sales to pay off the Company's debt and marketing of the Company as a "shell".

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

At September 30, 2000 the Company has completely impaired the mineral properties, as the properties have been deemed worthless. The impairment amounted to $192,548, which was the approximate carrying value of the mining properties at the time of impairment.

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

Amortization of the full cost pool is computed using the units-of-production method based on proved reserves as determined annually by the Company and independent petroleum engineers. The provision for depletion, depreciation, and amortization on an equivalent barrel basis during fiscal years 2000 and 1999 was $2.83 and $3.07, respectively.

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

Earnings Per Share - Net loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No.128 replaces the presentation of primary and fully diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS No.128, basic EPS excludes dilution for potential common shares and is computed by dividing the net loss by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue the common stock were exercised or converted into common stock and resulted in the issuance of common stock. Basic and diluted EPS are the same in 2000 and 1999 as all potential common shares were antidilutive.

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

In October 1995, the Financial Accounting Standards Board issued a new statement SFAS No.123, "Accounting for Stock-Based Compensation". SFAS No.123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for by the fair value method. The Company has elected not to adopt the fair value accounting prescribed by SFAS No.123 for employees, but is subject to the related disclosure requirements.

(2)  UNCERTAINTY OF FUTURE OPERATIONS

The financial statements have been prepared assuming that the Company will continue as a going concern. Certain factors, discussed below, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has disposed of all of its oil and gas properties and impaired all mineral properties as of September 30, 2000. The Company's lease rental obligations for its kaolin leases are paid through December 2000. When additional rentals are due, beginning in January 2000, the Company will not have assets sufficient to make the rental payments. Likewise, the Company will not have the ability to fulfill the officers salaries and office lease obligations due to not having sufficient assets to make the payments, coupled with the inability to generate revenues.

Management determined that the Company would be more valuable, and the interests of its shareholders would be better served by the sale, reassignment, and abandonment of the Company's assets, utilizing the proceeds of assets sales to pay off the Company's debt, and marketing of the Company as a "shell". Management believes that it may obtain for the Company's shareholders a minority interest in a company with more substantial assets, operations and growth prospects. In exchange, such a merger partner will become a public company, obtain liquidity for its shares and more ready access to the capital markets.

(3)  SALE OF ASSETS:

In July 1997, the Company obtained shareholder approval to close the sale of its cement-grade Kaolin mine, including certain mineral leases and technical equipment. The Company received cash at closing of $125,000 and the purchaser executed a note which provided for installments of $50,000 in August and December of each year through August 2001 and a final installment of $125,000 in December 2001. Payments under the note are collateralized by the property and equipment conveyed to the purchaser. The Company imputed interest at 10% to arrive at the present value of the note of $454,801 on the closing date. The Company recognized a gain of $83,009 on this transaction. Management estimates that fair value of the note receivable is approximately equal to the carrying value at September 30, 1999. This note was settled in full in the year ended September 30, 2000, for receipt of $200,000 and the Company wrote off the remaining balance of $40,629.

Throughout fiscal year 2000, the Company sold its entire remaining interests in the oil and gas properties for $131,649, recognizing a gain of $100,523. At September 30, 2000, the oil and gas property balance was zero.

(4)   DEBT FINANCING:

Note Payable - At September 30, 1999, the Company had a bank line-of-credit of $100,500 with an outstanding principal balance of $21,342. The note provides for interest at prime rate plus 2% (total of 10.5% at September 30, 1999). This loan is collateralized by land that is owned by an officer and director of the Company and is guaranteed by the officer and director. The note was paid in full as of September 30, 2000.

Long-Term Debt - On April 1, 1996, the Company issued $250,000 of convertible debentures. These debentures provide for interest payments at an annual rate of 10%, payable semi-annually, and are due on April 1, 2001, but are redeemable in common stock by the Company after March 31, 1998. The debentures are convertible into the Company's common stock at the rate of one share of stock for each $0.15 of principal, which would result in the issuance of 1,666,667 common shares if so converted. In June 1996, holders of $175,000 of the debentures, of which $40,625 of debentures are held by affiliates, agreed that the Company could redeem such debentures after September 1, 1996, provided that such early redemption is effected at $0.10 per common share and the payment of six months advance interest. No such early redemption has been made to date. In 1999, the Company converted 50% of the face value of the notes into 3,125,000 of common at a conversion cost of $71,615. Management believes the fair value of the convertible debentures was approximately $125,000 at September 30, 1999. These notes were paid in full as of September 30, 2000.

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

 (5)   INCOME TAXES

The components of the net deferred tax asset and liabilities at September 30, 2000 and 1999 are as follows:

                                             2000                 1999
Deferred tax assets-
  Net operating loss carryforward        $ 1,302,000           $ 1,650,000
  Less valuation allowance                (1,302,000)           (1,620,000)
                                          __________             __________
      Net deferred tax asset                      --                30,000

Deferred tax liabilities-
  Depletion, depreciation, amortization,
  and valuation allowance for income tax
  purposes in excess of amounts for
  financial statement purposes                    --              (30,000)
                                          __________             _________

      Net deferred tax asset            $         --           $        --
                                         ===========             =========

The Company has net operating loss carryforwards at September 30, 2000 for Federal income tax reporting purposes of approximately $3,300,000. These carryforwards expire in varying amounts through 2019. The valuation allowance decreased by $452,000 during the current year mainly due to expiring net operating loss carryforwards. The utilization of the carryforwards in the future could be limited if there is a change in control of the Company.

(6)   STOCKHOLDERS' EQUITY

Preferred Stock - The Company's preferred stock outstanding is convertible into 3,584,534 shares of common stock. The preferred shares contain 2-for-1 voting rights, have a $1.00 liquidation preference and have no stated dividend rate.

Stock Issuances - During the fiscal year the Company issued 3,855,000 shares of common stock to employees and directors in exchange for services performed.

Stock Options - During 1998, the Board of Directors adopted the 1998 Nonqualified Stock Option Plan (the "1998 Plan") whereby 4,500,000 shares were reserved for issuance. The 1998 Plan provides that the exercise price of the options should be equal to the market price of the Company's common stock on the date of grant and the options expire five years after the date of grant. No options may be granted under the 1998 Plan after January 2003. No options were outstanding under this plan as of September 30, 2000.


The following is a summary of activity under the 1998 plan for the years ended September 30, 2000 and 1999:
                                                Weighted
                                                 Average
                                 Number of    Exercise Price    Expiration
                                   Shares       Per Share          Date
                                 _________    ______________    __________

Outstanding, October 1, 1998     3,473,577         .03

Granted:
  Employee                         200,000         .03            8/04
                                 _________

Outstanding, September 30, 1999  3,673,577

Cancelled:
  Consultants                     (200,000)        .03
  Employees                     (3,473,577)        .03
                                ___________
Outstanding, September 30, 2000          -           -

Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options which are granted to employees. Accordingly, no compensation cost is recognized for grants of options to employees if the exercise prices were not less than the market value of the Company's common stock on the measurement dates. If compensation cost had been determined based on the fair value at the measurement dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below.

                                      Year Ended September 30,
                                   2000                     1999
                                  _____                    ______

  Net loss:
      As reported            $ (366,676)               $   (57,744)
      Pro forma              $ (366,676)                   (63,288)
  Net loss per common share:
      As reported                 (.04)                $      (.01)
      Pro forma                   (.04)                       (.02)

The fair value of each employee option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                       Year Ended September 30,
                                   2000                      1999
                                  _____                     _____

  Expected volatility               -%                        200%
  Risk-free interest rate           -%                        6.0%
  Expected dividends                -%                          0%
  Expected terms (in years)         -                         3.0

(7)  COMMITMENTS AND CONTINGENCY

Leases - Future minimum rental payments for office facilities under the remaining terms of noncancelable leases are $750 for the fiscal year ending September 30, 2001. Net rental payments charged to expense under all operating leases amounted to $14,627 and $17,590 in 2000 and 1999, respectively.

(9)  INDUSTRY SEGMENTS AND MAJOR CUSTOMER

Segment Information - The Company conducts all of its operations within the United States, which consist principally of oil and gas exploration and production and mining. There are no sales or other transactions between these two business segments. Presented below is information concerning the Company's business segments for the years ended September 30, 2000 and 1999:










                                                 2000          1999
REVENUE:
    Oil and gas                              $   21,735     $   37,186
                                               ________      _________
                                             $   21,735     $   37,186
                                               ========      =========
OPERATING INCOME (LOSS):
    Oil and gas                              $   10,439     $   12,589
    General corporate activities               (323,175)      (168,869)
                                              _________       _________
                                             $ (312,736)    $ (156,280)
                                              =========       ==========

DEPRECIATION AND DEPLETION:
    Oil and gas                              $    1,554     $     5,972
    General corporate activities                  1,223             951
                                               ________         _______
                                             $    2,777     $     6,923
                                               =========        =======
IDENTIFIABLE ASSETS, net:
    Oil and gas                              $        -     $    32,679
    Mining                                            -         474,969
    General corporate activities                  2,538          14,120
                                              _________       _________
                                             $    2,538     $   521,768
                                              =========       =========
CAPITAL EXPENDITURES INCURRED:
    Oil and gas                              $        -     $    13,460
    Mining                                            -          27,465
    General corporate activities                  3,614             243
                                              _________       _________
                                            $     3,614     $    41,168
                                              =========       =========

(9)  DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES:

All oil and gas operations of the Company and its subsidiaries are conducted in the United States. Capitalized costs relating to oil and gas producing activities are as follows:
                                                       September 30,
                                                  2000           1999
Unproved properties not being amortized       $      -      $    11,806
Properties being amortized:
   Unproved properties                               -          118,602
   Proved properties                                 -        5,834,577
                                             _________        _________
                                                              5,964,985
Accumulated depreciation, depletion and
  amortization                                               (5,932,306)
                                            __________        _________
                                              $             $    32,679
                                            ==========        =========

There were no costs incurred in oil and gas producing activities for the years ended September 30, 2000 and 1999. At September 30, 2000, the Company had sold all of its oil and gas properties, resulting in a gain of $28,865 for the year.

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

Reserve estimates for recently drilled wells and undeveloped properties are subject to substantial upward or downward revisions after drilling is completed and a production history obtained. Hence, reserve estimates and estimates of future net revenues from production may be subject to substantial revision from year to year. Reserve information presented herein is based on reports prepared by independent petroleum engineers. There was no reserve information available at September 30, 2000, as the Company had sold all of its oil and gas properties during the year.

Set forth below is the unaudited summary of the changes in the net quantities of the Company's proved oil (bbls) and natural gas (mcf) reserves for the years ended September 30, 2000 and 1999:



                                            2000                     1999
                                       ________________       _________________
                                       (bbls)     (mcf)       (bbls)      (mcf)
                                       ______     ______      ______     ______
Proved reserves-beginning of year      11,152     16,733      11,934     30,247
    Revisions of previous estimates         -          -       1,451     (8,547)
    Sales of reserves-in-place        (10,381)   (15,221)          -          -
    Production                           (771)    (1,512)     (2,233)    (4,967)
                                       ______     ______      ______     ______
Proved reserves-end of year                 -          -      11,152     16,733
                                       ======     =======     ======    =======
Proved developed reserves:
  Beginning of year                         -          -      11,934     30,247
                                       ======    =======      ======    =======
  End of year                               -          -      11,152     16,733
                                       ======     ======      ======    =======

Standardized Measure of Discounted Future Net Cash Flows (Unaudited) - The following presentations contain no provision for estimated future income tax expenses due primarily to net operating loss carryforwards and tax credits. The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at September 30, 2000 and 1999, is as follows:
                                                      2000            1999

Future cash in-flows                             $         -     $   243,819
Future production costs                                    -        (137,058)
Future development costs                                   -               -
                                                   _________       _________
      Future net cash flows                                -         106,761

10% annual discount for estimated
  timing of cash flows                                     -        (32,093)
                                                   _________       _________
      Standardized measure of discounted
        future net cash flows                    $         -     $    74,668
                                                   =========       =========

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2000 and 1999:

                                                     2000            1999
Standardized measure of discounted future
  net cash flows at beginning of year            $    74,668     $    40,305
Sales of oil and gas produced,
  net of production costs                            (11,993)        (18,560)
Sales of reserves-in-place                           (62,675)              -
Net changes in prices and production costs                 -          50,425
Revisions of previous quantity estimates                   -          (1,532)
Accretion of discount                                      -           4,030
                                                    ________         _______
    Standardized measures of discounted future
      net cash flows at end of year              $         -     $    74,668
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

                            PART III
ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

Directors

The directors of the Company are set forth in the following table:

Name and Positions                            Served as
 Held With the Company                      Age     Director Since

John R. Parker, Chairman of the
  Board (1)                                  54      April 22, 1986

Robert E. McDonald,(2)                       72      April 22, 1986

Brian B. Spillane, President and
  Chief Executive Officer (3)                64      April 22, 1986

Milton O. Childers
  Exploration Manager                        72      April 22, 1986

Robert W. Meier (2)                          64      April 22, 1986


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

Dr. Childers was President, Treasurer, and Director of Power Resources Corporation until the merger in 1986 of Power Resources Corporation into Nova Natural Resources Corporation, and holds B.S. and M.A. degrees in geology from the University of Wyoming and a Ph.D. degree in geology from Princeton University. Dr. Childers was an independent consulting geologist in the Denver, Colorado area from 1986 to 1992 when he became the Company's Exploration Manager. He became the Vice President of Exploration of the Company in January, 1993, and in August 2000, took on the additional duties of Secretary and Treasurer.

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

No directors of the Company receive compensation as directors, although certain expenses incurred for Company business may be reimbursed. In January 2000, the Directors agreed to cancel their stock options and were issued stock for services to the Company (see "Executive Compensation").

Executive Officers

The following table sets forth the executive officers of the Company:

  Name and Officer                Age     Served as Officer Since

Brian B. Spillane
  President and Chief
  Executive Officer                64           April 1, 1989

Milton O. Childers
  Exploration Manager,
  Secretary and Treasurer          72           January 22, 1993

For an account of the business experience during at least the past five years for Messrs. Spillane and Childers, see "Directors".

ITEM 9.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of the Chief Executive Officer, the Exploration Manager, Secretary and Treasurer and the former Land Manager of the Company as of September 30, 2000, 1999, and 1998 for services in all capacities to the Company.

                      Summary Compensation Table

                                            Long Term Compensation
                              Annual
                           Compensation             Awards
    Name and                 Salary    Restricted Stock     Options
Principal Position   Year       $          Award ($)*           #

Brian B. Spillane    2000     29,800          4,050               0
     CEO             1999          0              0               0
                     1998     32,250          8,063         600,000

Milton O. Childers   2000     19,300         20,250               0
 Exploration V.P.    1999          0              0               0
                     1998     31,500          7,875         473,577

James R. Schaff      2000     17,661         22,650               0
Secretary/Treasurer  1999          0              0               0
Manager of Lands     1998     31,125          7,781         550,000


*ESOP contribution
** Mr Schaff resigned as Secretary and Treasurer in August 2000, and Dr. Childers assumed those duties.
*** All officers and directors of the Company agreed to cancel their options in January 2000. None had been exercised.

                     Issuance of Stock for Services

The Company had not paid or otherwise compensated its employees since mid-1998, except for bonuses totaling $10,000 and salary to one employee who performed work for a third party, for which the Company was paid, and then in turn paid the employee.

Nonetheless, all of the employees continued to discharge their duties. ESOP contributions cannot be made in the absence of such salaries. In January 2000, the Board of Directors issued restricted common shares to Brian B. Spillane, President, in the amount of 835,000 shares, for services and in recognition of Mr. Spillane's personal guarantee of the Company's line of credit and his providing collateral for such line of credit over the past 2 years, for which he received no compensation. Milton O Childers, Vice President of Exploration, Assistant Secretary, and Director was issued 675,000 shares of restricted common stock; James R. Schaff, Secretary, Treasurer and Manager of Lands, was issued 755,000 shares, and Mary Mernah, Controller, was issued 355,000 shares. Robert E. McDonald, Director, for services and in recognition of Mr. McDonald's personal guarantee of the Company's line of credit along with Mr. Spillane over the past 2 years, for which he received no compensation, was issued 365,000 shares. John R. Parker, Chairman and Director, in return for services to the Company, including assistance in obtaining drilling participants and participants in a financing, for which he received no compensation, was issued 345,000 shares. Robert W. Meier, in return for services to the Company for which he received no compensation, was issued 315,000 shares. The Board also granted 105,000 shares to two consultants to the Company who have worked only for out-of-pocket expenses. All of these individuals agreed to cancel the options which had been granted to them under the Company's 1998 Nonqualified Stock Option Plan. A total of 3,855,000 shares were issued, effective January 6, 2000, and a total of 3,673,577 shares underlying stock options were canceled. The Company has no stock options outstanding. Total shares outstanding on a fully-diluted basis, including the effect of conversion of the Company's Convertible Preferred stock into common stock, are 16,838,655.

                 Option Grants in Last Fiscal Year

There were no options granted in Fiscal year 2000. All employees agreed to cancel their options.

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

In January, 1998 the Board of Directors approved the Nova Natural Resources Corporation Nonqualified Stock Option Plan. A total of 4,500,000 shares of the Company's Common Stock have been reserved for issuance under the terms of the two Plans. In January 2000, all option holders agreed to cancel their options. There are none outstanding.

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

As of September 30, 1999, 597,086, 254,030 and 395,747 shares have been allocated to accounts of Messrs. Spillane, Schaff, and Childers, respectively. No other current officers or directors of Nova are currently eligible to participate in the plan. The Board of Directors directed management to terminate the plan in fiscal year 2000, and accordingly, no shares were contributed to the plan in 2000. Since there were no salaries paid in fiscal 1999, no shares were contributed to the plan in 1999. A total of 485,625 shares were contributed to the plan in 1998.

ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Principal Shareholders

The following table sets forth the only persons known to the Company, as of September 30, 2000, to own beneficially more than 5% of the Company's Common Stock, $.10 par value, or the Company's Convertible Preferred Stock, $1.00 par value, the Company's only classes of issued and outstanding voting securities. Except as otherwise noted in the footnotes to the table, each person named has sole voting and investment powers relating to his shares.

Name and Address               Amount and Nature of        Percent
of Beneficial Owner            Beneficial Ownership        of Class

Preferred Stock

Robert E. McDonald                   794,421 (1)           44.3%
P.O. Box 1022
585 North 300 West
Beaver, Utah 84713

Karen McDonald                       794,420 (2)           44.3%
2575 Corte Casitas
Carlsbad, CA 92009

Brian B. Spillane                    203,426 (5)           11.4%
PO Box 460748
Glendale, CO 80246-0748

Common Stock

Robert E. McDonald                   967,038 (1)           7.3%
P.O. Box 1022
585 North 300 West
Beaver, Utah 84713

Karen McDonald                       602,037 (2)           4.5%
2575 Corte Casitas
Carlsbad, CA 92009

James R. Schaff                    1,108,400 (3)           8.4%
PO Box 460748
Glendale, CO 80246-0748

Milton O. Childers                 1,417,931 (4)          10.7%
17939 E. Brown Place
Aurora, CO 80013

Brian B. Spillane                  1,704,276 (5)          12.9%
PO Box 460748
Glendale, CO 80246-0748

(1) The preferred and common shares are held by the REM Family Trust, in which Mr. McDonald is the Trustee. Includes options held by two officers and directors and one director of the Company to purchase an aggregate of 561,788 shares of common stock directly from Mr. McDonald, all exercisable at $.10 per share at any time on or before April 3, 2003. Includes 117,187 shares which were issued to Mr. McDonald in August 1999 upon his acceptance of an offer by the Company to cancel $9,375 of convertible subordinated debentures, and replace them with 117,187 shares of common stock and a secured note in the amount of $4,687.50. The note has been paid in full. Includes 365,000 shares issued to Mr. McDonald for services and in recognition of Mr. McDonald's personal guarantee of the Company's line of credit along with Mr. Spillane over the past 2 years, for which he received no compensation. The options to purchase 300,000 shares of common stock from the Company formerly held by Mr. McDonald have been cancelled.

(2) The preferred and common shares are held by the Karen McDonald Trust, in which Ms. McDonald is Trustee. Includes options held by two officers and one director of the Company to purchase an aggregate of 561,787 shares of common stock directly from Ms. McDonald, all exercisable at $.10 per share at any time on or before April 3, 2003. Includes 117,187 shares which were issued to Ms. McDonald in August 1999 upon her acceptance of an offer by the Company to cancel $9,375 of convertible subordinated debentures, and replace them with 117,187 shares of common stock and a secured note in the amount of $4,687.50. The note has been paid in full.

(3) Consists of 254,030 shares vested in his account under the ESOP plan. Includes 39,063 shares which were issued to Mr. Schaff in August 1999 upon his acceptance of an offer by the Company to cancel $3,125 of convertible subordinated debentures, and replace them with 39,063 shares of common stock and a secured note in the amount of $1,562.50. The note has been paid in full. Includes 755,000 shares issued to Mr. Schaff January 6, 2000 in exchange for services for which he received no compensation. The options to purchase 750,000 shares of common stock from the Company formerly held by Mr. Schaff have been cancelled.

(4) Consists of 225,154 shares owned by Mr. Childers, 4,843 shares held by Mr. Childers' wife and 395,747 shares vested under the ESOP, but does not include options to purchase 186,789 shares directly from Mr. McDonald, and options to purchase 186,788 shares from Ms. McDonald. Includes 117,187 shares which were issued to Mr. Childers in August 1999 upon his acceptance of an offer by the Company to cancel $9,375 of convertible subordinated debentures, and replace them with 117,187 shares of common stock and a secured note in the amount of $4,687.50. The note has been paid in full. Includes 675,000 shares issued to Mr. Childers January 6, 2000 in exchange for services for which he received no compensation. The options to purchase 673,577 shares of common stock from the Company formerly held by Mr. Childers have been cancelled.

(5) Consists of 597,086 shares vested in his account under the ESOP, but does not include options owned by Mr. Spillane to purchase 250,000 shares directly from Mr. McDonald, and options to purchase 250,000 shares directly from Ms. McDonald. Includes 156,248 shares which were issued to Mr. Spillane in August 1999 upon his acceptance of an offer by the Company to cancel $12,500 of convertible subordinated debentures, and replace them with 117,187 shares of common stock and a secured note in the amount of $6,250. The note has been paid in full. Includes 835,000 shares issued to Mr. Spillane January 6, 2000 in recognition of Mr. Spillane's personal guarantee of the Company's line of credit and his providing collateral for such line of credit over the past 2 years, and for services, for which he received no compensation. The options to purchase 800,000 shares of common stock from the Company formerly held by Mr. Spillane have been cancelled.


The following table shows, at September 30, 1999, the shares of the Company's outstanding Common Stock, $.10 par value (13,254,033 shares), beneficially owned by each of the officers and directors of the Company and the shares beneficially owned by all of the officers and directors as a group. Except as otherwise noted in the footnotes to the table, each person named has sole voting and investment powers related to his shares.

    Name of                 Amount and Nature of     Percent
Beneficial Owner            Beneficial Ownership     of Class

Robert E. McDonald               967,038 (1)           7.3%
Brian B. Spillane              1,704,276 (2)          12.9%
Milton O. Childers             1,417,931 (3)          10.7%
Robert W. Meier                  586,303 (4)           4.4%
John R. Parker                   423,125 (5)           3.2%

All Directors and Officers
as a group (5 persons)         5,098,673              38.5%

(1)  See note (1) of the preceding table.

(2)  See note (5) of the preceding table.

(3)  See note (4) of the preceding table.

(4) Includes 78,125 shares which were issued to Mr. Meier in August 1999 upon his acceptance of an offer by the Company to cancel $6,250 of convertible subordinated debentures, and replace them with 78,125 shares of common stock and a secured note in the amount of $3,125. The note has been paid in full. Includes 315,000 shares issued to Mr. Meier January 6, 2000 in exchange for services for which he received no compensation. The options to purchase 300,000 shares of common stock from the Company formerly held by Mr. Meier have been cancelled.

(5) Does not include options owned by Mr. Parker to purchase 125,000 shares directly from Mr. McDonald, and options to purchase 125,000 shares directly from Ms. McDonald. Includes 78,125 shares which were issued to Mr. Parker in August 1999 upon his acceptance of an offer by the Company to cancel $6,250 of convertible subordinated debentures, and replace them with 78,125 shares of common stock and a secured note in the amount of $3,125. The note has been paid in full. Includes 345,000 shares issued to Mr. Parker January 6, 2000 in return for services to the Company, including assistance in obtaining drilling participants and participants in a financing, for which he received no compensation. The options to purchase 300,000 shares of common stock from the Company formerly held by Mr. Parker have been cancelled.

The following table shows as of September 30, 2000, the shares of the Company's Common Stock which would be held by Officers and Directors, $.10 par value, assuming full conversion of the Preferred Stock, and full exercise of all options. There are no outstanding Company options. The only options held are personal options held by Messrs. Childers, Parker and Spillane from Mr. McDonald and Ms. McDonald.

    Name of                 Amount and Nature of        Percent
Beneficial Owner            Beneficial Ownership        of Class

Robert E. McDonald             1,994,091                11.8%
Brian B. Spillane              2,611,128                15.5%
Milton O. Childers             1,791,508                10.6%
Robert W. Meier                  586,303                 4.4%
John R. Parker                   673,125                 4.0%

All Directors and Officers
as a group (5 persons)         7,656,155                46.3%

If full conversion of all outstanding shares of convertible preferred stock, options, and convertible subordinated debentures occurred, the Company would have outstanding 16,838,655 shares of its Common Stock.

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

The Company received an offer from an unaffiliated third party to purchase its overriding royalty interest in the Whitney Canyon field for $4,000. The Company felt the interest was worth more, and negotiated a competing bid with the Robert E. McDonald Family Trust. The Trust agreed to pay the Company $4,900 with an effective date of the sale of August 1. Robert E. McDonald, a Director of the Company and its largest shareholder, is the Trustee of the Trust. Sale of this interest disposed of the Company's remaining oil and gas production.

The Company previously had debt outstanding in the form of Convertible Subordinated Debentures in the Principal amount of $250,000. The Company made an offer to all of the holders of its Convertible Subordinated Debentures to restructure this debt during the 1999 fiscal year, offering to exchange restricted common shares of the Corporation for 50% of the Principal Amount (i.e. $125,000), at a price per share of $.04, and to replace the other 50% of the Principal Amount with notes secured by a $125,000 installment payment relating to the sale of its kaolin mine to be received in December 2001. This offer was accepted by all of the holders of the Debentures. During fiscal 1999, Nova issued to the Debentureholders 3,125,000 common shares, notes for $125,000, and thereupon canceled its Convertible Subordinated Debentures. Having negotiated the prepayment of the promissory note whose proceeds secured payments of these notes, on January 31, 2000, the Company exercised its right to call the notes for redemption. All of the notes were redeemed. Nova's officers and Directors held $23,438 or 18.8% of the principal amount of these notes, which they acquired on identical terms as those not affiliated with the Company (see "Significant Developments During Fiscal 2000 - Redemption of Notes Outstanding").

In October 1997, the Company sold an oil and gas prospect in Wyoming to North American Resources, a subsidiary of Montana Power Company for $25,000 (55.56% of which was Nova"s interest, the balance being the interest of the Robert E. McDonald Trust. Robert
E. McDonald, a Director of the Company and its largest shareholder, is the Trustee of the Trust.) and retained an overriding Royalty interest. The prospect was not drilled, and the leases expired in December, 1997. The property was put up for auction in 1998, and North American Resources was the successful bidder for the property. Nova was granted a 4% overriding royalty interest, proportionately reduced, in any production from the property. This interest was assigned to the Robert E. McDonald Trust (1.5554% of 8/8ths) and to Nova's four employees at that time: Milton O. Childers (0.60% of 8/8ths), Brian B. Spillane ().5473% of 8/8ths), James R. Schaff (0.5473% of 8/8ths) and Mary Mernah (0.25% of 8/8ths), in recognition of the fact they had worked without salary or other compensation to make the sale to North American Resources. The property remains undeveloped, and the overrides do not generate any current income.

The Company sold its 50% working interest in a 1.25% overriding royalty interest during the fiscal year in an undeveloped gas prospect in Wyoming and a small working interest in the same general area for $38,000. The other 50% interest was held by the Robert E. McDonald Trust, which sold its interest for the same price, retaining a 1.5% of 8/8ths overriding royalty interest. The Trust funded its interest in this prospect from its own funds, independently of the Company, as it has in all prospects entered into jointly with the Company. The Company had previously assigned an overriding royalty interest in this prospect to the Company's four employees, who had worked on this prospect without salary or other compensation for several years: Milton O. Childers (1% of 8/8ths), Brian B. Spillane (0.5% of 8/8ths), James R. Schaff (0.5% of 8/8ths) and Mary Mernah (0.25% of 8/8ths). The prospect remains undeveloped and the overriding royalties do not generate any current income.

Messrs. McDonald and Spillane guaranteed and collateralized a line of credit in the amount of $100,500 on behalf of the Company during fiscal years 1999 and 2000. The Company paid the fees and interest on this loan, and it was repaid from the proceeds of the installment payments from the sale of the Company's kaolin mine received by the Company in August 1999 and in full from the proceeds of the sale of a net mineral interest in December 1999. The load facility matured on January 30, 2000, and was not renewed by the Company. Messrs. McDonald and Spillane had previously received no consideration of any kind in return for guaranteeing and collateralizing this loan facility. In January 2000, the Board granted Messrs. McDonald and Spillane shares of restricted stock as compensation for guaranteeing and collateralizing this loan facility (see "Item 9 - Executive Compensation - Issuance of Stock for Services"0.

There have been no other significant transactions between the Company and officers or directors of the Company during the fiscal year ended September 30, 2000.

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

(iii)       Report on Form 8-K date of report March 4, 1997.

(iv)        Report on Form 8-K, date of report May 5, 1997.

 (v)        Report SC 13E4, date of report June 13, 1997.

(vi)        Report on Form 8-K, date of report October 9, 1997.

(vii)       Report on Form 8-K, date of report December 29, 1999.

(viii)      Reports on Form 8-K dated March 23, 2000; April 24,
2000, June 21, 2000; July 14, 2000 and August 31, 2000.

(ix) Reports filed on Form 10-QSB for the quarterly periods ended December 31, March 31, and June 30, 2000.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Nova Natural Resources Corporation has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Denver, Colorado on this 15th day of December, 2000.

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

Signature                      Title                           Date


/s/ Robert E. McDonald        Director                   12-15-00
Robert E. McDonald

/s/ Brian B. Spillane         President, Chief           12-15-00
Brian B. Spillane             Executive Officer


/s/ Milton O. Childers        Director                   12-15-00
Milton O. Childers

/s/ John R. Parker            Chairman of                12-15-00
John R. Parker                the Board

/s/ Robert W. Meier           Director                   12-15-00
Robert W. Meier