Form 10QSB
period 2000-12-31
NOVA NATURAL RESOURCES CORP
filed 2001-02-14
CIK 792935

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 2000

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

               NOVA NATURAL RESOURCES CORPORATION

                         BALANCE SHEET
                       DECEMBER 31, 2000
                          (Unaudited)

                            ASSETS
CURRENT ASSETS:
  Cash and equivalents                   $    32,549
                                           _________
    Total current assets                      32,549

OTHER ASSETS:
  Furniture and technical equipment,
    net of accumulated depreciation
    of $48,180                                 2,213
                                             _______
    Total other assets                         2,213
                                             _______
TOTAL ASSETS                             $    34,762
                                             =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                 0
                                           _________
      Total current liabilities                    0
                                           _________

STOCKHOLDERS' EQUITY

  Convertible preferred stock, $1.00
    par value; 3,000,000 shares
    authorized; 1,792,267 shares
    issued and outstanding,
    liquidation preference $1,792,267      1,792,267
  Common stock, $.10 par value;
    300,000,000 shares authorized;
    13,254,033 shares issued and
    outstanding;                           1,325,403
  Additional paid-in capital               6,812,641
  Accumulated deficit                     (9,895,549)
                                          ___________
     Total Stockholders' equity               34,762

TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY              $    34,762
                                             =======

         See accompanying notes to these financial statements.

                 NOVA NATURAL RESOURCES CORPORATION
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                           THREE MONTHS ENDED
                                     DECEMBER 31,     DECEMBER 31,
                                         2000             1999
                                        ______           ______
REVENUES:
  Oil and gas sales                            -           10,421
                                       _________        _________
        Total revenues                         -           10,421
                                       _________        _________
COSTS AND EXPENSES:
  Oil and gas production costs                 -            2,909
  Depletion, depreciation, and
   amortization                              326            1,022
  General and administrative              26,903           39,825
                                       _________        _________
        Total costs and expenses          27,229           43,756
                                       _________        _________
OPERATING LOSS                           (27,229)         (33,335)

OTHER INCOME (EXPENSES):

  Interest income                            469            6,938
  Interest expense                             -           (3,852)
  Contract income                              -           15,656
  Gain on Forgiveness of Debt                  -           30,985
  Sale of Mineral Rights                       -           71,658
  Gain on Sale of Asset                    1,150                -
                                       _________         ________
                                           1,619          121,385
                                       _________         _________

NET INCOME(LOSS)                     $   (25,610)          88,050
                                       ==========        =========
NET INCOME(LOSS) PER SHARE
  (Basic and Diluted)                $       .00     $         .01
                                       ==========        =========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                        13,254,033        9,399,131
                                      ==========        =========

         See accompanying notes to these financial statements

                              NOVA NATURAL RESOURCES CORPORATION
                              CONDENSED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                    THREE MONTHS ENDED
                                                               DECEMBER 31,       DECEMBER 31,
                                                                  2000               1999
                                                                 ______             ______
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                                             $  (25,610)        $    88,050
  Adjustments to reconcile net income(loss) to net cash
    used by operating activities:
    Gain on sale of mineral rights                                      -             (71,658)
    Gain on forgiveness of debt                                         -             (30,985)
    Depletion, depreciation and amortization                          325               1,022
    Changes in operating assets and liabilities:
       Decrease (increase) in:
         Accounts receivable                                            -               5,518
         Prepaid expenses and other                                     -                 604
    Increase (decrease) in:
         Accounts payable                                            (994)            (25,645)
         Accrued expenses                                               -              (2,032)
                                                                _________             ________
      Net cash provided by (used in) operating activities         (26,279)            (35,126)
                                                                _________            _________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                          -              84,308
  Capital expenditures                                                  -              (3,401)
  Collection of principal on note receivable                            -              40,696
                                                                _________            _________
      Net cash provided by (used in) investing activities               -             121,603
                                                                _________            _________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable                                   -             (43,841)
  Proceeds from note payable                                            -              22,500
                                                                _________             ________
  Net cash provided by (used in) financing activities                   -             (21,341)
                                                                _________             ________

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       (26,279)             65,136
                                                                _________            ________
CASH AND EQUIVALENTS, at beginning of period                       58,828               2,363
                                                                _________            ________
CASH AND EQUIVALENTS, at end of period                        $    32,549          $   67,499
                                                                =========            ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                      $         -          $    4,898
                                                                =========            ========

                                  See accompanying notes to these financial statements.

                    NOVA NATURAL RESOURCES CORPORATION
                 Notes to Condensed Financial Statements
              Three Months Ended December 31, 2000 and 1999

(1) The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at December 31, 2000 and the results of operations for the three month period ended December 31, 2000 and 1999. Certain amounts have been reclassified for comparability with the 1999 presentation. Quarterly results are not necessarily indicative of expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended September 30, 2000, previously filed with the Securities and Exchange Commission.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                              OF OPERATIONS

     FORWARD-LOOKING STATEMENTS

     Management's discussion of anticipated future operations contains predictions and projections which may constitute forward looking statements. The Private Securities Litigation Reform Act of 1995, including provisions contained in Section 21E of the Securities Exchange Act of 1934, provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

(a) Anticipated sources of funds may be insufficient to meet the Company's working capital needs.

(b) The Company may not be able to enter into an agreement with a new partner to assist the Company in carrying its paper-grade kaolin project to the commercial feasibility stage on terms acceptable to Nova, or otherwise fund this project on an interim basis.

RESULTS OF OPERATIONS

     The Company realized a net loss for the first quarter of fiscal 2001, the three month period ended December 31, 2000 of $25,610 compared to net income of $88,050 for the same period in fiscal 2000. A $30,985 gain on forgiveness of debt, coupled with the sale of mineral rights in the amount of $71,658, both of which events were non-recurring, were responsible for the profit in the year-earlier period, and, as intended by management, left the Company with few assets.

     The Company has sold its revenue-generating assets and liquidated its debt in order to position itself to be acquired. For this reason, there were no revenues recorded in the fiscal 2001 three-month period. General and administrative costs in the fiscal 2001 quarter declined $12,922 or 32% to $26,903, compared to $39,825 in the comparable period. The Company is not paying salaries, and is carefully controlling its expenses as it prepares for its eventual acquisition. The major cost items in the general and administrative expenses for the 2001 fiscal quarter were the expenses related to the December shareholders' meeting at which shareholders approved an increase in the authorized common stock to 300,000,000 shares for purposes of issuing shares in a merger or share exchange.

     The sales volumes and average sales prices during the quarterly periods were as follows:

                                             Three Months Ended
                                       December 31,        December 31,
                                           2000                1999

Sales
  Oil (bbls)                                  0                 425
  Gas (MCF)                                   0                 556
Average Sales Price
  Oil                                   $     0             $ 20.86
  Gas                                   $     0             $  2.77


     Oil and gas production costs were eliminated for the three months ended December 31, 2000 as compared to the comparable 1999 period due to the sale of all of the Company's oil & gas properties prior to the 2000 fiscal period.

     As the result of the sale of the Company's oil and gas properties, depletion, depreciation, and amortization decreased 68% to $326 in the three months ended December 31, 2000 as compared to $1,022 in the comparable fiscal period.

     Interest income decreased to $469 in the three months ended December 31, 2000, compared to $6,938 in 1999. The decrease is due to the elimination of accrued interest on the note receivable from the 1997 sale of the Company's cement grade kaolin mine. Interest on this note is no longer recognized since the note was paid in February 2000. The Company's interest income now results solely from earnings on its cash balances, which are not large.

     Interest expense in the fiscal 2000 first quarter resulted from interest accruals on the Company's notes, and interest on the outstanding amount of the Company's line of credit. These notes were redeemed prior to the fiscal 2001 first quarter, and no such Notes remain outstanding, hence no further interest was accrued. The balance on the line of credit was fully paid prior to December 31, 1999. As a result, interest expense in the quarter decreased to zero in the three months ended December 31, 2000, compared to $3,852 in the quarter ended December 31, 1999.

     During the three months ended December 31, 1999, the Company realized $15,656 in income from outside contract work by one of its employees. There was no such income in the comparable Fiscal 2001 period and none is expected in the future. This contract income yields no net income to the Company.

     In the period ended December 31, 1999, the Company settled debts which resulted in a gain on forgiveness of debt of $30,985. In addition, taking advantage of a burgeoning gas play, the Company sold mineral rights for $71,658 during the period which it carried at no value on its books. No such items were recorded in the 2001 fiscal period. Both the debt settlement and sale of mineral rights are non-recurring events.

     Other income in the period ended December 31, 2000 consisted of $1,150 in proceeds received from the sale of two small non-producing oil and gas assets. There was no such item in the comparable fiscal 2000 period.

      CAPITAL RESOURCES-SOURCES OF CAPITAL

     Cash used by operations during the three month period ended December 31, 2000 totaled $26,279, as compared to cash used by operations of $35,126 for the same period in 1999. The decrease in cash and cash equivalents for the period was $26,279, compared to an increase in cash and cash equivalents of $65,136 in the comparable period, resulting in cash on hand at December 31, 2000 of $32,549 compared to cash on hand at December 31, 1999 of $67,499. In the first quarter of fiscal 2000, cash on hand was enhanced by the proceeds from asset sales and the collection of principal on the note receivable from the 1997 sale of the kaolin mine.

     CAPITAL RESOURCES-UTILIZATION OF CAPITAL

     For the three month period ended December 31, 2000 the Company decreased accounts payable by $994. Depletion, depreciation and amortization was $325. There was no cash flow from investing activities. In the comparable period, net cash provided by investing activities was $121,603. All funds for capital expenditures for the remainder of the year are expected to be provided from existing cash balances.

     LIQUIDITY

     At December 31, 2000, the Company's working capital totaled $32, 549 as compared to working capital of $57,834 at September 30, 2000. Liquidity for the three months ended December 31, 2000 was reduced by a reduction in accounts payable and the expenses related to the December shareholder meeting.

     Based on present cash flow projections, and in view of the Board of Directors decision to sell the Company's assets and cease its minerals operations, it is not anticipated that the Company will be required to borrow funds in fiscal 2001.

     FUTURE TRENDS

     The Company has reduced its overhead substantially over the past several years, and further reductions would be difficult to achieve without impairing the Company's ability to pursue its objectives. Management previously stated its objective to pursue those avenues which offered the best value for its shareholders, including mergers or acquisitions.

     As discussed in the Company's report on Form 10-KSB for the fiscal year ended September 30, 2000, on two seperate occasions during fiscal 2000, the Company entered into letters of intent for transactions by which the Company would issue, in exchange for the business of another entity, shares sufficient for such other entity to became the majority shareholder of the Company. In each case a definitive agreement was not executed, and neither transaction was finalized. One of these contemplated transactions
- with Torita Delaware (see description in the Company's report on Form 10-KSB for the fiscal year ended September 30, 2000) - continues to be evaluated by the Company, although neither a letter of intent nor a definitive agreement is currently effective in regard to this transaction.

     Both transactions contemplated that the Company would amend its Articles of Incorporation to increase the number of shares of its Common Stock authorized for issuance. Management believes that, similarly, an increase in the authorized shares of Common Stock will be necessary to effectuate any such transaction in the future. Accordingly, although the Company had not obtained a letter of intent or definitive agreement for such a transaction, management proposed to shareholders at a meeting held on December 15, 2000 that the shareholders vote to increase the Company's capitalization in order to facilitate any such merger or acquisition of assets. At that meeting, shareholders approved an increase in authorized shares of $0.10 par value, common stock to 300,000,000 from the 17,000,000 previously authorized. Currently there are 13,254,033 common shares outstanding, and upon conversion of the Company's outstanding convertible preferred stock to common stock, there would be 16,838,655 common shares outstanding.

     The Board of Directors has determined that it is in the best interest of the shareholders to cease operations and complete the Torita Delaware transaction, or should that transaction not be completed, to seek to complete a similar transaction on the best terms possible. Currently, the Company is conducting due diligence activities designed to determine whether to sign a definitive agreement with Torita Delaware. However, there can be no assurance that this transaction will be completed, or if completed, that the terms will be as presently contemplated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. Exhibit 27, Financial Data Schedule (Submitted only in electronic format.

     (b) Report on Form 10-KSB for the fiscal year ended September 30, 2000.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



               NOVA NATURAL RESOURCES CORPORATION


Date:   February 5, 2001               By: /s/  Brian B. Spillane
                                          Brian B. Spillane,
                                          President, Director, and
                                          Chief Executive Officer




Date:   February 5, 2001               By:  /s/   Milton O, Childers
                                           Milton O. Childers,
                                           Secretary-Treasurer