Form 10QSB
period 2001-03-31
NOVA NATURAL RESOURCES CORP
filed 2001-05-21
CIK 792935

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                        __________________

                             FORM 10-QSB
(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2001

( )  TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

       For the transition period from    N/A   to   N/A

         Commission file number    0-15078

                NOVA NATURAL RESOURCES CORPORATION
   (Exact name of small business issuer as specified in its charter)


Colorado                                         84-1227328
(State or other jurisdiction                   (I.R.S. Employer
of incorporation)                              Identification No.)


             4340 East Kentucky Avenue, Suite 418
                   Glendale, Colorado  80246
            (Address of principal executive offices)


                          (720)524-1363
                   (Issuer's telephone number)

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

______________________________________________________________________________

                     NOVA NATURAL RESOURCES CORPORATION
                              BALANCE SHEET
                           AS AT MARCH 31, 2001
                               (Unaudited)
______________________________________________________________________________



              ASSETS                             12/31/00
                                                 ________
Current

Bank                                          $    44,684
Accounts Receivable                             2,351,496
Receivable from Affiliated Parties-Note 9         654,430
Inventories - Note 2                              564,490
Prepaid Expenses and Deposits                     185,838
                                              ___________
                                                3,800,938

Capital Assets - Note 2                         2,951,639

Long term Investments - Note 4                     15,107
                                                _________

                                              $ 6,767,684
                                              ===========

              LIABILITIES

Current
Accounts Payable and Accruals                     576,690

                                               ___________
                                                  576,690

    SHAREHOLDERS' EQUITY AND ACCUMULATED
                   SURPLUS

Convertible Preferred Stock - Note 5                    0
Common Stock                                   23,305,975
Additional paid in capital - Note 5           (19,462,140)
Accumulated Surplus                             2,347,159
                                              ___________
                                                6,190,994
                                              ____________
                                              $ 6,767,684
                                              ============

   See the accompanying notes to these condensed financial statements

______________________________________________________________________________

                  NOVA NATURAL RESOURCES CORPORATION
            STATEMENT OF OPERATIONS AND ACCUMULATED SURPLUS
        FOR THE PERIOD FROM FEBRUARY 28, 2001 TO MARCH 31, 2001
                          (Unaudited)
______________________________________________________________________________



                                                3/31/2001            3/31/2000
                                                   ________           _________
Manufacturing Revenue                          $ 1,392,432        $   2,496,180

Less Cost of Sales                              (1,160,712)          (2,038,790)
                                               ________________________________

Gross Margin                                       231,720              457,390

Expenses:
Administrative                                     128,769               42,121
Financial and Selling                               16,609               32,888
                                               ________________________________
                                                   145,378               75,009

Other Income (Expenses)

  Sub-Contracts                                    (49,306)              11,413

                                               ________________________________
Net Income for the period                      $     37,036       $     393,794

                                               ================================

Net Income Per Share (Basic and Diluted)       $       0.00       $       (0.02)
                                               =================================

Weighted Average Shares Outstanding             233,059,751          20,000,000
                                               ================================

   See the accompanying notes to these condensed financial statements

_______________________________________________________________________________

                    NOVA NATURAL RESOURCES CORPORATION

                          STATEMENT OF CASH FLOW
           FOR THE PERIOD FROM FEBRUARY 28, 2001 TO MARCH 31, 2001
                              (Unaudited)
________________________________________________________________________________



                                                     3/31/01             3/31/00
                                                     ________           _________
Cash Provided by(used in):

Operating Activities
   Cash from Operations                          $     37,036        $    393,794
   Adjustments to reconcile net income(loss)
    to net cash used by operating activities:

     Depletion, Depreciation and Amortization         104,191              99,023

     Changes in operating assets and liabilities:
        Accounts Receivable                           238,030            (783,557)
        Prepaid Expenses and Other                    (61,121)            (48,740)
        Inventory                                       6,510             (53,544)
        Accounts Payable and Accruals                 136,469             393,313
                                                  _______________________________
                                                      461,115                 289

Investing Activities
     Recapitalization of Equity                        20,262                   0
                                                    _______________________________

Financing Activities

   Receivable from Affiliated Party                  (469,789)                  0

                                                  _______________________________


Increase(Decrease) in Cash during the year             11,588                 289

Cash and Equivalent - beginning of period              33,096               1,305
                                                  _______________________________

Cash and Equivalent - end of period               $    44,684        $      1,594

   See the accompanying notes to these condensed financial statements

_________________________________________________________________

                NOVA NATURAL RESOURCES CORPORATION

                NOTES TO THE FINANCIAL STATEMENTS
        FOR THE PERIOD FROM FEBRUARY 1, 2001 TO MARCH 31, 2001

_________________________________________________________________

1.  Nature of Business

  On February 27, 2001, Nova Natural Resources Corporation issued 213,249,672 of its common shares to acquire the net assets of Torita Donghao LLC, a Delaware corporation, with assets located in the city of Zhuhai in the People's Republic of China. An additional 2,971,512 common shares was issued along with cash of $4,500 to pay a finder's fee. The merger resulted in the owners and management of Torita Donghao LLC having total operating control of the combined corporation after this business combination.

  For accounting purposes, this business combination has been accounted for as a "reverse acquisition" with no goodwill or other intangibles being recorded. All the cost of acquisition has been expensed.

  The unaudited balance sheet includes all the assets, liabilities and equity of the combined corporations as at March 31, 2001. Similarly, the unaudited statements of operations and cash flow for the period from February 28, 2001 to March 31, 2001 show the combined financial results of the both corporations after the reverse acquisition. The comparative figures for the period from December 31, 1999 to March 31, 2000, however, show the financial results of only Torita Donghai LLC, formerly operating as Donghao Computer Enterprises
  Co. Ltd.

2.  Summary of Significant Accounting Policies

a.  Inventories
    Inventories are stated at the lower of cost and market, cost being determined under the first-in, first-out method.

b.  Capital Assets

    Capital assets are stated at cost. Amortization is provided at rates which are designed to write off the assets over their estimated useful lives.

c.  Foreign Currency Translation

    The functional cirrency of the corporation's foreign operations were recorded in the currency of the People's Republic of China ($RMB). Assets and liabilities of the corporation are translated into the U.S. dollars at exchange rates in effect at the balance sheet date, while income and expenses are translated at the average exchange rate during the year.

d.  Revenue Recognition

    Product sales are recognized upon shipment provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed and determinable and collectibility is considered probable. An allowance for sales return is recorded at the time revenue is recognized based on the corporation's historical experience.

3.  Comparative Figures

    Some of the comparative figures have been restated to conform to the current year's financial statement presentation.

4.  Long Term Investments

    The long term investments represents a 50% interest in Torita Corporation Ltd. - Cosmetic Division. The investment has been accounted for using the Equity method, whereby, the investment was initially recorded at cost and the carrying value adjusted thereafter to include the post acquisition earnings.


5.  Shareholders' Equity

Convertible preferred stock, $1.00 par
  value; 5,000,000 shares authorized;
  none issued and outstanding                                 0

Common stock $0.10 par value; 300,000,000
  shares authorized; 233,059,751 shares
  issued and outstanding                             23,305,975
Additional paid-in capital from recapitalizaton     (19,462,140)
                                                   ____________
                                                   $  3,843,835

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

(b) The Company may not be able to attain the level of sales of its products it has been able to achieve in the past. Sales of electronic products which are manufactured by the Company -- Television sets, DVD equipment, Computers and Computer Monitors -- all are subject to fluctuations in both demand and in price dependent on the strength of the economies into which these products are sold. Forecasting the strength of these markets and the Company's ability to maintain or increase market share is difficult at best. Electronic technology changes rapidly, and the manufacture and sale of these products is very competitive. The Company competes with many companies, most of which are considerably larger. The Company also manufactures products on an OEM basis for several large electronics manufacturers, and the level of such sales is dependent on the ability of those companies to market their brand-name products, an ability over which the Company has no control.

(c) If China is accepted into the World Trade Organization ("WTO"), the Company will be positioned to expand its market area, which is currently Southeast Asia and the Middle East. At the present time, it cannot be determined whether China will be accepted into the WTO, when this will occur, or what effect it will actually have on the Company's business and operations.

(d) The Company plans to expand and diversify its business through the acquisition of profitable high growth emerging companies engaged in businesses which may differ considerably from those in which the Company is presently engaged. It may not be successful in acquiring such companies, or if successful, may be unable to continue to maintain or grow those acquired entities.

SIGNIFICANT CHANGE IN THE COMPANY'S BUSINESS
     On February 27, 2001, the Company closed a transaction pursuant to the terms of an Asset Purchase Agreement dated February 9, 2001 (the "Agreement") with TORITA DONGHAO LLC ("Torita Delaware"), a Delaware Corporation, by which Torita Delaware acquired control of the Company.

     Torita Delaware manufactures, markets, and sells electronic equipment, including computer hardware, computer monitors, television sets, internet access devices for use with TV sets, digital video devices (DVD's) and related equipment. Torita Delaware's products are marketed in southeast Asia. Its production facilities occupy 128,000 square feet in Zhuhai City in the People's Republic of China ("PRC") and include six manufacturing lines with an annual production capacity of approximately 1 million PC's, 1 million DVD devices and
200,000 TV sets.   Torita Delaware was formed by the spin-off of two
divisions of the Torita Group of the PRC. Torita Group is a large, diversified company with over ten years of operating history in China.

     Management intends that the business operations of the Company will continue to be those of Torita Delaware prior to the Closing.
The Company does not presently intend to operate in any of the business areas in which it operated prior to Closing. Shareholders will be asked to approve a change in the name of the Company to Nova International Corporation at the next shareholders' meeting to mor clearly reflect the international nature of the Company's operations and the fact that it is no longer in the natural resources business.

	The financial statements in this report reflect the effect of this transaction, accounted for as a reverse acquisition using the equity method of accounting (see Notes to Condensed Financial Statements). The Company's fiscal year has been changed from a September 30 year to a calendar year, which is consistent with the fiscal period of the entities acquired.

RESULTS OF OPERATIONS

     The Company realized net income for the three month period ended March 31, 2001 of $37,036 on manufacturing revenue of $1,392,432 compared to net income of $393,794 on manufacturing revenue of $2,496,180 for the comparable 2000 period. This is a decrease of $356,758 or 91% in net income and a decrease in revenue of $1,103,748 or 44%. The Company's secured a large purchase order from a major customer during the quarter, but the customer requested that the Company not ship pursuant to that order until the second half of the fiscal year. Nevertheless, the Company incurred considerable costs relating to that order, which negatively impacted profits since they were not accompanied by revenues from the sale of the products. Although this deferral of shipments is expected to adversely affect sales and profits during the first half of the 2001 fiscal year, the Company expects it to be a non-recurring event.

     Cost of sales decreased $878,078 or 43% to $1,160,712 from $2,038,790, resulting in a gross margin of $231,720 in the 2001 period, a decrease of $225,670 or 49% compared to a gross margin of $457,390 in the 2000 fiscal period. Gross margin as a percent of manufacturing revenue decreased to 16.6% from 18.3% in the comparable period. The reduction in cost of sales paralleled the reduction in sales revenues. Margins were adversely affected since certain costs are on-going regardless of the levels of sales attained.

     Administrative expenses increased $86,648 or 206% to $128,769 for the three month period compared to $42,121 for the three month period ending March 31, 2000.. The increase in administrative expenses resulted from the spin-off of the Company's operations from Torita Group. In the previous fiscal period, administrative expenses were spread over all of Torita Group's diversified operations, resulting in an economy of scale. In addition, due to the Company's rapidly increasing sales performance during the previous fiscal year, the Company increased its staff to handle the increased level of business.

     Financial and selling expenses decreased 49% in the 2001 fiscal period to $16,609 from $32,888 in the comparable three-month period. This directly reflects the lower level of sales in the 2001 fiscal quarter.

     The Company incurred a loss of $49,306 on sub-contracts in the three months ended March 31, 2001 compared to income of $11,413 in the comparable period. The Company was unable to price this work at a level which recovered its costs, but nevertheless fulfilled its commitment.

CAPITAL RESOURCES-SOURCES OF CAPITAL

	The Company's primary sources of cash flow during the three months ended March 31, 2001 were operating income and depletion, depreciation, and amortization. Cash and cash equivalents for the period increased $11,588, resulting in cash on hand at March 31, 2001 of $44,684 compared to cash on hand at March 31, 2000 of $1,594.


CAPITAL RESOURCES-UTILIZATION OF CAPITAL

	For the three months ended March 31, 2001 the Company decreased accounts receivable by $238,030 and decreased accounts payable by $136,469. In the comparable period, accounts receivable increased $783,557 and accounts payable decreased $393,313. Prepaid expenses in the fiscal 2001 three-month period increased $61,121 compared to an increase of $48,740 in the comparable period. Inventory in the 2001 period decreased $6,510 compared to an increase of $53,544 in the earlier period. Cash provided by investing activities was $20,262, from the recapitalization of equity. No cash was provided by investing activities in the comparable period. $316,859. Cash used in financing activities in the fiscal 2001 three-month period, all represented by receivables from affiliated parties, was $469,789. In the comparable period, no cash was either provided by nor used in investing activities
 . Funds for capital expenditures for the remainder of the year are expected to be provided from operations, from bank financing, from the sale of securities on a limited basis, and from existing cash balances.

LIQUIDITY

	At March 31, 2001, the Company's working capital totaled $3,238,748 as compared to working capital of $3,062,759 at December 31, 2000. Liquidity for the three months ended March 31, 2001 was provided by operating income, depreciation, depletion and amortization, the collection of accounts receivable, and a reduction in accounts payable and accruals. However, liquidity was reduced by an increase in prepaid expenses and an increase in receivables from affiliated parties.

CHANGE IN CONTROL

	On February 27, 2001, the Company closed a transaction pursuant to the terms of an Asset Purchase Agreement dated February 9, 2001
(the "Agreement") with TORITA DONGHAO LLC ("Torita Delaware"), a
Delaware Corporation, by which Torita Delaware acquired control of the Company.

	Effective at Closing, all of Nova's officers and directors, except Brian B. Spillane, resigned, as contemplated by the Agreement. Edward T. S. Chan, CEO of Torita Delaware, thereupon was named President, Treasurer and a Director of the Company. Mr. Spillane resigned as President, but remains a Director of the Company, and was appointed its Secretary. Messrs. Chan and Spillane currently are the only directors of the Company, but management anticipates that other nominees of Torita Delaware will be appointed as directors.

	Upon effectuation of the Agreement, Torita Electronic (Hong
Kong) Ltd. holds 138,612,287 shares of the Registrant's $0.10 par value common stock, 59.5% of the total common shares issued and outstanding, and therefore is the new controlling shareholder of the Company. Affiliates of Torita Delaware control an additional 32% of the issued and outstanding shares. The consideration used to obtain such control was the acquisition by the Company of 100% of the business and operating assets of Torita Delaware.

	Brian B. Spillane was asked by Torita Delaware to continue as a Director and agreed to do so. This request was not a requirement for approval of the transaction by the Company's former Board of Directors.

	Warrants representing 1.5% of the total issued and outstanding common stock of the Company after the transaction were issued to former Nova management as part of the transaction. The warrants are subject to an agreement which, under certain circumstances, would result in registration of the shares underlying the warrants.

	The Company acquired 100% of the business and operating assets of Torita Delaware in exchange for 213,249,672 of its $0.10 par value common shares. 2,971,512 shares and a cash consideration were paid at the Closing to Focus Tech Investments, Inc., which acted as a finder in the transaction. All shares issued at the Closing are restricted.

	In determining the amount of the consideration, the Company's Board of Directors considered the Company's limited financial resources prior to the transaction, the Company's inability to attract industry partners to fund and operate the Company's principal assets, the general economic conditions of the industries in which the Company operated, and management's determination that the Company could not operate profitably because of a lack of capital from operations and other sources.

	Management concluded that the Company would be more valuable, and the interests of its shareholders would be better served, by the sale, reassignment, and abandonment of the Company's assets and marketing of the Company as a "shell". In this fashion, management believed that it could obtain for the Company's shareholders a minority interest in a company with more substantial assets, operations and prospects. In exchange, such a merger partner would become a public company, obtain liquidity for its shares, and gain more ready access to capital markets. The Company's Directors concluded that Torita Delaware met all of these criteria, based on its assets, earnings, and growth prospects, particularly in the geographical region in which it operates. As part of its due diligence activities, the then-President of the Company, accompanied by the Company's largest shareholder and a second large shareholder traveled to China, inspected the facilities and assets to be acquired, and met the personnel responsible for Torita Delaware's operations. The Company also relied on the Finder to advise the Company as to the best terms obtainable for this type of transaction.

	All of Nova's outstanding convertible preferred stock was converted into common stock at the Closing. The previous Nova shareholders hold 16, 838, 567 shares, the majority of which are subject to a Stock Transfer Restriction Agreement with a 12-month term which limits the number of shares which can be sold in any one month. The Company now has a total of 233,059,751 common shares outstanding.

	The business operations of the Company will continue to be those of Torita Delaware prior to the Closing. The Company does not presently intend to operate in any of the business areas in which it operated prior to Closing.

	Although the Company's primary business is electronics manufacture, Nova also holds a 50% interest in the Cosmetics Division of Torita Corporation Ltd. This business is currently not profitable. The effect on the Company's earnings has not been significant.

FUTURE TRENDS

	Torita Delaware (now Nova), doing business as Torita Electronics (Hong Kong) Ltd. has a contract with the State Planning Authority for Agriculture of the PRC to exclusively manufacture, supply and manage what is expected to be the largest Intranet service in China, ultimately reaching 1,100,000 farming communities, representing approximately 25% of the population of the PRC. It is estimated this contract will be fully completed over a seven-year period, in approximately equal increments each year.

	Torita Electronics will act as business manager and advisor to build the network, and will supply the hardware. Torita Electronics also has a right of first refusal to acquire an interest in the Intranet itself. This project is intended to establish a mammoth information database for agricultural commodities, technologies, and distribution. It will also promote popularization of agricultural technical knowledge and general education, and facilitate the exchange of agricultural goods and raw materials through the Intranet. Torita Electronics has licensing agreements with IPC Corporation LTD (a Singapore -listed Corporation) and Infomatec AG of Germany, both of which will provide technical support. Infomatec will also provide access to the JAVA Network Technology developed by Infomatec. Torita Electronics has begun to manufacture the equipment and is commencing implementation of the network in the initial sites selected. Torita Electronics' goal is to have approximately 150,000 sites fully operational within 12 months. There can be no guarantee that this goal will be attained, or that this project, if completed, will be profitable for the Company.

	The Company believes there is currently a 'window of opportunity' to acquire other profitable companies based in the PRC which wish to attain multi-national status and achieve a listing of its shares in the United States. Accordingly, Nova is discussing with various such companies the possibility of exchanging shares of Nova for the assets and/or shares of these companies. These discussions have not yet resulted in the signing of a Letter of Intent with any such company, and it cannot be determined when, or if, a Letter of Intent might be signed, or if signed, whether the transaction contemplated will be successfully completed. However, it is Management's intent to pursue such opportunities if, in our judgment, such transactions would be in the best interests of the shareholders.

	The Company's electronics manufacturing operations tend to be cyclical from quarter to quarter within a given fiscal year. The level of profit or loss during any one fiscal quarter is not necessarily indicative of the results which will be attained for the fiscal year as a whole. The Company expects the slowdown which it experienced during the first fiscal quarter -- which resulted from essentially non-recurring events -- will also affect results during the second quarter, but sales during the second half of the fiscal year should be strong, as product shipments against the Company's order backlog gain momentum.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	(a) Exhibits: Exhibit 27, Financial Data Schedule (Submitted only in electronic format).

	(b)  Reports on Form 8-K dated February 15, 2001 and
             February 27, 2001 (including an amendment of the February 27 filing).

        (c)  Form 12b-25, Notification of Late filing dated May 15,
             2001.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                NOVA NATURAL RESOURCES CORPORATION


Date:   May 20, 2001            By:/s/Edward T. S. Chan
                                _______________________
                                Edward T. S. Chan,
                                President and Director


Date:   May 20, 2001     	By: /s/  Brian B. Spillane
                         	__________________________
                                Brian B. Spillane,
                         	Secretary and Director