Form 10QSB/A
period 2001-03-31
NOVA NATURAL RESOURCES CORP
filed 2001-05-30
CIK 792935

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                        __________________

                           FORM 10-QSB/A
(Mark One)

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
      $0.10 par value common:  233,059,751
      $1.00 par value Convertible Preferred stock:  None

  Transitional Small Business Disclosure Format  (Check One):
     Yes     ;   No  X

______________________________________________________________________________

                     NOVA NATURAL RESOURCES CORPORATION
                              BALANCE SHEET
                              MARCH 31, 2001
                               (Unaudited)
______________________________________________________________________________



              ASSETS
Current

Bank                                          $    44,684
Accounts Receivable                             2,351,496
Receivable from Affiliated Parties-               654,430
Inventories - Note 2                              564,490
Prepaid Expenses and Deposits                     185,838
                                              ___________
                                                3,800,938

Capital Assets - Note 2                         2,951,639

Long term Investments - Note 4                     15,107
                                                _________

                                              $ 6,767,684
                                              ===========

              LIABILITIES

Current
Accounts Payable and Accruals                     576,690

                                               ___________
                                                  576,690

    SHAREHOLDERS' EQUITY AND ACCUMULATED
                   SURPLUS

Convertible Preferred Stock - Note 5                    0
Common Stock - Note 5                          23,305,975
Additional paid in capital - Note 5           (19,462,140)
Accumulated Surplus                             2,347,159
                                              ___________
                                                6,190,994
                                              ____________
                                              $ 6,767,684
                                              ============

   See the accompanying notes to these condensed financial statements

______________________________________________________________________________

                  NOVA NATURAL RESOURCES CORPORATION
                       STATEMENT OF OPERATIONS
                          (Unaudited)
______________________________________________________________________________


                                                 For the three months ended
                                                          March 31,
                                                    2001                2000
                                                   ________           _________
Manufacturing Revenue                          $ 1,392,432        $   2,496,180

Less Cost of Sales                              (1,160,712)          (2,038,790)
                                              ________________________________

Gross Margin                                       231,720              457,390

Expenses:
Administrative                                     128,769               42,121
Financial and Selling                               16,609               32,888
                                             ________________________________
                                                   145,378               75,009

Other Income (Expenses)

  Sub-Contracts                                    (49,306)              11,413

                                               ________________________________
Net Income for the period                      $     37,036       $     393,794

                                               ================================

Net Income Per Share (Basic and Diluted)       $          *       $           *
                                               =================================

Weighted Average Shares Outstanding             233,059,751         233,059,751
                                               ================================
* Less than $0.01 per share

   See the accompanying notes to these condensed financial statements

_______________________________________________________________________________

                    NOVA NATURAL RESOURCES CORPORATION

                          STATEMENT OF CASH FLOW
                               (Unaudited)
________________________________________________________________________________


                                                       For the three months ended
                                                              March 31,
                                                     2001                  2000
                                                     ________           _________
Cash Provided by(used in):

Operating Activities
   Cash from Operations                          $     37,036        $    393,794
   Adjustments to reconcile net income(loss)
    to net cash used by operating activities:

     Depletion, Depreciation and Amortization         104,191              99,023

     Changes in operating assets and liabilities:
       Decrease(Increase) in:
        Accounts Receivable                           238,030            (783,557)
        Prepaid Expenses and Other                    (61,121)            (48,740)
        Inventory                                       6,510             (53,544)
        Accounts Payable and Accruals                 136,469             393,313
                                                  _______________________________
                                                      461,115                 289

Investing Activities
     Recapitalization of Equity                        20,262                   0
                                                    _______________________________

Financing Activities

   Receivable from Affiliated Parties                (469,789)                  0

                                                  _______________________________


Increase(Decrease) in Cash during the period           11,588                 289

Cash and Equivalent - beginning of period              33,096               1,305
                                                  _______________________________

Cash and Equivalent - end of period               $    44,684        $      1,594

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

LIQUIDITY

	At March 31, 2001, the Company's working capital totaled $3,224,248 as compared to working capital of $3,062,759 at December 31, 2000. Liquidity for the three months ended March 31, 2001 was provided by operating income, depreciation, depletion and amortization, the collection of accounts receivable, and a reduction in accounts payable and accruals. However, liquidity was reduced by an increase in prepaid expenses and an increase in receivables from affiliated parties.

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