Form 10QSB
period 2001-06-30
NOVA NATURAL RESOURCES CORP
filed 2001-08-14
CIK 792935

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                        __________________

                           FORM 10-QSB/A
(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2001

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
      $0.10 par value common:  233,059,751
      There are no shares of the issuer's preferred stock outstanding

  Transitional Small Business Disclosure Format  (Check One):
     Yes     ;   No  X

______________________________________________________________________________

                     NOVA NATURAL RESOURCES CORPORATION
                              BALANCE SHEET
                           AS AT JUNE 30, 2001
                               (Unaudited)
______________________________________________________________________________



              ASSETS
                                              06/30/01        06/30/00
                                              ________        ________
Current
Bank                                          $   14,745      $   33,627
Accounts Receivable                            2,468,243       3,647,104
Receivable from Affiliated Parties               654,430               0
Inventories - Note 2                             580,222       1,142,072
Prepaid Expenses and Deposits                    181,134         178,318
                                              __________      __________
                                               3,898,774       5,001,121

Capital Assets - Note 2                        2,856,566       3,078,339

Long term Investments - Note 4                    98,132               0
                                              __________      __________
                                               6,853,472       8,079,460
                                              ==========      ==========

           LIABILITIES

Current
Accounts Payable and Accruals                    354,780       1,630,127
                                              __________      __________

SHAREHOLDERS' EQUITY AND ACCUMULATED
          SURPLUS

Convertible Preferred Stock - Note 5                   0               0
Common Stock - Note 5                         23,305,975       3,155,340
Additional paid in capital - Note 5          (19,462,140)              0
Accumulated Surplus                            2,654,857       3,293,993
                                             ___________       _________
                                               6,498,692       6,449,333

                                            $  6,853,472     $ 8,079,460
                                            ============     ===========

      See the accompanying notes to these condensed financial statements

______________________________________________________________________________

                  NOVA NATURAL RESOURCES CORPORATION
                       STATEMENT OF OPERATIONS
                          (Unaudited)
______________________________________________________________________________



                                               Three Months Ended              Six Months Ended
                                             June 30,       June 30,        June 30,      June 30,
                                               2001           2000            2001          2000
                                             ________       ________        ________      ________

Manufacturing Revenue                        $ 1,255,212    $ 2,580,920     $2,647,644    $5,077,100

Less Cost of Sales                               932,448      2,148,502      2,093,160     4,187,292
                                             ___________    ___________     __________    __________

Gross Margin                                     322,764        432,418        554,484       889,808

Expenses:

  Administrative                                  74,619         50,260        203,388        92,381
  Financial and Selling                            9,430         28,740         26,039        61,828
                                                  ______         ______        _______        ______
                                                  84,049         79,000        229,427       154,009

Other Income:

Sub-Contracts                                     68,983          6,202         19,677        17,615
                                                  ______          _____         ______        ______

Net Income for the period                    $   307,698    $   359,620    $   344,734     $ 753,414
                                             ===========    ===========    ===========     =========

Net Income Per Share
 (Basic and Diluted)                         $         *    $         *    $         *     $       *
                                             ===========    ===========    ===========     =========

Weighted Average Shares
  Outstanding                                233,059,751    233,059,751    233,059,751     233,059,751

                                             ===========    ===========    ===========     ===========
* Less than $0.01 per share

      See the accompanying notes to these condensed financial statements

________________________________________________________________________________
                    NOVA NATURAL RESOURCES CORPORATION

                          STATEMENT OF CASH FLOW
          FOR THE PERIOD FROM JANUARY 31, 2001 TO JUNE 30, 2001
                               (Unaudited)
________________________________________________________________________________


                                                     06/30/01           06/30/00
                                                     ________           _________
Cash Provided by(used in):

Operating Activities
   Cash from Operations                          $     344,734        $    753,415
   Adjustments to reconcile net income(loss)
    to net cash used by operating activities:

     Depletion, Depreciation and Amortization         199,264              254,970

     Changes in operating assets and liabilities:
       Decrease(Increase) in:
        Accounts Receivable                           121,283          (2,843,146)
        Prepaid Expenses and Other                    (56,417)           (165,818)
        Inventory                                      (9,222)           (620,830)
        Accounts Payable and Accruals                 (85,441)          1,178,044
                                                  _______________________________
                                                      514,201          (1,443,365)

Investing Activities
     Recapitalization of Equity                        20,262                   0
     Long Term Investments                            (83,025)                  0
     Acquisition of Capital Assets                          0          (1,402,718)
                                                    _______________________________
                                                      (62,763)         (1,402,718)

Financing Activities

   Receivable from Affiliated Parties                (469,789)          2,878,405
                                                  _______________________________


Increase(Decrease) in Cash during the period          (18,351)             32,322

Cash and Equivalent - beginning of period              33,096               1,305
                                                  _______________________________

Cash and Equivalent - end of period               $    14,745        $     33,627
                                                  ===============================

   See the accompanying notes to these condensed financial statements

_________________________________________________________________

                NOVA NATURAL RESOURCES CORPORATION

                NOTES TO THE FINANCIAL STATEMENTS
             SIX MONTHS ENDED JUNE 30, 2001 AND 2000
_________________________________________________________________

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

  The unaudited balance sheet includes all the assets, liabilities and equity of the combined corporations as at June 30, 2001. Similarly, the unaudited statements of operations and cash flow for the period from January 1 to June 30, 2001 show the combined financial results of the both corporations after the reverse acquisition. The comparative figures for the period from January 1, 2000 to June 30, 2000, however, show the financial results of only Torita
  Donghai LLC, formerly operating as Donghao Computer Enterprises
  Co. Ltd.

2.  Summary of Significant Accounting Policies

a.  Inventories

    Inventories are stated at the lower of cost and market, cost being determined under the first-in, first-out method.

b.  Capital Assets

    Capital assets are stated at cost. Amortization is provided at rates which are designed to write off the assets over their estimated useful lives.

c.  Foreign Currency Translation

    The functional currency of the corporation's foreign operations were recorded in the currency of the People's Republic of China ($RMB). Assets and liabilities of the corporation are translated into the U.S. dollars at exchange rates in effect at the balance sheet date, while income and expenses are translated at the average exchange rate during the year.

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

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  FORWARD-LOOKING STATEMENTS

	Management's discussion of anticipated future operations contains predictions and projections which may constitute forward looking statements. The Private Securities Litigation Reform Act of 1995, including provisions contained in Section 21E of the Securities Exchange Act of 1934, provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

(a) Present and anticipated sources of funds may be insufficient to meet the Company's working capital needs. In prior years, the Company's manufacturing operations were able to utilize the credit of a much larger parent company to finance its working capital needs. Since these operations are no longer associated with that parent company, the credit facilities of the parent are no longer available, and it is more difficult and not always possible for the Company's manufacturing operations to secure adequate financing to support the level of sales the Company is capable of attaining.

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

     The business operations of the Company have continued to be those of Torita Delaware prior to the Closing. The Company does not operate in any of the business areas in which it operated prior to Closing. Shareholders will be asked to approve a change in the name of the Company to Nova International Corporation at the next shareholders' meeting to more clearly reflect the international nature of the Company's operations and the fact that it is no longer in the natural resources business.

	The financial statements in this report reflect the effect of this transaction, accounted for as a reverse acquisition using the equity method of accounting (see Notes to Condensed Financial Statements). The Company's fiscal year has been changed from a September 30 year to a calendar year, which is consistent with the fiscal period of the entities acquired.

RESULTS OF OPERATIONS

     The Company realized net income for the three month and six month period ended June 30, 2001 of $307,698 and $344,734 on manufacturing revenues of $1,255,212 and $2,647,644, respectively.
In the comparable three month period ended June 30, 2000, the Company realized net income of $359,620 on manufacturing revenues of $2,580,920. Net income decreased $51,922 or 14.4% in the 2001 fiscal three months and $408,680 or 54% in the fiscal 2001 six months compared to the equivalent fiscal 2000 periods.

     The Company's manufacturing revenues declined 51% in the three-month period and 48% in the six month period due to a change in the Company's method of doing business with most of its customers. Historically, the Company purchased all or almost all of its raw materials to fulfill orders. The Company now requires its customers to supply the bulk of the raw materials needed to manufacture products for these customers. This reduces the Company's working capital requirements and allows the Company to concentrate its efforts on what it knows best - manufacturing.

     Cost of sales for the three month period ended June 30, 2001 decreased $1,216,054 or 57% to $932,448 from $2,148,502 in the three months ended June 30, 2000, resulting in a gross margin of $322,764 in the 2001 period, a decrease of $109,654 or 25% compared to a gross margin of $432,418 in the 2000 fiscal period. However, gross margin as a percent of manufacturing revenue increased to 26% from 17% in the comparable period. Cost of sales for the six month period ended
June 30, 2001 decreased $2,094,132 or 50% to $2,093,160 from $4,187,292 in the six months ended June 30, 2000, resulting in a gross margin of $554,484 in the 2001 period, a decrease of $335,324 or 38% compared to a gross margin of $889,808 in the 2000 fiscal period. Gross margin as a percent of manufacturing revenue increased to 21% from 18% in the comparable period. The increase in margins resulted from the Company's new policy of requiring most of its customers to supply the bulk of the raw materials for the manufacture of their products. This policy was implemented chiefly during the second quarter, and chiefly impacted results for that quarter, during which gross margins increased 57% to 26% from 17%.

     The deferral of shipments experienced by the Company during the first quarter of the fiscal year eased during the second quarter. In the comparable fiscal periods, the Company had access to the credit facilities of its parent company, but since it is no longer associated with that company, those credit facilities are no longer available, thus increasing the Company's working capital needs. As the Company's working capital increases, and it develops its own credit facilities, this will have little or no effect on its operations.

     Administrative expenses increased $24,359 or 48% to $74,619 for the three month period ended June 30, 2000. For the six month period ended June 30, 2001, administrative expenses increased $111,007 or 120% to $203,388 compared to $92,381 for the six month period ended June 30, 2000. The increase in administrative expenses primarily resulted from the spin-off of the Company's operations from Torita Group. In the previous fiscal period, administrative expenses were spread over all of Torita Group's diversified operations, resulting in an economy of scale.

     Financial and selling expenses decreased $19,310 or 67% in the 2001 three month period to $9,430 from $28,740 in the comparable three-month period. In the six month period ended June 30, 2001, financial and selling expenses decreased $35,789 or 58% to $26,039 from $61,828 in the six months ended June 30, 2000. The decrease in these expenses reflects both the lower level of sales and more effecient operating procedures.

     The Company had income of $68,983 on sub-contracts in the three months ended June 30, 2001 compared to income of $6,202 in the comparable period. In the six month period ended June 30, 2001, the Company had sub-contract income of $19,677, compared to income on sub-contracts of $17,615 in the fiscal 2000 six month period. The Company was able to price this work in the second quarter at a level which recovered its costs and provided an adequate operating margin, reversing a loss on sub-contract work it experienced in the first quarter.

CAPITAL RESOURCES-SOURCES OF CAPITAL

     The Company's primary sources of cash flow during the three months ended June 30, 2001 were operating income and depletion, depreciation, and amortization, and a decrease in accounts receivable Cash and cash equivalents for the period decreased $18,351, resulting in cash on hand at June 30, 2001 of $14,475 compared to cash on hand at June 30, 2000 of $33,627. During the three months ended June 30, 2001, the Company arranged for most of its customers to procure the raw materials needed to manufacture its products, and the Company then manufactured the products using the customer's materials. This reduced the Company's working capital needs, and enabled the Company to manufacture more products with its existing sources of capital. The Company plans to continue to implement this strategy to the extent that it is able to do so.

CAPITAL RESOURCES-UTILIZATION OF CAPITAL

     For the six months ended June 30, 2001 the Company decreased accounts receivable by $121,283 and increased accounts payable and accruals by $85,441. In the comparable period, accounts receivable increased $2,843,146 and accounts payable and accruals decreased $1,178,044. Prepaid expenses in the fiscal 2001 six-month period increased $56,417 compared to an increase of $165,818 in the comparable period. Inventory in the 2001 period increased $9,222 compared to an increase of $620,830, for long term investments, net of the recapitalization of equity. Cash used in the acquisition of capital assets in the 2000 fiscal period was $1,402,718. No cash was used for the acquisition of capital assets in the fiscal 2001 six month period. Cash used in financing activities in the fiscal 2001 six-month period, all represented by receivables from affiliated parties was $469,789.
In the comparable period, $2,878,405 was provided by investing activities, all of which was receivables from affiliated parties. The decrease in cash during the six month period was $18,351, compared to an increase in cash in the comparable period of $32,322. Funds for capital expenditures for the remainder of the year are expected to be provided from operations, from the collection of receivables, from bank financing, from the sale of securities on a limited basis, and from existing cash balances.

LIQUIDITY

     At June 30, 2001, the Company's working capital totaled $3,543,994 as compared to working capital of $3,062,759 at December 31, 2000. Liquidity for the six months ended June 30, 2001 was provided by operating income, depreciation, depletion and amortization, and the collection of accounts receivable. However, liquidity was reduced by an increase in accounts payable and accruals, an increase in prepaid expenses, an increase in receivables from affiliated parties, and a slight increase in inventories.

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

	All of Nova's outstanding convertible preferred stock was converted into common stock at the Closing. The previous Nova shareholders hold 16,838,567 shares, the majority of which are subject to a Stock Transfer Restriction Agreement with a 12-month term which limits the number of shares which can be sold in any one month. The Company now has a total of 233,059,751 common shares outstanding.

     Torita Delaware manufactures, markets, and sells electronic equipment, including computer hardware, computer monitors, television sets, internet access devices for use with TV sets, digital video devices (DVD'S) and related equipment. Torita Delaware's products are marketed in southeast Asia. Its production facilities occupy 128,000 square feet in Zhuhai City in the People's Republic of China ("PRC") and include six manufaturing lines with an annual production capacity of approximately 1 million PC's, 1 Million DVD devices and 200,000 TV sets. Torita Delaware was formed by the spin-off of two divisions of the Torita Group of the PRC. Torita Group is a large, diversified company with over ten years of operating history in China.

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

	Torita Electronics will act as business manager and advisor to build the network, and will supply the hardware. Torita Electronics also has a right of first refusal to acquire an interest in the Intranet itself. This project is intended to establish a mammoth information database for agricultural commodities, technologies, and distribution. It will also promote popularization of agricultural technical knowledge and general education, and facilitate the exchange of agricultural goods and raw materials through the Intranet. Torita Electronics has begun to manufacture the equipment and is commencing implementation of the network in the initial sites selected. Torita Electronics' goal is to have approximately 150,000 sites fully operational within 12 months. The Company is seeking a business partner to assist Nova in accelerating the development of the agricultural intranet. The Company believes that this network will provide an excellent opportunity for Nova to market a large variety of consumer products to rural Chinese consumers, assisting those consumers in attaining a better quality of life and making reasonable profits in the process. The number of consumers in the network, upon completion, is estimated to exceed 500,000,000. There can be no guarantee that this goal will be attained, or that this project, if completed, will be profitable for the Company.

	The Company believes there is currently a 'window of opportunity' to acquire other profitable high growth companies based in the PRC which wish to attain multi-national status and achieve a listing of its shares in the United States. Accordingly, Nova is discussing with various such companies the possibility of exchanging shares of Nova for the assets and/or shares of these companies. These discussions have not yet resulted in the signing of a Letter of Intent with any such company, and it cannot be determined when, or if, a Letter of Intent might be signed, or if signed, whether the transaction contemplated will be successfully completed. However, it is Management's intent to pursue such opportunities if, in our judgment, such transactions would be in the best interests of the shareholders.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	(a) Exhibits: Exhibit 27, Financial Data Schedule (Submitted only in electronic format).

	(b)  Reports on Form 8-K dated February 15, 2001 and
             February 27, 2001 (including two amendments of the February 27 filing).


SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                NOVA NATURAL RESOURCES CORPORATION


Date:   August 10, 2001            By:/s/Edward T. S. Chan
                                _______________________
                                Edward T. S. Chan,
                                President and Director


Date:   August 10, 2001     	By: /s/  Brian B. Spillane
                         	__________________________
                                Brian B. Spillane,
                         	Secretary and Director