Form 10QSB
period 2001-09-30
NOVA NATURAL RESOURCES CORP
filed 2001-11-19
CIK 792935

.


                SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                        __________________

                           FORM 10-QSB
(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2001

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
      $0.10 par value common:  270,832,724
      There are no shares of the issuer's preferred stock outstanding

  Transitional Small Business Disclosure Format  (Check One):
     Yes     ;   No  X

______________________________________________________________________________

                     NOVA NATURAL RESOURCES CORPORATION
                              BALANCE SHEET
                        AS AT SEPTEMBER 30, 2001
                               (Unaudited)
______________________________________________________________________________



              ASSETS
                                              09/30/01        09/30/00
                                              ________        ________
Current
Bank                                          $   16,057      $   69,655
Accounts Receivable                            2,794,621       4,451,683
Receivable from Affiliated Parties               654,430               0
Inventories - Note 2                             543,925         883,801
Prepaid Expenses and Deposits                    160,868         375,131
                                              __________      __________
                                               4,169,901       5,780,270
Capital Assets - Note 2                        2,764,672       2,954,449
Long term Investments - Note 4                    98,132          98,132
                                              __________      __________
                                               7,032,705       8,832,851
                                              ==========      ==========

           LIABILITIES

Current
Accounts Payable and Accruals                  2,959,311       1,904,279
                                              __________      __________

SHAREHOLDERS' EQUITY AND ACCUMULATED
          SURPLUS


Common Stock - Note 5                         24,555,975       3,155,340
Additional paid in capital - Note 5          (19,462,140)              0
Accumulated Surplus                           (1,020,441)      3,773,232
                                             ___________       _________
                                               4,073,394       6,928,572
                                            $  7,032,705     $ 8,832,851
                                            ============     ===========

      See the accompanying notes to these condensed financial statements

______________________________________________________________________________

                  NOVA NATURAL RESOURCES CORPORATION
           STATEMENT OF OPERATIONS AND ACCUMULATED SURPLUS
       FOR THE PERIOD FROM JANUARY 1, 2001 TO SEPTEMBER 30, 2001
                          (Unaudited)
______________________________________________________________________________



                                               Three Months Ended              Nine Months Ended
                                          September 30,   September 30,   September 30, September 30,
                                               2001           2000            2001          2000
                                             ________       ________        ________      ________

Manufacturing Revenue                        $ 1,983,976    $ 3,790,464    $ 4,631,620   $ 8,867,563

Less Cost of Sales                            (1,584,731)    (3,172,263)    (3,677,891)   (7,359,555)
                                             ___________    ___________    ___________   ____________

Gross Margin                                     399,245        618,201        953,729     1,508,008

Expenses:

  Administrative                                 367,112         83,183        570,500       175,564
  Financial and Selling                            5,228         31,579         31,267        85,236
                                                  ______         ______        _______        ______
                                                 372,340        114,762        601,767       260,800

Other Income:

Sub-Contracts                                     (1,999)       247,551         17,678       257,195
Consulting Expenses paid in
   stock                                      (3,700,000)             0     (3,700,000)            0
                                                  ______          _____         ______        ______

                                              (3,701,999)       247,551     (3,682,322)      257,195

Income from operations                       $(3,675,094)   $   750,990    $(3,330,360)   $1,504,403
before taxes                                 ===========    ===========    ===========     ==========


Provision for Taxes                                    0       (113,012)             0       (113,012)

                                              ___________     _________    ____________    ___________

Income(Loss) from                            $(3,375,094)    $  637,978    $(3,330,360)   $1,391,391
operations after tax and
consulting expenses                          ============    ==========    ============   ===========

Net Loss Per Share
 (Basic and Diluted)                         $   (0.0141)   $         *    $   (0.0128)    $       *
                                             ===========    ===========    ===========     =========

Weighted Average Shares
  Outstanding                                260,868,192                   260,868,192
                                             ===========    ===========    ===========     ===========
* Less than $0.01 per share

      See the accompanying notes to these condensed financial statements

________________________________________________________________________________
                    NOVA NATURAL RESOURCES CORPORATION

                          STATEMENT OF CASH FLOW
         FOR THE PERIOD FROM JANUARY 1, 2001 TO SEPTEMBER 30, 2001
                               (Unaudited)
________________________________________________________________________________


                                                     09/30/01           09/30/00
                                                     ________           _________
Cash Provided by(used in):

Operating Activities
   Cash from Operations                          $  (3,330,360)       $  1,391,391
   Adjustments to reconcile net income(loss)
    to net cash used by operating activities:

     Depletion, Depreciation and Amortization         254,001              386,290

     Changes in operating assets and liabilities:
       Decrease(Increase) in:
        Accounts Receivable                          (205,095)         (3,288,107)
        Prepaid Expenses and Other                    (36,151)           (273,778)
        Inventory                                      27,075             148,548
        Accounts Payable and Accruals               2,519,090             548,492
        Issue of Common Stock                       1,250,000                   0
                                                  _______________________________
                                                      478,560          (1,087,164)

Investing Activities
     Recapitalization of Equity                        20,262                   0
     Long Term Investments                            (83,025)            (98,132)
     Bank Loan                                              0             362,319
     Acquisition of Capital Assets                     (1,135)          (2,149,864)
     Disposal of Capital Assets                        38,088            2,189,680
                                                    _______________________________
                                                      (25,810)             304,003

Financing Activities

   Receivable from Affiliated Parties                (469,789)                  0
   Loan from affiliated Parties                             0             846,505
                                                  _______________________________

                                                     (469,789)             846,505

Increase(Decrease) in Cash during the period          (17,039)             63,344

Cash and Equivalent - beginning of period              33,096               6,311
                                                  _______________________________

Cash and Equivalent - end of period               $    16,057        $     69,655
                                                  ===============================

   See the accompanying notes to these condensed financial statements

_________________________________________________________________

                NOVA NATURAL RESOURCES CORPORATION

                NOTES TO THE FINANCIAL STATEMENTS
      FOR THE PERIOD FROM JANUARY 1, 2001 TO SEPTEMBER 30, 2001


1.  Nature of Business

  On February 27, 2001, Nova Natural Resources Corporation issued 213,249,672 of its common shares to acquire the net assets of Torita Donghao LLC, a Delaware corporation, with assets located in the city of Zhuhai in the People's Republic of China. An additional 2,971,512 common shares were issued along with cash of $4,500 to pay a finder's fee. The merger resulted in the owners and management of Torita Donghao LLC having total operating control of the combined corporation after this business combination.

  For accounting purposes, this business combination has been accounted for as a "reverse acquisition" with no goodwill or other intangibles being recorded. All the cost of acquisition has been expensed.

  The unaudited balance sheet includes all the assets,liabilities and equity of the combined corporations as at September 30, 2001. Similarly, the unaudited statements of operations and cash flow for the period from January 1 to September 30, 2001 show the combined financial results of the both corporations after the reverse acquisition. The comparative figures for the period from January 1, 2000 to September 30, 2000, however, show the financial results of only Torita Donghai LLC, formerly operating as Donghao Computer Enterprises Co. Ltd.

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
  none issued and outstanding                                 0

Common stock $0.10 par value; 10,000,000 shares
  issued and outstanding                              1,000,000

Common stock:0.11 value; 636,364 shares
  issued                                                 70,000

Common stock: $0.10 par value; 300,000,000
  shares authorized; 243,696,115 shares
  issued and outstanding;                            23,305,975

Additional Acquisition Cost                             180,000

Additional paid-in capital from recapitalizaton     (19,462,140)
                                                   ____________
                                                   $  5,093,835

6.  Consulting expenses paid in stock

  During the period from March 1 to September 30, 2001, Nova Natural Resources Corporation engaged the services of several parties to assist the company in corporate strategy, financial reporting and in identifying acquisitions. The advisory service agreements totaled $3,700,000 and were or will be financed from the issuance of common stock of the corporation.

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

(c) Now that China has been accepted into the World Trade Organization ("WTO"), the Company will be positioned to expand its market area, which is currently limited to Southeast Asia and the Middle East. China's entry may also result in increased competition in the PRC, which could adversely affect the Company's ability to market its products in the PRC. In addition, the economic recession currently affecting the United States is also affecting the rest of the world. Lower oil prices, for instance, have diminished the buying power of the Middle Eastern nations. At present, it cannot be determined what effect China's acceptance into the WTO nor the worldwide economic slowdown will have on the Company's business and operations.

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

The business operations of the Company are those of Torita Delaware prior to the Closing. The Company does not operate in any of the business areas in which it operated prior to Closing. Shareholders will be asked to approve a change in the name of the Company to Nova International Corporation at the next shareholders' meeting to more clearly reflect the international nature of the Company's operations and the fact that it is no longer in the natural resources business.

The financial statements in this report reflect the effect of this transaction, accounted for as a reverse acquisition using the equity method of accounting (see Notes to Condensed Financial Statements). The Company's fiscal year has been changed from a September 30 year to a calendar year, which is consistent with the fiscal period of the entities acquired.

RESULTS OF OPERATIONS

	The Company realized a loss from operations before taxes for the three month and nine month periods ended September 30, 2001 of $3,675,094 and $3,330,360 on manufacturing revenues of $1,983,976 and $4,631,620, respectively. In the comparable three month period ended September 30, 2000, the Company realized income of $750,990 on manufacturing revenues of $3,790,464. Income from operations before taxes decreased $4,426,084 in the 2001 fiscal three months and $4,834,763 in the fiscal 2001 nine months compared to the equivalent fiscal 2000 periods. During the three months and nine months ended September 30, 2001, the Company had an expense item for consulting expenses paid in stock in the amount of $3,700,000. This resulted in a loss from operations of $3,675,094 in the 2001 three-month period and a loss of $3,330,360 in the nine month 2001 period. In the same periods in fiscal 2000, the Company recorded a profit of $637,978 and $1,391,391, respectively.

	The expense resulted from the issuance of a total of 37,000,000 shares of the Company's $0.10 par value common stock during the 2001 periods, valued at an average price of $0.10 per share, for services, primarily services in assisting the Company in identifying and negotiating the future acquisition of companies based in the People's Republic of China. The Company did not have the resources to pay these fees and expenses in cash, and in order to preserve its cash for reinvestment in its business, chose to pay them in stock, at the fair market value at the time of payment. The Company is contingently liable to issue an additional 20,000,000 shares of its common stock based on performance. It cannot be determined at this time whether or not those shares will be issued.

	The Company's manufacturing revenues declined 48% in both the three-month and nine-month periods due to a change in the Company's method of doing business with most of its customers, and to a generally lower level of sales. Historically, the Company purchased all or almost all of its raw materials to fulfill orders. The Company now requires its customers to supply the bulk of the raw
materials needed to manufacture products for those customers.   This
reduces the Company's working capital requirements and allows the Company to concentrate its efforts on what it knows best -- manufacturing.

	Cost of sales for the three month period ended September 30, 2001 decreased $1,587,532 or 51% to $1,584,731 from $3,172,263 in the three months ended September 30, 2000, resulting in a gross margin of $399,245 in the 2001 period, a decrease of $218,956 or 35% compared to a gross margin of $618,201 in the 2000 fiscal period. However, gross margin as a percent of manufacturing revenue increased to 21% from 16% in the comparable period. Cost of sales for the nine month period ended September 30, 2001 decreased $3,681,664 or 50% to $3,677,891 from $7,359,555 in the nine months ended September 30, 2000, resulting in a gross margin of $953,729 in the 2001 period, a decrease of $554,279 or 37% compared to a gross margin of $1,508,008 n the 2000 fiscal period. Gross margin as a percent of manufacturing revenue increased to 21% from 17% in the comparable period. The increase in margins resulted from the Company's new policy of requiring most of its customers to supply the bulk of the raw materials for the manufacture of their products. This policy was first implemented chiefly during the second quarter, and may or may not be continued, dependent on business conditions and customer requirements.

	Although the deferral of shipments experienced by the Company during the first quarter of the fiscal year has eased somewhat, the Company still lacks the level of working capital it needs to support a higher level of sales, which the Company feels it could attain if it has additional working capital. In the 2000 fiscal periods, the Company had access to the credit facilities of its parent company, but since it is no longer associated with that company, those credit facilities are no longer available, thus increasing the Company's working capital needs. As the Company's working capital increases, and it develops its own credit facilities, this should have little or no effect on its operations. However, this will take an undetermined amount of time.

	Administrative expenses increased $103,929 or 125% to $187,112 for the three month period compared to $83,183 for the three month period ended September 30, 2000. For the nine month period ended September 30, 2001, administrative expenses increased $214,936 or 122% to $390,500 compared to $175,564 for the nine month period ended September 30, 2000. The increase in administrative expenses primarily resulted from the spin-off of the Company's operations from Torita Group and a higher level of expense resultant from an increased level of activity as a public company. In the previous fiscal periods, administrative expenses were spread over all of Torita Group's diversified operations, resulting in an economy of scale. In addition, the establishment of an additional office in North America, and an increased scope of activities as the Company evaluates various options for expanding its business has somewhat increased expenses.

	Financial and selling expenses decreased $26,351 or 83% in the 2001 three month period to $5,228 from $31,579 in the comparable three-month period. In the nine month period ended September 30, 2001, financial and selling expenses decreased $53,969 or 63% to $31,267 from $85,236 in the nine months ended September 30, 2000.
The decrease in these expenses reflects both the lower level of sales and more efficient operating procedures.

	The Company had a loss on sub-contract work of $1,999 in the three months ended September 30, 2001 compared to income of $247,551 in the comparable period. In the nine month period ended
September 30, 2001, the Company had sub-contract income of $17,678, compared to income on sub-contracts of $257,195 in the fiscal 2000 nine month period. The Company was unable to price this work in the third quarter at a level which recovered its costs and provided an adequate operating margin. In addition, less subcontract work was obtained during the 2001 periods compared with the comparable periods.

     CAPITAL RESOURCES-SOURCES OF CAPITAL

     The Company's primary sources of cash flow during the nine months ended September 30, 2001 were depletion, depreciation, and amortization, an increase in accounts payable and the issuance of
common stock.   Cash and cash equivalents for the period decreased
$53,598, resulting in cash on hand at September 30, 2001 of $16,057 compared to cash on hand at September 30, 2000 of $69,655. During the three months ended September 30, 2001, the Company arranged for most of its customers to procure the raw materials needed to manufacture its products, and the Company then manufactured the products using the customer's materials. This reduced the Company's working capital needs, and enabled the Company to manufacture more products with its existing sources of capital. The Company plans to continue to implement this strategy to the extent that it is able to do so.

     CAPITAL RESOURCES-UTILIZATION OF CAPITAL

     For the nine months ended September 30, 2001 the Company increased accounts receivable by $205,095, decreased accounts payable and accruals by $2,519,090, and issued common stock in the amount of $1,250,000. In the comparable period, accounts receivable increased $3,288,107 and accounts payable and accruals decreased $548,492. Prepaid expenses in the fiscal 2001 nine-month period increased $36,151 compared to an increase of $273,778 in the comparable period. Inventory in the 2001 period increased $27,075 compared to an increase of $148,548 in the earlier period. Cash used in investing activities was $25,810, primarily for long term investments, net of the recapitalization of equity and the disposal of capital assets. Cash used in the acquisition of capital assets in the 2000 fiscal period was $2,149,864. $1,135 was used for the acquisition of capital assets in the fiscal 2001 nine month period. $38,088 was used for the disposal of capital assets in the fiscal 2001 period, compared to $2,189,680 in the 2000 fiscal period.

	Cash used in financing activities in the fiscal 2001 nine-month period, all represented by receivables from affiliated parties, was $469,789. In the comparable period, $846,505 was provided by investing activities, all of which was loans from affiliated parties. The decrease in cash during the nine month period was $17,039, compared to an increase in cash in the comparable period of $63,344. Funds for capital expenditures for the remainder of the year are expected to be provided from operations, from the collection of receivables, from bank financing, from the sale of securities on a limited basis, and from existing cash balances.

     LIQUIDITY

     At September 30, 2001, the Company's working capital totaled $1,210,590 as compared to working capital of $3,875,991 at December 31, 2000. Liquidity for the nine months ended September 30, 2001 was provided by operating income, depreciation, depletion and amortization, the collection of accounts receivable, a decrease in prepaid expenses, .and a reduction in inventories. However, liquidity was reduced by an increase in accounts payable and accruals, and an increase in receivables from affiliated parties.

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

	Management concluded that the Company would be more valuable, and the interests of its shareholders would be better served, by the sale, reassignment, and abandonment of the Company's assets and marketing of the Company as a "shell". In this fashion, management believed that it could obtain for the Company's shareholders a minority interest in a company with more substantial assets, operations and prospects. In exchange, such a merger partner would become a public company, obtain liquidity for its shares, and gain more ready access to capital markets. The Company's Directors concluded that Torita Delaware met all of these criteria, based on its assets, earnings, and growth prospects, particularly in the geographical region in which it operates. As part of its due diligence activities, the then- President of the Company, accompanied by the Company's largest shareholder and a second large shareholder traveled to China, inspected the facilities and assets to be acquired, and met the personnel responsible for Torita Delaware's operations. The Company also relied on the Finder to advise the Company as to the best terms obtainable for this type of transaction.

	All of Nova's outstanding convertible preferred stock was converted into common stock at the Closing. The previous Nova shareholders hold 16,838,567 shares, the majority of which are subject to a Stock Transfer Restriction Agreement with a 12-month term which limits the number of shares which can be sold in any one month. The Company now has a total of 270,832,724 common shares outstanding.

	Torita Delaware manufactures, markets, and sells electronic equipment, including computer hardware, computer monitors, television sets, internet access devices for use with TV sets, digital video devices (DVD's) and related equipment. Torita Delaware's products are marketed in southeast Asia and the Middle East. Its production facilities occupy 128,000 square feet in Zhuhai City in the People's Republic of China ("PRC") and include six manufacturing lines with an annual production capacity of approximately 1 million PC's, 1
million DVD devices and 200,000 TV sets.   Torita Delaware was formed
by the spin-off of two divisions of the Torita Group of the PRC. Torita Group is a large, diversified company with over ten years of operating history in China.

The business operations of the Company continue to be those of Torita Delaware prior to the Closing. The Company does not operate in any of the business areas in which it operated prior to Closing.


     FUTURE TRENDS

	Torita Delaware (now Nova), doing business as Torita Electronics (Hong Kong) Ltd. has a contract with the State Planning Authority for Agriculture of the PRC to exclusively manufacture, supply and manage what is expected to be the largest Intranet service in China, ultimately reaching 1,100,000 farming communities. The Company's goal is to complete this contract within a seven-year period, but to attain that goal, the Company will need to secure additional capital and/or secure one or more partners to assist in financing this project.

	Torita Electronics will act as business manager and advisor to build the network, and will supply the hardware. Torita Electronics also has a right of first refusal to acquire an interest in the Intranet itself. This project is intended to establish a mammoth information database for agricultural commodities, technologies, and distribution. It will also promote popularization of agricultural technical knowledge and general education, and facilitate the exchange of agricultural goods and raw materials through the Intranet. Torita Electronics has begun to manufacture the equipment and is commencing implementation of the network in the initial sites selected. The company is seeking a business partner to assist Nova in accelerating the development of the agricultural intranet. The company believes that this network will provide an excellent opportunity for Nova to market a large variety of consumer products to rural Chinese consumers, assisting those consumers in attaining a better quality of life and making reasonableprofits in the process. The number of consumers reached by the network, upon completion, is estimated at approximately 25% of the population of the PRC. There can be no guarantee that this goal willbe attained, or that this project, if completed, will be profitable for the Company.

	The Company believes there is currently a "window of opportunity" to acquire other profitable high growth companies based in the PRC which wish to attain multi-national status and achieve a listing of its shares in the United States. Accordingly, Nova is discussing with various such companies the possibility of exchanging shares of Nova for the assets and/or shares of these companies. These discussions have not yet resulted in the signing of a Letter of Intent with any such company, and it cannot be determined when, or if, a Letter of Intent might be signed, or if signed, whether the transaction contemplated will be successfully completed. However, it is Management's intent to pursue such opportunities if, in our judgment, such transactions would be in the best interests of the shareholders. In accordance with this goal, the Company has entered into formal arrangements with three individuals who, in the Company's judgment, have the capability to provide substantial assistance in identifying suitable acquisition candidates in the PRC, performing due diligence on these candidates, and assisting the Company in structuring and negotiating such acquisitions. In addition, these individuals will advise the Company on corporate strategy, long range planning and business development, market development, and other activities which will assist the Company in attaining its growth objectives. These individuals have been issued 37,000,000 shares of $0.10 par value common stock as compensation for these services, and another 20,000,000 shares may be issued to one of these individuals dependent on performance. The Company may also pay certain incidental out-of-pocket expenses for these individuals in connection with these activities.

	The Company's electronics manufacturing operations tend to be cyclical from quarter to quarter within a given fiscal year. The level of profit or loss during any one fiscal quarter is not necessarily indicative of the results which will be attained for the fiscal year as a whole.

	The Company has filed a preliminary proxy with the Securities and Exchange Commission for a shareholders' meeting planned to be held within the next 60-90 days. Management presently intends to submit the following proposals to be voted upon at the meeting, all of which Management is recommending for shareholder approval:

	1. To amend the Company's Articles of Incorporation to increase the number of shares of Common Stock, $.10 par value, the Company is authorized to issue from 300,000,000 to 816,000,000 shares.

	2. To effectuate a reverse split of the Company's Common Stock, $.10 par value, by issuing 1 new share for each 102 common shares now held, resulting in a reduction in the number of shares of Common Stock, $.10 par value, the Company is authorized to issue from 816,000,000 to 8,000,000 shares.

	3. To change the name of the Corporation from Nova Natural Resources Corporation to Nova International Corporation.

	4. To approve the Nova Natural Resources Corporation 2001 Non-qualified stock option plan.

	5. To approve the actions of management since the December 15, 2000 shareholders' meeting, including the acquisition of Torita
Donghao LLC, and the issuance of up to 57,000,000 shares (558,824 shares on a post-split basis) of Common stock to consultants to further Corporate objectives.

	6. To transact such other business as may properly come before the meeting or any adjournment thereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	(a) Exhibits: Exhibit 27, Financial Data Schedule (Submitted only in electronic format).

	(b)  Reports on Form 8-K dated February 15, 2001 and
February 27, 2001 (including two amendments of the February 27 filing).

	(c)  Registration Statement on Form S-8, filed 9/14/01.

	(d)  Registration Statement on Form S-8, filed 10/17/01.

	(e)  Preliminary Proxy on Form 14-A, filed 11/5/01


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

               NOVA NATURAL RESOURCES CORPORATION


Date:   November 14, 2001 	By:/s/Edward T. S. Chan
				Edward T. S. Chan,
				President and Director


Date:   November 14, 2001     By: /s/  Brian B. Spillane
                                Brian B. Spillane,
                            	Secretary and Director