Form 10KSB
period 2001-12-31
NOVA NATURAL RESOURCES CORP
filed 2002-04-22
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                 FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934(FEE REQUIRED)

       For the fiscal year ended December 31, 2001

                              OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934(NO FEE REQUIRED)


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

                      Common Stock, $.10 Par Value
                      ____________________________
                            (Title of Class)


 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X  No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year totaled: $4,817,604 Documents Incorporated by Reference: None
Transitional Small Business Disclosure Format   Yes___ No  X
As of April 12, 2002, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value, and 270,832,724 shares of Common Stock, $.10 par value, its only classes of voting stock.

Aggregate market value of the 62,879,274 shares of Common Stock owned by Non-affiliates of the Registrant as of April 12, 2002 was $163,486 based on the average of the bid and ask prices on April 12, 2002 as reported on the National Association of Securities Dealers Electronic Bulletin Board.

PART I

Forward-looking Information

     This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involvesubstantial risks and uncertainties and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. See also "Management's Discussion and Analysis of Plan of Operation."

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

     Torita Delaware manufactures, markets, and sells electronic equipment, including computer hardware, computer monitors, television sets, internet access devices for use with TV sets, digital video devices (DVD's) and related equipment. Torita Delaware's products are marketed in southeast Asia. Its production facilities occupy 128,000 square feet in Zhuhai City in the People's Republic of China ("PRC") and include six manufacturing lines with an annual production capacity of approximately 1 million PC's, 1 million DVD devices and
200,000 TV sets.   Torita Delaware owns 50% of the former cosmetics arm of
Torita Group, though this business line has not played a significant role in theCompany's operations. The Company wrote off its equity investment of $15,107 in the cosmetics company in the fourth quarter of the fiscal year, since it is uncertain whether this investment will be recoverable.

     Torita Delaware was formed by the spin-off of the electronics and the cosmetics divisions of the Torita Group of the PRC. Torita Group ("Torita"), a large, diversified company with over ten years of operating history in China, was composed of several divisions with diverse business interests. During calendar year 2001, Torita went into receivership due to its large portfolio of non-performing real estate assets. These assets are in the process of disposition, a process expected to take several years to accomplish. Although Torita Delaware and Torita are completely separate companies, this event caused an indirect effect on the Company's ability to do business.

     Historically, the Company's electronics manufacturing operations utilized Torita's credit facilities as its major source of working capital. When the Company became independent of Torita, it no longer had access to that capital, but the a relationship was retained with Torita's lenders, including the maintenance of a $7 million line of credit with a local bank. . When Torita subsequently went into receivership, even though the Company was no longer affiliated with Torita, this line of credit was withdrawn. In addition, Torita's bankruptcy filing caused many of the Company's existing suppliers to cut off their credit terms with the Company, due to the past close association of the two companies. These events made it much more difficult for the Company to obtain credit in China.

     In addition, the Company experienced a direct effect of Torita's bankruptcy. Torita had assigned certain payables it owed to the Company to certain entities who in turn owed Torita money. This occurred prior to the bankruptcy filing, and the Company believed it would collect the funds originally owed to it by Torita from those entities. However, creditors of Torita were able to take legal action to intercept the payments which were to go to the Company and collect those funds to recover monies owed to them by Torita. These funds are still owed to the Company by Torita. Although Torita still has substantial assets, and the Company may eventually be able to collect the funds owed it from Torita as Torita's assets are sold, there is substantial risk that these funds are recoverable. Accordingly, the Company has taken a conservative approach and wrote off $1,591,715, of its receivables from Torita in the fourth quarter (see Note 6 to the Financial Statements for the year ended December 31, 2001).

     The business operations of the Company are those of Torita Delaware prior to the Closing. The Company does not operate in any of the business areas in which it operated prior to Closing. Shareholders will be asked to approve a change in the name of the Company at the next shareholders' meeting to more clearly reflect the international nature of the Company's operations and the fact that it is no longer in the natural resources business.

     The financial statements in this report reflect the effect of this transaction, accounted for as a reverse acquisition using the equity method of accounting (see Notes to Financial Statements). The Company's fiscal year has been changed from a September 30 year to a calendar year, which is consistent with the fiscal period of the entities acquired.

     The Company has also changed its accounting firm. Management felt it was prudent to engage the firm to audit its financial statements which, for the past several years, audited the assets and operations acquired in the Torita Delaware transaction, since they are substantially greater than those of the Company prior to consummation of this transaction.

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

     Toward the close of 1999, in view of the Company's inability to attract industry partners to fund and operate the Company's principal assets, the general economic conditions at that time of the industries in which the Company operated, and management's determination that the Company could not operate profitably because of a lack of capital from operations and other sources, management concluded that the Company would be more valuable, and the interests of its shareholders would be better erved by the sale, reassignment, and abandonment of the Company's assets and marketing of the Company as a "shell". In this fashion, management believed that it could obtain for the Company's shareholders a minority interest in a company with more substantial assets, operations and prospects. In exchange, such a merger partner would become a public company, obtain liquidity for its shares, and gain more ready access to capital markets.
The transaction with Torita Delaware was the result of this strategy decision.

CHANGE IN CONTROL

     Effective at Closing of the Torita Delaware transaction, all of Nova's officers and directors, except Brian B. Spillane, resigned, as contemplated by the Agreement. Edward T. S. Chan, CEO of Torita Delaware, thereupon was named President, Treasurer and a Director of the Company. Mr. Spillane resigned as President, but remains a Director of the Company, and was appointed its Secretary. Mr. Spillane continued his affiliation with the Company and continued to maintain the Company's corporate office in Denver, Colorado at the request of Torita Delaware. This request was not a requirement for approval of the transaction by the Company's former Board of Directors. In September 2001, Han Zhende and Chris Tse, both based in China, were appointed Directors of the Company. Mr. Han is the Company's Chief Operating Officer, and is in charge of the Company's electronics manufacturing operations in Zhuhai City, the People's Republic of China.
Mr. Tse resigned as Vice President and a Director of the Company in November.

     Upon effectuation of the Agreement, Torita Electronic (Hong Kong) Ltd. held 138,612,287 shares of the Registrant's $0.10 par value common stock, 59.5% of the total common shares issued and outstanding, and therefore became the new controlling shareholder of the Company. Affiliates of Torita Delaware controlled an additional 32% of the then-issued and outstanding shares. The consideration used to obtain such control was the acquisition by the Company of 100% of the business and operating assets of Torita Delaware.

     Warrants representing 1.5% of the total issued and outstanding common stock of the Company after the transaction were issued to former Nova management as part of the transaction. The warrants have dilution protection and are subject to an agreement which, under certain circumstances, would result in registration of the shares underlying the warrants.

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

     Once management had concluded that the Company would be more valuable, and the interests of its shareholders would be better served, by the sale, reassignment, and abandonment of the Company's assets and marketing of the Company as a "shell", numerous entities were evaluated as potential merger partners. The goal was to obtain for the Company's shareholders a minority interest in a company with more substantial assets, operations and prospects. The Company's Directors concluded that Torita Delaware met all of these criteria, based on its assets, earnings, and growth prospects, particularly in the geographical region in which it operates. As part of its due diligence activities, the then- President of the Company, accompanied by the Company's largest shareholder and a second large shareholder traveled to China, inspected the facilities and assets to be acquired, and met the personnel responsible for Torita Delaware's operations. The Company also relied on the Finder to advise the Company as to the best terms obtainable for this type of transaction.

     All of Nova's outstanding convertible preferred stock was converted into common stock at the Closing. The previous Nova shareholders hold 16,838,567 shares, the majority of which were subject to a Stock Transfer Restriction Agreement with a 12-month term limiting the number of shares which could be sold in any one month. This Agreement has expired. No shares subject to the Agreement were sold during the year it was in effect. The Company now has a total of 270,832,724 common shares outstanding.

     Torita Delaware manufactures, markets, and sells electronic equipment, including computer hardware, computer monitors, television sets, internet access devices for use with TV sets, digital video devices (DVD's) and related equipment. Torita Delaware's products are marketed in China, southeast Asia and the Middle East.

Significant Developments During Fiscal 2001

     The most significant development during the year was the Torita transaction, previously described. Other developments of significance are described in this section.

Common Stock

     At September 30, 2000 the Company was authorized to issue 17,000,000 shares of Common Stock, $.10 per value per share. Management proposed to shareholders at a meeting held on December 15, 2000 that the shareholders vote to increase the Company's capitalization in order to facilitate a merger or acquisition of assets. At that meeting, shareholders approved an increase in authorized shares of $0.10 par value, common stock to 300,000,000 from the 17,000,000 previously authorized. Currently there are 270,832,724 common shares outstanding. There are no shares of the Company's convertible preferred stock outstanding. All of the convertible preferred shares outstanding were converted to common stock upon Closing of the Torita transaction. (See Item 4 "Submission of Matters to a Vote of Security Holders") Holders of Common Stock are entitled to cast one vote for each share held of record on all matters submitted to a vote of shareholders and are not entitled to cumulate votes for the election of directors. Holders of Common Stock do not have preemptive rights to subscribe for additional shares of Common Stock issued by the Company.

     The Company believes there is currently a 'window of opportunity' to acquire high growth companies based in the PRC which wish to attain multi-national status and achieve a listing of their shares in the United States. Accordingly, Nova is discussing with various such companies the possibility of exchanging shares of Nova for the assets and/or shares of these companies. These discussions have not yet resulted in the signing of a Letter of Intent with any such company, and it cannot be determined when, or if, a Letter of Intent might be signed, or if signed, whether the transaction contemplated will be successfully completed. However, it is Management's intent to pursue such opportunities if, in our judgment, such transactions would be in the best interests of the shareholders.

     In accordance with this goal, the Company entered into formal arrangements with three individuals who, in the Company's judgment, had the capability to provide substantial assistance in identifying suitable acquisition candidates in the PRC, performing due diligence on these candidates, and assisting the Company in structuring and negotiating such acquisitions. In addition, it was intended that these individuals would advise the Company on corporate strategy, long range planning and business development, market development, and other activities which would assist the Company in attaining its growth objectives. These individuals have been issued 37,000,000 shares of $0.10 par value common stock as
compensation for these services.   The Company may also pay certain
incidental out-of-pocket expenses for these individuals in connection with these activities.

     One of these arrangements has been canceled by the Company due to a lack of performance by the individual and, in the Company's judgment, a low likelihood of future satisfactory performance. The Company had been contingently liable to that individual for the issuance of another
20,000,000 shares dependent on performance.   This contingency was
terminated by virtue of the cancellation of the agreement. At this time, it cannot be determined whether the Company will realize value from the remaining arrangements, or whether that value, if attained, will be equal to or greater than the value of the shares issued.

     The Company registered a total of 24,153,000 common shares in an S-8 filing on September 14, 2001. 10,000,000 of these shares were part of the 37,000,000 issued as compensation for services as described above. The other 27,000,000 shares issued as compensation for services were issued pursuant to an S-8 filing in October 2001. The balance of the 24,153,000 shares registered in the September filing -- 14,153,000 -- consisted of 2,500,000 shares to be issued to three officers and the Company's Corporate Counsel in lieu of cash compensation (772,973 of which has been issued) and 11,653,000 shares to be issued if stock options granted to four Directors of the Company are exercised, none of which have yet been exercised.

     Holders of Common Stock are entitled to receive dividends as may be declared by the Company's Board of Directors out of funds legally available for that purpose, subject to the rights of the holders of the Company's Preferred Stock. Holders of the Common Stock and Preferred Stock have equal rights to all dividends declared and paid by the Company. In the event of liquidation, holders of Common Stock are entitled to share, pro rata, in any distribution of the Company's assets remaining after payment of liabilities, subject to the preferences and rights of the holders of Preferred Stock. There are no shares of Preferred stock outstanding. The Company has not paid and has no current plan to pay ividends.

Disposition of Kaolin Properties

     The Company held certain paper grade kaolin mining leases in Minnesota. The Company offered to transfer those leases to a company with whom it had a venture agreement which contained an option to own the mining leases. The venture partner refused the transfer of the leases and terminated its agreement with the Company. In the last quarter of calendar year 2000, the Company's former Manager of Exploration and Director of the Company was engaged to assist in disposal of mineral samples and facilitate the orderly termination of the agreement. The Company was compensated at cost for this work, and in turn paid its former Exploration Manager for the work on a consulting basis in a transaction which generated neither profit nor loss for the Company. The Company's lease payment obligations for the kaolin leases had been paid through December 2000. Before additional rentals were due, in January 2001, the Company sold the leases to an unaffiliated third
party for a total consideration of $1,000.   The purchaser assumed all of
the Company's obligations on these properties, and has been attempting, for the past year, to locate a source of funding to continue the development of the properties. The Company has no on-going interest in them.

The Company owns no remaining interests in any natural resources properties.

Electronics Manufacturing Operations

     As previously discussed, the Company's ability to obtain credit to support its manufacturing operations was substantially impaired during the 2001 fiscal year. This resulted in the loss of a substantial amount of potential manufacturing production, primarily orders for export. The Company actually had the orders, but was unable to procure financing for the raw materials needed to fulfill those orders. Whereas in fiscal 2000, export sales made up most of the Company's $18.4 million in sales revenues, export sales dropped
to only $1,311,594 in fiscal 2001.   In response to the credit situation, the
Company refocused itself by taking on Original Equipment Manufacturing (OEM) orders, and by having many of its customers provide the raw materials needed to
manufacture their products.   This strategy reduced the Company's working
capital needs, and resulted in a reduction in Company revenues, but yielded higher gross margins, which climbed to 23.2% in 2001 from 16.2% in 2000.
The majority of the Company's sales revenues in fiscal 2001 represent sales to local manufacturers in the PRC.

     Just as this situation began to ease, the terrorist attack on the World Trade Center in New York on September 11, 2001 took place, followed by the war on terrorism initiated by the U.S. Government, with the support of most of the developed countries in the World, including China. These events had an immediate. dramatic impact on the Company's business in the fourth quarter, which historically has been one of the Company's better quarters. Almost 90% of the Company's orders were deferred or canceled at the last minute. Its customers adopted a "wait and see" attitude, wanting to assess the economic repercussions of these events before they restocked their inventories with consumer electronics products. As a result, the Company was unable to operate profitably in the fourth quarter, erasing most of the operating profits which had been realized through the first three quarters of the fiscal year.

     The Company in past years had enjoyed a steady flow of manufacturing orders, and as the Company entered fiscal 2002, this steady flow of orders resumed. Although the future can never be predicted with certainty, if operations in the first quarter of fiscal 2002 are any indication of the trend for the year, the worst may be over. New product being manufactured in 2002 include remote digital home phones and automobile hands-free mobile phone kits. Although production of these kits began late in fiscal 2001, the Company was able to sell $1,286,000 of this new product by year-end, with excellent margins. The Company has good demand for these products in 2002, but remains somewhat constrained as to the level of production it can attain by its lack of working capital.

     The Company has learned, over the years, how to manufacture a wide range of technically sophisticated products in a timely and cost-effective manner.
We have the manufacturing capacity to greatly increase our level of output, and we are optimistic that our status as a publicly-traded American Corporation will, in the long run, assist us in gaining access to capital as well as expanding our customer base and product range.

Contract with the State Planning Authority for Agriculture

     The Company has a contract with the State Planning Authority for Agriculture of the PRC to exclusively manufacture, supply and manage what is expected to be the largest Intranet service in China, ultimately reaching 1,100,000 farming communities, representing approximately 25% of the population of the PRC. It is intended that this contract be fully completed over a seven-year period. However, due to the Company's limited financial resources, it cannot be determined at this time whether this Contract can be completed, or the timing of such completion, should it occur.

Listing of the Company's Shares

     Although the Company has no immediate plans to apply for a NASDAQ listing, one of the Company's long-term goals is to seek a listing for the Company's shares on the NASDAQ stock market. The timing of such a listing cannot be determined at this time. There is no guarantee that the Company will apply for such a listing, nor whether it will be accepted should it so apply. The Company has been notified that the OTC Bulletin Board, operated by The Nasdaq Stock Market, Inc., on which the Company's common shares are presently quoted with the symbol "NVNU", will be phased out in 2003 and a new market, the Bulletin Board ExchangeSM (BBX SM) will be launched. It is probable that the Company will apply to list on the BBX market. It is believed, based on limited preliminary information presently available to the Company, that the BBX market will offer significant improvements over the OTCBB. The BBX is expected be a listed marketplace, with an electronic trading system to allow order negotiation and automatic execution. This system should bring increased speed and reliability to trade executions, as well as improve the overall transparency of the marketplace. The BBX is expected to offer increased liquidity for the Company's securities, augmenting the opportunity to raise capital, and conferring the recognition of trading on a listed market. The cost of such a listing, the Company's ability to be approved for listing, and the advantages or disadvantages thereto, cannot be determined at this time.

 Business of the Issuer

     As previously discussed, management concluded that the Company would be more valuable, and the interests of its shareholders would be better served, by the sale, reassignment, and abandonment of the Company's assets and marketing of the Company as a "shell". The Torita Delaware transaction, completed in February 2001, transformed the Company from a company with limited assets and an uncertain future in the natural resources business into a company in the consumer electronics business, with its operations in the People's Republic of China.

Environmental Regulations

     Inherent in all manufacturing operations is the obligation to comply with environmental, reclamation, and other applicable laws and regulations. The Company has obtained those environmental permits, licenses or approvals required for its operations. Management is not aware of any violations of environmental permits, licenses or approvals issued with respect to the Company's previous or its current operations. In the past, Nova has been involved in extensive hearings regarding the environmental impact of its Minnesota kaolin mine and voluntarily took steps to mitigate any environmental impact. While the Company believes it is currently in compliance with all such laws and regulations and is not aware of any current violations, the applicability and impact of, and the Company's obligations under such provisions cannot always be determined with certainty. However, the Company's liability could continue after relinquishment of its interest in its properties, even in the absence of operations. As such, although the Company does not believe it has any liability in this regard, the Company cannot fully etermine the extent of its liability or potential liability in connection with these matters.

     The Company is not currently subject to any pending administrative or judicial enforcement proceedings arising under environmental laws or regulations. Environmental laws and regulations may be adopted in the future which may have an impact upon the Company's operations.

Oil and Gas, Kaolin and Other Mineral Operations

     The Company no longer has any oil and gas, kaolin or other mineral operations.

Employees

     At December 31, 2001, Nova had only two employees in North America -- its President, CEO and Treasurer, resident in Toronto, Canada, and its Secretary, who maintains the Corporate Office in Denver, Colorado. The bulk of the Company's employees are located in the People's Republic of China, where the Company's manufacturing and marketing operations are located. The
Company's employment in the PRC varies throughout the year with the amount of business it obtains, and the timing of the delivery of manufactured products. Maximum employment during the past two years been approximately
400 workers, but this employment declines to less than half that number at certain times of the year. The Company presently has a considerable overcapacity in its manufacturing operations, which it continually strives to utilize. Although the Company incurs costs when employees are laid off, these costs historically have not been significant.


ITEM 2.  DESCRIPTION OF PROPERTIES

CAPITAL ASSETS

     The Company's capital assets are all located in the PRC, and consist of factory machinery, electronic manufacturing and testing equipment, installation and assembly equipment, packing equipment and microcomputers, factory computer and audio equipment, a central computer system, and various small office machines and office equipment. The book value of these assets at December 31, 2001 was $2,743,971.

PERSONAL PROPERTY

     The Company's personal property in North America consists of furniture, fixtures and technical equipment, with a total net book value at December 31, 2001 of less than $500.

OFFICE LEASE AND EQUIPMENT

     The Company leases its manufacturing and office space in Zhuhai City, PRC on a month-to-month basis. Due to the large amount of vacant space readily available in Zhuhai City at reasonable cost, the Company prefers, at this time, not to sign a long-term lease on its manufacturing and office space. The Company does not believe that this situation will change over the next several years, and prefers the flexibility this arrangement provides.

     The Company's previous corporate office lease terminated February 28, 2000, but was continued on a month-to-month basis through May. At the end of May, the Company moved its offices to a much smaller space to reduce costs. Monthly rent was reduced from approximately $2,000 to $375. So that the Company could avoid being obligated on a new lease, Brian B. Spillane, the President of the Company, became the lessee, and rents the space to the Company at cost on a month-to-month basis. The Company had leased a copying machine for the past three years. When this lease ran out, the leasing company suggested extending the lease at the same rate the Company had been paying. It was not deemed prudent for the Company to buy this machine, nor commit itself to a new lease. Mr. Spillane purchased the copying machine from the leasing company. The Company pays to maintain the machine and for supplies, with no long-term commitment to do so, and incurs no other costs in connection with this machine.

OIL AND GAS PROPERTIES

     In accordance with its decision to prepare the Company to be acquired, as previously discussed, Nova sold all of its oil and gas properties, and at December 31, 2001 held no oil and gas reserves.

INVENTORIES

     The Company had inventories consisting of raw materials, work in progress and finished goods at December 31, 2001 amounting to approximately $395,000.
A physical inventory was undertaken but not observed by the Company's auditor at year-end. That situation is being rectified, and the Company intends to file an amendment to this Report on Form 10-KSB when this information is available. The Company does not expect any substantial restatement of its year-end inventory.

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

     The Company has filed a preliminary proxy with the Securities and Exchange Commission for a shareholders' meeting planned to be held in fiscal 2002. Management presently intends to submit the following proposals to be voted upon at the meeting, all of which Management is recommending for shareholder approval: All of these proposals may be changed or modified when the proxy is resubmitted, the timing of which cannot be determined at this time.

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

     3. To change the name of the Corporation from Nova Natural Resources Corporation to Nova International Corporation.

     4. To approve the Nova Natural Resources Corporation 2001 Non-qualified stock option plan.

     5. To approve the actions of management since the December 15, 2000 shareholders' meeting, including the acquisition of Torita Donghao LLC, and the issuance of up to 57,000,000 shares (558,824 shares on a post-split basis) of Common stock to consultants to further Corporate objectives. (The amount of shares actually issued totaled 37,000,000 or 362,745 on a post-split basis).

     6. To transact such other business as may properly come before the meeting or any adjournment thereof.


PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the OTC Bulletin Board under
the symbol "NVNU".   The following table sets forth the range of high and low
closing bid prices of the Common Stock for the years ended December 31, 2001 and September 30, 2000, and the three months ended December 31, 2000 as reported by the U.S. Bancorp Piper Jaffray (the Company changed its fiscal year to a calendar year basis in 2001). These prices are believed to be representative of inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

     Three Months Ended December 31, 2000

				               Bid Price
				           High        Low
				          $0.531      $0.180

              Fiscal 2001                          High               Low

                First Quarter                     $ 0.375             $ 0.13
                Second Quarter                      0.22                0.09
                Third Quarter                       0.15                0.10
                Fourth Quarter                      0.145               0.01

                                       Bid Price

              Fiscal 2000                          High               Low
                First Quarter                     $ 0.030            $ 0.020
                Second Quarter                      3.050              0.030
                Third Quarter                       1.0625             0.25
                Fourth Quarter                      0.9375             0.4688

     The bid and asked prices for the Company's Common Stock on December 31, 2001 were $0.010 and $0.012 respectively, as reported by U.S. Bancorp Piper Jaffray.

     The number of record holders of the Company's Common Stock as of December 31, 2001 was 5,207.

     As of December 31, 2001 11,653,000 option shares were outstanding under the Company's employee stock option plan.

     The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to employ its cash flow and earnings, if any, for working capital needs.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Forward-Looking Statements

     Management's discussion of anticipated future operations contains predictions and projections which may constitute forward looking statements. The Private Securities Litigation Reform Act of 1995, including provisions contained in Section 21E of the Securities Exchange Act of 1934, provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

   (a) Present and anticipated sources of funds may be insufficient to meet the Company's working capital needs. In prior years, the Company's manufacturing operations were able to utilize the credit of a much larger parent company to finance its working capital needs. Since these operations are no longer associated with that parent company, the credit facilities of the parent are no longer available, and it has been much more difficult and not always possible for the Company's manufacturing operations to secure adequate financing to support the level of sales the Company is capable of attaining.

   (b) The Company may not be able to attain the level of sales of its products it has been able to achieve in the past. Sales of electronic products which are manufactured by the Company -- Television sets, DVD equipment, Computers and Computer Monitors -- all are subject to fluctuations in both demand and in price dependent on the strength of the economies into which these products are sold. Forecasting the strength of these markets and the Company's ability to maintain or increase market share is difficult at best. Electronic technology changes rapidly, and the manufacture and sale of these products is very competitive. The Company competes with many companies, most of which are considerably larger. The Company also manufactures products on an OEM basis for several large electronics manufacturers, and the level of such sales is dependent on the ability of those companies to market their brand-name products, an ability over which the Company has no control. The tragic events of September 11, 2001 have reverberated around the world, and have negatively affected the Company's sales. Many orders originating in Southeast Asia and in the Middle East were canceled following September 11 due to economic uncertainty and other factors. The long-term effects of this event on the Company's future business are unknown at this time.

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

   (d) The terrorist attack on the World Trade Center in New York on September 11, 2001 had serious economic repercussions throughout the world. This event had a direct negative effect on the Company's business in the fourth quarter. The majority of the orders the Company had received for the fourth quarter were canceled or deferred by customers in Southeast Asia and the Middle East. The Company has no way of determining the long-term effects of this event, and the subsequent war on terrorism on its business.

Liquidity and Capital Resources

     The Company has experienced a cash flow shortage for the past two years, which became particularly acute during fiscal 2001 due to the bankruptcy filing of its former parent company -- Torita Group -- which made it difficult for the Company to obtain credit to support its manufacturing operations (see Significant Developments During 2001). In addition, the Company was unable to collect a $1.6 million receivable from Torita Group (see Note 6 to Financial Statements). Although the Company had recorded a profit from its manufacturing operations through the first three quarters of the fiscal year, most of that profit was offset by losses in its manufacturing operations in the fourth quarter. The fourth quarter was strongly impacted by the terrorist attack on the World Trade Center in New York on September 11, 2001 (see Electronics Manufacturing Operations). A charge for consulting fees in the amount of $4,574,106 and the $1,606,822 write-off of its Torita Group receivable in the fourth quarter, plus a loss of $56,310 from other operations resulted in a loss of $6,119,313 for the 2001 fiscal year.

     Due to the inability of operating cash flows to cover expenses, the Company recorded a decrease in cash for the year of $20,461. As the result of these events, at December 31, 2001, the Company had an Accumulated
Deficit of $3,140,957 compared to an Accumulated Surplus at December 31, 2000 of $2,978,356.

     The Company's working capital was $1,088,198 as of December 31, 2001, compared to working capital of $2,878,118 as of December 31, 2000. The reduction in working capital was primarily attributable to a reduction in accounts receivable of $1,380,120 or 53%, and a reduction in inventories of $176,060, or 31%. Accounts Receivable were heavily impacted by the write-off of the Torita Group receivable of $1,606,822. These reductions were accompanied by an increase in Accounts Payable and Accruals of $97,562 or 22%. The increase is largely attributable to the Company's reduced sales and tight cash position, which forced the Company to stretch out its payment schedule.

     Total assets decreased to $5,024,382 as of December 31, 2001, from $6,753,917 as of December 31, 2000. The decrease in total assets was attributable primarily to the reduction in receivables caused by the complete write-off of the Company's $1.6 million dollars in Torita group receivables.

     The increase in liabilities from $440,221 in 2000 to $537,783 in 2001 was due to the increase in the Company's Accounts Payable and Accrued expenses as a result of factors already discussed.

     The Company issued 37,000,000 shares of its common stock to three individuals during the year pursuant to consulting agreements. In addition, the Company issued 2,971,512 shares of stock and $4,500 in cash to pay a finder's fee. The stock was utilized in order to conserve the Company's cash. These transactions, though mostly non-cash, resulted in an expense on the Company's Statement of Operations of $4,574,106, and contributed materially to the loss for the year.

     The Company's liquidity is primarily dependent on using its limited cash resources and credit facilities in a prudent manner as it proceeds to restore sales and return to profitability.

Results of Operations

12 Months Ended 12/31/01

     The Company realized a net loss of $6,119,313 for the year ended December 31, 2001, compared to a net profit in the 2000 fiscal period of $2,652,724. $4,574,106 of the loss was due to the payment of consulting fees and a finders' fee, paid primarily in stock, and expenses related to the Torita Donghao acquisition. A write-off of receivables in the amount of $1,606,822 plus a $56,310 loss on contract work done for others more than offset a profit from manufacturing operations of $117,925.

Revenues

     The Company's manufacturing revenues declined $13,611,374 or 74% to $4,817,604 in fiscal 2001 compared to $18,428,978 in fiscal 2000 primarily due to a change in the Company's method of doing business with most of its customers, and to a generally lower level of sales. Historically, the Company purchased all or almost all of its raw materials to fulfill orders. The Company now requires its customers to supply the bulk of the raw materials
needed to manufacture products for those customers.   This reduces the
Company's working capital requirements and allows the Company to concentrate its efforts on what it knows best -- manufacturing.

     Cost of sales for the year ended December 31, 2001 decreased
$12,168,014 or 76% to $3,848,540 from $16,016,554 in fiscal 2000, resulting in a gross margin of $969,064 in the 2001 period, a decrease of $1,443,360 or 60% compared to a gross margin of $2,412,424 in the 2000 fiscal period. However, gross margin as a percent of manufacturing revenue increased to 20% from 13% in the comparable period. The increase in margins resulted from the Company's new policy of requiring most of its customers to supply the bulk of the raw materials for the manufacture of their products, and also from a change in the sales mix from export to local sales. Local sales are higher-margined. The new policy was first implemented chiefly during the second quarter, and may or may not be continued, dependent on business conditions, customer requirements, and importantly, the Company's ability to finance its purchases of raw materials.

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

Expenses

     Administrative expenses increased $370,407 or 160% to $601,775 for the year ended December 31, 2001 compared to the same period in 2000. This increase was the product of several factors. As sales fell, wages and salaries did not decrease commensurably. The Company elected to keep its key managers, who could not easily be replaced with people of equivalent experience and skill, on the expectation that the economic slowdown and other factors which heavily impacted the Company's operations during the 2001 fiscal year represented unusual events, which would be unlikely to be repeated. In addition, the rent on the Company's manufacturing facilities increased substantially to a market rate. The Torita Group had, in the past, rented the space to the Company at a very reasonable rate. When the Company became independent of Torita Group, this low rate was no longer available. In addition, the reverse acquisition which resulted in the former Torita Donghao becoming a U.S. Public Company increased its overhead, partially due to the requirement for a U.S. and a Toronto, Canada office, as well as expenses particular to this new development the Company had not previously incurred.

     Financial and selling expenses increased $74,574 or 43% to $249,364 in fiscal 2001, compared to $174,790 in the previous fiscal year. Financial costs were higher due to higher bank and interest charges during the year.
The Company also incurred foreign exchange losses, which contributed to an increase in financial costs. Selling expenses, however, declined. When sales decreased, wages and salaries were reduced, traveling expenses were trimmed, and delivery charges, customs charges and bonuses declined, reflecting the lower level of sales in general and export sales in particular.

     The Company incurred an expense for Consulting Fees in the amount of $4,574,106 in fiscal 2001. There was no such expense in the previous fiscal year. The expense resulted from the issuance of a total of 37,000,000 shares of the Company's $0.10 par value common stock during the 2001 period, valued at an average price of $0.10 per share, for services, primarily services in assisting the Company in identifying and negotiating the future acquisition of companies based in the People's Republic of China. In addition, the Company paid a finders' fee consisting of 2,971,512 shares of stock, valued at $0.22 per share, and $4,500 in cash in connection with the Torita Donghao transaction. The Company did not have the resources to pay these fees and expenses in cash, and in order to preserve its cash for reinvestment in its business, chose to pay them in stock, at the fair market value at the time of payment. The
Company was contingently liable to issue an additional 20,000,000 shares of its common stock based on performance. Those shares will not be issued.
The Company also incurred a total of $180,000 in expenses in relation to the due diligence work performed for the acquisition of the net assets of Torita Donghao LLC.

     The Company had a loss on sub-contract work of $56,310 in fiscal 2001. In the fiscal year ended December 31, 2000, the Company had sub-contract income of $648,488. The Company was unable to price this work in the 2001 fiscal year at a level which recovered its costs and provided an adequate operating margin.
In addition, less subcontract work was obtained during the 2001 periods compared with the comparable period.

Three Months Ended December 31, 2000

     The Company realized a net loss of $25,610 for the three months ended December 31, 2000, compared to a net profit in the three months ended December 31, 1999 of $88,050. Please note that the 2000 period is audited, but the 1999 period is not. However, results for the full fiscal year which included the 1999 period, the year ended September 30, 2000, were audited and were included in the Company's 10-KSB filed for that year.

     There were no oil and gas sales for the three month period ended December 31, 2000 since the Company had sold all of its producing assets in prior fiscal periods to prepare the Company for a sale or acquisition. These sales, which mainly took place in the three months ended June 30, 2000, eliminated the Company's working interest production. In the 1999 fiscal period, oil and gas sales were $10,421.

     There were no oil and Gas production costs in the 2000 fiscal period since there was no production. In the comparable fiscal period, production costs were $2,909.

     Depletion, depreciation and amortization costs decreased to $326 from $1,022 in the comparable three month period. This directly reflected the asset sales which had taken place.

     General and administrative expenses decreased $12,922 or 32% to $26,903 for the three month period ended December 31, 2000 compared to the period ended December 31, 1999, in which these expenses were $39,825.This decrease was the result of the Company's continual efforts to reduce costs as it prepared to either be acquired or acquire another company. This reduction was achieved in spite of legal costs incurred in contemplation of such a transaction and the costs of the December 15, 2000 shareholders' meeting. The Company moved its offices May 31, 2000, and this resulted in a considerable reduction inrent in the three months ended December 31, 2000 compared to the 1999 fiscal period.

     Other income decreased $119,766 or 99% to $1,619 in the 2000 fiscal period from $121,385 in the 1999 period. In the 1999 period, the Company had many non-recurring items, the largest of which was the sale of mineral rights which the Company had carried at no value on its books for a total of $71,658. No such sale was made in the 2000 period. There was a gain on forgiveness of debt of $30,985. This gain was non-recurring since the Company had paid or settled all of its debts except for current accruals arising in the ordinary course of business. Contract income of $15,656 was realized in the 1999 period, but none was recorded in the 2000 fiscal period. Interest income net of interest expense of $3,086 resulted from cash balances held at that time. The reduction in interest income in the 2000 fiscal period simply reflected the reduction in cash balances which had occurred over a year's time due to a level of ongoing costs in excess of ongoing revenues.

Commitments

     The Company entered into Employment Agreements with its President, its Corporate Secretary, and its Vice President, effective March 1, 2001, and a Consulting Agreement with its Corporate Counsel, effective July 10, 2001. The Company has not made the payments contemplated by these agreements to these individuals, although they have continued to discharge their duties on behalf of the Company. Nova intends to make these payments as soon as its financial abilities permit. The Company registered 2,500,000 shares of its common stock during the fiscal year, so that these three employees and its Corporate Counsel could be compensated in stock, until the Company's cash flow permitted. The President was issued 636,364 shares of common stock during the year, in lieu of $70,000 in salary, and the Company's Corporate Counsel was issued 136,609 shares of common stock in lieu of $15,027 in legal fees. No shares were issued to the other two employees, nor did they receive any cash compensation. The remaining shares of stock so registered will be sufficient to cover only a small portion of the salaries and fees owed to these individuals. At December 31, 2001, the amounts owed these individuals aggregated approximately $215,000. The annual cost of these Agreements is approximately $300,000.

     The Company leases its manufacturing and office space in Zhuhai City, PRC on a month-to-month basis. Due to the large amount of vacant space readily available in Zhuhai City at reasonable cost, the Company prefers, at this time, not to sign a long-term lease on its manufacturing and office space. The Company does not believe that this situation will change over the next several years, and prefers the flexibility this arrangement provides.

     The Company moved its corporate offices in Denver to smaller space in May 2000 to reduce costs. Monthly rent was reduced from approximately $2,000 to $375. So that the Company could avoid signing a new lease, Brian B. Spillane, the President of the Company, took out the lease, and rents the space to the Company at cost, on a month-to-month basis. The Company had leased a copying machine for three years. When this lease ran out, the leasing company suggested extending the lease at the same rate the Company had been paying.
It was not deemed prudent for the Company to buy this machine, nor commit itself to a new lease. Mr. Spillane purchased the copying machine from the leasing company. The Company pays, on an actual cost basis, to maintain the machine and for supplies, with no long-term commitment to do so.

     The Company's office space in Toronto, Canada has been provided by the President in his residence at no cost to the Company. There is no long-term commitment on this space.

     The Company has entered into a one-year agreement with Qwest to provide its local telephone service in Denver, Colorado. In the event the Company terminates this service prior to the end of the term, its termination cost is estimated at approximately $100.

     The Company entered into an Agreement, effective April 1, 2002, with MCM Stock Transfer Co, for stock transfer services at a monthly fee of $900, subject to revision in six months. If this Agreement is canceled by the Company, the Company will incur a cost per shareholder of record based on industry standards at the time of cancellation. As/of December 31, 2001, the Company was in arrears in the amount of $3,578, which monies were advanced by its transfer agent for supplies to be used for its shareholder mailing for a Shareholders' meeting contemplated to take place in 2002.

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

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    NOVA NATURAL RESOURCES CORPORATION

                         FINANCIAL STATEMENTS

                                AND

                          AUDITOR'S REPORT

                         DECEMBER 31, 2001

TABLE OF CONTENTS


TABLE OF CONTENTS........................................................2
AUDITOR'S REPORT.........................................................3
BALANCE SHEETS...........................................................4
STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS.........................5
STATEMENTS OF STOCKHOLDER'S EQUITY.......................................6
STATEMENTS OF CASH FLOW..................................................7
NOTES TO THE FINANCIAL STATEMENTS........................................8
NOTES TO THE FINANCIAL STATEMENTS........................................9
NOTES TO THE FINANCIAL STATEMENTS.......................................10
NOTES TO THE FINANCIAL STATEMENTS.......................................11
NOTES TO THE FINANCIAL STATEMENTS.......................................12

                                            AUDITOR'S REPORT

To the Shareholders of
Nova Natural Resources Corporation

I have audited the accompanying balance sheet of Nova Natural Resources Corporation as at December 31, 2001 and 2000 and the statements of operations, stockholders' equity and cash flows for the years then ended. These statements are the responsibility of the corporation's management.
My responsibility is to express an opinion on these financial statements based on my audit.

I conducted by audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

I was unable to attend the physical counting of inventories at the beginning and at the end of the year nor satisfy myself concerning those inventory quantities by alternative means. Since opening and ending inventories enter into the determination of the results of operations and cash flows, I was unable to determine whether adjustments to cost of sales, net income for the year, accumulated surplus(deficit) and cash provided from operations might be necessary.

In my opinion, except for the effect of adjustments, if any, had I been able to examine the opening or ending inventories quantities, as described in the preceding paragraph, the financial statements referred to above present fairly in all material respects, the financial position of the corporation for the year ended December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States.

/s/ Eddy S.L. Chin
Chartered Accountant
Markham, Ontario, Canada
April 9, 2002

                        NOVA NATURAL RESOURCES CORPORATION
                                  BALANCE SHEETS
                        AS AT DECEMBER 31, 2001 AND 2000

                               ASSETS             12/31/01                    12/31/00
Current

Bank                                               $     12,635               $     33,096
Accounts Receivable                                   1,218,406                  2,589,526
Inventories - Note 2 and 3                              394,940                    571,000
Prepaid Expenses and Deposits                                 0                    124,717
                                                      _________                __________
                                                      1,625,981                  3,318,339

Long Term

Receivable from Affiliated Parties - Note 8             654,430                    184,641
Capital Assets - Note 2 and 4                         2,743,971                  3,055,830
Long Term Investments                                         0                     15,107
                                                      _________                   _________
                                                      3,398,401                  3,255,578

                                                      5,024,382                  6,573,917
                                                      =========                  ==========

                          LIABILITIES

Current

Accounts Payable and Accruals                           537,783                    440,221
                                                       ________                  _________

                  STOCKHOLDERS' EQUITY

Common stock, $0.10 par value, 300,000,000
shares authorized; 270,832,724 shares issued
and outstanding                                      27,083,272                  3,155,340

Additional Paid in Capital                          (19,455,716)                         0

Accumulated Surplus(Deficit)                         (3,140,957)                 2,978,356
                                                     ___________                 _________
                                                      4,486,599                  6,133,696

                                                $     5,024,382                $ 6,573,917
                                                     ==========                ===========

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.


                                    NOVA NATURAL RESOURCES CORPORATION

                               STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                     12/31/2001                 12/31/2000
Sales Revenue                                    $   4,817,604               $  18,428,978

Less Cost of Sales                                  (3,848,540)                (16,016,554)
                                                    ___________               ___________

Gross Margin                                           969,064                   2,412,424

Expenses:
Administrative                                         601,775                     231,368
Financial and Selling                                  249,364                     174,790
                                                     __________                 ___________
                                                       851,139                     406,158

Consulting Fees - Note 9                            (4,574,106)                          0

Income/(Loss) from Other Operations                    (56,310)                    646,488

Loss from Non-Operations - Note 6                   (1,606,822)                          0
                                                    ___________                   ________
Net Income/(Loss) for the year                  $   (6,119,313)               $  2,652,754
                                                    ==========                  ==========

Basic and diluted net income(loss) per share    $      (0.026)               $     0.012
                                                    ==========                 ===========

Weighted Average Common Shares
 Outstanding                                        237,834,275               213,249,672
                                                    ==========                ===========

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements

                       NOVA NATURAL RESOURCES CORPORATION

                       STATEMENTS OF STOCKHOLDERS'EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                  Preferred Stock                   Common Stock
                                Shares         Amount           Shares      Amount

Balances, December 31, 1999         0       $       0        213,249,672   $ 21,324,967

Net income for the year
                            ___________________________________________________________
Balances, December 31, 2000         0             0          213,249,672   $ 21,324,967

Acquisition of Nova        1,792,267        1,792,267          13,254,033     1,325,403

Acquisition adjustments

Acquisition costs                                               2,971,512       297,152

Debt Conversion           (1,792,267)      (1,792,267)          3,584,534       358,453

Stock Compensation                                             37,772,973     3,777,297

Net loss for the year
                          ______________________________________________________________
Balances, December 31,2001         0         $      0         270,832,724  $ 27,083,272

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements


                       NOVA NATURAL RESOURCES CORPORATION

                  STATEMENTS OF STOCKHOLDERS'EQUITY(CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                Additional           Accumulated                   Total
                                Paid-in-capital        Surplus                  Shareholders'
                                                      (Deficit)                    Equity

Balances, December 31, 1999     $  (18,169,627)      $    325,602               $   3,480,942

Net income for the year                                 2,652,754                   2,652,754
                                _____________________________________________________________
Balances, December 31, 2000        (18,169,627)         2,978,356                   6,133,696

Acquisition of Nova                  6,812,642         (9,895,548)                     34,762

Acquisition adjustments             (9,895,549)         9,895,548

Acquisition costs                      356,642                                        653,794

Debt Conversion                      1,433,814

Stock Compensation                       6,364                                      3,783,661

Net loss for the year                                  (6,119,314)                 (6,119,314)
                          ____________________________________________________________________
Balances, December 31,2001      $  (19,455,715)     $  (3,140,957)              $   4,486,599

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements

______________________________________________________________________________
                    NOVA NATURAL RESOURCES CORPORATION

                          STATEMENTS OF CASH FLOW
         FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
________________________________________________________________________________


                                                        12/31/01          12/31/00
                                                       ________           _________
Cash Provided by(used in):

Operating Activities
   Cash from Operations                              $  (6,119,313)       $  2,652,754
   Cash Provided from non cash items
            Amortization                                   335,052             515,947
  Net change in Non Cash Working Capital-Note 5          1,769,459          (1,541,213)
                                                         ______________________________
                                                        (4,014,802)          1,627,488
Investing Activities
      Net Purchase of Capital Assets                       (23,193)           (191,222)
     Long Term Investments                                  15,107             (15,107)
                                                         ______________________________
                                                                                                 (8,086)              (206,329)

Financing Activities

   Issue of Share Capital                                4,472,216                   0
  Loans from Affiliated Parties                           (469,789)         (1,394,374)
                                                         ______________________________
                                                         4,002,427          (1,394,374)


Increase(Decrease) in Cash during the period              (20,461)              26,785

Cash Balance- beginning of year                            33,096                6,311
                                                         ______________________________

Cash Balance- end of year                             $    12,635         $     33,096
                                                         =============================

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements

                                       NOVA NATURAL RESOURCES CORPORATION

                                          NOTES TO THE FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

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

  For accounting purposes, this business combination has been accounted for in accordance with the Accounting Principles Board Opinion No: 16 as a "reverse acquisition" with no goodwill or
  other intangibles being recorded.    All the cost of acquisition
  has been expensed.

  The balance sheet includes all the assets, liabilities and equity of the combined corporations as at December 31, 2001. Similarly, the statements of operations and cash flow for the period from January 1 to December 31, 2001 show the combined financial results of the both corporations after the reverse acquisition. The comparative figures for the period from January 1, 2000 to December 31, 2000, however, show the financial results of only Torita Donghai LLC, formerly operating as Donghao Computer Enterprises Co. Ltd.

2.  Summary of Significant Accounting Policies

a.  Use of Estimates
    The preparation of the company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The actual results could differ from those estimates.

b.  Cash equivalents
    The company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

c.  Earnings per Share
    Net loss per share is presented in accordance with the provisions of the Statement of Financial Accounting Standards (SFAS) No: 128, Earnings Per Share. SFAS No:128 replaces the presentation of primary and diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS No: 128, basic EPS excludes dilution for potential common shares and is computed by dividing the net loss by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common stock. Basic and diluted EPS are the same in 2001 and 2000 as all potential common shares were antidilutive.

d.  Stock based Compensation
    The company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles
    Board Opinion No: 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation costs for stock options granted to employees is measured as the excess, if any, of the quoted price of the company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock. In October 1995, the Financial Standards Board issued a new statement SFAS No: 123, Accounting for Stock-Based Compensation. SFAS No: 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees must be accounted for by the fair value method. The company has decided not to adopt the fair value accounting method prescribed by SFAS No: 123 for employees, but is subject to the related disclosure requirements.

e.  Inventories
    Inventories are stated at the lower of cost and market, cost being determined under the first-in, first-out method.

f.  Foreign Currency Translation
    The assets, liabilities and operations of the corporation were measured in the currency of the People's Republic of China ($RMB). The assets and liabilities have been translated to the United States ($US) dollars at the current rate of $RMB 8.28 to $US 1.00. The revenue, expenses, gains and losses of the corporation have been translated using a weighted average of $RMB 8.28 to $US 1.00.

g.  Capital Assets
    Capital assets are stated at cost. Amortization is provided at rates which are designed to write off the assets over their estimated useful lives.

    General factory machinery                     straight line over 9 years
    Electronics equipment                         straight line over 10 years
    Computer equipment                            straight line over 12 years
    Office equipment                              straight line over 6 years
    Installation equipment                        straight line over 15 years
    Assembly equipment                            straight line over 3 years
    Packing equipment and micro computers         straight line over 5 years
    Factory Computer and Audio equipment          straight line over 7 years
    Central computer system                       straight line over 11 years
    Small office machines                         straight line over 21 years

h.  Revenue Recognition
    Product sales are recognized upon shipment provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed and determinable and collectibility is considered probable. An allowance for sales return is recorded at the time revenue is recognized based on the corporation's historical experience.

3.  Inventories

                                      12/31/01               12/31/00

Raw Materials                        $  176,981              $  203,945
Work in Progress                            169                 101,013
Finished Goods                          217,790                 266,042
                                    ___________________________________
                                     $  394,940              $  571,000

4.  Capital Assets

                                             Accumulated              Net Book Value
                               Cost          Amortization       12/31/01         12/31/00
Machinery and Equipment    $  5,402,361     $ 2,660,794       $ 2,741,567        $ 3,052,467
Computer                          6,972           4,568             2,404              3,363
                          __________________________________________________________________
                           $  5,409,333     $ 2,665,362       $ 2,743,971        $ 3,055,830

5.  Net Change in Non Cash Working Capital

                                        12/31/01           12/31/00

Accounts Receivable                 $  1,371,120         $ (1,425,950)
Inventories                              176,060              461,349
Prepaid Expenses and Deposits            124,717              (23,364)
Accounts Payable and Accruals             97,562             (553,248)
                                   ___________________________________
                                    $  1,769,459          $(1,541,213)

6.  Loss from Non-Operations

    The loss from non-operations of $1,606,822 resulted from the following:
    During the year, the company wrote off loans receivable from an affiliated company in the amount of $1,591,715. The affiliated company has filed for bankruptcy and the amount of receivable cannot be reasonably determined to be collectible.

    During the year, the company wrote off the equity investment in a cosmetic company in the amount of $15,107.

7.  Income Taxes

    Zhuhai Donghao Electronics Development Ltd. has been exempted from paying the 2001 and 2000 income taxes by the Chinese government because of their export sales and other related reasons. As such, there is no provision for income taxes for the current year.

8.  Receivable from Affiliated Parties

    The receivable from affiliated parties are balances outstanding with various divisions of the Torita Corporation Ltd. These receivables are not expected to be collected within one year.

9.  Consulting Fees

    During the year, Nova Natural Resources Corporation engaged the services of several parties to assist the company in corporate strategy, financial reporting and in identifying acquisitions totaling $4,574,106. The advisory service agreements totaled $3,700,000 while the finder's fees and due diligence work performed for the acquisition of the net assets of Torita Donghao Delaware L.L.C. totaled $874,106. These services were financed mainly from the issuance of the common stock of the corporation.

                  NOVA NATURAL RESOURCES CORPORATION

                         FINANCIAL STATEMENTS

                                 AND

                           AUDITOR'S REPORT

                 OCTOBER 1, 2000 TO DECEMBER 31, 2000

TABLE OF CONTENTS


TABLE OF CONTENTS........................................................2
AUDITOR'S REPORT.........................................................3
BALANCE SHEETS...........................................................4
STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS.........................5
STATEMENT OF CHANGES IN FINANCIAL POSITION...............................6
NOTES TO THE FINANCIAL STATEMENTS........................................7
NOTES TO THE FINANCIAL STATEMENTS........................................8

                                            AUDITOR'S REPORT

To the Shareholders of
Nova Natural Resources Corporation

I have audited the accompanying balance sheet of Nova Natural Resources Corporation as at December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These statements are the responsibility of the corporation's management.
My responsibility is to express an opinion on these financial statements based on my audit.

I conducted by audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significantestimates made by management, as well as evaluating the overall financial statement presentation.

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position ofthe corporation for the year ended December 31, 2000 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States.

/s/ Eddy S.L. Chin
Chartered Accountant
Markham, Ontario, Canada
April 9, 2002

                 NOVA NATURAL RESOURCES CORPORATION

                           BALANCE SHEET
                      AS AT DECEMBER 31, 2000

                               ASSETS                        12/31/00
Current
Bank                                                        $    32,549

Long Term
Capital Assets                                                    2,213
                                                            ___________
                                                            $    34,762
                                                            ===========

                    STOCKHOLDERS' EQUITY

Convertible preferred stock, $1.00 par value, 3,000,000
shares authorized; 1,792,267 shares issued and
outstanding, liquidation preference                         $ 1,792,267

Common stock, $0.10 par value, 17,000,000 shares
authorized; 13,254,033 shares issued and outstanding          1,325,403

Additional paid-in capital                                    6,812,641
                                                            ___________
                                                              9,930,311

Accumulated Deficit                                          (9,895,549)
                                                            ___________
                                                            $    34,762
                                                            ===========

                                                            $    34,762

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
            FOR THE PERIOD FROM OCTOBER 1, 2000 TO DECEMBER 31, 2000
                                                                              Note 4
                                                Three Months              Three Months
                                                   Ended                     Ended
                                                 12/31/2000                12/31/1999

Revenue
  Oil and Gas sales                             $         0               $      10,421

Expenses:
  Oil and Gas production costs                            0                       2,909
  Depletion, depreciation, and amortization             326                       1,022
  General and Administrative                         26,903                      39,825
                                                _______________________________________
                                                     27,229                      43,756

Other Income(Expenses):
  Interest Income                                       469                       6,938
  Interest Expense                                        0                      (3,852)
  Contract Income                                         0                      15,656
  Gain on Forgiveness of Debt                             0                      30,985
  Sales of Mineral Rights                                 0                      71,658
  Gain on Sale of Asset                               1,150                           0
                                                 _______________________________________
                                                      1,619                     121,385

Net Income/(Loss) for the year                  $   (25,610)             $       88,050

Net Income/(Loss) per share (Basic and Diluted) $       0.00             $         0.00
                                                 ______________________________________

Weighted Average Common Shares Outstanding        13,254,033                  9,399,131
                                                 ______________________________________

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                        NOVA NATURAL RESOURCES CORPORATION

                    STATEMENT OF CHANGES IN FINANCIAL POSITION
              FOR THE PERIOD FROM OCTOBER 1, 2000 TO DECEMBER 31, 2000

                                                                              Note 4
                                                Three Months              Three Months
                                                   Ended                     Ended
                                                 12/31/2000                12/31/1999

Cash Provided by (Used in):

Operating Activities
  Cash from Operations                         $   (25,610)              $     88,050
  Cash provided from non cash items
    Gain on sale of mineral rights                       0                    (71,658)
    Gain on forgiveness of debt                          0                    (30,985)
    Amortization                                       325                      1,022
  Net Change in Non Cash Working Capital - Note 2     (994)                   (21,555)
                                               ________________________________________
                                                   (26,279)                   (35,126)

Investing Activities
  Proceeds from sale of assets                           0                     84,308
  Capital Expenditures                                   0                     (3,401)
  Collection of principal on note receivable             0                     40,696
                                               _________________________________________
                                                         0                    121,603

Financing Activities
  Principal payments on notes payable                    0                    (43,841)
  Loans from Affiliated Parties                          0                     22,500
                                               _________________________________________
                                                         0                    (21,341)

Increase(Decrease) in Cash during the period       (26,279)                    65,136

Cash Balance - beginning of period                  58,828                      2,363
                                               _________________________________________

Cash Balance - end of period                   $    32,549               $     67,499
                                               =========================================

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                      NOVA NATURAL RESOURCES CORPORATION

                      NOTES TO THE FINANCIAL STATEMENTS
         FOR THE PERIOD FROM OCTOBER 1, 2000 TO DECEMBER 31, 2000

1.  Summary of Significant Accounting Policies

a.  Nature of Business
    Nova Natural Resources Corporation (the "Company") has focused on exploring for paper grade kaolin on leases in Minnesota, seeking partners for exploration and development of gold on its properties in Alaska and Colorado and seeking partners for exploratory drilling on two oil and gas prospects in Wyoming. Management determined that the Company would be more valuable, and the interests of its shareholders would be better served by the sale, reassignment, and abandonment of the Company's assets, utilizing the proceeds of asset sales to pay off the Company's debt, and marketing of the Company as a "shell".

b.  Use of Estimates
    The preparation of the company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The actual results could differ from those estimates.

c.  Cash Equivalents
    The company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

d.  Earnings per Share
    Net loss per share is presented in accordance with the provisions of the Statement of Financial Accounting Standards (SFAS) No: 128, Earnings Per Share. SFAS No:128 replaces the presentation of primary and diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS No: 128, basic EPS excludes dilution for potential common shares and is computed by dividing the net loss by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common stock. Basic and diluted EPS are the same in 2000 and 1999 as all potential common shares were antidilutive.

e.  Stock based Compensation
    The company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board
    Opinion No: 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation costs for stock options granted to employees is measured as the excess, if any, of the quoted price of the company's common stock at the measurement date (generally, the date of grant)over the amount an employee must pay to acquire the stock. In October 1995, the Financial Standards Board issued a new statement SFAS
    No: 123, Accounting for Stock-Based Compensation. SFAS No: 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees must be accounted for by the fair value method. The company has decided not to adopt the fair value accounting method prescribed by SFAS No: 123 for employees, but is subject to the related disclosure requirements.

2.  Net Change in Non Cash Working Capital

                                                  12/31/2000        12/31/1999

  Accounts Receivable                             $       0         $    5,518
  Prepaid Expenses and Deposits                           0                604
  Accounts Payable                                     (994)           (25,645)
  Accruals                                                0             (2,032)
                                                  _____________________________
                                                  $    (994)        $  (21,555)
                                                  =============================

3.  Stockholders' Equity

  Preferred Stock
  The company's preferred stock outstanding is convertible into 3,584,534 shares of common stock. The preferred shares contain 2-for-1 voting rights, have a $1.00 liquidation preference and have no stated dividend rate.

4.  Comparative Figures

  The comparative figures are unaudited and have been presented for informational purpose only.

PART III

ITEM 8.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE

Directors

The directors of the Company are set forth in the following table:

Name and Positions                                      Served as
Held With the Company                   Age           Director Since

Han Zhende, Chairman of the
  Board (1)                             58          September 21, 2001

Edward T.S. Chan, President.
Chief Executive
Officer and Treasurer (2)               40          February 27, 2001

Brian B. Spillane, Secretary (3)        65          April 22, 1986

Chris Tse, Vice President  (4)
   (1)  Chairman of the Board since September 21, 2001.
   (2)   President and Chief Executive Officer since February
         27, 2001.
   (3) Resigned as President of the Company February 27, 2001, Secretary since February 27, 2001.
   (4) Vice President since March 1, 2001, Director since September 21, 2001, resigned as Officer and Director effective 11/30/01.

All directors are elected to serve until the next annual meeting or until retirement or resignation. There is no family relationship between any director of the Company and any other director or executive officer. The following paragraphs set forth an account of the business experience of each of the Company's directors and executive officers, including his principal occupation and employment.

Mr. Han was President of Choikat Industrial Group of the People's Republic of China from 1993 through 1997. During his tenure, the company received ISO 9000 certification, and both production caspacity and sales increased 15% per year. In 1997, he became President of Torita Group, a large diversified industrial firm which manufactured consumer electronics and communications equipment, manufactured plastic parts and componentry, printed circuit boards and allied parts used in electronics manufacturing. Torita Group also had a biomedial division and a cosmetics division, and substantial real estate holdings. Mr. Han became the CEO of Torita Electronics (Hong
Kong) Ltd, wholly owned by Torita Donghao LLC, a Delaware Limited Liability Company. when it was spun off from Torita Group. Subsequently, Torita Electronic (Hong Kong) Ltd. became the major asset of the Registrant upon Closing of the reverse acquisition of Torita Donghao LLC in February 2001. Torita Group filed for bankruptcy in China in 2001, due to its large portfolio of non-performing real estate holdings. Mr. Han became a Director of the Company and Chairman of the Board in September 2001.

Mr. Spillane became President and Chief Executive Officer of the Company effective April 1, 1989. He resigned that position on February 27, 2001, as contemplated upon Closing of the acquisition of Torita Donghao, LLC by the Company. He was requested to remain with the Company as its Corporate Secretary and a Director, and he agreed to do so. Prior to April 1989 he was an independent consultant to the oil, gas and minerals industry. From February, 1982 to November, 1987, he was employed as Executive Vice President of Barrett Resources Corporation, a publicly held oil and gas exploration company, where his duties primarily involved mergers, acquisitions, and capital financing in addition to involvement in other operations. He graduated from the University of Detroit in 1961 with a B.S. in Mechanical Engineering and holds a M.S. in Mechanical Engineering from San Diego State University. He is a Registered Professional Engineer (mechanical) in California.

Mr. Chan became President, Chief Executive Officer and a Director of the Company effective February 2001. From 1997 to 1998, he was employed as a consultant to Rhine Holdings Ltd., a company listed on the Hong Kong Stock Exchange, where he was in charge of restructuring the company, including asset liquidation and spin off, creditor negotiation and settlement, and final disposition of the listed shell. In June 1998, he was named President of Torita Donghao LLC, which in turn was acquired by the Registrant, and became a publicly-held company.

No directors of the Company receive compensation as directors, but they have been granted options to purchase the Company's common stock under the 2001 Nova Natural Resources Corporation Non-Qualified Stock Option Plan. In addition, certain expenses incurred for Company business may be reimbursed. In January 2002, the Directors agreed to cancel their stock options and were issued new options (see Item 9: Executive Compensation).

Executive Officers

The following table sets forth the executive officers of the
Company:

  Name and Officer                   Age               Served as
                                                       Officer Since

Edward T.S. Chan			       45                February 27, 2001
  President, Chief Executive
  Officer and Treasurer

Han Zhende
  Chairman of the Board and
  Chief Operating Officer            55	             February 27, 2001

Brian B. Spillane
  Secretary                          65                April 1, 1989

 For an account of the business experience during at least the past five years for Messrs. Chan, Han, and Spillane, see
"Directors".

ITEM 9.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of the President, Chief Executive Officer, and Treasurer; the Chairman of the Board and Chief Operating Officer; the Secretary and the Vice President of the Company as of December 31, 2001, 1999, and 1998 for services in all capacities to the Company.

                      Summary Compensation Table

                                                     Long Term Compensation
                                  Annual
                               Compensation                   Awards
Name and                          Salary           Restricted Stock       Options
Principal Position      Year        $                Award ($)               #
Edward T.S. Chan(3)     2001       -0-              70,000 (1)         4,661,2000
 President, CEO
 & Treasurer.

Brian B. Spillane       2001       -0-               -0-               2,330,600
  Secretary             2000     29,800              4,050(2)              0
                     	1999       -0-               -0-                  -0-

Han Zhende(3)           2001      8,796(5)           -0-               2,330,600
 Chairman of the
  Board, Chief
  Operating Officer.

(1)  S-8 stock -- (see Issuance of Stock for Services)
(2)  ESOP contribution (the Company's ESOP has been
     terminated)
(3)  Messrs Chan and Zhende were employed by the Company in
     2001
(4) Messrs Chan and Spillane have salary agreements, but have not been paid any cash salary (see Issuance of Stock for Services)
(5) Mr. Zhende's salary of 72,000 $RMB has been converted to U.S. dollars at the current rate of $RMB 8.28 to $US 1.00.

Issuance of Stock for Services

At the beginning of the 2000 fiscal year, the Company had not paid or otherwise compensated its employees since mid-1998, except for bonuses totaling $10,000 and salary to one employee who performed work for a third party, for which the Company was paid, and then in turn paid the employee. Nonetheless, all of the employees continued to discharge their duties. ESOP contributions cannot be made in the absence of such salaries. In January 2000, the Board of Directors issued restricted common shares to Brian B. Spillane, then President, in the amount of 835,000 shares, for services and in recognition of Mr. Spillane's personal guarantee of the Company's line of credit and his providing collateral for such line of credit over the past 2 years, for which he received no compensation. Restricted common shares were also granted to the other employees and Directors of the Company, none of whom are currently affiliated with the Company.. All of these individuals agreed to cancel the options which had been granted to them under the Company's 1998 Nonqualified Stock Option Plan. A total of 3,855,000 shares were issued, effective January 6, 2000, and a total of 3,673,577 shares underlying stock options were canceled.

The Torita Donghao LLC transaction was Closed on February 27, 2001. Subsequent to the Closing of this transaction, the Company has had no funds available in North America to pay the salaries of its North American employees, i.e. its President and its Secretary and its Vice President and Director, all of whom have entered into employment agreements. On September 14, 2001, the Company filed a Registration Statement on Form S-8 (incorporated herein by reference) which provided for the issuance of up to 2,500,000 shares of common stock to the three employees and the Company's Corporate Counsel in lieu of cash salaries and fees. The intent was to provide compensation to such individuals until the Company's cash flow permitted payment of cash salaries, as contemplated by these individual's employment and consulting agreements. During fiscal 2001, 636,364 shares of common stock were issued to Mr. Chan in lieu of $70,000 in salary, and 136,609 shares were issued to Mark D. Stubbs, Esq., Corporate Counsel, in lieu of $15,027 in legal fees. Messrs. Spillane and Tse received
neither cash nor stock compensation.   Mr. Tse resigned his
positions with the Company, effective 11/30/02.

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

In January, 1998 the Board of Directors approved the Nova Natural Resources Corporation Nonqualified Stock Option Plan. A total of 4,500,000 shares of the Company's Common Stock had been reserved for issuance under the terms of the two Plans. In January 2000, all option holders agreed to cancel their options under this Plan, and in August 2001, the Board canceled the 1998 Non-Qualified Stock Option Plan and replaced it with the Nova Natural Resources Corporation 2001 Non-Qualified Stock Option Plan.

Option Grants in Last Fiscal Year

In August 2001 the Board granted options under the Nova Natural Resources Corporation 2001 Non-Qualified Stock Option Plan to the four Directors of the Company at $0.11 per common share. In January 2002, the Board, recognizing that the exercise price originally established was far in excess of the market price of the shares, rendering the incentive to the grantees of little value, reduced the exercise price under this Plan from $0.11 to $0.005, effective January 29, 2002.

Edward T.S. Chan, President, CEO,Treasurer    4,661,200 shares
Han Zhende, Chief Operating Officer           2,330,600 shares
Brian B. Spillane, Secretary                  2,330,600 shares
Chris Tse, Vice President(1)                  2,330,600 shares

(1) Mr. Tse resigned his positions with the Company, effective 11/30/02.

As/of April 12, 2002, no options have been exercised under the 2001 Plan.

Employee Stock Ownership Plans

Some years ago, the Board of Directors and the stockholders of the Company adopted the Nova Natural Resources Corporation Employee Stock Ownership Plan ("ESOP") for the benefit of its full-time employees, including its officers and directors.

As of September 30, 2000, 597,086, had been allocated to the account of Mr. Spillane, and a total of 778,573 shares had been allocated to the accounts of three other employees of the Company. The Board of Directors directed management to terminate the plan, and accordingly, no further shares were contributed to the plan, and the Plan was terminated in fiscal 2001. No shares were contributed to the Plan in fiscal 2001, 2000 or 1999.

ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND
MANAGEMENT

Principal Shareholders

The following table sets forth the only persons known to the Company, as of December 31, 2001, to own beneficially more than 5% of the Company's Common Stock, $.10 par value. There are no shares of the Company's Convertible Preferred Stock, $1.00 par value, outstanding. These are the Company's only classes of voting securities. Except as otherwise noted in the footnotes to the table, each person named has sole voting and investment powers relating to his shares.

Name and Address                   Amount and Nature of          Percent
of Beneficial Owner                Beneficial Ownership          of Class
Preferred Stock

None issued and Outstanding.

Common Stock

Torita Electronic (Hong Kong) LTD       138,612,287                51.2%
Torita Electronic City
North MingZhu Road
Zhuhai, China 519070

Ma Jun                                   21,324,287                 7.9%
Torita Electronic City
North MingZhu Road
Zhuhai, China 519070

Patrick Au, dba CPC Johnsen
Investment Management LLC                23,861,229                 8.8%
30 Rawlings Avenue
Richmond Hill, Ontario, Canada L4S 1B5


JTU Inc.                                 18,126,222                 6.7%
311 North Knowles
Winter Park, Florida 32789

The following table shows, at December 31, 2001 the shares of the Company's outstanding Common Stock, $ .10 per value, beneficially owned or controlled by each of the officers and directors of the Company and the shares beneficially owned by all of the officers and directors as a group. Except as otherwise noted in the footnotes to the table, each person named has sole voting and investment powers related to his shares.

Name of                                        Amount and Nature of
Beneficial Owner                               Beneficial Ownership        Percent of Class
Han Zhende                                      138,612,287 (1)                  51.2%
Director

Edward T. S. Chan                                 3,918,297 (2)                  1.4%
CEO, President and Treasurer and Director

Brian B. Spillane                                 2,111,128 (3)                  0.8%
Secretary and Director

All Directors and Officers
as a group (3 persons)                          144,641,712                     53.4%

(1) Includes 138,612,287 shares held by Torita Electronic (Hong Kong) Ltd. over which Mr. Han has voting control. Does not include options owned by Mr. Han under the Nova Natural Resources Corporation 2001 Non-qualified Stock Option Plan to purchase 2,330,600 shares of the Company's $0.10 par value common stock at $0.005 per share.

(2) Includes 2,330,700 shares held by Mr. Chan's wife. Does not include options owned by Mr. Chan under the Nova Natural Resources Corporation 2001 Non-qualified Stock Option Plan to purchase 4,661,200 shares of the Company's $0.10 par value common stock at $$0.005 per share.

(3) Does not include options owned by Mr. Spillane under the Nova Natural Resources Corporation 2001 Non-qualified Stock Option Plan to purchase 2,330,600 shares of the Company's $0.10 par value common stock at $0.005 per share. Does not include warrants granted to Mr. Spillane by the Company in February 2001 to purchase 699,288 shares of the Company's $0.10 par value common stock at $0.0086 per share. The amount of these warrants will increase according to terms specifying dilution protection during the term of the warrants, which will expire if not exercised, in November 2002. The present amount of Mr. Spillane's warrants, due to the dilution provisions of the warrant agreement, is 812,625 shares. Does not include options owned by Mr. Spillane to purchase 250,000 shares directly from Robert E. McDonald, a former Director of the Company, at $0.10 per share, and options owned by Mr. Spillane to purchase 250,000 shares directly from Karen McDonald, the former spouse of Mr. McDonald, at $0.10 per share.

The following table shows as of December 31, 2001 , the shares of the Company's Common Stock which would be held by Officers and Directors, $ .10 par value, assuming full exercise of all options.

Name of                    Amount and Nature of
Beneficial Owner           Beneficial Ownership          Percent of Class

Han Zhende                 140,942,887 (1)                   52.0%
Edward T. S. Chan            8,579,497 (2)                    3.2%
Brian B. Spillane            5,754,243(3)                     2.1%

All Directors and Officers
as a group (3 persons)                                       62.1%

(1) See Note (1) of the preceding table.
(2) See Note (2) of the preceding table.
(3) See Note (3) of the preceding table.

If full conversion of all outstanding options and warrants held by the Company's Officers and Directors occurred, the Company would have outstanding 281,644,989 shares of its Common Stock.


ITEM 11.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Edward T.S. Chan, the Company's President, has paid or has obligated himself to pay, on behalf of the Company, approximately $35,000 in Company expenses, for which he expects to be reimbursed.

Brian B. Spillane, the Company's Secretary and a Director, has paid Company expenses on behalf of the Company, for which he has not yet been reimbursed, in the amount of $9,269 as/of December 31, 2001. In addition, three former employees and Mr. Spillane are owed certain sums in connection with the February 2001 acquisition of Torita Donghao, the largest portion of which is owed to Mr. Spillane, in the aggregate amount of $24,186 as/of December 31, 2001.

There have been no other significant transactions between the Company and officers or directors of the Company during the fiscal year ended December 31, 2001.

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

 (v)      Report SC 13E4, date of report June 13, 1997.

(vi)      Report on Form 8-K, date of report October 9, 1997.

(vii)     Report on Form 8-K, date of report December 29, 1999.

(viii) Reports on Form 8-K dated March 23, 2000; April 24, 2000, June 21, 2000; July 14, 2000 and August 31, 2000.

(ix) Report filed on Form 10-KSB for the fiscal year ended September 30, 2000.

(x)       Reports on Form 8-K dated February 15, 2001 and on
          Form 8-K12G3, dated February 27, 2001 (including two amendments of the February 27 filing, filed on May 15 and June 21, 2001)

(xi)      Registration Statement on Form S-8, filed 9/14/01.

(xii)     Registration Statement on Form S-8, filed 10/17/01.

(xiii) Reports filed on Form 10-QSB for the quarterly periods ended December 31, 2001, March 31, June 30 and
          September 30, 2002.

(xiv)     Preliminary Proxy on Form 14-A, filed 11/5/01

(xv)      Report on Form 8K, filed April 1, 2002


                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Nova Natural Resources Corporation has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Denver, Colorado on this 12th day of April, 2002.

                      NOVA NATURAL RESOURCES CORPORATION
                                (Registrant)


                         By:/s/ Edward T.S. Chan
                         Edward T.S. Chan, President


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                           Date


/s/ Han Zhende, Director      Chairman of                     4/12/02
Han Zhende                    the Board

/s/ Edward T.S. Chan          President, Chief                4/12/02
Edward T.S. Chan              Executive Officer, Director

/s/ Brian B. Spillane         Secretary, Director             4/12/02
Brian B. Spillane