Form 10QSB
period 2002-03-31
NOVA NATURAL RESOURCES CORP
filed 2002-05-20
CIK 792935

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                        __________________

                           FORM 10-QSB/A
(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2002

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
      $0.10 par value common:  270,832,724
      There are no shares of the issuer's preferred stock outstanding.

  Transitional Small Business Disclosure Format  (Check One):
     Yes     ;   No  X

______________________________________________________________________________

                     NOVA NATURAL RESOURCES CORPORATION
                              BALANCE SHEET
                              March 31, 2002
                               (Unaudited)
______________________________________________________________________________



              ASSETS
Current

Bank                                          $    11,850
Accounts Receivable                             1,369,557
Inventories - Note 2                              360,994
Prepaid Expenses and Deposits                       2,926
                                              ___________
                                                1,745,327

Receivable from Affiliated Parties - Note 4       654,430
Capital Assets - Note 2                         2,688,820
                                                _________
                                                3,343,250

                                              $ 5,088,577
                                              ===========

              LIABILITIES

Current
Accounts Payable and Accruals                     628,891
                                                ___________


              SHAREHOLDERS' EQUITY

Commmon stock, $0.10 par value, 300,000,000
   shares authorized; 270,832,724 shares
   issued and outstanding                      27,083,272
Additional Paid in Capital                    (19,455,716)
Accumulated Surplus(Deficit)                   (3,167,870)
                                              ____________
                                                4,459,686

                                              $ 5,088,577
                                              ===========

   See the accompanying notes to these condensed financial statements

______________________________________________________________________________

                  NOVA NATURAL RESOURCES CORPORATION
                       STATEMENT OF OPERATIONS
                          (Unaudited)
______________________________________________________________________________


                                                 For the three months ended
                                                          March 31,
                                                    2002                2001
                                                   ________           _________
Manufacturing Revenue                          $   326,902        $   1,392,432

Less Cost of Sales                                (225,504)          (1,160,712)
                                               __________________________________

Gross Margin                                       101,398              231,720
Expenses:
Administrative                                     136,269              128,769
Financial and Selling                                1,779               16,609
                                             ________________________________
                                                   138,048              145,378

Income/(Loss)from Other Operations                   9,737              (49,306)

                                               ________________________________
Net Income/(Loss) for the period              $    (26,913)      $       37,036
                                               ================================

Net Income Per Share (Basic and Diluted)       $   (0.0001)      $           0
                                               =================================

Weighted Average Shares Outstanding             270,832,724         233,059,751
                                               ================================

   See the accompanying notes to these condensed financial statements

_______________________________________________________________________________

                    NOVA NATURAL RESOURCES CORPORATION

                          STATEMENT OF CASH FLOW
                               (Unaudited)
________________________________________________________________________________


                                                       For the three months ended
                                                              March 31,
                                                     2002                 2001
                                                     ________           _________
Cash Provided by(used in):

Operating Activities
   Cash from Operations                          $     26,913        $     37,036
   Adjustments to reconcile net income(loss)
    to net cash used by operating activities:

     Depletion, Depreciation and Amortization          55,151             104,191

     Changes in operating assets and liabilities:
       Decrease(Increase) in:
        Accounts Receivable                          (151,151)            238,030
        Prepaid Expenses and Other                     (2,926)            (61,121)
        Inventory                                      33,946               6,510
        Accounts Payable and Accruals                  91,108             136,469
                                                  _______________________________
                                                         (785)            461,115

Investing Activities
     Recapitalization of Equity                          0                 20,262
                                                    _______________________________

Financing Activities

   Receivable from Affiliated Parties                    0              (469,789)

                                                  _______________________________


Increase(Decrease) in Cash during the period             (785)             11,588

Cash and Equivalent - beginning of period              12,635              33,096
                                                  _______________________________

Cash and Equivalent - end of period                 $  11,850         $    44,684

See the accompanying notes to these condensed financial statements

_________________________________________________________________

                NOVA NATURAL RESOURCES CORPORATION

                NOTES TO THE FINANCIAL STATEMENTS

_________________________________________________________________

1.  Nature of Business

  Nova International Corporation is an amalgamation of Nova Natural Resources Corporation and Zhuhai Donghao Electronic Development Ltd. The latter was formerly called Donghao Computer Enterprises Co. Ltd. It was renamed in June 2000. The financial position these two corporation has been combined using The "Pooling of Interest" method of business combinations.


2.  Summary of Significant Accounting Policies

a.  Inventories
    Inventories are stated at the lower of cost and market, cost being determined under the first-in, first-out method.

b.  Capital Assets

    Capital assets are stated at cost. Amortization is provided at rates which are designed to write off the assets over their estimated useful lives.

c.  Foreign Currency Translation

    The assets, liabilities and opertations of Zhuhai Donghao Electronic Development Ltd. were measured in the currency of the People's Republic of China ($RMB). The assets and liabilities have been translated to the United States ($US) dollars at the current rate of $RMB 8.28 to $US 1.00. The revenue, expenses, gains and losses of the corporation have been translated using a weighted average of $RMB 8.28 to $US 1.00.

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

4.  Receivables from Affiliated Parties

    The receivable from affiliated parties are balances outstanding with various divisions of the Torita Corporation Ltd. These receivables are not expected to be collected within one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
 OF OPERATIONS



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

(b) The Company may not be able to attain the level of sales of its products it has been able to achieve in the past. Sales of electronic products which are manufactured by the Company -- Television sets, DVD equipment, Computers and Computer
Monitors -- all are subject to fluctuations in both demand and in price dependent on the strength of the economies into which these products are sold. Forecasting the strength of these markets and the Company's ability to maintain or increase market share is difficult at best. Electronic technology changes rapidly, and the manufacture and sale of these products is very competitive. The Company competes with many companies, most of which are considerably larger. From time to time, the Company manufactures products on an OEM basis for large electronics manufacturers, and the level of such sales is dependent on the ability of those companies to market their brand-name products, an ability over which the Company has no control. The tragic events of September 11, 2001 have reverberated around the world, and have negatively affected the Company's sales. Many orders originating in Southeast Asia and in the Middle East were canceled following September 11 due to economic uncertainty and other factors. Although it appears that the negative effects of this event on the Company's business are easing, the long-term effects on the Company's future business are unknown at this time.

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

(d) The terrorist attack on the World Trade Center in New York on September 11, 2001 had serious economic repercussions throughout the world. This event had a direct negative effect on the Company's business in the fourth quarter, and has also affected business in the first quarter of fiscal 2002, though a general business recovery appears to be underway. The majority of the orders the Company had received for the fourth quarter were canceled or deferred by customers in Southeast
Asia and the Middle East. The Company has no way of determining the long-term effects of this event, and the subsequent war on terrorism on its business. The Company's product mix in the fist quarter has shifted to primarily local customers, but whether this will continue to be the case, and the ramifications of this shift, cannot be determined at this time.

SIGNIFICANT CHANGE IN THE COMPANY'S BUSINESS

On February 27, 2001, the Company closed a transaction pursuant to the terms of an Asset Purchase Agreement dated February 9, 2001 (the "Agreement") with TORITA
DONGHAO LLC ("Torita Delaware"), a Delaware Corporation, by which Torita Delaware acquired control of the Company.

Torita Delaware manufactures, markets, and sells electronic equipment, including computer hardware, computer monitors, television sets, internet access devices for use with TV sets, digital video devices (DVD's) and related equipment. Torita Delaware's products are marketed primarily in southeast Asia. Its production facilities occupy 128,000 square feet in Zhuhai City in the People's Republic of China ("PRC") and include six manufacturing lines with an annual production capacity of approximately 1 million PC's, 1 million DVD devices and
200,000 TV sets.   Torita Delaware was formed by the spin-off
of two divisions of the Torita Group of the PRC.

The business operations of the Company have continued to be those of Torita Delaware prior to the Closing. The Company does not operate in any of the business areas in which it operated prior to Closing. Shareholders will be asked to approve a change in the name of the Company at the next shareholders' meeting to more clearly reflect the international nature of the Company's operations and the fact that it is no longer in the natural resources business..

The Company's fiscal year has been changed from a September
30 year to a calendar year, which is consistent with the fiscal period of the entities acquired.

RESULTS OF OPERATIONS

   The Company had a loss for the three month period ended
March 31, 2002 of $26,913 on manufacturing revenue of $326,902, compared with net income for the three month period ended March 31, 2001 of $37,036 on manufacturing revenue of $1,392,432. This is a swing of $63,949 in income and a decrease in revenue of $1,065,530 or. 77%. The Company continued, in the first quarter of fiscal 2002, to suffer from the overall reduction in business which affected revenues and profits so severely in the fourth quarter of fiscal year 2001. In addition, the annual shutdown for Chinese New Year was somewhat expanded in the 2002 period, in an effort to reduce costs in a period of slow sales. Business has picked up considerably in the second quarter of fiscal 2002, as overall business conditions continue to recover from the slowdown which followed the terrorist bombing of the World Trade Center in New York.

   Cost of sales decreased $935,208 or 81% to $225,504 from $1,160,712, resulting in a gross margin of $101,398 in the 2002 period, a decrease of $130,322 or 56% compared to a gross margin of $231,720 in the 2001 fiscal period. Gross margin as a percent of manufacturing revenue, however, almost doubled to 31% from 16.6% in the comparable period. The Company concentrated on obtaining local business in the first quarter of fiscal 2002, which was less affected by the economic slowdown than international business. This business is generally higher-margined than the export business which has historically represented the bulk of the Company's revenue stream.

   Administrative expenses increased $7,500 or 6% to $136,269 for the three month period compared to $128,769 for the three month period ending March 31, 2001.. Financial and selling expenses decreased 89% in the 2002 fiscal period to $1,779 from $16,609 in the comparable three-month period. The Company has a relatively fixed level of administrative costs, but was able to trim financial and selling expenses as its level of sales decreased.

   The Company recorded a profit of $9,737 on sub-contracts in the three months ended March 31, 2002 compared to a loss of $49,306 in the comparable period. This resulted from a determined effort to avoid unprofitable sub-contract business.


        CAPITAL RESOURCES-SOURCES OF CAPITAL

    The Company's primary sources of cash flow during the three months ended March 31, 2002 were amortization and a decrease in inventory and accounts payable and accruals.
Cash and cash equivalents for the period decreased 73% or $32,834, resulting in cash on hand at March 31, 2002 of $11,850 compared to cash on hand at March 31, 2000 of $44,684.


    CAPITAL RESOURCES-UTILIZATION OF CAPITAL

    For the three months ended March 31, 2002 the Company increased accounts receivable by $151,151 and decreased accounts payable by $91,108. In the comparable period, accounts receivable increased $231,759 and accounts payable decreased $121,969. Prepaid expenses in the fiscal 2002 three-month period increased $2,926 compared to an increase of $61,121 in the comparable period. Inventory in the 2002 period decreased $33,946 compared to a decrease of $6,510 in the earlier period. No cash was provided by investing activities in the 2002 period. Cash provided by investing activities in the fiscal 2001 period was $20,262,
from the recapitalization of equity.   No cash was either
provided by nor used in investing activities in the fiscal 2002 period. Cash used in financing activities in the fiscal 2001 three-month period, all represented by receivables from affiliated parties, was $469,789. Cash during the period decreased $785 compared to a decrease in cash in the 2001 fiscal period of $20,961. Funds for capital expenditures for the remainder of the year are expected to be provided from operations, from bank financing, from the sale of securities on a limited basis, and from existing cash balances.

    LIQUIDITY

    At March 31, 2001, the Company's working capital totaled $1,116,436 as compared to working capital of $1,088,198 at December 31, 2001. Liquidity for the three months ended March 31, 2002 was provided by amortization, an increase in inventory and in accounts payable and accruals. However, liquidity was reduced by the operating loss, an increase in accounts receivable, and an increase in prepaid expenses.

    CHANGE IN CONTROL

   On February 27, 2001, the Company closed a transaction pursuant to the terms of an Asset Purchase Agreement dated February 9, 2001 (the "Agreement") with TORITA DONGHAO LLC ("Torita Delaware"), a Delaware Corporation, by which Torita Delaware acquired control of the Company.

   Effective at Closing, all of Nova's officers and directors, except Brian B. Spillane, resigned, as contemplated by the Agreement. Edward T. S. Chan, CEO of Torita Delaware, thereupon was named President, Treasurer and a Director of the Company. Mr. Spillane resigned as President, but remained a Director of the Company, and was appointed its Secretary. On
May 15, 2002, Mr. Spillane resigned as an Officer and Director of the Company, but remains a Consultant to the Company.

   Warrants representing 1.5% of the total issued and outstanding common stock of the Company after the transaction were issued to former Nova management as part of the transaction. The warrants are subject to an agreement which, under certain circumstances, would result in registration of the shares underlying the warrants. None of these warrants have been exercised.


    FUTURE TRENDS

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

   The Company believes there is currently a "window of opportunity" to acquire other profitable companies based in the PRC which wish to attain multi-national status and achieve a listing of its shares in the United States. Accordingly, Nova has discussed with various such companies the possibility of exchanging shares of Nova for the assets and/or shares of these companies. These discussions have not yet resulted in the signing of a Letter of Intent with any such company, and it cannot be determined when, or if, a Letter of Intent might be signed, or if signed, whether the transaction contemplated will be successfully completed. However, it is Management's intent to pursue such opportunities if, in our judgment, such transactions would be in the best interests of the shareholders.

   Discussions are being held between the owners of the control block of stock in the Company and a potential purchaser of that block. It is believed that, should the purchase be consummated, the new owner of the control block could provide both capital and manufacturing business to the Company, and assist the Company in attaining its growth objectives. At this time, it cannot be determined whether this transaction will take place, nor what the its effect on the Company would be in the short and long term.

   The Company's electronics manufacturing operations tend to be cyclical from quarter to quarter within a given fiscal year. The level of profit or loss during any one fiscal quarter is not necessarily indicative of the results which will be attained for the fiscal year as a whole. This cyclical variation has recently been much greater than that experienced historically. This is likely to continue to be the case for the foreseeable future.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Report on Form 10-KSB, dated April 12, 2002 for the fiscal year ended December 31, 2001.

   (b)  Form 12b-25, Notification of Late Filing dated May
15, 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

              NOVA NATURAL RESOURCES CORPORATION


Date:   May 17, 2002         By:/s/Edward T. S. Chan
                       Edward T. S. Chan,
                       President and Director