Form 10QSB
period 2002-06-30
NOVA NATURAL RESOURCES CORP
filed 2002-09-23
CIK 792935

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                        __________________

                           FORM 10-QSB/A
(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2002

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


                   2627 McCowan Road, Unit 202
               Scarborough, Ontario Canada M1S 5T1
            (Address of principal executive offices)


                          (416)332-1427
                   (Issuer's telephone number)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X  No

                  APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
      $0.10 par value common:  288,406,024
      There are no shares of the issuer's preferred stock outstanding.

  Transitional Small Business Disclosure Format  (Check One):
     Yes     ;   No  X

_____________________________________________________________________

                     NOVA NATURAL RESOURCES CORPORATION
                              BALANCE SHEET
                           AS AT JUNE 30, 2002
                               (Unaudited)
______________________________________________________________________________



              ASSETS
                                                                                             06/30/02
                                                                                           ________
Cash in Bank                                                                    $   11,881
Accounts Receivable                                                     1,360,909
Inventories - Note 2                                                           292,191
Prepaid Expenses and Deposits                                          1,803
                                                                                       __________
                                                                                          1,666,784

Receivable from Affiliated Parties-Note 4                     654,430
Capital Assets - Note 2                                                 2,634,645
                                                                                      __________
                                                                                          3,289,075

                                                                                          4,955,859
                                                                                        ==========

           LIABILITIES

Current
Accounts Payable and Accruals                                   722,268
                                                                                     __________

SHAREHOLDERS' EQUITY AND ACCUMULATED
          SURPLUS


Common Stock - Note 5                                             27,083,272
Additional paid in capital - Note 5                          (19,455,716)
Accumulated Surplus(Deficit)                                   (3,393,965)
                                                                                ___________
                                                                                         4,233,591

                                                                                    $  4,955,859
                                                                              ============

      See the accompanying notes to these condensed financial statements

_______________________________________________________________________

                  NOVA NATURAL RESOURCES CORPORATION
                       STATEMENT OF OPERATIONS
                              (Unaudited)
_______________________________________________________________________


                                                                         Three Months Ended              Six Months Ended
                                                                   June 30, 2002     June 30, 2001  June 30, 2002   June 30,2001


Manufacturing Revenue                              $    37,746    $ 1,255,212  $  364,648    $2,647,644

Less Cost of Sales                                              21,457           932,448      246,961      2,093,160
                                                                      ________       ________    _______    ________

Gross Margin                                                     16,289            322,764      117,687         554,484

Expenses:

  Administrative                                              159,314              74,619       295,583         203,388
  Financial and Selling                                           196               9,430           1,975           26,039
                                                                        _______        _______      ______       ______
                                                                          159,510              84,049       297,558        229,427

Income/(Loss) from Other Operations        (82,873)             68,983       (73,136)         19,677
                                                                        _______         ______     ________      _______

Net Income/(Loss) for the period          $  (226,094)      $   307,698 $  (253,007)    $ 344,734
                                                                      =========    ========   =========  =======

Net Income Per Share
 (Basic and Diluted)                                 $          *           $         *      $         *           $       *
                                                                    ========      ========   =========     ========
Weighted Average Shares
  Outstanding                                           237,834,275    233,059,751    237,834,275  233,059,751
                                                                 =========    =========   =========    =========

* Less than $0.01 per share

      See the accompanying notes to these condensed financial statements

_______________________________________________________________________
                           NOVA NATURAL RESOURCES CORPORATION

                                STATEMENT OF CASH FLOW
                FOR THE PERIOD FROM JANUARY 31, 2002 TO JUNE 30, 2002
                                    (Unaudited)
 _______________________________________________________________________


                                                                                                      06/30/02           06/30/01
                                                                                                  ________           _________
Cash Provided by(used in):

Operating Activities
   Cash from Operations                                                   $  (253,007)        $   344,734
   Adjustments to reconcile net income(loss)
    to net cash used by operating activities:

     Depletion, Depreciation and Amortization                   109,325              199,264

     Changes in operating assets and liabilities:
       Decrease(Increase) in:
        Accounts Receivable                                                  (142,503)             121,283
        Prepaid Expenses and Other                                          (1,803)              (56,417)
        Inventory                                                                       102,749                 (9,222)
        Accounts Payable and Accruals                               184,485               (85,441)
                                                                          _______________________________
                                                                                                     (754)              514,201

Investing Activities

 Recapitalization of Equity                                                           0                  20,262
     Long Term Investments                                                          0                 (83,025)
                                                                           ______________________________
                                                                                                         0                (62,763)
Financing Activities

   Receivable from Affiliated Parties                                           0               (469,789)
                                                                          _______________________________


Increase(Decrease) in Cash during the period                   (754)                 (18,351)

Cash and Equivalent - beginning of period                     12,635                   33,096
                                                                           _______________________________

Cash and Equivalent - end of period                          $    11,881           $      14,745
                                                                         ===============================

   See the accompanying notes to these condensed financial statements

_________________________________________________________________

                NOVA NATURAL RESOURCES CORPORATION

                NOTES TO THE FINANCIAL STATEMENTS
             SIX MONTHS ENDED JUNE 30, 2002 AND 2001
_________________________________________________________________

1. Nature of Business

Nova International Corporation is an amalgamation of Nova Natural Resources Corporation and Zhuhai Donghao Electronic Development Ltd. The latter was formerly called Donghao Computer Enterprises Co. Ltd. It was renamed in June 2000. The financial position these two corporations has been combined using The "Pooling of Interest" method of business combinations.

2. Summary of Significant Accounting Policies

a.  Inventories
Inventories are stated at the lower of cost and market, cost being determined under the first-in, first-out method.

b.  Capital Assets
Capital assets are stated at cost. Amortization is provided at rates which are designed to write off the assets over their estimated useful lives.

c.  Foreign Currency Translation
The assets, liabilities and operations of Zhuhai Donghao Electronic Development Ltd. were measured in the currency of the People's Republic of China ($RMB). The assets and liabilities have been translated to the United States ($US) dollars at the current rate of $RMB 8.28 to $US 1.00. The revenue, expenses, gains and losses of the corporation have been translated using a weighted average of $RMB 8.28 to $US 1.00.

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

(b) The Company may not be able to attain the level of sales of its products it has been able to achieve in the past. Sales of electronic products which are manufactured by the Company --
Television sets, DVD equipment, Computers and Computer Monitors - all are subject to fluctuations in both demand and in price dependent on the strength of the economies into which these products are sold. Forecasting the strength of these markets and the Company's ability to maintain or increase market share is difficult at best. Electronic technology changes rapidly, and the manufacture and sale of these products is very competitive. The Company competes with many companies, most of which are considerably larger. From time to time, the Company manufactures products on an OEM basis for large electronics manufacturers, and the level of such sales is dependent on the ability of those companies to market their brand-name products, an ability over which the Company has no control. The tragic events of September 11, 2001 have reverberated around the world, and have negatively affected the Company's sales. Many orders originating in Southeast Asia and in the Middle East were canceled following September 11 due to economic uncertainty and other factors. The long-term effects of this event on the Company's future business are unknown at this time.

(c) Now that China has been accepted into the World Trade Organization ("WTO"), the Company will be positioned to expand its market area, which is currently limited to Southeast Asia and the Middle East. China's entry may also result in increased competition in the PRC, which could adversely affect the Company's ability to market its products in the PRC, which is an important market for the Company's products. In addition, the economic recession currently affecting the United States is also affecting the rest of the world. Lower oil prices, for instance, have diminished the buying power of the Middle Eastern nations. At present, it cannot be determined what effect China's acceptance into the WTO nor the worldwide economic slowdown will have on the Company's business and operations.

(d) The terrorist attack on the World Trade Center in New York on September 11, 2001 had serious economic repercussions throughout the world. This event had a direct negative effect on the Company's business in the fourth quarter, and has also affected business in the first two quarters of fiscal 2002. The majority of the orders the Company had received for the fourth quarter were canceled or deferred by customers in Southeast Asia and the Middle East. The Company has no way of determining the long-term effects of this event, and the subsequent war on terrorism on its business. The Company's product mix in the first half of the fiscal year has shifted to primarily local customers, but whether this will continue to be the case, and the ramifications of this shift, cannot be determined at this time.

SIGNIFICANT CHANGE IN THE COMPANY'S BUSINESS

On February 27, 2001, the Company closed a transaction pursuant to the terms of an Asset Purchase Agreement dated February 9, 2001 (the "Agreement") with TORITA DONGHAO LLC ("Torita Delaware"), a Delaware Corporation, by which Torita Delaware acquired control of the Company.

Torita Delaware manufactures, markets, and sells electronic equipment, including computer hardware, computer monitors, television sets, internet access devices for use with TV sets, digital video devices (DVD's) and related equipment. Torita Delaware's products are marketed primarily in southeast Asia. Its production facilities occupy 128,000 square feet in Zhuhai City in the People's Republic of China ("PRC") and include six manufacturing lines with an annual production capacity of approximately 1 million PC's, 1 million DVD
devices and 200,000 TV sets.   Torita Delaware wasformed by the
spin-off of two divisions of the Torita Group of the PRC.
The business operations of the Company have continued to be those of Torita Delaware prior to the Closing. The Company does not operate in any of the business areas in which it operated prior to Closing. Shareholders will be asked to approve a change in the name of the Company at the next shareholders' meeting to more clearly reflect the international nature of the Company's operations and the fact that it is no longer in the natural resources business.

The Company's fiscal year has been changed from a September 30 year to a calendar year, which is consistent with the fiscal period of the entities acquired.

RESULTS OF OPERATIONS

The Company realized a net loss for the three month and six month periods ended June 30, 2002 of $226,094 and $253,007 on manufacturing revenues of $37,746 and $364,648, respectively. In the comparable three month period ended June 30, 2001, the Company realized net income of $307,698 on manufacturing revenues of $1,255,212. Net income decreased $533,792 in the 2002 fiscal three months and $597,741 in the fiscal 2002 six months compared to the equivalent fiscal 2001 periods.

The Company's manufacturing revenues declined 97% in the three-month periodand 86% in the six month period. The sharp decline resulted primarily from a lack of demand for the Company's manufactured products. A change in the Company's method of doing business with most of its customers also contributed. Historically, the Company purchased all or almost all of its raw materials to fulfill orders. The Company now requires its customers to supply the bulk of the raw materials needed to manufacture products for those
customers.   This reduces the Company's working capital requirements
and allows the Company to concentrate its efforts on what it knows best -- manufacturing. While the Company believes the sharp decline in demand for its products is temporary, there can be no assurance that this will be the case.

Cost of sales for the three month period ended June 30, 2001 decreased $910,991 or 98% to $21,457 from $932,448 in the three months ended June 30, 2002, resulting in a gross margin of $16,289 in the 2002 period, a decrease of $306,475 or 95% compared to a gross margin of $322,764 in the 2001 fiscal period. However, gross margin as a percent of manufacturing revenue increased to 46% from 26% in the comparable period. Cost of sales for the six month period ended June 30, 2002 decreased $1,846,199 or 88% to $246,961 from $2,093,160 in the six months ended June 30, 2001, resulting in a gross margin of $117,687 in the 2002 period, a decrease of $436,797 or 79% compared to a gross margin of $554,484 in the 2001 fiscal period. Gross margin as a percent of manufacturing revenue increased to 32% from 21% in the comparable period. The increase in margins resulted from the Company's new policy of requiring most of its customers to supply the bulk of the raw materials for the manufacture of their products. The decreased cost of sales is not meaningful in consideration of the fact that sales themselves declined sharply. The only positive in these results is that the Company was able to increase its manufacturing margins during a period when manufacturing orders were very difficult to obtain. This was not the case for sub-contract work, however, which was unprofitable in the quarter.

The reduction in sales is due, in large part, to the Company's inability to obtain credit to support its manufacturing capability, which is many times greater than the level of sales achieved in the quarter. As a result, the Company is losing sales to competitors who have greater ability to provide credit to customers. As the Company's working capital increases, and it develops its own credit facilities, this will have little or no effect on its operations, but achieving that objective has been difficult, and when, or if, it will be achieved is impossible to determine. On the positive side, the Company's balance sheet remains strong, though not as strong as it did one year ago (see 'Liquidity').

Administrative expenses increased $84,695 or 114% to $159,314 for the three month period compared to $74,619 for the three month period ended June 30, 2001. For the six month period ended June 30, 2002, administrative expenses increased $92,195 or 45% to $295,583 compared to $203,388 for the six month period ended June 30, 2001. The increase in administrative expenses resulted partially from an aggressive effort to increase sales, the result of which has been disappointing.
The Company is also experiencing the full effect of bearing 100% of its administrative expenses. Some of these expenses had previously been shared with Torita Group, which is no longer the case.

Financial and selling expenses decreased $9,234 or 98% in the 2002 three month period to $196 from $9,430 in the comparable three-month period. In the six month period ended June 30, 2002, financial and selling expenses decreased $24,064 or 92% to $1,975 from $26,039 in the six months ended June 30, 2001. The decrease in these expenses reflects both the lower level of sales and more efficient operating procedures.

The Company had a loss of $82,873 on sub-contracts in the three months ended June 30, 2002 compared to income of $68,983 in the comparable period. In the six month period ended June 30, 2002, the Company had a loss on sub-contracts of $73,136, compared to income on sub-contracts of $19,677 in the fiscal 2001 six month period. The Company was unable to price this work at a level which recovered its costs and provided an adequate operating margin, reversing a profit on sub-contract work it was able to achieve in the first quarter. In an effort to keep its best manufacturing personnel employed during a period of sharply declining sales and a very competitive environment, the Company priced its sub-contract work too low.

    CAPITAL RESOURCES-SOURCES OF CAPITAL

The Company's primary sources of cash flow during the six months ended June 30, 2002 were depreciation, depletion and amortization, and decreases in both inventory and accounts payable and accruals. However, liquidity was reduced by operating losses, an increase in accounts receivable, and an increase in prepaid expenses.
Cash and cash equivalents for the period decreased $2,864 resulting in cash on hand at June 30, 2001 of $11,881 compared to cash on hand at June 30, 2001 of $14,475.

    CAPITAL RESOURCES-UTILIZATION OF CAPITAL

 For the six months ended June 30, 2002 the Company increased accounts receivable by $142,503 and decreased accounts payable and accruals by $184,485. In the comparable period, accounts receivable decreased $121,283 and accounts payable and accruals increased $85,441. Prepaid expenses in the fiscal 2002 six-month period increased $1,803 compared to an increase of $56,417 in the comparable period. Inventory in the 2002 period decreased $102,749 compared to an increase of $9,222 in the earlier period. No cash was used in investing activities in the 2002 period. Cash used for investing activities in the 2001 fiscal period was $62,783, for long term investments, net of the recapitalization of equity. No cash was used for the acquisition of capital assets in either fiscal six month period. No cash was used for financing activities in the 2002 fiscal period. Cash used in financing activities in the fiscal 2001 six-month period, all represented by receivables from affiliated parties, was $469,789. The decrease in cash during the six month period was $754, compared to a decrease in cash in the comparable 2001 period of $18,351. Funds for capital expenditures for the remainder of the year are expected to be provided from operations, from the collection of receivables, from bank financing, from the sale of securities on a limited basis, and from existing cash balances.

    LIQUIDITY

At June 30, 2002, the Company's working capital totaled $944,516 as compared to working capital of $1,088,198 at December 31, 2001. Liquidity for the six months ended June 30, 2002 was provided by depreciation, depletion and amortization, and decreases in both inventory and accounts payable and accruals. Liquidity was reduced by operating losses, an increase in accounts receivable, and an increase in prepaid expenses.

     CHANGE IN CONTROL

 On February 27, 2001, the Company closed a transaction pursuant to the terms of an Asset Purchase Agreement dated February 9, 2001
 (the "Agreement") with TORITA DONGHAO LLC ("Torita Delaware"), a Delaware Corporation, by which Torita Delaware acquired control of the
 Company.     Effective at Closing, all of Nova's officers and directors, except Brian B. Spillane, resigned, as contemplated by the  Agreement.
Edward T. S. Chan, CEO of Torita Delaware, thereupon was named
 President, Treasurer and a Director of the Company. Mr. Spillane resigned as President, but remained a Director of the Company, and was appointed its
Secretary.  On May 14, 2002, Mr. Spillane resigned as an Officer and Director
of the Company.   Warrants representing 1.5% of the total issued and
outstanding common stock of the Company after the transaction were issued to former Nova management as part of the transaction. The warrants are subject to an agreement which, under certain circumstances, would result in registration of the shares underlying the warrants. None of these warrants have been exercised, nor can it be determined at this time whether they will be exercised prior to their expiration on November 1, 2002.

   On June 14, 2002, Edward Chan, the Company's President, exercised in full his option to acquire 4,661,200 common shares at $0.005/share, pursuant to the Company's stock option plan. In addition, Mr. Chan was issued
227,000 shares of common stock pursuant to an S-8 registration in lieu of monies owed to Mr. Chan by the Company. Following his resignation as an Officer and Director of the Company, and pursuant to the terms of the Company's stock option Plan, on June 14, 2002, Brian B. Spillane exercised in full his option to acquire 2,330,600 shares of common stock. Mr. Spillane also was issued 1,200,000 shares of common stock on June 14, 2002 in lieu of monies owed to him by the Company.

 On July 31, 2002, pursuant to an Agreement entered into on June 27, 2002, Torita Electronic Hong Kong Ltd. closed the sale of its controlling block of $0.10 par value common shares (138,612,287 shares or 49.58%) in Nova
Natural Resources Corporation to I-Legend Holdings Ltd ("I-Legend BVI") in exchange for an aggregate 5% stake in I-Legend.com Ltd. and SoftTel Technologies Incorporated, two associated companies owned by Mr. Paul
Tong of Toronto, Canada, the principal of I-Legend BVI.

 I-Legend.com Ltd. is the exclusive North America distributor for Legend Computers Ltd. of the People's Republic of China. Legend Computers Ltd.
 is the dominant computer manufacturer in China, representing more than 60% of computer sales in the Chinese market. .I-Legend.com Ltd. is also one of three exclusive distributors of Microsoft Corporation's products in Canada.

SoftTel Technologies, Inc is a designer, manufacturer and service provider of computing solutions for the applications server market. It owns patents and patent pending technologies, several of which it will be joint venturing with Nova.

Three new members are proposed be elected to the board of directors. Mr. Paul Tong will be elected as Director, Chairman of the Board and Chief Executive Officer. Mr. Paul Cranmer and Mr. Michael Lyons are elected as directors of the company. The three new directors bring more than 15 years experience in manufacturing, research and development, marketing and sales in both China and North American market place to the company.

The Agreement provides that I-Legend Holdings Ltd. will inject sufficient cash flow into the company to maintain the day-to-day operation. The corporate office of Nova has been moved to Toronto, Ontario, Canada.

The agreement provides that under new management, it will call for a general shareholders meeting to obtain shareholders approval to increase share capital, reverse split the shares and change the name of the company from Nova Natural Resources Corporation to I-Legend
Corporation. The new management team intends to initiate a new business plan for the Company, providing a framework for both horizontal and vertical growth.

At this time, however, I-Legend BVI is not in compliance with the terms of its Agreement, and unless this lack of compliance is cured in the near future, the Agreement may be canceled. In that event, I-Legend BVI, Mr. Tong and his associates would cease their affiliation with the Company.

POSSIBLE DE-LISTING OF THE COMPANY'S COMMON STOCK

Due to the late filing of this report on Form 10-QSB, it is possible that the Company's stock could be delisted from the OTC Bulletin Board, although the Company is endeavoring to prevent that from happening. The late filing of this report is due to the Company's severe working capital shortage, especially in North America, a situation which the Company is attempting to rectify. One of the provisions of the Agreement entered into by I-Legend BVI was that I-Legend BVI would inject sufficient cash flow into the company to advance corporate objectives. I-Legend BVI is not, at this writing, in compliance with that provision.

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

The Company's electronics manufacturing operations tend to be cyclical from quarter to quarter within a given fiscal year. The level of profit or loss during any one fiscal quarter is not necessarily indicative of the results which will be attained for the fiscal year as a whole. This cyclical variation has recently been significantly greater than that experienced historically. This is likely to continue to be the case for the foreseeable future.

FUTURE TRENDS

   The Company is interested in bringing new technologies which have been developed in the PRC to North America, if such technologies have commercial potential. Although discussions are underway on a technology product which is believed to have significant such potential, it cannot be determined at this time whether the Company will be successful in obtaining rights to this technology, nor whether it will be a commercial success should the Company successfully obtain such rights.

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

The Company must obtain additional working capital in the near future if it is to continue as a going concern. Whether or not it will be able to obtain such capital cannot be determined at this time.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Reports on Form 8-K dated March 25, 2002 and August 4, 2002.

   (b) Form 12b-25, Notifications of late filing dated May 15, 2002 and August 14, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

              NOVA NATURAL RESOURCES CORPORATION


Date:           September 20, 2002                      By:/s/Edward T. S. Chan
                   Edward T. S. Chan,
                   President and Director