Form 10QSB
period 2002-09-30
NOVA NATURAL RESOURCES CORP
filed 2002-12-26
CIK 792935

SECURITIES AND EXCHANGE COMMISSION
                                 Washington D.C. 20549

                        __________________

                                       FORM 10-QSB/A
(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2002

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
      $0.10 par value common:  279,551,551
      There are no shares of the issuer's preferred stock outstanding.

  Transitional Small Business Disclosure Format  (Check One):
     Yes     ;   No  X

_____________________________________________________________________

                             NOVA NATURAL RESOURCES CORPORATION
                                                BALANCE SHEET
                                        AS AT SEPTEMBER 30, 2002
                                                       (Unaudited)
______________________________________________________________________________



              ASSETS
                                                                                                           09/30/02
                                                                                                        ________
Cash in Bank                                                                           $          10,494
Accounts Receivable                                                                    1,322,227
Inventories - Note 2                                                                         408,467
Prepaid Expenses and Deposits                                                         2,658
                                                                                                 __________
                                                                                                         1,743,846

Receivable from Affiliated Parties-Note 4                                    654,430
Capital Assets - Note 2                                                                2,559,958
                                                                                                 __________
                                                                                                         3,214,388

                                                                                                         4,958,234
                                                                                                ==========

           LIABILITIES

Current
Accounts Payable and Accruals                                                  745,199
                                                                                                 __________

SHAREHOLDERS' EQUITY AND ACCUMULATED
          SURPLUS


Common Stock - Note 5                                                         27,955,155
Additional paid in capital - Note 5                                     (20,327,599)
Accumulated Surplus(Deficit)                                              (3,414,521)
                                                                                            ___________
                                                                                                    4,213,035

                                                                                                $  4,958,234
                                                                                           ============

      See the accompanying notes to these condensed financial statements

_______________________________________________________________________

                  NOVA NATURAL RESOURCES CORPORATION
                            STATEMENT OF OPERATIONS
                                        (Unaudited)
_______________________________________________________________________


                                                            Nine Months Ended           Nine Months Ended
                                                   September 30,   September 30,  September 30, September 30,
                                                          2002                     2001                   2002               2001
                                                      ________        ________      ________       ________

Manufacturing Revenue            $    33,616      $ 1,983,976    $  398,264   $4,631,620

Less Cost of Sales                           (23,867)       (1,584,731)     (270,828)   (3,677,891)
                                                      ________       _______        _______     ________

Gross Margin                                      9,749            399,245        127,436        953,729

Expenses:

  Administrative                               29,753            187,112         325,337      390,500
  Financial and Selling                          551                5,228            2,526        31,267
                                                     _______          _______        ______     ______
                                                          30,304             192,340         327,863       421,767

Other Income(Expenses)
  Other Operating Expenses                  0                         0        (73,136)                  0
  Sub-Contracts                                       0                (1,999)                 0           17,678
  Unusual Items (Note 5)                        0        (3,880,000)                  0    (3,880,000)
                                                     _______         ______       ________      _______

                                                    $           0   $    (3,881,999) $    (73,136) $ (3,330,360)
                                                  ========        ========        ======   =======

Income from operation after
  unusual items                       $  (20,555)   $   (3,675,094)  $  (273,563)   $(3,330,360)



Net Loss Per Share
 (Basic and Diluted)                 $         0      $  (0.0141)     $ (0.0010)     $  (0.0128)
                                              ========      ========   =========     ========
Weighted Average Shares
  Outstanding                     279,551,551    260,868,192    274,313,867  260,868,192
                                            =========     =========     =========  =========

      See the accompanying notes to these condensed financial statements

_______________________________________________________________________
                           NOVA NATURAL RESOURCES CORPORATION

                                STATEMENT OF CASH FLOW
 FOR THE PERIOD FROM JANUARY 31, 2002 TO SEPTEMBER 30, 2002
                                    (Unaudited)
 _______________________________________________________________________


                                                                                               09/30/02           09/30/01
                                                                                           ________           _________
Cash Provided by(used in):

Operating Activities
   Cash from Operations                                                  $  (273,563)      $(3,330,360)
   Adjustments to reconcile net income(loss)
    to net cash used by operating activities:

     Depletion, Depreciation and Amortization                   184,013             254,001

     Changes in operating assets and liabilities:
       Decrease(Increase) in:
        Accounts Receivable                                                  (103,821)           (205,095)
        Prepaid Expenses and Other                                          (2,658)             (36,151)
        Inventory                                                                        (13,527)              27,075
        Accounts Payable and Accruals                                207,415           2,519,090
                                                                                     _________________________

                                                                                                   (2,141)           (771,440)

Investing Activities
     Recapitalization of Equity                                                        0              20,262
     Long Term Investments                                                           0             (83,025)
     Acquisition of Capital Assets                                                 0              (1,135)
     Disposal of Capital Assets                                                      0             38,088
                                                                                _______________________

                                                                                                          0             (25,810)

Financing Activities

   Issue of Common Stock                                                             0            1,250,000
   Receivable from Affiliated Parties                                            0             (469,789)
                                                                          ____________________________

                                                                                                         0              780,211


Increase(Decrease) in Cash during the period                (2,141)             (17,039)

Cash and Equivalent - beginning of period                     12,635               33,096
                                                                           _______________________________

Cash and Equivalent - end of period                         $    10,494        $     16,057
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

3.  Comparative Figure

Some of the comparative figures have been restated to conform to the current year's financial statement presentation.

4.  Receivable from Affiliated Party

The receivable from affiliated parties are balances outstanding with various divisions of the Torita Corporation Ltd. These receivables are not expected to be collected within one year.

5.  Unusual Items

During the period from March 1 to September 30, 2001, Nova Natural Resources Corporation incurred various one-time mergers, acquisition and stock promotional cost resulting from its reverse takeover of Torita Donghao LLC and its subsidiaries.

     Advisory Service                     $ 3,700,000
     Audit Fees, Merger Fees,
      and Acquisition Cost                  180,000
                                                        ________
                                                        $ 3,880,000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Management's discussion of anticipated future operations contains predictions and projections which may constitute forward looking statements. The Private Securities Litigation Reform Act of 1995,
 including provisions contained in Section 21E of the Securities Exchange Act of 1934, provides a safe harbor for forward-looking statements.
In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

(a) Present and anticipated sources of funds may be insufficient to meet the Company's working capital needs. In prior years, the Company's manufacturing operations were able to utilize the credit of a much larger parent ompany to finance its working capital needs. Since these operations are no longer associated with that parent company, the credit facilities of the parent are no longer available, and it has been much more difficult and not always possible for the Company's manufacturing operations to secure adequate financing to support the level of sales the Company is capable of attaining.

(b) The Company may not be able to attain the level of sales of its products it has been able to achieve in the past. Sales of electronic products which are manufactured by the Company -- Television sets, DVD equipment, Computers and Computer Monitors-- all are subject to fluctuations in both demand and in price dependent on the strength of the economies into which these products are sold. Forecasting the strength of these markets and the Company's ability to maintain or increase market share is difficult at best. Electronic technology changes rapidly, and the manufacture and sale of these products is very competitive.
The Company competes with many companies, most of which are considerably larger. From time to time, the Company manufactures products on an OEM basisfor large electronics manufacturers, and the level of such sales is dependent on the ability of those companies to market their brand-name products, an ability over which the Company has no control. The tragic events of September 11, 2001 have reverberated around the world, and have negatively affected the Company's sales. Many orders originating in Southeast Asia and in the Middle East were canceled following September 11 due to economic uncertainty and other factors. The long-term effects of this event on the Company's future business are unknown at this time.

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

(d) The terrorist attack on the World Trade Center in New York on September 11, 2001 had serious economic repercussions throughout the world. This event had a direct negative effect on the Company's business in the fourth quarter, and has also affected business in the first three quarters of fiscal 2002. The majority of the orders the Company had received for the fourth quarter were canceled or deferred by customers in SoutheastAsia and the Middle East. The Company's sales have continued to be depressed, andit cannot be determined when, or if, this situation will be reversed. The Company has no way of determining the long-term effects of this event, and the subsequent war on terrorism on its business. The Company's product mix in the first nine months of the fiscal year has shifted to primarily local customers, but whether this will continue to be the case, and the ramifications of this shift, cannot be determined at this time.

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

The business operations of the Company have continued to be those of Torita Delaware prior to the Closing. The Company does not operate in any of the business areas in which it operated prior to Closing. It is intended that shareholders will be asked to approve a change in the name of the Company and a severe reverse split of the Company's common shares at the next shareholders' meeting to more clearly reflect the international nature of the Company's operations and the fact that it is no longer in the natural resources business, and reduce the number of shares outstanding to a more rational level.

The Company's fiscal year has been changed from a September 30 year to a calendar year, which is consistent with the fiscal period of the entities acquired.

RESULTS OF OPERATIONS

The Company realized a net loss for the three month and nine month periods ended September 30, 2002 of $20,555 and $273,563 on manufacturing revenues of $33,616 and $398,264, respectively. In the comparable three month period ended September 30, 2001, the Company had a net loss of $3,675,094 on manufacturing revenues of $1,983,976. The Company's Loss from Operations after unusual items decreased $3,644,539 in the 2002 fiscal three months and $3,056,797 in the fiscal 2002 nine months compared to the equivalent fiscal 2001 periods.

The Company's manufacturing revenues declined 98% in the three-month period and 91% in the nine month period. The sharp decline resulted primarily from a lack of demand for the Company's manufactured products. A change in the Company's method of doing business with most of its customers also contributed. Historically, the Company purchased all or almost all of its raw materials to fulfill orders. The Company now requires its customers to supply the bulk of the raw materials needed to manufacture products for those customers.
This reduces the Company's working capital requirements and allows the Company to concentrate its efforts on what it knows best -- manufacturing. While the Company initially believed the sharp decline in demand for its products was temporary, it has now persisted for several quarters, and there can be no assurance that this trend will be reversed.

Cost of sales for the three month period ended September 30, 2002 decreased $1,560,864 or 98% to $23,867 from $1,584,731 in the three months ended September 30, 2001, resulting in a gross margin of $9,749 in the 2002 period, a decrease of $389,496 or 98% compared to a gross margin of $399,245 in the 2001 fiscal period. However, gross margin as a percent of manufacturing revenue increased to 29% from 20% in the comparable period. Cost of sales for the nine month period ended September 30, 2002 decreased $3,407,063 or 93% to $270,828from $3,677,891 in the nine months ended September 30, 2001, resulting in a gross margin of $127,436 in the 2002 period, a decrease of $826,293 or 87% compared to a gross margin of $953,729 in the 2001 fiscal period. Gross margin as a percent of manufacturing revenue increased to 32% from 21% in the comparable period. The increase in margins resulted from the Company's new policy of requiring most of its customers to supply the bulk of the raw materials for the manufacture of their products. The decreased cost of sales is not meaningful in consideration of the fact that sales themselves declined extremely sharply. The only positive in these results is that the Company was able to increase its manufacturing margins during a period when manufacturing orders were very difficult to obtain. The Company did no sub-contract work in either the three or the nine-month periods.

The reduction in sales is due, in large part, to the Company's inability to obtain credit to support its manufacturing capability, which is many times greater than the level of sales achieved in the quarter. As a result, the Company is losing sales to competitors who have greater ability to provide credit to customers. Other factors may also be responsible, of which the Company is currently unaware. As the Company's working capital increases, and it develops its own credit facilities, this should improve, but achieving that objective has been very difficult, and when, or if, it will be achieved is impossible to determine. On thepositive side, the Company's balance sheet remains strong, though not as strong as it did one year ago, and the Company's cash on hand is minimal (see 'Liquidity'). However, the bulk of the Company's assets are equipment, the value of which is dependent on the Company's ability to utilize that equipment to manufacture products.

Administrative expenses decreased $157,359 or 84% to $29,753 for the three month period ended September 30, 2002 compared to $187,112 for the three month period ended September 30, 2001. For the nine month period ended September 30, 2002, administrative expenses decreased $65,163 or 17% to $325,337 compared to $390,500 for the nine month period ended
September 30, 2001. The decrease in administrative expenses resulted primarily from a reduction in personnel and other expenses as the Company adjusts to persistently lower revenues.

Financial and selling expenses decreased $4,677 or 89% in the 2002 three month period to $551 from $5,228 in the comparable three-month period.
In the nine month period ended September 30, 2002, financial and selling expenses decreased $28,741 or 92% to $2,526 from $31,267 in the nine months ended September 30, 2001.. The decrease in these expenses reflects both the lower level of sales and more efficient operating procedures.

There were no sub-contracts in the three months and nine months of fiscal 2002.
 The Company had a loss of $1,999 on sub-contracts in the three months ended September 30, 2001 compared to income of $17,678 in the nine month period in 2001.

    CAPITAL RESOURCES-SOURCES OF CAPITAL

The Company's primary sources of cash flow during the nine months ended September 30, 2002 were depreciation, depletion and amortization, and a decrease in accounts payable and accruals. However, liquidity was reduced by operating losses, and increases in accounts receivable, inventory and prepaid expenses. Cash and cash equivalents for the period decreased $2,141, resulting in cash on hand at September 30, 2002 of $10,494 compared to cash on hand at September 30, 2001 of $16,057.

    CAPITAL RESOURCES-UTILIZATION OF CAPITAL

For the nine months ended September 30, 2002 the Company increased accounts receivableby $103,821 and decreased accounts payable and accruals by $207,415. In the comparable period, accounts receivable increased $205,095 and accounts payable and accruals decreased
$2,519,090. Prepaid expenses in the fiscal 2002 nine-month period increased $2,658 compared to an increase of $36,151 in the comparable period. Inventory in the 2002 period decreased $13,527 compared to a decrease of $27,075 in the earlier period. No cash was used in investing activities in the 2002 period. Cash used for investing activities in the 2001 fiscal period was $25,810, for long term investments and the acquisition of capital assets. No cash was used for financing activities in the 2002 fiscal period. $1,250,000 was provided by financing activities in the fiscal 2001 nine-month period by the issuance of common stock, and $469,789 was used by an increase in receivables from Affiliated Parties. The decrease in cash during the nine month period was $2,141, compared to a decrease in cash in thecomparable 2001 period of $17,039. Funds for capital expenditures for the remainder of the year are expected to be provided from operations, from the collection of receivables, from bank financing, from the sale of securities on a limited basis, and from existing cash balances.

    LIQUIDITY

At September 30, 2002, the Company's working capital totaled $998,647, as compared to working capital at December 31, 2001 of $1,088,198. Liquidity for the nine months ended September 30, 2002 was provided by depreciation, depletion and amortization, and an increase in accounts payable and accruals. Liquidity was reduced by operating losses, an increase in accounts receivable, an increase in prepaid expenses, and an increase in inventory.

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

Warrants representing 1.5% of the total issued and outstanding common stock of the Company after the transaction were issued to former Nova management as part of the transaction. None of these warrants were exercised, and all expired on November 1, 2002.

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

On July 31, 2002, pursuant to an Agreement (the "Agreement") entered into on September 27, 2002, Torita Electronic Hong Kong Ltd. ("Torita") closed the sale of its controlling block of $0.10 par value common shares (138,612,287 shares or 49.58%) in Nova Natural
Resources Corporation to I-Legend Holdings Ltd ("I-Legend BVI") in exchange for an aggregate 5% stake in I-Legend.com Ltd.
and SoftTel Technologies Incorporated, two associated companies owned by Mr. Paul Tong of Toronto, Canada, the principal of I-Legend BVI. For various reasons, the sale and transfer or exchange of stock was not consummated and various events contemplated by the Agreement did not take place. In November
2002, the Parties to the Agreement entered into a Release Agreement hereby I-Legend was relieved of its obligations under the Agreement, Torita was relieved of its obligation to perform under the Agreement, and the Company was relieved of its obligations to perform under the Agreement. I-Legend and Torita released the Company from any and all covenants and obligations of any nature or kind under the Agreement. I-Legend BVI, Mr. Tong and his associates have ceased their affiliation with the Company.

POSSIBLE DE-LISTING OF THE COMPANY'S COMMON STOCK

Due to the late filing of this report on Form 10-QSB, it is possible that the Company's stock could be delisted from the OTC Bulletin Board, although the Company is endeavoring to prevent that from happening. The late filing of this report is due to the Company's severe working capital shortage, especially in North America, a situation which the Company is attempting to rectify, and the failure of its manufacturing operations in the PRC to provide the Company timely financial statements. One of the provisions of the Agreement entered into by I-Legend BVI was that I-Legend
BVI would inject sufficient cash flow into the company to advance corporate objectives. I-Legend BVI did not comply with that provision. Accordingly, the Company's financial situation has further deteriorated.

The Company has been notified that the OTC Bulletin Board, operated by The NASDAQ Stock Market, Inc., on which the Company's common shares are presently quoted with the symbol "NVNU", will be phased out in 2003 and a new market, the Bulletin Board ExchangeSM
(BBX SM) will be launched.  It is probable that the Company will apply
to list on the BBX market.   It is believed, based on limited preliminary
information presently available to the Company, that the BBX market will offer significant improvements over the OTCBB. The BBX is expected be a listed marketplace, with an electronic trading system to allow order negotiation and automatic execution. This system should bring increased speed and reliability to trade executions, as well as improve the overall transparency of the marketplace. The
BBX is expected to offer increased liquidity for its listed companies securities, augmenting the opportunity to raise capital, and conferring the recognition of trading on a listed market. The cost of such a listing, the Company's ability to be approved for listing, and the advantages or disadvantages thereto, cannot be determined at this time.

The Company's electronics manufacturing operations tend to be cyclical from quarter to quarter within a given fiscal year. The level of profit or loss during any one fiscal quarter is not necessarily indicative of the results which will be attained for the fiscal year as a whole. This cyclical variation has recently been significantly greater than that experiencedhistorically. This is likely to continue to be the case for the foreseeable future.

AGREEMENT FOR THE SALE OF THE COMPANY

Management has determined that, in view of the Company's financial situation and operational status, the Company must seek a buyer for the Company. Accordingly, discussions have been held with several potential buyers. The Company has entered into a Stock Purchase Agreement ("Purchase Agreement") with NovoTech
Holdings, Inc.("Purchaser"). This Purchase Agreement stipulates that, subject to certain terms and conditions set forth in the agreement, that Nova shall sell Purchaser 10,000,000 shares of the Company's common stock following approval of a 1000 for one reverse stock split for $215,000. In order to consummate the transaction, the Company must hold a shareholders' meeting to approve the reverse stock split, increase the authorized shares of the Company, post-split, to 100,000,000 shares, issue the 10,000,000 shares to Purchaser, change the name of the Company to Lion Gri Corporation, and appoint a new Board of Directors to replace the present Directors and a new Transfer Agent. It is contemplated that present management will resign, and also that Torita Electronic Hong
Kong Ltd. will exchange its stock holdings in the Company for the Company's assets located in China. Closing of this transaction depends on shareholder approval, which approval is likely to be obtained, and also the satisfaction of certain requirements as set forth in the Purchase Agreement. The Company intends to proceed with this transaction, however, the purchase agreement is conditional on clearance from the Company's creditors within the next two weeks. There can be no assurance that such clearance can be obtained, and therefore there can be no assurance that this transaction will be closed, or if closed, that the terms will be as currently contemplated.


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

              NOVA NATURAL RESOURCES CORPORATION


Date:   December 23, 2002         By:/s/Edward T. S. Chan
                                                       Edward T. S. Chan,
                                                          President