Form 10KSB
period 2002-12-31
NOVA NATURAL RESOURCES CORP
filed 2006-02-21
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934(FEE REQUIRED)

                   For the fiscal year ended December 31, 2002
                                       OR
       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934(NO FEE REQUIRED)

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


                                 2951 Simms St.
                               Hollywood, Fl 33020
                    (Address of principal executive offices)


                                  (720)524-1363
                           (Issuer's telephone number)

              Securities registered under Section 12(b) of the Act:

                                     -NONE-

              Securities registered under Section 12(g) of the Act:

                          Common Stock, $.10 Par Value
                          ----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year totaled: $416,286
Documents Incorporated by Reference:  None
Transitional Small Business Disclosure Format   Yes___ No  X
As of December 31 2002, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value, and 279,551,551 shares of Common Stock, $.10 par value, its only classes of voting stock.

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

Torita Delaware manufactures, markets, and sells electronic equipment, including computer hardware, computer monitors, television sets, internet access devices for use with TV sets, digital video devices (DVD's) and related equipment. Torita Delaware's products are marketed in Southeast Asia. Its production facilities occupy 128,000 square feet in Zhuhai City in the People's Republic of China ("PRC") and include six manufacturing lines with an annual production capacity of approximately 1 million PC's, 1 million DVD devices and 200,000 TV sets. Torita Delaware owns 50% of the former cosmetics arm of Torita Group, though this business line has not played a significant role in the Company's operations. The Company wrote off its equity investment of $15,107 in the cosmetics company in the fourth quarter of the fiscal year, since it is uncertain whether this investment will be recoverable.

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

Historically, the Company's electronics manufacturing operations utilized Torita's credit facilities as its major source of working capital. When the Company became independent of Torita, it no longer had access to that capital, but the relationship was retained with Torita's lenders, including the maintenance of a $7 million line of credit with a local bank. . When Torita subsequently went into receivership, even though the Company was no longer affiliated with Torita, this line of credit was withdrawn. In addition, Torita's bankruptcy filing caused many of the Company's existing suppliers to cut off their credit terms with the Company, due to the past close association of the two companies. These events made it much more difficult for the Company to obtain credit in China.

BUSINESS DEVELOPMENT

Operations

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

     Torita Delaware manufactures, markets, and sells electronic equipment, including computer hardware, computer monitors, television sets, internet access devices for use with TV sets, digital video devices (DVD's) and related equipment. Torita Delaware's products are marketed in China, Southeast Asia and the Middle East. Currently the operation has idled the electronic assets pending additional working capital and is reviewing other opportunities for the company.

Significant Developments during Fiscal 2002

      Cash constraints and a lack of outside funding resulted in significant deterioration of the electronic business; sales dropped from FY 2001 of 4,817,604 to 416,286 for 2002. The company had to idle the manufacturing operations at the end of 2002 as a result of this working capital shortfall.

Common Stock

As of December 31, 2001 11,653,000 option shares were outstanding under the Company's employee stock option plan. On June 10, 2002 Mr. Chan exercised 4,661,200 shares at .005 per share for a total of $23,306. Mr. Spillane exercised 2,330,600 shares at .005 per share for a total or $11,653. As a result
o this issuance the remaining option shares outstanding under the Company's employee stock option plan at December 31, 2002 is 4,661,200.

On May 31, 2002 the company issued the remaining balance of 1,727,027 from an S-8 filing that was effective September 14, 2001. The filing was for 2,500,000 shares of which 636,364 shares were issued to Mr. Chan in lieu of salary and 136,609 shares were issued for legal services in October 2001. The balance of 1,727,027 was issued on May 31, 2002 as follows: Mr. Chan, 227,000 for a value of $908, Mr Spillane, 1,200,000 for a value of $4,800, and Mr. Stubbs 300,027 for a value of $1,200.

    Currently there are 279,551,551 common shares outstanding. There are no shares of the Company's convertible preferred stock outstanding. Holders of Common Stock are entitled to cast one vote for each share held of record on all matters submitted to a vote of shareholders and are not entitled to cumulate votes for the election of directors. Holders of Common Stock do not have preemptive rights to subscribe for additional shares of Common Stock issued by the Company.


     Holders of Common Stock are entitled to receive dividends as may be declared by the Company's Board of Directors out of funds legally available for that purpose, subject to the rights of the holders of the Company's Preferred Stock. But currently No Preferred Stock has been issued. Holders of the Common Stock and Preferred Stock have equal rights to all dividends declared and paid by the Company. In the event of liquidation, holders of Common Stock are entitled to share, pro rata, in any distribution of the Company's assets remaining after payment of liabilities, subject to the preferences and rights of the holders of Preferred Stock. The Company has not paid and has no current plan to pay dividends.


Electronics Manufacturing Operations

     As previously discussed, the Company's ability to obtain credit to support its manufacturing operations was substantially impaired during the 2001 and continued in 2002 fiscal year. This resulted in the loss of a substantial amount of potential manufacturing production, primarily orders for export. The Company actually had the orders, but was unable to procure financing for the raw materials needed to fulfill those orders. In fiscal 2001, export sales made up most of the Company's $4.8 million in sales revenues. Sales significantly declined to $416,286 in fiscal 2002 as a result of the working capital shortfall.


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

Employees

     At December 31, 2002, Nova had only two employees in North America -- its President, CEO and Treasurer, resident in Toronto, Canada, and it's Secretary, who maintains the Corporate Office in Denver, Colorado. The bulk of the Company's employees are located in the People's Republic of China, where the Company's manufacturing and marketing operations are located. The Company's employment in the PRC varies throughout the year with the amount of business it obtains, and the timing of the delivery of manufactured products. Maximum employment during the past two years has been approximately 400 workers, but this year employment declined to less than half that number at certain times of the year. The Company presently has a considerable overcapacity and has idled it manufacturing capacity.


ITEM 2.  DESCRIPTION OF PROPERTIES

CAPITAL ASSETS

     The Company's capital assets are all located in the PRC, and consist of factory machinery, electronic manufacturing and testing equipment, installation and assembly equipment, packing equipment and microcomputers, factory computer and audio equipment, a central computer system, and various small office machines and office equipment. The book value of these assets at December 31, 2002 was $2,366,126 and although the operation was idled, the company elected to retain this value since it reflected a reasonable fair asset value.



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


INVENTORIES

     The Company had inventories consisting of raw materials, work in progress and finished goods at December 31, 2002 amounting to approximately $74,000. A physical inventory was undertaken but not observed by the Company's auditor at year-end. The Company does not expect any substantial restatement of its year-end inventory. Management believes that this inventory is stated at cost even though the operations have been idled.

ITEM 3.  LEGAL PROCEEDINGS

     The Company knows of no legal proceedings contemplated or threatened against it.


PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNU" at 12/31/2002 and is currently a pink sheet listing "NVNJ". The number of record holders of the Company's Common Stock as of December 31, 2002 was approximately 5000.

     As of December 31, 2001 4,661,200 option shares were outstanding under the Company's employee stock option plan.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Forward-Looking Statements

     Management's discussion of anticipated future operations contains predictions and projections which may constitute forward looking statements. The Private Securities Litigation Reform Act of 1995, including provisions contained in Section 21E of the Securities Exchange Act of 1934, provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

  (a) Present and anticipated sources of funds may be insufficient to meet the Company's working capital needs. In prior years, the Company's manufacturing operations were able to utilize the credit of a much larger parent company to finance its working capital needs. Since these operations are no longer associated with that parent company, the credit facilities of the parent are no longer available, and it has been much more difficult and not always possible for the Company's manufacturing operations to secure adequate financing to support the level of sales the Company is capable of attaining. And the operations have been idled at year end as a result.

   (b) The Company may not be able to attain the level of sales of its products it has been able to achieve in the past. Sales of electronic products which are manufactured by the Company -- Television sets, DVD equipment, Computers and Computer Monitors -- all are subject to fluctuations in both demand and in price dependent on the strength of the economies into which these products are sold. Forecasting the strength of these markets and the Company's ability to maintain or increase market share is difficult at best. Electronic technology changes rapidly, and the manufacture and sale of these products is very competitive. The Company competes with many companies, most of which are considerably larger. The Company also manufactures products on an OEM basis for several large electronics manufacturers, and the level of such sales is dependent on the ability of those companies to market their brand-name products, an ability over which the Company has no control. The company may not be able to restart its operations and even if operating capital is obtained the company may not be able to regain its customers.



Liquidity and Capital Resources

     The Company has continued to experience a cash flow shortage, which became particularly acute during fiscal 2002 due to the bankruptcy filing of its former parent company -- Torita Group -- which made it difficult for the Company to obtain credit to support its manufacturing operations and to seek new sources of funding. A loss of $ 72,992 resulted from operation during 2002.

     Due to the inability of operating cash flows to cover expenses, the Company had only $54,641 in cash at year end. As the result of these events, at December 31, 2002, the Company had an Accumulated Deficit of $5,545,479 compared to an Accumulated deficit at December 31, 2001 of $ 3,140,957

     The Company's working capital was negative ($ 338,690) as of December 31, 2002, compared to working capital of $ 1,075,560 as of December 31, 2001. The reduction in working capital was primarily attributable to a reduction in accounts receivable of $929,487 or 76%, and a reduction in inventories of $321,356, or 81%. These reductions were accompanied by an increase in Accounts Payable and Accruals of $166,373 or 31%. The increase is largely attributable to the Company's reduced sales and tight cash position, which forced the Company to stretch out its payment schedule.

     Total assets decreased to $2,786,233 as of December 31, 2002, from $5,024,382 as of December 31, 2001. The decrease in total assets was attributable primarily to a decrease of accounts receivable.

   The increase in liabilities from $537,783 in 2001 to $704,156 in 2002 was due to the increase in the Company's Accounts Payable and Accrued expenses as a result of factors already discussed.

    The Company has insufficient liquidity and has temporarily shut down the operations in China.


Results of Operations

12 Months Ended 12/31/02

     The Company realized a net loss of $2,404,522 for the year ended December 31, 2002, compared to a net loss in the 2001 fiscal period of $6,119,313.

Revenues

     The Company's manufacturing revenues declined $4,401,318 or 91% to $416,286 in fiscal 2002 compared to $4,817,604 in fiscal 2001 primarily of inadequate working capital.


     Cost of sales for the year ended December 31, 2001 decreased $3,509,684 or 91% to $338,856 from $3,848,540 in fiscal 2001, resulting in a gross margin of $77,430 in the 2001 period, a decrease of $896,634 or 92 % compared to a gross margin of $969,064 in the 2001 fiscal period. However, gross margin as a percent of manufacturing revenue decreased to 18.6% from 20% in the comparable period. The decrease in margin was a result from a change in the sales mix from export to local sales.


Expenses

     Administrative expenses increased $1,363,562 or 160% to $2,214,701 for the year ended December 31, 2002 compared to the same period in 2001. This increase was the product of several factors. As sales fell, wages and salaries did not decrease commensurably. The Company elected to keep its key managers, who could not easily be replaced with people of equivalent experience and skill.

     Financial and selling expenses decreased $ 247,288 or .005% to $2,076 in fiscal 2002, compared to $ 249,364 in the previous fiscal year. When sales decreased, wages and salaries were reduced, traveling expenses were trimmed, and delivery charges, customs charges and bonuses declined, reflecting the lower level of sales in general and export sales in particular.

Material Events during the 2002 annual reporting period:

On July 31, 2002, pursuant to an Agreement entered into on June 27, 2002, Torita Electronic Hong Kong Ltd. Reported the closing of a sale in a controlling block of $0.10 par value common shares (138,612,287 shares or 49.58%) of Nova Natural Resources Corporation to I-Legend Holdings Ltd ("I-Legend BVI") in exchange for a combined 5% stake in I-Legend.com Ltd. and SoftTel Technologies Incorporated, two associated companies owned by Mr. Paul Tong of Toronto, Ontario, Canada, the principal of I-Legend BVI.



I-Legend.com Ltd. is the exclusive North America distributor for Legend Computers Ltd., of the People's Republic of China. Legend Computers Ltd. is the top computer manufacturer and marketer in China, representing more than 30% of overall computer sales in the Chinese market. I-Legend.com Ltd. is also one of six exclusive distributors of Microsoft Corporation's products in Canada.

Softtel Technologies Inc. is a designer, manufacturer and service provider of computing solutions for the application server market. It holds marketing and distribution rights for certain patented and patent pending technologies, several of which will be joint venturing with Nova.

The agreement provided for three new members to serve on Nova's board of directors: Mr. Paul Tong, Mr. Paul Cranmer, and Mr. Michael Lyons. Mr. Tong is the principal and founder of I-Legend.com Ltd., Softtel Technologies Inc., and I-Legend Holdings Ltd. He has more than 15 years of information technology ("IT") R&D, marketing and distribution experience. Mr. Lyons served as director of sales for a major telecommunications company for over 3 years and has more than 10 years of sales experience in IT and telecommunications. Mr. Cranmer has more than 5 years of marketing experience in telecommunications and IT solutions. All three are executives of I-Legend.com Ltd. and Softtel Technologies Inc. Mr. Tong was to become the chairman of Nova's board and the company's chief executive officer.

The Agreement provided that I-Legend Holdings Ltd. would inject sufficient cash flow into the company to advance corporate objectives.

The agreement FURTHER provides that under new management, a general shareholders meeting will be held to obtain shareholders approval to increase share capital, reverse split the shares, change the name of the company from Nova Natural Resources Corporation to I-Legend Corporation, and elect Directors.

This agreement was never consummated, the Torita shares were never transferred, the board of directors of Nova never acted nor was a general shareholder meeting ever held. The company books of record do not reflect any action on the part of the company to act on any of these provisions other that the 8K issued by its past president, Edward Chan.

The operations of the company in China were idled at year end as a result of lack of adequate working capital and a significant slow down in the overall business.


Material subsequent events that have occurred after the close of the 2002 audit.
--------------------------------------------------------------------------------


On March 16, 2003, pursuant to unanimous approval of the board of directors of Nova, the Company authorized its president to secure a convertible note from Henan Zhenyuen (Group) Co., LTD, and to appoint three new Directors. The company appointed Ms. Li Wang, Mr. Yanbo Yin both Chinese Nationals and reappointed Mr. Chris Tse. Mr. Tse was also appointed the President and CEO of the company upon the resignation of its former President Mr. Edward Chan. Mr. Chan also resigned as a Director of the company. Additionally, Mr. Han Zhende of the Torita group resigned as a Director. The note from Zhenyuen (Group) was never secured. The company secured funding from a company called Good Creative Limited a BVI. This information was communicated in an 8K filing and press release by the current management.


On June 30, 2003 pursuant to majority shareholder consent and affirmed by 199,873,886 votes constituting 71.5% of the 279,551,551 shares issued and outstanding as of June 28th 2003, the majority shareholders voted and approved the appointment of Mr. Chris Tse as the Company President and Chief Executive officer and the appointment to the Board of Directors. Mr. Edward Chan was terminated as the President and Chief Executive Officer and removed from the board of directors. This action was in response to the failure of Mr. Chan to place into writing his verbal resignation as the President and from the Board of Directors. This information was communicated in an 8K filing and press release by the current management.


On 13 August 2003 the shareholders of Nova Natural Resources Corp., by majority consent authorized the Board of Directors to institute a 1 for 3000 reverse stock split with no fractional shares to be issued. Nova, a Colorado Corporation required two thirds majority for such action. The majority consent was approved by two hundred two million one hundred sixth four thousand (202,164,000) votes and constituted an approval in excess of the two thirds required. The board approved the reverse and set the effective date for August 22, 2003. Further, the shareholders authorized the Board of Directors to increase the common stock authorized and issued to 50,000,000 shares following the implementation of the reverse. The majority shareholder consent also gave the Board the authorization to negotiate the terms and conditions to sale the assets back to Torita.
This information was communicated in an 8K filing and press release by the current management.

On 11 November 2003 Nova entered into an agreement to divest of the core business, the electronic assets the company had idled at 2002 year end. The electronic business unit declined shortly after acquisition due to a slow down in demand for existing products and a lack of immediate working capital required for new product introduction. Revenue decreased significantly from 2001 of $4.8MM to 2002 of $.4MM whereby the company was unable to continue operations. Previous management was unsuccessful in efforts to raise the necessary working capital in the time frame in which the business unit had opportunities for its product. The decrease in demand, consumption of saleable inventory and lack of working capital resulted in discontinuing the operations at year end 2002. The business had remained idle while the new management team and board of directors accessed the market conditions for the company products and production capabilities. The current board of directors had determined that restarting the operations created significant risk for its shareholders and determined that raising funds with equity would be difficult if not impossible. Therefore, the Directors approached the original owners and reached an agreement for the return of assets in turn for the return of the Torita Electronic (Hong Kong) Ltd., common stock in the amount of 138,612,287 shares. This was the control block originally issued for the assets but did not include stock issued for services in connection with facilitation of the deal and payment for services. The divesture agreement was entered into with Han Zhende, President of Torita Electronic (Hong Kong) Company Ltd., and provided for the return of the assets acquired from the original agreement, dated Feb 09 2001 between Torita Donghao, LLC and Nova Natural Resource Corporation. The agreement provided for the return of assets, assumption of all liabilities associated with the Chinese operation in turn for the return to Nova the 138,612,287 shares of common stock originally issued to Torita Electronic (Hong Kong) Ltd. This information was communicated in an 8K filing and press release by the current management.



On 17 Jun 2004 Nova entered into an agreement to purchase the assets of two Gas Stations located in Anyang City, Henan Province, China from Great Frame International Enterprise Limited, a Hong Kong Company. The stations were equipped with LPG refilling equipment. The stations along with a recently acquired LPG conversion technology would allow Nova to continue the conversion of additional vehicles within the Anyang market and expand into other markets within the region. The stations had the capacity to generate in excess of two million dollars in combined fuel alternatives, but the primary focus was to convert and service LPG vehicles. This was due to higher gross margins and the positive environmental impact. Nova intended to issue 600,000 shares of common stock at an agreed price of $2.00 per share, for a total purchase price of $1,200,000. The majority owner and President/Director of Great Frame International Enterprise Limited was Wang Li; Ms Li was also a director of Nova. Upon the completion of the proposed agreement Wang Li would have become the largest shareholder of NOVA with approximately 45% of the issued and outstanding shares.

This acquisition was designed to prove the LPG conversion technology was a benefit for both Nova and the Chinese market. The average cost to convert a taxi from gas to LPG was approximately $420 and the conversion cost for a bus was approximately 25% higher. It was estimated that the average taxi would drive 450KM per day with a monthly fuel saving of $73.00, creating a pay back for the driver in six months. The pay back for a bus was approximately one and a half years, but combined with the positive environmental results the local governments were eager to convert. The company expected the primary growth revenue generator would be the refilling of the LPG vehicles; the current gross margin was significantly higher than that of the non converted petrol vehicles. Given the increasing vehicles entering the Chinese market and vast number of vehicles that could benefit from the conversion the company worked for over one year to try and bring this deal to a successful close. The company engaged several outside parties in both the US and China to develop a successful structure for the transaction whereby Nova would have full rights privileges and true ownership of the assets identified in the deal. Although representatives of Nova visited the sites of these assets, the deal was complicated by a transfer of the state assets to the Hong Kong Company. This transfer could not be assured was acceptable under Chinese Law, making the deal risky on the representations made by Great Frame International and since Wang Li was a director of both companies Nova consulted with additional resources. The company evaluated several alternatives in restructuring the deal, but in meeting with Chinese Accountants and Legal Advisors, it was determined that the transaction could not be structured in a manner initially negotiated. This information was communicated in an 8K filing and press release by the current management.


On 1 July 2005 Nova rescinded the agreement entered into on June 17, 2004 to purchase the assets of two Gas Stations located in Anyang City, Henan Province, China. The agreement previously entered into with Great Frame International Enterprise Limited, a Hong Kong Company, provided that Great Frame would provide written evidence that the agreement was in compliance with Chinese Laws and procedures and that the assets described in the agreement were not encumbered in any manner. Failing to comply with this requirement the company cancelled the agreement. Additionally, Mr. Chris Tse President & CEO and Chairman of the Board, accepted the resignation of Wang Li and Yin Yanbo as directors of the company and decided to serve as sole officer and director of the company until such time as qualified replacements could be selected. This information was communicated in the form of an 8K filing by the current management.

                       NOVA NATURAL RESOURCES CORPORATION

                              FINANCIAL STATEMENTS

                                       AND

                                AUDITOR'S REPORT

                                DECEMBER 31, 2002

                                TABLE OF CONTENTS




TABLE OF CONTENTS............................................................16

AUDITOR'S REPORT.............................................................17

BALANCE SHEETS...............................................................18

STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS.............................19

STATEMENTS OF STOCKHOLDERS' EQUITY...........................................21

STATEMENTS OF CASH FLOW......................................................22

NOTES TO THE FINANCIAL STATEMENTS............................................23

NOTES TO THE FINANCIAL STATEMENTS............................................24

NOTES TO THE FINANCIAL STATEMENTS............................................26

                                AUDITOR'S REPORT

To the Shareholders of
Nova Natural Resources Corporation

I have audited the accompanying balance sheets of Nova Natural Resources Corporation as at December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These statements are the responsibility of the corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

I was unable to attend the physical counting of inventories at the beginning and at the end of the year nor satisfy myself concerning those inventory quantities by alternative means. Since opening and ending inventories enter into the determination of the results of operations and cash flows, I was unable to determine whether adjustments to cost of sales, net income for the year, accumulated surplus (deficit) and cash provided from operations might be necessary.

In my opinion, except for the effect of adjustments, if any, had I been able to examine the opening and ending inventory quantities, as described in the preceding paragraph, the financial statements referred to above present fairly in all material respects, the financial position of the corporation for the year ended December 31, 2002 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States.

Chartered Accountant
Markham, Ontario, Canada
October 9, 2005



                       NOVA NATURAL RESOURCES CORPORATION

                                 BALANCE SHEETS
                             AS AT DECEMBER 31, 2002
--------------------------------------------------------------------------------


                                  ASSETS                                              12/31/02           12/31/01
                                                                                      --------           --------
Current
Bank                                                                                $   54,641         $   12,635
Accounts Receivable                                                                    288,919          1,218,406
Inventories - Note 2 and 3                                                              73,584            394,940
Prepaid Expenses and Deposits                                                            2,963                  0
                                                                            --------------------------------------
                                                                                       420,107          1,625,981
Long Term

Receivable from Affiliated Parties - Note 8                                                  0            654,430
Capital Assets - Note 2 and 4                                                        2,366,126          2,743,971
                                                                            --------------------------------------
                                                                                     2,366,126          3,398,401

                                                                                     2,786,233          5,024,382
                                                                            ======================================
                               LIABILITIES

Current
Accounts Payable and Accruals                                                          662,289            537,783
                                                                            --------------------------------------

                           STOCKHOLDERS' EQUITY

Common stock, $0.10 par value, 300,000,000 shares authorized; 279,551,551           27,125,139         27,083,272
shares issued and outstanding

Additional Paid in Capital                                                         (19,455,716)       (19,455,716)

Accumulated Surplus (Deficit)                                                       (5,545,479)        (3,140,957)
                                                                            --------------------------------------
                                                                                     2,123,944          4,486,599

                                                                                    $2,786,233         $5,024,382
                                                                            ======================================


Approved By:

         Director:                  /s/Chris Tse                 Director:
                             ---------------------------                            ---------------------------

  The accompanying summary of significant accounting policies and notes are an integral part of these financial statement

--------------------------------------------------------------------------------




                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                      FOR THE YEARS ENDED DECEMBER 31, 2002

--------------------------------------------------------------------------------



                                                                               12/31/2002         12/31/2001
                                                                               ----------         ----------


Sales Revenue                                                                $    416,286        $ 4,817,604

Less Cost of Sales                                                               (338,856)        (3,848,540)
                                                                       ---------------------------------------

Gross Margin                                                                       77,430            969,064

Expenses:
Administrative                                                                  2,214,701            601,775
Financial and Selling                                                               2,076            249,364
                                                                       --------------------------------------
                                                                                2,216,777

Consulting Fees - Note 9                                                                0         (4,574,106)

Income/(Loss) from Other Operations                                               (72,992)           (56,310)

Loss from Non-Operations - Note 6                                                (192,183)        (1,606,822)
                                                                       ---------------------------------------

Net Income for the year                                                      $ (2,404,522)       $(6,119,313)
                                                                       =======================================

Basic and diluted net income (loss) per share                                $     (0.009)       $    (0.026)
                                                                       =======================================

Weighted Average Common Shares Outstanding                                    275,192,138        237,834,275
                                                                       ======================================

   The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.
--------------------------------------------------------------------------------



                       NOVA NATURAL RESOURCES CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEARS ENDED DECEMBER 31, 2002

--------------------------------------------------------------------------------


                                                                                  Additional  Accumulated     Total
                                                Preferred                          Paid-In      Surplus    Stockholders'
                                                 Stock         Common Stock         Capital     (Deficit)     Equity
                                              --------------------------------------------------------------------------
                                   Shares       Amount      Shares      Amount
                               --------------------------------------------------
Balances, December 31, 2000               Nil    $   Nil 213,249,672 $21,324,967 $(18,169,627) $2,978,356    $6,133,696

Acquisition of Nova                 1,792,267  1,792,267  13,254,033   1,325,403    6,812,642  (9,895,548)       34,762

Acquisition Adjustments                                                            (9,895,549)  9,895,549             0

Acquisition Costs                                          2,971,512     297,152      356,642                   653,794

Debt Conversion                    (1,792,267)(1,792,267)  3,584,534     358,453    1,433,814                         0

Stock Compensation                                        37,772,973   3,777,297        6,364                 3,783,661

Net Loss for the year                                                                          (6,119,314)   (6,119,314)
                               -----------------------------------------------------------------------------------------

Balances, December 31, 2001
                                          Nil    $   Nil 270,832,724 $27,083,272 $(19,455,715)$(3,140,957)   $4,486,599

Exercise Stock Option                                      6,991,800      34,959

Debt Conversion                                            1,727,027       6,908

Net Income for the year                                                                        (2,404,522)

Balances, December 31, 2002
                                          Nil   $   Nil  279,551,551 $27,125,139 $(19,455,715)$(5,545,479)   $2,082,078
                               -----------------------------------------------------------------------------------------


   The accompanying summary of significant accounting policies and notes are an integral part of these financial statements

--------------------------------------------------------------------------------



                       NOVA NATURAL RESOURCES CORPORATION

                             STATEMENTS OF CASH FLOW
                      FOR THE YEARS ENDED DECEMBER 31, 2002

--------------------------------------------------------------------------------



                                                                                12/31/02          12/31/01
                                                                                --------          --------
Cash Provided by (Used in):

Operating Activities
     Cash from Operations                                                   $ (2,404,522)     $ (6,119,313)
     Cash Provided from non cash items
              Amortization                                                       350,967           335,052
     Net Change in Non Cash Working Capital - Note 5                           1,372,386         1,769,459
                                                                       -----------------------------------
                                                                                (681,169)       (4,014,802)

Investing Activities
     Net Purchase of Capital Assets                                              26,878            (23,193)
     Long Term Investments                                                            0             15,107
                                                                       -----------------------------------
                                                                                 26,878             (8,086)

Financing Activities
     Issue of Share Capital                                                       41,867         4,472,216
     Loans from Affiliated Parties                                               654,430          (469,789)
                                                                       -----------------------------------
                                                                                 696,297         4,002,427

Increase (Decrease) in Cash during the year                                       42,006           (20,461)

Cash Balance - beginning of year                                                  12,635            33,096
                                                                       -----------------------------------

Cash Balance - end of year                                                    $  54,641          $  12,635
                                                                       ===================================

    The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED DECEMBER 31, 2002

--------------------------------------------------------------------------------


1. Nature of Business
--------------------------------------------------------------------------------

    On February 27, 2001, Nova Natural Resources Corporation issued 213,249,672 of its common shares to acquire the net assets of Torita Donghao LLC, a Delaware corporation, with assets located in the city of Zhuhai in the People's Republic of China. An additional 2,971,512 common shares was issued along with cash of $4,500 to pay for a finder's fee. The merger resulted in the owners and management of Torita Donghao LLC having total operating control of the combined corporation after this business combination.

    For accounting purposes, this business combination has been accounted for in accordance with the Accounting Principles Board Opinion No: 16 as a "reverse acquisition" with no goodwill or other intangibles being recorded. All the cost of acquisition has been expensed.

    The comparative balance sheet includes all the assets, liabilities and equity of the combined corporations as at December 31, 2001. Similarly, the statements of operations and cash flow for the comparative period from January 1 to December 31, 2001 show the combined financial results of the both corporations after the reverse acquisition.


2. Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

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

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED DECEMBER 31, 2002

--------------------------------------------------------------------------------

c.  Earnings per Share
    Net loss per share is presented in accordance with the provisions of the Statement of Financial Accounting Standards (SFAS) No: 128, Earnings Per Share. SFAS No: 128 replaces the presentation of primary and diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS No: 128, basic EPS excludes dilution for potential common shares and is computed by dividing the net loss by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common stock. Basic and diluted EPS are the same in 2002 and 2001 as all potential common shares were antidilutive.

d.  Stock-based Compensation
    The company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No:
    25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation costs for stock options granted to employees is measured as the excess, if any, of the quoted price of the company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock. In October 1995, the Financial Standards Board issued a new statement SFAS No: 123, Accounting for Stock-Based Compensation. SFAS No: 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees must be accounted for by the fair value method. The company has decided not to adopt the fair value accounting method prescribed by SFAS No: 123 for employees, but is subject to the related disclosure requirements.

e.  Inventories
    Inventories are stated at the lower of cost and market, cost being determined under the first-in, first-out method.


  The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED DECEMBER 31, 2002

--------------------------------------------------------------------------------

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

3. Inventories
--------------------------------------------------------------------------------

                                                                                 12/31/02          12/31/01
                                                                                 --------          --------

     Raw Materials                                                              $  24,739         $ 176,981
     Work In Progress                                                                 195               169
     Finished Goods                                                                48,650           217,790
                                                                          ---------------------------------
                                                                                $  73,584         $ 394,940
                                                                          =================================

  The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

--------------------------------------------------------------------------------

4. Capital Assets
--------------------------------------------------------------------------------

                                                            Accumulated                Net Book Value
                                             Cost           Amortization         12/31/02          12/31/01
                                        -----------------------------------------------------------------------

    Machinery and Equipment                  $4,718,364         $ 2,354,242        $ 2,364,122       $2,741,567
    Computer                                      6,972               4,968              2,004            2,404
                                        -----------------------------------------------------------------------
                                             $4,725,336         $ 2,359,210        $ 2,366,126       $2,743,971
                                        =======================================================================

5. Net Change in Non Cash Working Capital
--------------------------------------------------------------------------------

                                                                            12/31/2002        12/31/2001
                                                                            ----------        ----------

    Accounts Receivable                                                        929,487          1,371,120
    Inventories                                                                321,356            176,060
    Prepaid Expenses and Deposits                                               (2,963)           124,717
    Accounts Payable and Accruals                                              124,506             97,562
                                                                      ------------------------------------
                                                                           $ 1,372,386        $ 1,769,459
                                                                      ====================================


6.  Subsequent Events
--------------------------------------------------------------------------------

     a) In June 27, 2002, the company entered into an agreement with I-Legend Holdings Ltd., a Canadian company, to sell all its shares in Torita Electronic Hong Kong Ltd., a wholly owned subsidiary, in exchange for a combined 5% stake in I-Legend.com and SoftTel Technologies Incorporated. The agreement fell through because I-Legend Holdings Ltd. did not comply with the terms of the agreement;
     b) Management has decided that the company would be more valuable and the interest of its shareholders would be better served by the sale, reassignment and abandonment of the company's assets and marketing the company as a "shell" to potential buyers. Consequently, in August 13, 2003, by majority consent of the company's shareholders, the company's board of directors authorized a 1 for 3,000 reverse stock split of the existing shares of the company. The board also authorized an increase in the common share capital after the reverse stock split to 50,000,000 shares;

  The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

--------------------------------------------------------------------------------


6.  Subsequent Events - continued
--------------------------------------------------------------------------------


     c) In December 2003, the company received 138,612,287 of its common shares in return for all the assets and liabilities related to the electronic factory located in the city of Zhuhai in the People's Republic of China.

     d) In the same month, the company signed an agreement to purchase an LPG (Liquefied Petroleum Gas) technology for $250,000. The purchase will be paid by the issuance of 250,000 of the company's common stock. The technology has since been written off by management because the vendor has not complied with the terms of the agreement. The company is in the process of canceling the issued stock related to this purchase.

     e) On June 17, 2004, the company entered into an agreement with a company called Great Frame International Enterprise Limited, a company with head office located in Hong Kong, to purchase two gas stations located in the city of Anyang, in the Province of Henan, in the People's Republic of China. The gas stations were equipped with LPG refilling equipment. The stations, along with the technology referred to in (d) above, would allow the company to continue the conversion of vehicles within the Anyan and its surrounding region from gasoline to LPG energy. Under the terms of the agreement, the company would pay for the $US 1,200,000 purchase by issuing 600,000 (post reverse split shares) of its common shares to the vendor at $2.00 per share. On July 1, 2005, the company rescinded the agreement because the vendor could not provide satisfactory evidence that the terms of the agreement complied with Chinese laws and procedures and that the assets contemplated in the transfer were unencumbered in any manner.









  The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.