Form 10KSB/A
period 2003-12-31
NOVA NATURAL RESOURCES CORP
filed 2006-07-06
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934(FEE REQUIRED)

                   For the fiscal year ended December 31, 2003

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


                                 (954) 925-9502
                           (Issuer's telephone number)

             Securities registered under Section 12(b) of the Act:

                                     -NONE-

              Securities registered under Section 12(g) of the Act:

                          Common Stock, $.10 Par Value
                          ----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year totaled: None Documents Incorporated by Reference: None Transitional Small Business Disclosure Format Yes___ No X

As of December 31 2003, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value, and 371,764 shares of Common Stock, $.10 par value, its only classes of voting stock.

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

   COMMON STOCK

As of December 31, 2001 11,653,000 option shares were outstanding under the Company's employee stock option plan. On June 10, 2002 Mr. Chan exercised 4,661,200 shares at .005 per share for a total of $23,306. Mr. Spillane exercised 2,330,600 shares at .005 per share for a total or $11,653. As a result of this issuance the remaining option shares outstanding under the Company's employee stock option plan at December 31, 2003 is 1,553.

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

Currently there are 121,764 common shares outstanding. There are no shares of the Company's convertible preferred stock outstanding. Holders of Common Stock are entitled to cast one vote for each share held of record on all matters submitted to a vote of shareholders and are not entitled to cumulate votes for the election of directors. Holders of Common Stock do not have preemptive rights to subscribe for additional shares of Common Stock issued by the Company.

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

ENVIRONMENTAL REGULATIONS

The Company is not currently subject to any pending administrative or judicial enforcement proceedings arising under environmental laws or regulations. Environmental laws and regulations may be adopted in the future which may have an impact upon the Company's operations.

EMPLOYEES

At December 31, 2003, Nova had only one employee, its President & CEO, Mr. Chris Tse


ITEM 2.  DESCRIPTION OF PROPERTIES

CAPITAL ASSETS

The Company's capital assets located in the PRC, and consist of factory machinery, electronic manufacturing and testing equipment, installation and assembly equipment, packing equipment and microcomputers, factory computer and audio equipment, a central computer system, and various small office machines and office equipment were transfer back in exchange of the return of 138,612,287 shares of its common stock. The book value of these assets at December 31, 2002 was $2,366,126.


OFFICE LEASE AND EQUIPMENT

None


INVENTORIES

The Company had no inventories as of 12/31/2003.


ITEM 3.  LEGAL PROCEEDINGS

The Company knows of no legal proceedings contemplated or threatened against it.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at 12/31/2003 and currently has had no trading activity. The number of record holders of the Company's Common Stock as of December 31, 2003 was approximately 500.

As of December 31, 2003 1,553 option shares were outstanding under the Company's employee stock option plan.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash at year end and at December 31, 2003 the Company had an Accumulated Deficit of $5,879,382 compared to an Accumulated deficit at December 31, 2003 of $ 5,545479

The Company had no working capital at the end of December 31, 2003.


MATERIAL EVENTS AFTER 2003 YEAR END


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

Management has decided that the company would be more valuable and the interest of the shareholders would be better served by the sale of the company as a "shell" or the reverse merger into a successful private business. Management is exploring several opportunities as the present time and expects to make a decision prior to year end. Management is currently working to bring the financials up to date to increase the value of the company as a clean operation current with its financial reporting would be of greater marketability. The financials for 2004 and 2005 are expected to be completed in the next 60 days.

                       NOVA NATURAL RESOURCES CORPORATION

                              FINANCIAL STATEMENTS

                                       AND

                                AUDITOR'S REPORT

                                DECEMBER 31, 2003

                                TABLE OF CONTENTS

TABLE OF CONTENTS..................................................12

AUDITOR'S REPORT...................................................13

BALANCE SHEETS.....................................................14

STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS...................15

STATEMENTS OF STOCKHOLDERS' EQUITY.................................16

STATEMENTS OF CASH FLOW............................................17

NOTES TO THE FINANCIAL STATEMENTS..................................18

NOTES TO THE FINANCIAL STATEMENTS..................................19

NOTES TO THE FINANCIAL STATEMENTS..................................20

NOTES TO THE FINANCIAL STATEMENTS..................................20

AUDITOR'S REPORT

To the Shareholders of
Nova Natural Resources Corporation

I have audited the accompanying balance sheets of Nova Natural Resources Corporation as at December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These statements are the responsibility of the corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, except for the effect of adjustments, if any, had I been able to examine the opening and ending inventory quantities, as described in the preceding paragraph, the financial statements referred to above present fairly in all material respects, the financial position of the corporation for the year ended December 31, 2003 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States.


Chartered Accountant
Markham, Ontario, Canada
June 23, 2004

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                                 BALANCE SHEETS
                             AS AT DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                  ASSETS                                              12/31/03           12/31/02
Current
Bank                                                                                  $      -          $  54,641
Accounts Receivable                                                                          -            288,919
Inventories - Note 2 and 3                                                                   -             73,584
Prepaid Expenses and Deposits                                                                -              2,963
                                                                            -------------------  -----------------
                                                                                             -            420,107
Long Term

Capital Assets - Note 2 and 4                                                                -          2,366,126
                                                                            -------------------  -----------------
                                                                                             -          2,366,126

                                                                                             -          2,786,233
                                                                            -------------------  -----------------
                               LIABILITIES
Current
Accounts Payable and Accruals                                                            6,000            704,156
                                                                            -------------------  -----------------

                           STOCKHOLDERS' EQUITY

Common stock, $1.00 par value, 50,000,000 shares authorized; 371,764                13,591,816         27,083,272
shares issued and outstanding

Additional Paid in Capital                                                          (7,718,434)       (19,455,716)

Accumulated Surplus (Deficit)                                                       (5,879,382)        (5,545,479)
                                                                            -------------------  ------------------
                                                                                         6,000          2,082,077

                                                                                      $      -         $2,786,233
                                                                            ===================  =================

Approved By: /s/Chris Tse

         Director:                 /s/ Chris Tse                 Director:
                             ---------------------------                            ---------------------------


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                      FOR THE YEARS ENDED DECEMBER 31, 2003

--------------------------------------------------------------------------------

                                                                           12/31/2003         12/31/2002


Sales Revenue                                                                    $      -         $  416,286

Less Cost of Sales                                                                      -           (338,856)
                                                                       ------------------- ------------------

Gross Margin                                                                            -             77,430

Expenses:
Administrative                                                                     83,903          2,214,701
Amortization                                                                      250,000                  -
Financial and Selling                                                                   -              2,076
                                                                       ------------------- ------------------
                                                                                  333,903          2,216,777


Income/(Loss) from Other Operations                                                     -            (72,992)

Loss from Non-Operations - Note 6                                                       -           (192,183)
                                                                       ------------------- ------------------

Net Income for the year                                                       $  (333,903)       $(2,404,522)
                                                                       =================== ==================

Basic and diluted net income (loss) per share                                  $   (0.898)        $   (0.010)
                                                                       =================== ==================

Weighted Average Common Shares Outstanding                                        371,764        237,834,275
                                                                       =================== ==================


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                        NOVA NATURAL RESOURCES CORPOATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEARS ENDED DECEMBER 31, 2003

--------------------------------------------------------------------------------

                                                                              Additional       Accumulated      Total Stockholders'
                                         Common Stock                       Paid-In Capital  Surplus (Deficit)          Equity
                                         ------------                       ---------------  -----------------          ------
                               Shares before  Shares after
                               reverse split  reverse split      Amount
                               -------------  -------------   ------------
Balances, December 31, 2002      279,551,551         93,184   $ 27,125,139  $ (19,455,716)   $     (5,545,479)    $  2,082,077

Disposal of Nova                (138,612,287)       (46,204)   (13,861,229)    11,779,149

Alternative Technology           750,000,000        250,000        250,000

Consulting Fees                  225,000,000         75,000         75,000

Fractional Shares dropped off       (648,000)          (216)             -

Net Income for the year                                                                              (333,903)
                               ----------------------------------------------------------------------------------------------------

Balances, December 31, 2003    1,115,291,264        371,764   $ 13,591,816  $  (7,676,567)   $     (5,879,382)    $    (35,867)
                               ----------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                        NOVA NATURAL RESOURCES CORPOATION

                             STATEMENTS OF CASH FLOW
                      FOR THE YEARS ENDED DECEMBER 31, 2003

-------------------------------------------------------------------------------


                                                          12/31/03    12/31/02
Cash Provided by (Used in):

Operating Activities
     Cash from Operations                              $ (333,903) $(2,404,522)
     Cash Provided from non cash items
              Amortization                                250,000      350,967
     Net Change in Non Cash Working Capital - Note 5     (332,690)   1,414,253
                                                       -----------  -----------
                                                         (416,593)    (639,302)

Investing Activities
     Net Purchase of Capital Assets                      (250,000)      26,878
     Net Disposal of Capital Assets                     2,366,126            0
                                                       -----------  -----------
                                                        2,116,126       26,878

Financing Activities
     Additional Paid In Capital                       (11,737,282)           0
     Redemption of Share Capital                       13,491,456            0
     Loans from Affiliated Parties                              0      654,430
                                                       -----------  -----------
                                                       (1,754,174)     654,430

Increase (Decrease) in Cash during the year               (54,641)      42,006

Cash Balance - beginning of year                           54,641       12,635
                                                       -----------  -----------

Cash Balance - end of year                             $        0  $    54,641
                                                       -----------  -----------


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

-------------------------------------------------------------------------------
                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED DECEMBER 31, 2003

-------------------------------------------------------------------------------

1. Nature of Business
-------------------------------------------------------------------------------

    Management has decided that the company would be more valuable and the interest of its shareholders would be better served by the sale, reassignment and abandonment of the company's assets and marketing the company as a "shell" to potential buyers.

    Consequently, in December 2003, the company retrieved 138,612,287 of its common shares in return for all the assets and liabilities related to the electronic factory located in the city of Zhuhai in the People's Republic of China. The company's board of directors, by a majority consent of the company's shareholders, authorized a 1 for 3,000 reverse stock split of the existing shares of the company. The board also authorized an increase in the common share capital after the reverse stock split to 50,000,000 shares

2. Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

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

c.  Earnings per Share
    Net loss per share is presented in accordance with the provisions of the Statement of Financial Accounting Standards (SFAS) No: 128, Earnings Per Share. SFAS No: 128 replaces the presentation of primary and diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS No: 128, basic EPS excludes dilution for potential common shares and is computed by dividing the net loss by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common stock. Basic and diluted EPS are the same in 2002 and 2003 as all potential common shares were antidilutive.



The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED DECEMBER 31, 2003

-------------------------------------------------------------------------------

d.  Inventories
    Inventories are stated at the lower of cost and market, cost being determined under the first-in, first-out method.

e.  Revenue Recognition
    Product sales are recognized upon shipment provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed and determinable and collectibility is considered probable. An allowance for sales return is recorded at the time revenue is recognized based on the corporation's historical experience.

f.  Stock-based Compensation
    The company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No:
    25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation costs for stock options granted to employees is measured as the excess, if any, of the quoted price of the company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock. In October 1995, the Financial Standards Board issued a new statement SFAS No: 123, Accounting for Stock-Based Compensation. SFAS No: 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees must be accounted for by the fair value method. The company has decided not to adopt the fair value accounting method prescribed by SFAS No: 123 for employees, but is subject to the related disclosure requirements.

g.  Foreign Currency Translation
    The comparative assets, liabilities and operations of the corporation were measured in the currency of the People's Republic of China ($RMB). The assets and liabilities have been translated to the United States ($US) dollars at the current rate of $RMB 8.28 to $US 1.00. The revenue, expenses, gains and losses of the corporation have been translated using a weighted average of $RMB 8.28 to $US 1.00.


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED DECEMBER 31, 2003

-------------------------------------------------------------------------------

h.  Capital Assets
    Capital assets were stated at cost. Amortization was provided at rates which were designed to write off the assets over their estimated useful lives.

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


3. Inventories
-------------------------------------------------------------------------------

                                            12/31/03          12/31/02

     Raw Materials                            $     -         $  24,739
     Work In Progress                               -               195
     Finished Goods                                 -            48,650
                                      ---------------- -----------------
                                              $     -         $  73,584
                                      ---------------- -----------------


4. Capital Assets
-------------------------------------------------------------------------------


                                   Accumulated       Net Book Value
                            Cost   Amortization   12/31/03    12/31/02
                         -------   ------------   --------   -----------
Machinery and Equipment  $     -   $          -   $      -   $ 2,364,122
Computer                       -              -          -         2,004
                         -------   ------------   --------   -----------
                         $     -   $          -   $      -   $ 2,366,126
                         -------   ------------   --------   -----------



The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED DECEMBER 31, 2003

-------------------------------------------------------------------------------

5. Net Change in Non Cash Working Capital
-------------------------------------------------------------------------------

                                         12/31/2003        12/31/2002

    Accounts Receivable                      288,919            929,487
    Inventories                               73,584            321,356
    Prepaid Expenses and Deposits              2,963             (2,963)
    Accounts Payable and Accruals           (698,156)           166,373
                                    ------------------ -----------------
                                          $ (332,690)        $1,414,253
                                    ------------------ -----------------

6. Subsequent Events
-------------------------------------------------------------------------------

a) In June 2004, the company signed an agreement to purchase an LPG (Liquefied Petroleum Gas) technology for $250,000. The purchase will be paid by the issuance of 250,000 of the company's common stock. The technology was later written off by management because the vendor did not comply with the terms of the agreement. The company is in the process of canceling the issued stock related to this purchase.

b) On June 17, 2004, the company entered into an agreement with a company called Great Frame International Enterprise Limited, a company with head office located in Hong Kong, to purchase two gas stations located in the city of Anyang, in the Province of Henan, in the People's Republic of China. The gas stations were equipped with LPG refilling equipment. The stations, along with the technology referred to in (a) above, would allow the company to continue the conversion of vehicles within the City of Anyan and its surrounding region from gasoline to LPG energy. Under the terms of the agreement, the company would pay for the $US 1,200,000 purchase by issuing 600,000 (post reverse split shares) of its common shares to the vendor at $2.00 per share. On July 1, 2005, the company rescinded the agreement because the vendor could not provide satisfactory evidence that the terms of the agreement complied with Chinese laws and procedures and that the assets contemplated in the transfer were unencumbered in any manner.


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.