Form 10QSB
period 2003-03-31
NOVA NATURAL RESOURCES CORP
filed 2007-07-10
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                         Commission File number 0-15078

                       NOVA NATURAL RESOURCES CORPORATION
                       ----------------------------------
                 (Name of Small Business Issuer in its charter)

         Colorado                                   84-1227328
        (State or other jurisdiction               (I.R.S. Employer
         Of incorporation                           Identification No.)


       2951 Simms St.                                  (954) 925-9502
       Hollywood, Fl 33020                             (issuer's phone number)
       (Address of principal executive offices)

           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:

                          Common Stock, $.10 Par Value

                          ----------------------------
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X
                                                                  ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [X]

Issuer's revenues for its most recent fiscal year totaled:  None
Documents Incorporated by Reference:  None
Transitional Small Business Disclosure Format:   Yes   .  No. X
                                                    ---      ---

As of March 31 2003, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of March 31, 2003, 279,551,551

Transitional Small Business Disclosure Format  YES        NO XX
                                                   ---       --

                       NOVA NATURAL RESOURCES CORPORATION

                               Index to Form 10-Q

PART 1. FINANCIAL INFORMATION
-----------------------------

Item 1.   Financial Statements.

          Balance Sheets at March 31, 2003 (unaudited)

          Statements of Operations and Accumulated Surplus for the three months ended March 31, 2003 and 2002 (unaudited)

          Statements of Cash Flow ended March 31, 2003 and 2002 (unaudited)

          Report of Independent Registered Public Accountant Firm

          Certificate of the CEO and CFO

          Certificated pursuant to 18 U.S.C. Section 1350

Item 2.   Management discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Description of Business

Item 4.   Significant changes in the company business

Item 5.   Change in Control


Part 2.    OTHER INFORMATION
----------------------------

Item 1.   Common Stock

Item 2.   Environmental

Item 3.   Employees

Item 4.   Capital assets

Item 5.   Legal Proceedings

Item 6.   Market for Common Equity and related Shareholder matters

Item 7.   Material Subsequent Events

Signatures

                       NOVA NATURAL RESOURCES CORPORATION

                                  BALANCE SHEET
                              AS OF MARCH 31, 2003

--------------------------------------------------------------------------------
                                                           Unaudited
                                                 03/31/2003         03/31/2002
                            ASSETS               ----------         ----------
Current
Cash in Bank                                      $     54,641     $         -
Accounts Receivable                                    288,919         288,919
Inventories - Note 2                                    73,584          73,584
Prepaid Expenses and Deposits                            2,963           2,963
                                                -------------------------------
                                                       420,107         365,466
Long Term

Capital Assets - Note 2                              2,366,126       2,366,126
                                                -------------------------------
                                                     2,366,126       2,366,126

                                                     2,786,233       2,731,592
                                                -------------------------------
                         LIABILITIES
Current
Accounts Payable and Accruals                          705,656         608,648
                                                -------------------------------

                    STOCKHOLDERS' EQUITY

Common stock, $0.10 par value, 300,000,000
shares authorized; 270,832,724 shares issued
and outstanding                                     27,083,272      27,125,139


Additional Paid in Capital                         (19,455,716)    (19,455,716)

Accumulated Surplus (Deficit)                       (5,546,979)     (5,546,479)
                                                -------------------------------
                                                     2,080,577       2,122,944

                                                  $  2,786,233     $ 2,731,592
                                                -------------------------------

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                       FOR THE PERIOD ENDED MARCH 31, 2003

--------------------------------------------------------------------------------


                                                 Unaudited        Unaudited
                                                 03/31/2003       03/31/2002
                                                 ----------       ----------

Sales Revenue                                       $      -       $  326,902

Less Cost of Sales                                         -         (225,504)
                                              ----------------------------------

Gross Margin                                               -          101,398

Expenses:
Administrative                                         1,000          136,269
Financial and Selling                                      -            1,779
                                              ----------------------------------
                                                       1,000

Income/(Loss) from Other Operations                        -            9,737
                                              ----------------------------------

Net Income/(Loss) for the period                  $   (1,000)       $ (26,913)
                                              ==================================

Basic and diluted net income (loss) per share    $   (0.0000)       $ (0.0001)
                                              ==================================

Weighted Average Common Shares Outstanding       279,551,551      270,832,724
                                              ==================================

--------------------------------------------------------------------------------

                        NOVA NATURAL RESOURCES CORPOATION

                             STATEMENTS OF CASH FLOW
                       FOR THE PERIOD ENDED MARCH 31, 2003

--------------------------------------------------------------------------------


                                                    Unaudited        Unaudited
                                                     03/31/03         03/31/02
                                                     --------         --------
Cash Provided by (Used in):

Operating Activities
     Cash from Operations                           $  (1,000)      $  (26,913)
     Cash Provided from non cash items
              Amortization                                  -           55,151
     Changes in operating assets and liabilities:
              Decrease (Increase) in:
                   Accounts Receivable                      -         (151,151)
                   Prepaid Expenses and Other               -           (2,926)
                   Inventory                                -           33,946
                   Accounts Payable and Accruals        1,000           91,108
                                                  ------------------------------
                                                        1,000             (785)

Increase (Decrease) in Cash during the period               -             (785)

Cash Balance - beginning of period                     54,641           12,635
                                                  ------------------------------

Cash Balance - end of period                        $  54,641        $  11,850
                                                  ------------------------------

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 2003
                                    UNAUDITED

--------------------------------------------------------------------------------


1. Nature of Business
--------------------------------------------------------------------------------

   Nova International Corporation is an amalgamation of Nova Natural Resources Corporation and Zhuhai Donghao Electronic Development Ltd. The latter was formerly called Donghao Computer Enterprises Co. Ltd. It was renamed in June 2000. The financial position these two corporation has been combined using The "Pooling of Interest" method of business combinations.

2. Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 2003

--------------------------------------------------------------------------------


3. Comparative Figure
--------------------------------------------------------------------------------

   Some of the comparative figures have been restated to conform to the current year's financial statement presentation.


4. Receivable from Affiliated Parties
--------------------------------------------------------------------------------

   The receivable from affiliated parties are balances outstanding with various divisions of the Torita Corporation Ltd. These receivables are not expected to be collected within one year.

                       NOVA NATURAL RESOURCES CORPORATION
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nova Natural Resources Corporation

I have reviewed the Balance Sheet of Nova Natural Resources Corporation as of March 31, 2003, and the Statements of Net Income and Cash Flows for the three-month periods ended March 31, 2003 and March 31, 2002. These Financial Statements are the responsibility of the Company's management.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I are not aware of any material modifications that should be made to the Financial Statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

I have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Balance Sheet of Nova Natural Resources Corporation as of December 31, 2002 and the related Statements of Net Income and Cash Flows for the year then ended (not presented herein); and in my report dated March 14, 2007, I expressed an unqualified opinion on those Financial Statements. In my opinion, the information set forth in the accompanying Balance Sheet as December 31, 2002, is fairly stated, in all material respects, in relation to the Balance Sheet from which it has been derived.


Eddy Chin
Chartered Accountant
Licensed Public Accountant
Thornhill, Ontario, Canada

June 5, 2007

                                  EXHIBIT 31.1

                CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND
                 CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

     I, David Putnam., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Nova Natural Resources Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) [Paragraph omitted pursuant to SEC Release 33-8238];

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 6, 2007                 By:     /s/ David Putnam
                                           David Putnam, Chief Executive
                                           Officer and Chief Financial Officer









                                  EXHIBIT 32.1

                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nova Natural Resources Corp. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, David Putnam, as Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods shown in such report.



Date:  June 6, 2007                 By:     /s/ David Putnam
                                           David Putnam, Chief Executive
                                           Officer and Chief Financial Officer

Item 2.  Management Discussion and Analysis
-------------------------------------------

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

     Liquidity and Capital Resources

The Company did not have adequate working capital during the quarter to operate the facility. The facility was in a shut down mode and the assets remained at the year end value pending disposition.

     Forward-looking Information

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB which is not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control.

Item 3.  Description of Business
--------------------------------

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

Item 4.  Significant changes in the Company business
----------------------------------------------------

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

Item 5.   CHANGE IN CONTROL
---------------------------

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

On March 16 2003 the board of directors accepted the resignation of Mr. Edward Chan as the President and CEO and appointed my Chris Tse to the position of President and CEO.

Part 2.   OTHER INFORMATION
---------------------------

Item 1.   Common Stock
----------------------

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

Item 2.   Environmental Regulations
-----------------------------------

The Company is not currently subject to any pending administrative or judicial enforcement proceedings arising under environmental laws or regulations. Environmental laws and regulations may be adopted in the future which may have an impact upon the Company's operations.

Item 3.   Employees
-------------------

At March 31, 2003, Nova had only one employee, its President & CEO, Mr. Chris
Tse

Item 4.  Capital Assets
-----------------------

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

     OFFICE LEASE AND EQUIPMENT
The company leases its manufacturing and office space in Zhuhai City, PRC on a month to month basis. Due to the large amount of vacant space readily available in Zhuhai City at reasonable cost, the company will not sign a long term lease. Given the uncertainty of the business it is unlikely that any long term commitment will be made.

     INVENTORIES

The company valued the inventory at the same value as December 31, 2002, $73,584,000 even thought it had idled the production facility. Management believes that this inventory is still stated at the lower of cost and or market value.

Item 5.  Legal Proceedings
--------------------------

The Company knows of no legal proceedings contemplated or threatened against it.

Item 6.  Market for Common Equity and Related Shareholder matters
-----------------------------------------------------------------

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at 3/31/2003 and has had no trading activity. The number of record holders of the Company's Common Stock as of December 31, 2003 was approximately 5000.

As of March 31, 2003 1,553 option shares were outstanding under the Company's employee stock option plan.

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

Item 7. Material Subsequent Events that occurred after the close of the quarter;

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

On 1 July 2005 Nova rescinded the agreement entered into on June 17, 2004 to purchase the assets of two Gas Stations located in Anyang City, Henan Province, China. The agreement previously entered into with Great Frame International Enterprise Limited, a Hong Kong Company, provided that Great Frame would provide written evidence that the agreement was in compliance with Chinese Laws and procedures and that the assets described in the agreement were not encumbered in any manner. Failing to comply with this requirement the company cancelled the agreement. Additionally, Mr. Chris Tse President & CEO and Chairman of the Board, accepted the resignation of Wang Li and Yin Yanbo as directors of the company and decided to serve as sole officer and director of the company until such time as qualified replacements could be selected. This information was communicated in the form of an 8K filing by On March 15, 2007 the shareholders of Nova Natural Resources Corp., by majority consent accepted the resignation of the sole Director and Officer of the Company Mr. Chris Tse, appointed Mr. David Putnam as the President & CEO and Chief Financial Officer of the Company, appointed Mr. Putnam to serve as a Director of the Company, and appointed Mr. Nick Laroche as a Company Director. This action was taken by the Shareholders of the Corporation by a vote, or concurrence of the majority of the outstanding shares. This action was approved in excess of the two third majority as required by Colorado Law and the Company Articles of Incorporation.

On March 31, 2007 the newly appointed Board of Directors approved the appointment of Mr. Putnam as the Company President & CEO and the majority consent in reference to the appointment of the new Directors, Mr. Putnam and Mr. Laroche. The New Board of Directors approved the issuance of 2,500,000 shares of rule 144 restricted common stock for each of it new Directors. The Board of directors authorized the President to proceed with the acquisition of the Lotta Minutes Prepaid Calling Card transaction after reviewing the Executive Summary. The Board authorized the President to proceed with securing the rights and privileges in an asset acquisition structure whereby Nova Natural Resources would acquire 100% of said rights and privileges. The President was authorized to issue up to ten million (10,000,000) shares of Nova Natural Resources Rule 144 Restricted Common Shares and up to $500,000.00 (with the condition the funds would be paid based upon a future funding or once the company has adequate working capital) to secure rights.

On April 15, 2007 the Board approved the Lotta Minutes Pre-Paid Calling Card transaction and authorized the President to issue ten million (10,000,000) shares of Nova Natural Resources Rule 144 Restricted Common Stock to Glen Simon for 100% of 2133185 Ontario Inc., for all rights and privileges concerning the Lotta Minutes deal as defined in the Lotta Minutes Executive Summary and documentation.

On April 30, 2007 the Board approved the consulting contracts with two outside consultants to assist the company in its new venture. The consultants, Mr. Aluwahlia and Mr. Wendlegoed will each receive 2,500,000 shares of rule 144 Restricted Common Stock at .01 for said services.


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          NOVA NATURAL RESOURCES CORP.
                          ----------------------------
                                   Registrant





DATE:  July 6, 2007                      By:     /S/ David Putnam
                                           ---------------------------

                                            David Putnam
                                            President & CEO and CFO