Form 10QSB
period 2003-06-30
NOVA NATURAL RESOURCES CORP
filed 2007-07-10
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [X]

Issuer's revenues for its most recent fiscal year totaled:  None
Documents Incorporated by Reference:  None
Transitional Small Business Disclosure Format: Yes___.  No. X
                                                           ---

As of June 30, 2003, the Registrant had NO outstanding shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of June 30 2003, 279,551,551

Transitional Small Business Disclosure Format  YES ___  NO XX
                                                           --

                       NOVA NATURAL RESOURCES CORPORATION

                               Index to Form 10-Q

PART 1. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements.

        Balance Sheets at June 30, 2003 and 2002 (unaudited)

        Statements of Operations and Accumulated Surplus for the three months ended June 30, 2003 and 2002 (unaudited)

        Statements of Cash Flow ended June 30, 2003 and 2002 (unaudited)

        Notes to Interim (unaudited)  Financial Statements

        Report of Independent Registered Public Accountant Firm

        Certificate of the CEO and CFO

        Certificated pursuant to 18 U.S.C. Section 1350

Item 2. Management discussion and Analysis of Financial Condition and Results of Operations

Item 3. Description of Business

Item 4. Significant changes in the company business

Item 5. Change in Control


Part 2. OTHER INFORMATION
-------------------------

Item 1. Common Stock

Item 2. Environmental

Item 3. Employees

Item 4. Capital assets

Item 5. Legal Proceedings

Item 6. Market for Common Equity and related Shareholder matters

Item 7. Material Subsequent Events

Signatures

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                                  BALANCE SHEET
                               AS OF JUNE 30, 2003

================================================================================

                                                            Unaudited
                                                    06/30/2003       06/30/2002
                                                  -------------    -------------
                                     ASSETS

Current
Cash in Bank                                      $     54,641     $          -
Accounts Receivable                                    288,919          288,919
Inventories - Note 2                                    73,584           73,584
Prepaid Expenses and Deposits                            2,963            2,963
                                                  ------------------------------
                                                       420,107          365,466
Long Term

Capital Assets - Note 2                              2,366,126        2,366,126
                                                  ------------------------------
                                                     2,366,126        2,366,126

                                                     2,786,233        2,731,592
                                                  ==============================
                                   LIABILITIES

Current
Accounts Payable and Accruals                          707,156          609,648
                                                  ------------------------------

                              STOCKHOLDERS' EQUITY

Common stock, $0.10 par value, 300,000,000 shares
 authorized; 270,832,724 shares issued and
 outstanding                                        27,083,272       27,450,139


Additional Paid in Capital                         (19,455,716)     (19,455,716)

Accumulated Surplus (Deficit)                       (5,548,479)      (5,872,479)
                                                  ------------------------------
                                                     2,079,077        2,121,944

                                                  $  2,786,233     $  2,731,592
                                                  ==============================

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                       FOR THE PERIOD ENDED JUNE 30, 2003

================================================================================

                            Unaudited                        Unaudited

                          Quarter-to-date                   Year-to-date
                     06/30/03        06/30/02        06/30/03        06/30/02
                  --------------  --------------  --------------  --------------

Sales Revenue     $           -   $      37,746   $           -   $     364,648

Less Cost of
 Sales                        -          21,457               -        (246,961)
                  --------------------------------------------------------------

Gross Margin                  -          16,289               -         117,687

Expenses:
Administrative          326,000         159,314         327,000         295,583
Financial and
 Selling                      -             196               -           1,975
                  --------------------------------------------------------------
                        326,000         159,510         327,000         297,558

Income/(Loss) from
 Other Operations             -         (82,873)              -         (73,136)
                  --------------------------------------------------------------

Net Income/(Loss)
 for the period   $    (326,000)  $    (226,094)  $    (327,000)  $    (253,007)
                  ==============================================================

Basic and diluted
 net income (loss)
 per share        $     (0.0012)  $     (0.0010)  $     (0.0000)  $     (0.0010)
                  ==============================================================

Weighted Average
 Common Shares
 Outstanding        279,551,551     237,834,275     279,551,551     237,834,275
                  ==============================================================

--------------------------------------------------------------------------------

                        NOVA NATURAL RESOURCES CORPOATION

                             STATEMENTS OF CASH FLOW
                       FOR THE PERIOD ENDED JUNE 30, 2003
================================================================================

                                                        Unaudited     Unandited
                                                         06/30/03      06/30/02
                                                        ----------   -----------
Cash Provided by (Used in):

Operating Activities
  Cash from Operations                                  $  (3,000)   $ (253,007)
  Cash Provided from non cash items
     Amortization                                               -       109,325
  Changes in operating assets and liabilities:
     Decrease (Increase) in:
        Accounts Receivable                                     -      (142,503)
        Prepaid Expenses and Other                              -        (1,803)
        Inventory                                               -       102,749
        Accounts Payable and Accruals                       3,000       184,485
                                                        ------------------------
                                                            3,000          (754)

Increase (Decrease) in Cash during the period                   -          (754)

Cash Balance - beginning of period                         54,641        12,635
                                                        ------------------------

Cash Balance - end of period                            $  54,641    $   11,881
                                                        ========================

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 2003

================================================================================


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

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 2003

================================================================================


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

                       NOVA NATURAL RESOURCES CORPORATION
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nova Natural Resources Corporation

I have reviewed the Balance Sheet of Nova Natural Resources Corporation as of June 30, 2003, and the Statements of Net Income and Cash Flows for the three-month periods ended June 30, 2003 and June 30, 2002. These Financial Statements are the responsibility of the Company's management.

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


Date: June 6, 2007                       By: /s/ David Putnam
                                             David Putnam, Chief Executive
                                             Officer and Chief Financial Officer




                                  EXHIBIT 32.1

                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nova Natural Resources Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, David Putnam, as Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods shown in such report.



Date: June 6, 2007                       By: /s/ David Putnam
                                             David Putman, Chief Executive
                                             Officer and Chief Financial Officer

Item 2. Management Discussion and Analysis
------------------------------------------

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

Item 3. Description of Business
-------------------------------

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

Item 4. Significant changes in the Company business
---------------------------------------------------

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

Item 5. CHANGE IN CONTROL
-------------------------

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

Part 2. OTHER INFORMATION
-------------------------

Item 1. Common Stock
--------------------

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

Item 2. Environmental Regulations
---------------------------------

The Company is not currently subject to any pending administrative or judicial enforcement proceedings arising under environmental laws or regulations. Environmental laws and regulations may be adopted in the future which may have an impact upon the Company's operations.

Item 3. Employees
-----------------

At June 30, 2003, Nova had only one employee, its President & CEO, Mr. Chris Tse

Item 4. Capital Assets
----------------------

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

Item 5. Legal Proceedings
-------------------------

The Company knows of no legal proceedings contemplated or threatened against it.

Item 6. Market for Common Equity and Related Shareholder matters
----------------------------------------------------------------

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at June 30, 2003 and has had no trading activity. The number of record holders of the Company's Common Stock as of June 30, 2003 was approximately 5000.

As of June 30, 2003 1,553 option shares were outstanding under the Company's employee stock option plan.

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

On 1 July 2005 Nova rescinded the agreement entered into on June 17, 2004 to purchase the assets of two Gas Stations located in Anyang City, Henan Province, China. The agreement previously entered into with Great Frame International Enterprise Limited, a Hong Kong Company, provided that Great Frame would provide written evidence that the agreement was in compliance with Chinese Laws and procedures and that the assets described in the agreement were not encumbered in any manner. Failing to comply with this requirement the company cancelled the agreement. Additionally, Mr. Chris Tse President & CEO and Chairman of the Board, accepted the resignation of Wang Li and Yin Yanbo as directors of the company and decided to serve as sole officer and director of the company until such time as qualified replacements could be selected. This information was communicated in the form of an 8K fOn March 15, 2007 the shareholders of Nova Natural Resources Corp., by majority consent accepted the resignation of the sole Director and Officer of the Company Mr. Chris Tse, appointed Mr. David Putnam as the President & CEO and Chief Financial Officer of the Company, appointed Mr. Putnam to serve as a Director of the Company, and appointed Mr. Nick Laroche as a Company Director. This action was taken by the Shareholders of the Corporation by a vote, or concurrence of the majority of the outstanding shares. This action was approved in excess of the two third majority as required by Colorado Law and the Company Articles of Incorporation.

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

                          NOVA NATURAL RESOURCES CORP.
                          ----------------------------
                                   Registrant


DATE: July 6, 2007                                   By: /S/ David Putnam
                                                         ----------------

                                                         David Putnam
                                                         President & CEO and CFO