Form 10QSB
period 2003-09-30
NOVA NATURAL RESOURCES CORP
filed 2007-07-10
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes      No  X
                                                              ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [X]

Issuer's revenues for its most recent fiscal year totaled:  None
Documents Incorporated by Reference:  None
Transitional Small Business Disclosure Format:   Yes   .  No.   X
                                                    ---        ---

As of September 30, 2003, the Registrant had NO outstanding shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of
September 30 2003,   371,764

Transitional Small Business Disclosure Format  YES        NO XX
                                                   ---       --

                       NOVA NATURAL RESOURCES CORPORATION

                               Index to Form 10-Q

PART 1. FINANCIAL INFORMATION
-----------------------------

Item 1.   Financial Statements.

          Balance Sheets at September 30, 2003 and 2002 (unaudited)

          Statements of Operations and Accumulated Surplus for the three months ended September 30, 2003 and 2002 (unaudited)

          Statements of Cash Flow ended September 30, 2003 and 2002 (unaudited)

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

Item 5.   Change in Control


Part 2.   OTHER INFORMATION
---------------------------

Item 1.   Common Stock

Item 2.   Environmental

Item 3.   Employees

Item 4.   Capital assets

Item 5.   Legal Proceedings

Item 6.   Market for Common Equity and related Shareholder matters

Item 7.   Material Subsequent Events

Signatures

--------------------------------------------------------------------------------
                       NOVA NATURAL RESOURCES CORPORATION

                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

                                                                        Unaudited
                                                               09/30/03          09/30/02
                                                           ----------------  -----------------
                          ASSETS
Current
Cash in Bank                                               $         54,641  $              -
Accounts Receivable                                                 288,919           288,919
Inventories - Note 2                                                 73,584            73,584
Prepaid Expenses and Deposits                                         2,963             2,963
                                                           ----------------  -----------------
                                                                    420,107           365,466
Long Term

Capital Assets - Note 2                                           2,366,126         2,366,126
                                                           ----------------  -----------------
                                                                  2,366,126         2,366,126

                                                                  2,786,233         2,731,592
                                                           ----------------  -----------------
                        LIABILITIES
Current
Accounts Payable and Accruals                                       708,656           611,648
                                                           ----------------  -----------------

                   STOCKHOLDERS' EQUITY

Common stock, $0.10 par value, 300,000,000 shares
 authorized; 270,832,724 shares issued and outstanding           27,083,272        27,450,139

Additional Paid in Capital                                      (19,455,716)      (19,455,716)

Accumulated Surplus (Deficit)                                    (5,549,979)       (5,874,479)
                                                                  2,077,577         2,119,944

                                                           $      2,786,233  $      2,731,592
                                                           ----------------  -----------------

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003

--------------------------------------------------------------------------------


                                              Unaudited                    Unaudited
                                           Quarter-to-date                Year-to-date
                                       09/30/03      09/30/02       09/30/03       09/30/02
                                     ------------ --------------  ------------- --------------


Sales Revenue                        $         -  $      33,616   $          -  $     398,264

Less Cost of Sales                             -         23,867              -       (270,828)
                                     ------------ --------------  ------------- --------------

Gross Margin                                   -          9,749              -        127,436

Expenses:
Administrative                             2,000         29,753        329,000        325,337
Financial and Selling                          -            551              -          2,526
                                     ------------ --------------  ------------- --------------
                                           2,000         30,304        329,000        327,863

Income/(Loss) from Other Operations       (2,000)       (20,555)      (329,000)       (73,136)
                                     ------------ --------------  ------------- --------------

Net Income/(Loss) for the period     $    (2,000) $     (20,555)  $   (329,000) $    (273,563)
                                     ============ ==============  ============= ==============

Basic and diluted net income (loss)
 per share                           $   (0.0054) $     (0.0000)  $    (0.8850) $     (0.0010)
                                     ============ ==============  ============= ==============

Weighted Average Common Shares
 Outstanding                             371,764    274,313,867        371,764    237,834,275
                                     ============ ==============  ============= ==============

--------------------------------------------------------------------------------

                        NOVA NATURAL RESOURCES CORPOATION

                             STATEMENTS OF CASH FLOW
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


--------------------------------------------------------------------------------

                                                  Unaudited       Unaudited
                                                  09/30/03         09/30/02
                                                --------------- ---------------
Cash Provided by (Used in):

Operating Activities
  Cash from Operations                          $       (4,500) $     (273,563)
  Cash Provided from non cash items
           Amortization                                      -         184,013
  Changes in operating assets and liabilities:
           Decrease (Increase) in:
                 Accounts Receivable                         -        (103,821)
                 Prepaid Expenses and Other                  -          (2,658)
                 Inventory                                   -         (13,527)
                 Accounts Payable and Accruals           4,500         207,415
                                                --------------- ---------------
                                                         4,500          (2,141)

Increase (Decrease) in Cash during the period                -          (2,141)

Cash Balance - beginning of period                      54,641          12,635
                                                --------------- ---------------

Cash Balance - end of period                    $       54,641  $       10,494
                                                --------------- ---------------

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003

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

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003

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

                       NOVA NATURAL RESOURCES CORPORATION
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nova Natural Resources Corporation

I have reviewed the Balance Sheet of Nova Natural Resources Corporation as of September 30, 2003, and the Statements of Net Income and Cash Flows for the three-month periods ended September 30, 2003 and September 30, 2004. These Financial Statements are the responsibility of the Company's management.

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


Date:  June 6, 2007                      By: /s/ David Putnam
                                             David Putnam, Chief Executive
                                             Officer and Chief Financial Officer

                                  EXHIBIT 32.1

                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nova Natural Resources Corp. (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, David Putnam, as Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge that:

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

Currently there are 371,764 common shares outstanding. There are no shares of the Company's convertible preferred stock outstanding. Holders of Common Stock are entitled to cast one vote for each share held of record on all matters submitted to a vote of shareholders and are not entitled to cumulate votes for the election of directors. Holders of Common Stock do not have preemptive rights to subscribe for additional shares of Common Stock issued by the Company.

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

Item 3.   Employees
-------------------

At September 30, 2003, Nova had only one employee, its President & CEO, Mr. Chris Tse

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

Item 6.  Market for Common Equity and Related Shareholder matters
-----------------------------------------------------------------

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at September 30, 2003 and has had no trading activity. The number of record holders of the Company's Common Stock as of September 30, 2003 was approximately 500.

As of September 30, 2003 1,553 option shares were outstanding under the Company's employee stock option plan.

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

Item 7.   Material Subsequent Events that occurred after the close of the quarter;
--------------------------------------------------------------------------------

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

                          NOVA NATURAL RESOURCES CORP.
                                   Registrant



DATE:  July 6, 2007                                      By:  /S/ David Putnam
                                                         -----------------------
                                                         David Putnam
                                                         President & CEO and CFO