Form 10QSB
period 2004-03-31
NOVA NATURAL RESOURCES CORP
filed 2007-07-10
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the quarterly period ended March 31, 2004

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

              Securities registered under Section12(g) of the Act:

                          Common Stock, $.10 Par Value
                          ----------------------------
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [X]

Issuer's revenues for its most recent fiscal year totaled:  None
Documents Incorporated by Reference:  None
Transitional Small Business Disclosure Format:   Yes___.  No.   X
                                                                -

As of March 31, 2004, the Registrant had NO outstanding shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of March 31, 2004 371,764

Transitional Small Business Disclosure Format  YES ___    NO XX

                       NOVA NATURAL RESOURCES CORPORATION

                               Index to Form 10-Q

PART 1. FINANCIAL INFORMATION
-----------------------------

Item 1.    Financial Statements.

               Balance Sheets at March 31, 2004  (unaudited)

               Statements of Operations and Accumulated Surplus for the three months ended March 31, 2004 and 2003 (unaudited)

               Statements of Cash Flow ended March 31, 2004 and 2003 (unaudited)

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

Item 6.    Market for Common Equity and related Shareholder matters

Item 7.    Material Subsequent Events

Signatures


--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                                  BALANCE SHEET
                              AS AT MARCH 31, 2004
--------------------------------------------------------------------------------


                                                                                                      Unaudited

                                                     LIABILITIES
Current
Bank Indebtedness                                                                                    $   15,455
Accounts Payable and Accruals                                                                             8,000
                                                                                      --------------------------
                                                                                                         23,455
                                                                                      --------------------------


                                                STOCKHOLDERS' EQUITY

Common stock, $0.10 par value, 50,000,000 shares authorized; 371,764 shares issued
and outstanding                                                                                      13,591,816

Additional Paid in Capital                                                                           (7,718,434)

Accumulated Surplus (Deficit)                                                                        (5,646,837)
                                                                                     ----------------------------
                                                                                                    $   (23,455)
                                                                                     ----------------------------




--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                       FOR THE PERIOD ENDED MARCH 31, 2004

-------------------------------------------------------------------------------



                                                                     Unaudited
                                                                    Year-to-date
                                                         03/31/04                  03/31/03
                                                         --------                  --------


Expenses:
Administrative                                                     17,455                     1,000
                                                 ------------------------- -------------------------
                                                                   17,455                     1,000

Income/(Loss) from Other Operations                                     -                         -
                                                 ------------------------- -------------------------

Net Income/(Loss) for the period                              $   (17,455)               $   (1,000)
                                                 ========================= =========================

Basic and diluted net income (loss) per share                 $   (0.0470)               $  (0.0000)
                                                 ========================== ========================

Weighted Average Common Shares Outstanding                        371,764               279,551,551
                                                 ========================= =========================



--------------------------------------------------------------------------------

                        NOVA NATURAL RESOURCES CORPOATION

                             STATEMENTS OF CASH FLOW
                       FOR THE PERIOD ENDED MARCH 31, 2004

--------------------------------------------------------------------------------


                                                                    Unaudited                Unaudited
                                                                     03/31/04                03/31/03
                                                                     --------                --------
Cash Provided by (Used in):

Operating Activities
     Cash from Operations                                        $  (17,455)               $  (1,000)
     Cash Provided from non cash items
              Amortization                                                -                        -
     Changes in operating assets and liabilities:
              Decrease (Increase) in:
                       Accounts Payable and Accruals                  2,000                    1,000
                                                      ---------------------- ------------------------
                                                                    (15,455)                       -


Increase (Decrease) in Cash during the period                       (15,455)                       -

Cash Balance - beginning of period                                        -                   54,641
                                                      ---------------------- ------------------------

Cash Balance - end of period                                     $  (15,455)               $  54,641
                                                      ------------------------ ----------------------

                       NOVA NATURAL RESOURCES CORPORATION
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nova Natural Resources Corporation

I have reviewed the Balance Sheet of Nova Natural Resources Corporation as of March 31, 2004, and the Statements of Net Income and Cash Flows for the three-month periods ended March 31, 2004 and March 31, 2003. These Financial Statements are the responsibility of the Company's management.

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

I have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Balance Sheet of Nova Natural Resources Corporation as of December 31, 2003 and the related Statements of Net Income and Cash Flows for the year then ended (not presented herein); and in my report dated March 14, 2007, I expressed an unqualified opinion on those Financial Statements. In my opinion, the information set forth in the accompanying Balance Sheet as December 31, 2003, is fairly stated, in all material respects, in relation to the Balance Sheet from which it has been derived.


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


Date:  June 6, 2007             By:     /s/ David Putnam
                                        David Putnam, Chief Executive
                                        Officer and Chief Financial Officer



                                  EXHIBIT 32.1

                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nova Natural Resources Corp. (the "Company") on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, David Putnam, as Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge that:

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

Item 3.   Employees
-------------------

At March 31, 2004, Nova had only one employee, its President & CEO, Mr. Chris
Tse

Item 4.  Capital Assets
-----------------------

The Company's capital assets located in the PRC, and consist of factory machinery, electronic manufacturing and testing equipment, installation and assembly equipment, packing equipment and microcomputers, factory computer and audio equipment, a central computer system, and various small office machines and office equipment were transfer back in exchange of the return of 138,612,287 shares of its common stock. The book value of these assets at December 31, 2002 was $2,366,126. The company currently has no capital assets.

     OFFICE LEASE AND EQUIPMENT

None

      INVENTORIES

 None

Item 5.  Legal Proceedings
--------------------------

The Company knows of no legal proceedings contemplated or threatened against it.

Item 6.  Market for Common Equity and Related Shareholder matters
-----------------------------------------------------------------

 The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at March 31,2004 and has had no trading activity. The number of record holders of the Company's Common Stock as of March 31, 2004 was approximately 500.

As of March 31, 2004 1,553 option shares were outstanding under the Company's employee stock option plan.

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