Form 10QSB
period 2004-06-30
NOVA NATURAL RESOURCES CORP
filed 2007-07-10
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

As of June 30, 2004, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of June 30 2004, 471,764

Transitional Small Business Disclosure Format  YES ___  NO XX
                                                           --

                       NOVA NATURAL RESOURCES CORPORATION

                               Index to Form 10-Q

PART 1. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements.

        Balance Sheets at June 30, 2004 (unaudited)

        Statements of Operations and Accumulated Surplus for the three months ended June 20, 2004 and 2003 (unaudited)

        Statements of Stockholders' Equity for the three months ended June 30, 2004 and 2003 (unaudited)

        Statements of Cash Flow ended June 30, 2004 and 2003 (unaudited)

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

Item 6. Market for Common Equity and related Shareholder matters

Item 7. Material Subsequent Events

Signatures

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                                  BALANCE SHEET
                               AS OF JUNE 30, 2004

================================================================================

                                                                    Unaudited
                                                                  -------------
                                     ASSETS
Current
Cash in Bank                                                      $     28,342
                                                                  -------------
                                                                        28,342
                                                                  =============

                                   LIABILITIES
Current
Accounts Payable and Accruals                                           10,000
Notes Payable                                                           50,500
                                                                  -------------
                                                                        60,500

                              STOCKHOLDERS' EQUITY

Common stock, $0.10 par value, 50,000,000 shares authorized;
 471,764 shares issued and outstanding                              13,345,316

Additional Paid in Capital                                          (7,718,434)

Accumulated Surplus (Deficit)                                       (5,659,040)
                                                                  -------------
                                                                       (32,158)

                                                                  $     28,342
                                                                  =============

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                       FOR THE PERIOD ENDED JUNE 30, 2004

================================================================================


                                  Unaudited                   Unaudited
                               Quarter-to-date              Year-to-date
                           06/30/04      06/30/03      06/30/04      06/30/03
                          ----------  --------------  ----------  --------------


Expenses:
Administrative               12,203         326,000      29,658         327,000
Financial and Selling             -               -           -               -
                          ------------------------------------------------------
                                                         29,658         327,000

Income/(Loss) from Other
 Operations                  12,203               -           -               -
                          ------------------------------------------------------

Net Income/(Loss) for the
 period                   $ (12,203)  $    (326,000)  $ (29,658)  $    (327,000)
                          ======================================================

Basic and diluted net
 income (loss) per share  $ (0.0259)  $     (0.0012)  $ (0.0629)  $     (0.0012)
                          ======================================================

Weighted Average Common
 Shares Outstanding         471,764     279,551,551     471,764     279,551,551
                          ======================================================

--------------------------------------------------------------------------------

                        NOVA NATURAL RESOURCES CORPOATION

                             STATEMENTS OF CASH FLOW
                       FOR THE PERIOD ENDED JUNE 30, 2004

================================================================================

                                                          Unaudited    Unaudited
                                                           06/30/04     06/30/03
                                                          ----------   ---------
Cash Provided by (Used in):

Operating Activities
   Cash from Operations                                   $ (29,658)   $ (3,000)
   Changes in operating assets and liabilities:
     Decrease (Increase) in:
       Accounts Payable and Accruals                         54,500       3,000
                                                          ----------------------
                                                             24,842           -

Financing Activities
   Issue of Common Shares                                     3,500           -
                                                          ----------------------
                                                              3,500           -

Increase (Decrease) in Cash during the period                28,342           -

Cash Balance - beginning of period                                -      54,641
                                                          ----------------------
Cash Balance - end of period                              $  28,342    $ 54,641
                                                          ======================

                       NOVA NATURAL RESOURCES CORPORATION
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nova Natural Resources Corporation

I have reviewed the Balance Sheet of Nova Natural Resources Corporation as of June 30, 2004 and the Statements of Net Income and Cash Flows for the three-month periods June 30, 2004 and June 30, 2003. These Financial Statements are the responsibility of the Company's management.

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


Date: June 6, 2007                       By: /s/ David Putnam
                                             David Putnam, Chief Executive
                                             Officer and Chief Financial Officer



EXHIBIT 32.1

                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nova Natural Resources Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, David Putnam, as Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge that:

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

     Liquidity and Capital Resources

The Company had $6,745 in cash at quarter end June 30 2004. The company had an accumulated deficit of $5,680,637 compared to an accumulated deficit at June 30, 2003 of $5,872,479


     Forward-looking Information

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

Currently there are 471,764 common shares outstanding. There are no shares of the Company's convertible preferred stock outstanding. Holders of Common Stock are entitled to cast one vote for each share held of record on all matters submitted to a vote of shareholders and are not entitled to cumulate votes for the election of directors. Holders of Common Stock do not have preemptive rights to subscribe for additional shares of Common Stock issued by the Company.

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

Item 3. Employees
-----------------

At June 30, 2004, Nova had only one employee, its President & CEO, Mr. Chris Tse

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

Item 6. Market for Common Equity and Related Shareholder matters
----------------------------------------------------------------

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at June 30,2004 and has had no trading activity. The number of record holders of the Company's Common Stock as of June 30, 2004 was approximately 500.

As of June 30, 2004 1,553 option shares were outstanding under the Company's employee stock option plan.

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