Form 10QSB
period 2004-09-30
NOVA NATURAL RESOURCES CORP
filed 2007-07-10
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

Issuer's revenues for its most recent fiscal year totaled:  None
Documents Incorporated by Reference:  None
Transitional Small Business Disclosure Format:   Yes   .  No.   X
                                                    ---        ---

As of September 30, 2004, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of
September 30 2004,   471,764

Transitional Small Business Disclosure Format  YES        NO XX
                                                   ---       --
                                                                               1

                       NOVA NATURAL RESOURCES CORPORATION

                               Index to Form 10-Q

PART 1. FINANCIAL INFORMATION
-----------------------------

Item 1.   Financial Statements.

          Balance Sheets at September 30, 2004 (unaudited)

          Statements of Operations and Accumulated Surplus for the three months ended September 30, 2004 and 2003 (unaudited)

          Statements of Cash Flow ended September 30, 2004 and 2003 (unaudited)

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

Item 3.   Employees

Item 4.   Capital assets

Item 5.   Legal Proceedings

Item 6.   Market for Common Equity and related Shareholder matters

Item 7.   Material Subsequent Events

Signature


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2004
--------------------------------------------------------------------------------



                                                                Unaudited
                                                                ---------
                                     ASSETS
Current
Cash in Bank                                                   $   23,593
                                                               -----------
                                                                   23,593
                                                               ===========

                                   LIABILITIES
Current
Accounts Payable and Accruals                                      14,000
Notes Payable                                                      50,500
                                                               -----------
                                                                   64,500

                              STOCKHOLDERS' EQUITY

Common stock, $0.10 par value, 50,000,000 shares
authorized; 471,764 shares issued and outstanding              13,345,316

Additional Paid in Capital                                     (7,718,434)

Accumulated Surplus (Deficit)                                  (5,667,789)
                                                               -----------
                                                                  (40,907)

                                                               $   23,593
                                                               ===========

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2004

--------------------------------------------------------------------------------

                                           Unaudited                       Unaudited
                                        Quarter-to-date                  Year-to-date
                                   09/30/04        09/30/03       09/30/2004      09/30/2003
                                -------------- ---------------- --------------- ---------------



Expenses:
Administrative                          8,749            2,000          38,407         329,000
                                -------------- ---------------- --------------- ---------------
                                        8,749            2,000          38,407         329,000


Net Income/(Loss) for the
 period                         $      (8,749) $        (2,000) $      (38,407) $     (329,000)
                                ============== ================ =============== ===============

Basic and diluted net income
 (loss) per share               $     (0.0185) $       (0.0054) $      (0.0814) $      (0.8850)
                                ============== ================ =============== ===============

Weighted Average Common Shares
 Outstanding                          471,764          371,764         471,764         371,764
                                ============== ================ =============== ===============

--------------------------------------------------------------------------------

                        NOVA NATURAL RESOURCES CORPOATION

                             STATEMENTS OF CASH FLOW
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2004


--------------------------------------------------------------------------------



                                                            09/30/04          09/30/03
                                                            --------          --------
Cash Provided by (Used in):

Operating Activities
     Cash from Operations                                  $  (38,407)     $  (4,500)
     Changes in operating assets and liabilities:
              Decrease (Increase) in:
                       Accounts Payable and Accruals           58,500          4,500
                                                          -----------------------------
                                                               20,093              -

 Financing Activities
    Issue of Common Shares                                      3,500              -
                                                          -----------------------------
                                                                3,500              -

Increase (Decrease) in Cash during the period                  23,593              -

Cash Balance - beginning of period                                  -         54,641
                                                          -----------------------------

Cash Balance - end of period                               $   23,593      $  54,641
                                                          =============================

                       NOVA NATURAL RESOURCES CORPORATION
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nova Natural Resources Corporation

I have reviewed the Balance Sheet of Nova Natural Resources Corporation as of September 30, 2004, and the Statements of Net Income and Cash Flows for the three-month periods ended September 30, 2004 and September 30, 2003. These Financial Statements are the responsibility of the Company's management.

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


Date:  June 6, 2007                     By:  /s/ David Putnam
                                             David Putnam, Chief Executive
                                             Officer and Chief Financial Officer

                                  EXHIBIT 32.1

                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nova Natural Resources Corp. (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, David Putnam, as Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge that:

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

      Liquidity and Capital Resources

The Company had $550 in cash at quarter end September 30 2004. The company had an accumulated deficit of $5,688,832 compared to an accumulated deficit at September 30, 2003 of $5,874,479

The Company had no working capital at the end of September 30, 2004. The company focus during the year was to complete the alternative energy deal in China. The terms of the deal were concluded by mid year, but the subsequent inability of the seller to provide a certificate to demonstrate the assets were free and clear and that the structure of the deal was in compliance with Chinese Law forced the Company to rescind the deal in 2005.

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

Item 3.   Employees
-------------------

At September 30, 2004, Nova had only one employee, its President & CEO, Mr. Chris Tse

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

Item 6.  Market for Common Equity and Related Shareholder matters
-----------------------------------------------------------------

 The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at September 30,2004 and has had no trading activity. The number of record holders of the Company's Common Stock as of September 30, 2004 was approximately 500.

As of September 30, 2004 1,553 option shares were outstanding under the Company's employee stock option plan.

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

                          NOVA NATURAL RESOURCES CORP.
                          ----------------------------
                                   Registrant



DATE:  July 6, 2007                                  By: /S/ David Putnam
                                                         ------------------

                                                         David Putnam
                                                         President & CEO and CFO