Form 10KSB
period 2004-12-31
NOVA NATURAL RESOURCES CORP
filed 2007-07-10
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

Issuer's revenues for its most recent fiscal year totaled:  None
Documents Incorporated by Reference:  None
Transitional Small Business Disclosure Format:   Yes.    No. X
                                                     ---    ---

As of December 31, 2004, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of December 31, 2004, 471,764

Transitional Small Business Disclosure Format  YES     NO XX
                                                  --      --

                       NOVA NATURAL RESOURCES CORPORATION

                              Index to Form 10-KSB

PART 1.   FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements.

          Balance Sheets at December 31 2004 and 2003

          Statements of Operations and Accumulated Surplus for fiscal year ended December 31, 2004 and 2003

          Statements of Stockholders' Equity for fiscal year ended December 31, 2004 and 2003

          Statements of Cash Flow ended December 31, 2004 and 2003

          Notes to Financial Statements

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

Item 6.   Market for Common Equity and related Shareholder matters

Item 7.   Material Subsequent Events

Signature

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                                 BALANCE SHEETS
                             AS AT DECEMBER 31, 2004

================================================================================


                          ASSETS                     12/31/04        12/31/03
                                                   ------------    ------------

Current
Cash                                               $        454    $         --
                                                   ----------------------------

                       LIABILITIES
Current
Accounts Payable and Accruals                            14,000           6,000

Long Term
Notes Payable - Note 5                                   50,500              --
                                                   ----------------------------
                                                         64,500           6,000

                   STOCKHOLDERS' EQUITY

Common stock, $0.10 par value, 50,000,000 shares
authorized; 471,764 shares issued and outstanding    13,345,316      13,591,816

Additional Paid in Capital                           (7,718,434)     (7,718,434)

Accumulated Surplus (Deficit)                        (5,690,928)     (5,879,382)
                                                   ----------------------------
                                                        (64,046)         (6,000)

                                                   $        454    $         --
                                                   ----------------------------




       The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                      FOR THE YEARS ENDED DECEMBER 31, 2004

================================================================================



                                                       12/31/2004    12/31/2003
                                                       ----------    ----------


Revenue                                                $       --    $       --

Less Cost of Sales                                             --            --
                                                       ------------------------

Gross Margin                                                   --            --

Expenses:
Administrative                                             61,546        83,903
Amortization                                                   --       250,000
                                                       ------------------------
                                                           61,546       333,903


Net Income / (Loss) for the year                       $  (61,546)   $ (333,903)
                                                       ========================

Basic and diluted net income (loss) per share          $  (0.1305)   $   (0.898)
                                                       ========================

Weighted Average Common Shares Outstanding                471,764       371,764
                                                       ========================


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                        NOVA NATURAL RESOURCES CORPOATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEARS ENDED DECEMBER 31, 2004

================================================================================


                                                                                     Additional      Accumulated         Total
                                                                                     ----------      -----------         -----
                                                                                   Paid-In Capital    Surplus         Stockholders'
                                                                                   ---------------    -------         -------------
                                                                                                     (Deficit)           Equity
                                                                                                     ---------           ------
                                          Common Stock
                                          ------------
------------------------------------------------------------------------------------------------------------------------------------
                                  Shares before   Shares after          Amount
                                  -------------   ------------          ------
                                  reverse split   reverse split
                                  -------------   -------------

Balances, December 31, 2003       1,115,291,264          371,764   $   13,591,816  $   (7,718,434)  $   (5,879,382)  $       (6,000)

Reversal of Alternative
Technology
                                                        (250,000)        (250,000)                         250,000               --

Consulting Fee in 2004                                   350,000            3,500                                             3,500


Net Income (Loss) for the year                                                                             (61,546)         (61,546)
                                 --------------------------------------------------------------------------------------------------

Balances, December 31, 2004       1,115,291,264          471,764       13,345,316  $   (7,718,434)  $   (5,690,928)  $      (64,046)
                                 --------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                        NOVA NATURAL RESOURCES CORPOATION

                             STATEMENTS OF CASH FLOW
                      FOR THE YEARS ENDED DECEMBER 31, 2004

================================================================================



                                                         12/31/04        12/31/03
                                                       ------------    ------------
Cash Provided by (Used in):

Operating Activities
     Cash from Operations                              $    (61,546)   $   (333,903)
     Cash Provided from non cash items
              Amortization                                       --         250,000
     Net Change in Non Cash Working Capital - Note 3         58,500        (332,690)
                                                       ----------------------------
                                                             (3,046)       (416,593)

Investing Activities
     Net Disposal of Capital Assets                              --       2,366,126
     Net Purchase of Capital Assets                              --        (250,000)
     Reversal of Technology Agreement                       250,000              --
                                                       ----------------------------
                                                            250,000       2,116,126

Financing Activities
     Additional Paid In Capital                                  --     (11,737,282)
     Redemption of Share Capital                           (250,000)     13,491,456
     Issue of Shares                                          3,500
                                                       ----------------------------
                                                           (246,500)     (1,754,174)

Increase (Decrease) in Cash during the year                     454         (54,641)

Cash Balance - beginning of year                                 --          54,641
                                                       ----------------------------

Cash Balance - end of year                             $        454    $          0
                                                       ----------------------------


       The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.



--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED DECEMBER 31, 2004

================================================================================

1. Nature of Business
--------------------------------------------------------------------------------

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

c.  Earnings per Share
    Net loss per share is presented in accordance with the provisions of the Statement of Financial Accounting Standards (SFAS) No: 128, Earnings Per Share. SFAS No: 128 replaces the presentation of primary and diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS No: 128, basic EPS excludes dilution for potential common shares and is computed by dividing the net loss by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common stock. Basic and diluted EPS are the same in 2003 and 2004 as all potential common shares were antidilutive.




       The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED DECEMBER 31, 2004

================================================================================


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


3. Net Change in Non Cash Working Capital
--------------------------------------------------------------------------------

                                                       12/31/2004    12/31/2003
                                                       ----------    ----------

   Accounts Receivable                                         --       288,919
   Inventories                                                 --        73,584
   Prepaid Expenses and Deposits                               --         2,963
   Accounts Payable and Accruals                            8,000      (698,156)
   Notes Payable                                           50,500            --
                                                       ------------------------
                                                       $   58,500    $ (332,690)
                                                       ------------------------




The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED DECEMBER 31, 2004

================================================================================



4.  Subsequent Events
--------------------------------------------------------------------------------

     a) In 2003, the company signed an agreement to purchase an LPG (Liquefied Petroleum Gas) technology for $250,000. The purchase was paid by the issuance of 250,000 of the company's common stock. In 2004, management wrote off the technology because the vendor did not comply with the terms of the agreement. The company also canceled the issued stock related to this purchase.

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




5. Notes Payable
--------------------------------------------------------------------------------


I have reviewed the Convertible Notes Payable and they are identical in terms, which require the note to be converted for common stock at the election of the note holder. The notes are non-interest bearing and will convert at a price of $.01 per share. The notes may not be redeemed for cash face value and must convert into common stock.

        The accompanying summary of significant accounting policies and notes are an integral part of the financial statements

                                AUDITOR'S REPORT

To the Shareholders of
Nova Natural Resources Corporation

I have audited the accompanying balance sheets of Nova Natural Resources Corporation as at December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These statements are the responsibility of the corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

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


In my opinion, these financial statements present fairly in all material respects, the financial position of the corporation for the year ended December 31, 2004 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States.




Chartered Accountant
Licensed Public Accountant
Thornhill, Ontario, Canada
March 14, 200

                                  EXHIBIT 31.1

                CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND
                 CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

     I, David Putnam., certify that:

     1. I have reviewed this quarterly report on Form 10-KSB of Nova Natural Resources Corp.;

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


Date:  June 6, 2007                    By:     /s/ David Putnam
                                            David Putnam, Chief Executive
                                            Officer and Chief Financial Officer

                                  EXHIBIT 32.1

                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nova Natural Resources Corp. (the "Company") on Form 10-QSB for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, David Putnam, as Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge that:

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

     Liquidity and Capital Resources

The Company had no cash at year end December 31, 2004. The company had an accumulated deficit of $5,688,832 compared to an accumulated deficit at December 31, 2003 of $5,874,479

The Company had no working capital an the end of December 31, 2004. The company focus during the year was to complete the alternative energy deal in China. The terms of the deal were concluded by mid year, but the subsequent inability of the seller to provide a certificate to demonstrate the assets were free and clear and that the structure of the deal was in compliance with Chinese Law forced the Company to rescind the deal in 2005.


     Forward-looking Information

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB which is not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control.

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

Item 3.   Employees
-------------------

At December 31, 2004, Nova had only one employee, its President & CEO, Mr. Chris Tse

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

Item 6.  Market for Common Equity and Related Shareholder matters
-----------------------------------------------------------------

 The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at December 31, 2004 and had no trading activity. The number of record holders of the Company's Common Stock as of December 31, 2004 was approximately 100.

As of December 31, 2004 1,553 option shares were outstanding under the Company's employee stock option plan.

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

Item 7.   Material Subsequent Events that occurred after the close of the
-------------------------------------------------------------------------
quarter;
--------

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