Form 10QSB
period 2005-03-31
NOVA NATURAL RESOURCES CORP
filed 2007-07-10
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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


As of March 31, 2005, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of March 31, 2005 471,764

Transitional Small Business Disclosure Format  YES ___    NO XX

                       NOVA NATURAL RESOURCES CORPORATION

                               Index to Form 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Balance Sheets at March 31, 2005 (unaudited)

         Statements of Operations and Accumulated Surplus for the three months ended March 31, 2005 and 2004 (unaudited)

         Statements of Cash Flow ended March 31, 2005 and 2004 (unaudited)

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

Item 3.  Employees

Item 4.  Capital assets

Item 5.  Legal Proceedings

Item 6.  Market for Common Equity and related Shareholder matters

Item 7.  Material Subsequent Events

Signatures

                       NOVA NATURAL RESOURCES CORPORATION

                                  BALANCE SHEET
                              AS OF MARCH 31, 2005
--------------------------------------------------------------------------------


                                                        Unaudited
                                                        ---------
                                     ASSETS

Cash in Bank                                            $     454
                                                ------------------
                                                              454
                                                ------------------

                                  LIABILITIES

Current
Accounts Payable and Accruals                              15,082
Notes Payable                                              50,500
                                                ------------------
                                                           65,582
                                                ------------------

                         STOCKHOLDERS' EQUITY

Common stock, $0.10 par value, 50,000,000
shares authorized; 471,764 shares issued and
outstanding                                            13,345,316

Additional Paid in Capital                             (7,718,434)

Accumulated Surplus (Deficit)                          (5,692,010)
                                                ------------------
                                                          (65,128)

                                                        $     454
                                                ------------------

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                       FOR THE PERIOD ENDED MARCH 31, 2005

--------------------------------------------------------------------------------


                                                          Unaudited
                                                03/31/2005         03/31/2004
                                                ----------         ----------

Expenses:
Administrative                                       1,082             17,455
                                                ----------         ----------
                                                     1,082             17,455


Net Income/(Loss) for the period                $   (1,082)        $  (17,455)
                                                ==========         ==========

Basic and diluted net income (loss) per share   $  (0.0023)        $  (0.0470)
                                                ==========         ==========

Weighted Average Common Shares Outstanding         471,764            371,764
                                                ==========         ==========

--------------------------------------------------------------------------------

                        NOVA NATURAL RESOURCES CORPOATION

                             STATEMENTS OF CASH FLOW
                       FOR THE PERIOD ENDED MARCH 31, 2005

--------------------------------------------------------------------------------


                                                Unaudited          Unaudited
                                                 03/31/05           03/31/04
                                                ----------         ----------
Cash Provided by (Used in):

Operating Activities
  Cash from Operations                          $   (1,082)        $   (1,000)
  Cash Provided from non cash items
        Amortization                                     -                  -
  Changes in operating assets and liabilities:
        Decrease (Increase) in:
                Accounts Payable and Accruals        1,082              1,000
                                                ----------         ----------
                                                         -                  -


Increase (Decrease) in Cash during the period            -                  -

Cash Balance - beginning of period                     454             54,641
                                                ----------         ----------

Cash Balance - end of period                    $      454         $   54,641
                                                ==========         ==========

                       NOVA NATURAL RESOURCES CORPORATION
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nova Natural Resources Corporation

I have reviewed the Balance Sheet of Nova Natural Resources Corporation as of March 31, 2005 and the Statements of Net Income and Cash Flows for the three-month periods ended March 31, 2005 and March 31, 2004. These Financial Statements are the responsibility of the Company's management.

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

I have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Balance Sheet of Nova Natural Resources Corporation as of December 31, 2004 and the related Statements of Net Income and Cash Flows for the year then ended (not presented herein); and in my report dated March 14, 2007, I expressed an unqualified opinion on those Financial Statements. In my opinion, the information set forth in the accompanying Balance Sheet as December 31, 2004, is fairly stated, in all material respects, in relation to the Balance Sheet from which it has been derived.


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


Date: June 6, 2007
                                        By: /s/ David Putnam
                                            ----------------
                                            David Putnam, Chief Executive
                                            Officer and Chief Financial Officer




EXHIBIT 32.1


                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nova Natural Resources Corp. (the "Company") on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, David Putnam, as Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods shown in such report.


Date: June 6, 2007
                                        By: /s/ David Putnam
                                            ----------------
                                            David Putman, Chief Executive
                                            Officer and Chief Financial Officer

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

     Liquidity and Capital Resources

     The Company had no cash at quarter end Mar 31, 2005. The company had an accumulated deficit of $5,692,382 compared to an accumulated deficit at March 31, 2005 of $5,928,434

The Company had no working capital an the end of March 31,2005. The company focus during the year was to complete the alternative energy deal in China. The terms of the deal were concluded by mid year, but the subsequent inability of the seller to provide a certificate to demonstrate the assets were free and clear and that the structure of the deal was in compliance with Chinese Law forced the Company to rescind the deal in 2005.

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

Item 1.  Common Stock

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

Item 3.  Employees

At March 31, 2005, Nova had only one employee, its President & CEO, Mr. Chris
Tse

Item 4.  Capital Assets

None

     OFFICE LEASE AND EQUIPMENT

None

     INVENTORIES

None

Item 5.  Legal Proceedings

The Company knows of no legal proceedings contemplated or threatened against it.

Item 6.  Market for Common Equity and Related Shareholder matters

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at March 31, 2005 and has had no trading activity. The number of record holders of the Company's Common Stock as of March 31,2005 was approximately 100.

As of March 31, 2005 1,553 option shares were outstanding under the Company's employee stock option plan.

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