Form 10QSB
period 2005-06-30
NOVA NATURAL RESOURCES CORP
filed 2007-07-10
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

As of June 30, 2005, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of June 30, 2005 1,021,764

Transitional Small Business Disclosure Format  YES        NO XX
                                                   ---       --

                       NOVA NATURAL RESOURCES CORPORATION

                               Index to Form 10-Q

PART 1. FINANCIAL INFORMATION
-----------------------------

Item 1.   Financial Statements.

          Balance Sheets at June 30, 2005 (unaudited)

          Statements of Operations and Accumulated Surplus for the three months ended June 30, 2005 and 2004 (unaudited)

          Statements of Cash Flow ended June 30, 2005 and 2004 (unaudited)

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

Item 3.   Employees

Item 4.   Capital assets

Item 5.   Legal Proceedings

Item 6.   Market for Common Equity and related Shareholder matters

Item 7.   Material Subsequent Events

Signatures

                       NOVA NATURAL RESOURCES CORPORATION

                                  BALANCE SHEET
                               AS OF JUNE 30, 2005
--------------------------------------------------------------------------------



                                                                   Unaudited
                                     ASSETS
Current
Cash in Bank                                                         $     454
                                                                  -------------
                                                                           454
                                                                  =============

                                   LIABILITIES
Current
Accounts Payable and Accruals                                           16,304
Notes Payable                                                           50,500
                                                                  -------------
                                                                        66,804

                              STOCKHOLDERS' EQUITY

Common stock, $0.10 par value, 50,000,000 shares authorized;
1,021,764 shares issued and outstanding                             13,350,816

Additional Paid in Capital                                          (7,718,434)

Accumulated Surplus (Deficit)                                       (5,698,732)
                                                                  -------------
                                                                       (66,350)

                                                                     $     454
                                                                  =============

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                       FOR THE PERIOD ENDED JUNE 30, 2005

--------------------------------------------------------------------------------


                                              Unaudited                     Unaudited
                                           Quarter-to-date                 Year-to-date
                                        06/30/05      06/30/04       06/30/05        06/30/04
                                     -------------- ------------- --------------- --------------


Expenses:
Administrative                                6,722        12,203           7,804         29,658
Financial and Selling                             -             -               -              -
                                     -----------------------------------------------------------
                                              6,722        12,203           7,804         29,658

Income/(Loss) from Other Operations                                             -              -
                                     -----------------------------------------------------------

Net Income/(Loss) for the period     $      (6,722)  $   (12,203) $       (7,804) $     (29,658)
                                     ===========================================================

Basic and diluted net income (loss)
 per share                           $     (0.0066)  $   (0.0259) $      (0.0076) $     (0.0629)
                                     ===========================================================

Weighted Average Common Shares
 Outstanding                              1,021,764       471,764       1,021,764        471,764
                                     ===========================================================

--------------------------------------------------------------------------------

                        NOVA NATURAL RESOURCES CORPOATION

                             STATEMENTS OF CASH FLOW
                       FOR THE PERIOD ENDED JUNE 30, 2005

--------------------------------------------------------------------------------


                                                          Unaaudited        Unaudited
                                                           06/30/05         06/30/04
                                                       ----------------  ---------------
Cash Provided by (Used in):

Operating Activities
     Cash from Operations                              $        (7,804)  $      (29,658)
     Changes in operating assets and liabilities:
              Decrease (Increase) in:
                    Accounts Payable and Accruals                 2,304           54,500
                                                       ----------------  ---------------
                                                                (5,500)           24,842

Financing Activities
     Issue of Common Shares                                       5,500            3,500
                                                       ----------------  ---------------
                                                                  5,500            3,500

Increase (Decrease) in Cash during the period                         -           28,342

Cash Balance - beginning of period                                  454                -
                                                       ----------------  ---------------

Cash Balance - end of period                           $            454  $        28,342
                                                       ----------------  ---------------

                       NOVA NATURAL RESOURCES CORPORATION
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nova Natural Resources Corporation

I have reviewed the Balance Sheet of Nova Natural Resources Corporation as of June 30, 2005 and the Statements of Net Income and Cash Flows for the three-month periods June 30, 2005 and June 30, 2004. These Financial Statements are the responsibility of the Company's management.

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


Date:  June 6, 2007                      By: /s/ David Putnam
                                             David Putnam, Chief Executive
                                             Officer and Chief Financial Officer

                                  EXHIBIT 32.1

                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nova Natural Resources Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, David Putnam, as Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge that:

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

     Liquidity and Capital Resources

The Company had no cash at quarter end June 30, 2005. The company had an accumulated deficit of $5,698,882 compared to an accumulated deficit at June 30, 2005 of $5,680,637

The Company had no working capital an the end of June 30,2005. The company focus during the year was to complete the alternative energy deal in China. The terms of the deal were concluded by mid year, but the subsequent inability of the seller to provide a certificate to demonstrate the assets were free and clear and that the structure of the deal was in compliance with Chinese Law forced the Company to recind the deal in 2005.


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

Currently there are 1,021,764 common shares outstanding. There are no shares of the Company's convertible preferred stock outstanding. Holders of Common Stock are entitled to cast one vote for each share held of record on all matters submitted to a vote of shareholders and are not entitled to cumulate votes for the election of directors. Holders of Common Stock do not have preemptive rights to subscribe for additional shares of Common Stock issued by the Company.

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

Item 3.   Employees
-------------------

At June 30, 2005, Nova had only one employee, its President & CEO, Mr. Chris Tse

Item 4.  Capital Assets
-----------------------

 None

     OFFICE LEASE AND EQUIPMENT

None

      INVENTORIES

 None

Item 5.  Legal Proceedings
--------------------------

The Company knows of no legal proceedings contemplated or threatened against it.

Item 6.  Market for Common Equity and Related Shareholder matters
-----------------------------------------------------------------

 The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at June 30, 2005 and has had no trading activity. The number of record holders of the Company's Common Stock as of June 30,2005 was approximately 100.

As of June 30, 2005 1,553 option shares were outstanding under the Company's employee stock option plan.

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