Form 10KSB
period 2005-12-31
NOVA NATURAL RESOURCES CORP
filed 2007-07-10
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

Transitional Small Business Disclosure Format:   Yes___.  No.   X


As of December 31, 2005, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of December 31,
2005    1,021,764

Transitional Small Business Disclosure Format  YES ___    NO XX

                       NOVA NATURAL RESOURCES CORPORATION

                              Index to Form 10-KSB

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

        Balance Sheets at December 31, 2005

        Statements of Operations and Accumulated Surplus for fiscal year ended December 31, 2005 and 2004

        Statements of Stockholders' Equity for fiscal year ended December, 2005 and 2004

        Statements of Cash Flow ended December 31, 2005 and 2004

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

Item 6. Market for Common Equity and related Shareholder matters

Item 7. Material Subsequent Events

Signatures

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                                 BALANCE SHEETS
                             AS AT DECEMBER 31, 2005
--------------------------------------------------------------------------------


                                                12/31/05        12/31/04
                                                --------        --------
                                     ASSETS

Current
Cash on Hand                                    $      -        $    454
                                              ----------      ----------

                                  LIABILITIES
Current
Accounts Payable and Accruals                     18,000          14,000

Long Term
Notes Payable - Note 5                            50,500          50,500
                                              ----------      ----------
                                                  68,500          64,500

                        STOCKHOLDERS' EQUITY

Common stock, $0.10 par value, 50,000,000
  shares authorized; 1,021,764 shares issued  13,350,816      13,345,316
  and outstanding

Additional Paid in Capital                    (7,718,434)     (7,718,434)

Accumulated Surplus (Deficit)                 (5,700,882)     (5,690,928)
                                              ----------      ----------
                                                 (68,500)        (64,046)

                                                $      -        $    454
                                              ----------      ----------

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                      FOR THE YEARS ENDED DECEMBER 31, 2005

--------------------------------------------------------------------------------


                                                12/31/2005      12/31/2004


Revenue                                         $        -      $        -

Less Cost of Sales                                       -               -
                                                ----------      ----------

Gross Margin                                             -               -

Expenses:
Administrative                                       9,954          61,546
                                                ----------      ----------
                                                     9,954          61,546


Net Income / (Loss) for the year                $   (9,954)     $  (61,546)
                                                ==========      ==========

Basic and diluted net income (loss) per share   $   (0.010)     $   (0.130)
                                                ==========      ==========

Weighted Average Common Shares Outstanding       1,021,764         471,764
                                                ==========      ==========


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                        NOVA NATURAL RESOURCES CORPOATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEARS ENDED DECEMBER 31, 2005

--------------------------------------------------------------------------------

                                                                                                                     Total
                                                                                  Additional       Accumulated     Stockholders'
                                                                                Paid-In Capital Surplus (Deficit)     Equity
                                                                                --------------- -----------------  -------------
                                        Common Stock
                                ------------------------------------------------
                                Shares before   Shares after       Amount
                                reverse split   reverse split

Balances, December 31, 2004     1,115,291,264         471,764   $ 13,345,316    $    (7,718,434)$      (5,690,928) $     (64,046)

Consulting Fee                                        550,000          5,500                                               5,500

Net Income (Loss) for the year                                                                             (9,954)        (9,954)
                                -------------   -------------   ------------    --------------- -----------------  -------------

Balances, December 31, 2005     1,115,291,264       1,021,764   $ 13,350,816    $    (7,718,434)$      (5,700,882) $     (68,500)
                                -------------   -------------   ------------    --------------- -----------------  -------------

--------------------------------------------------------------------------------

                        NOVA NATURAL RESOURCES CORPOATION

                             STATEMENTS OF CASH FLOW
                      FOR THE YEARS ENDED DECEMBER 31, 2005

--------------------------------------------------------------------------------


                                                12/31/05        12/31/04
                                                --------        --------
Cash Provided by (Used in):

Operating Activities
  Cash from Operations                          $ (9,954)       $(61,546)
  Cash Provided from non cash items
        Amortization                                   -               -
  Net Change in Accounts Payable and Accruals      4,000           8,000
  Net Change in Notes Payable                                     50,500
                                                --------        --------
                                                  (5,954)         (3,046)

Investing Activities
  Reversal of Technology Agreement                     -         250,000
                                                --------        --------
                                                       -         250,000

Financing Activities
  Redemption of Share Capital                          -        (250,000)
  Issue of Shares                                  5,500           3,500
                                                --------        --------
                                                   5,500        (246,500)

Increase (Decrease) in Cash during the year         (454)            454

Cash Balance - beginning of year                     454               -
                                                --------        --------

Cash Balance - end of year                      $      -        $    454
                                                --------        --------


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED DECEMBER 31, 2005

--------------------------------------------------------------------------------
1.   Nature of Business
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED DECEMBER 31, 2005

--------------------------------------------------------------------------------

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

4.   Subsequent Events
--------------------------------------------------------------------------------

a.   In 2003,  the company  signed an  agreement  to purchase an LPG  (Liquefied
     Petroleum Gas) technology for $250,000. The purchase was paid by the issuance of 250,000 of the company's common stock. In 2004, management wrote off the technology because the vendor did not comply with the terms of the agreement. The company also canceled the issued stock related to this purchase.

b. On June 17, 2004, the company entered into an agreement with a company called Great Frame International Enterprise Limited, a company with head office located in Hong Kong, to purchase two gas stations located in the city of Anyang, in the Province of Henan, in the People's Republic of China. The gas stations were equipped with LPG refilling equipment. The stations, along with the technology referred to in (a) above, would allow the company to continue the conversion of vehicles within the City of Anyan and its surrounding region from gasoline to LPG energy. Under the terms of the agreement, the company would pay for the $US 1,200,000 purchase by issuing 600,000 (post reverse split shares) of its common shares to the vendor at $2.00 per share. On July 1, 2005, the company rescinded the agreement because the vendor could not provide satisfactory evidence that the terms of the agreement complied with Chinese laws and procedures and that the assets contemplated in the transfer were unencumbered in any manner.



The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED DECEMBER 31, 2005

--------------------------------------------------------------------------------


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



               The accompanying summary of significant accounting

                                AUDITOR'S REPORT

To the Shareholders of
Nova Natural Resources Corporation

I have audited the accompanying balance sheets of Nova Natural Resources Corporation as at December 31, 2005 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These statements are the responsibility of the corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, these financial statements present fairly in all material respects, the financial position of the corporation for the year ended December 31, 2005 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States.



Chartered Accountant
Licensed Public Accountant
Thornhill, Ontario, Canada
March 14, 2007

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

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: June 6, 2007

                                        By: /s/ David Putnam
                                            ----------------
                                            David Putnam, Chief Executive
                                            Officer and Chief Financial Officer




                                  EXHIBIT 32.1

                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nova Natural Resources Corp. (the "Company") on Form 10-QSB for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, David Putnam, as Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge that:

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

     Liquidity and Capital Resources

The Company had no cash at year end December 31, 2005. The company had an accumulated deficit of $5,699,882 compared to an accumulated deficit at December 31, 2004 of $5,688,832

The Company had no working capital an the end of December 31,2005. The company focus during the year was to complete the alternative energy deal in China. The terms of the deal were concluded by mid year, but the subsequent inability of the seller to provide a certificate to demonstrate the assets were free and clear and that the structure of the deal was in compliance with Chinese Law forced the Company to rescind the deal in 2005.

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

Item 3. Employees

At December 31, 2005, Nova had only one employee, its President & CEO, Mr. Chris Tse

Item 4. Capital Assets

 None

     OFFICE LEASE AND EQUIPMENT

None

     INVENTORIES

None

Item 5. Legal Proceedings

The Company knows of no legal proceedings contemplated or threatened against it.

Item 6. Market for Common Equity and Related Shareholder matters

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at December 31, 2005 and has had no trading activity. The number of record holders of the Company's Common Stock as of December 31,2005 was approximately 100.

As of December 31, 2005 1,553 option shares were outstanding under the Company's employee stock option plan.

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