Form 10QSB
period 2006-03-31
NOVA NATURAL RESOURCES CORP
filed 2007-07-10
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

As of March 31, 2006, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of March 31, 2006 1,821,764

Transitional Small Business Disclosure Format  YES     NO XX
                                                  --      --

                       NOVA NATURAL RESOURCES CORPORATION

                               Index to Form 10-Q

PART 1.   FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements.

          Balance Sheets at March 31, 2006 (unaudited)

          Statements of Operations and Accumulated Surplus for the three months ended March 31, 2006 and 2005 (unaudited)

          Statements of Cash Flow ended March 31, 2006 and 2005 (unaudited)

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

Item 6.   Market for Common Equity and related Shareholder matters

Item 7.   Material Subsequent Events

Signatures

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                                  BALANCE SHEET
                              AS OF MARCH 31, 2006

================================================================================

                                                                   Unaudited
                                                                   ---------
                              LIABILITIES
Current
Accounts Payable and Accruals                                           19,000
Notes Payable                                                           50,500
                                                                 --------------
                                                                        69,500
                                                                 --------------


                          STOCKHOLDERS' EQUITY

Common stock, $0.10 par value, 50,000,000 shares authorized;
1,821,476 shares issued and outstanding                             13,358,816

Additional Paid in Capital                                          (7,718,434)

Accumulated Surplus (Deficit)                                       (5,709,882)
                                                                 --------------
                                                                        (69,500)

                                                                 $           --
                                                                 --------------

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                       FOR THE PERIOD ENDED MARCH 31, 2006

================================================================================



                                                             Unaudited

                                                     03/31/2006     03/31/2005
                                                     -----------    -----------


Expenses:

Administrative                                             9,000          1,082
                                                     --------------------------
                                                           9,000          1,082


Net Income/(Loss) for the period                     $    (9,000)   $    (1,082)
                                                     ==========================

Basic and diluted net income (loss) per share        $   (0.0049)   $   (0.0023)
                                                     ==========================

Weighted Average Common Shares Outstanding             1,821,764        471,764
                                                     ==========================

--------------------------------------------------------------------------------

                        NOVA NATURAL RESOURCES CORPOATION

                             STATEMENTS OF CASH FLOW
                       FOR THE PERIOD ENDED MARCH 31, 2006

================================================================================

                                                      Unaudited    Unaudited
                                                       03/31/06     03/31/05
                                                      ----------   ----------
Cash Provided by (Used in):

Operating Activities
     Cash from Operations                             $   (9,000)  $   (1,000)
     Cash Provided from non cash items
          Amortization                                        --           --
     Changes in operating assets and liabilities:
          Decrease (Increase) in:
               Accounts Payable and Accruals               1,000        1,000
                                                      ----------   ----------
                                                          (8,000)          --

Investing Activities
     Issue of Common Shares                                8,000           --
                                                      ----------   ----------
                                                           8,000           --


Increase (Decrease) in Cash during the period                 --           --

Cash Balance - beginning of period                            --       54,641
                                                      ----------   ----------

Cash Balance - end of period                          $       --   $   54,641
                                                      ----------   ----------

                       NOVA NATURAL RESOURCES CORPORATION
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nova Natural Resources Corporation

I have reviewed the Balance Sheet of Nova Natural Resources Corporation as of March 31, 2006 and the Statements of Net Income and Cash Flows for the three-month periods March 31, 2006 and March 31, 2005. These Financial Statements are the responsibility of the Company's management.

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

I have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Balance Sheet of Nova Natural Resources Corporation as of December 31, 2003 and the related Statements of Net Income and Cash Flows for the year then ended (not presented herein); and in my report dated March 14, 2007, I expressed an unqualified opinion on those Financial Statements. In my opinion, the information set forth in the accompanying Balance Sheet as December 31, 2005, is fairly stated, in all material respects, in relation to the Balance Sheet from which it has been derived.


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


Date:  June 6, 2007                     By:     /s/ David Putnam
                                             David Putnam, Chief Executive
                                             Officer and Chief Financial Officer

                                  EXHIBIT 32.1

                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nova Natural Resources Corp. (the "Company") on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, David Putnam, as Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge that:

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

     Liquidity and Capital Resources

The Company had no cash at quarter end March 31,2006. The company had an accumulated deficit of $5,709,382 compared to an accumulated deficit at March 31, 2006 of $5,692,382


     Forward-looking Information

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

Currently there are 1,821,764 common shares outstanding. There are no shares of the Company's convertible preferred stock outstanding. Holders of Common Stock are entitled to cast one vote for each share held of record on all matters submitted to a vote of shareholders and are not entitled to cumulate votes for the election of directors. Holders of Common Stock do not have preemptive rights to subscribe for additional shares of Common Stock issued by the Company.

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

Item 3.   Employees
-------------------

At March 31, 2006,  Nova had only one  employee,  its President & CEO, Mr. Chris
Tse

Item 4.   Capital Assets
------------------------

 None

     OFFICE LEASE AND EQUIPMENT

None

     INVENTORIES

 None

Item 5.  Legal Proceedings
--------------------------

The Company knows of no legal proceedings contemplated or threatened against it.

Item 6.  Market for Common Equity and Related Shareholder matters
-----------------------------------------------------------------

 The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at March 31, 2006 and has had no trading activity. The number of record holders of the Company's Common Stock as of March 31, 2006 was approximately 100.

As of March 31, 2006 1,553 option shares were outstanding under the Company's employee stock option plan.

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