Form 10QSB
period 2006-06-30
NOVA NATURAL RESOURCES CORP
filed 2007-07-10
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [X]

Issuer's revenues for its most recent fiscal year totaled:  None
Documents Incorporated by Reference:  None
Transitional Small Business Disclosure Format: Yes ___ No _X_

As of June 30, 2006, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of June 30, 2006 1,821,764

Transitional Small Business Disclosure Format  YES ____  NO _XX_

                       NOVA NATURAL RESOURCES CORPORATION

                               Index to Form 10-Q

PART 1. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements.

         Balance Sheets at June 30, 2006 (unaudited)

         Statements of Operations and Accumulated Surplus for the three months ended June 30, 2006 and 2005 (unaudited)

         Statements of Cash Flow ended June 30, 2006 and 2005 (unaudited)

         Report of Independent Registered Public Accountant Firm

         Certificate of the CEO and CFO

         Certificated pursuant to 18 U.S.C. Section 1350

Item 2. Management discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Description of Business

Item 4.  Significant changes in the company business

Item 5.  Change in Control


Part 2.  OTHER INFORMATION
--------------------------

Item 1.  Common Stock

Item 2.  Environmental

Item 3.  Employees

Item 4.  Capital assets

Item 5.  Legal Proceedings

Item 6.  Market for Common Equity and related Shareholder matters

Item 7.  Material Subsequent Events

Signatures

                       NOVA NATURAL RESOURCES CORPORATION

                                  BALANCE SHEET
                               AS OF JUNE 30, 2006

--------------------------------------------------------------------------------



                                                                      Unaudited
                                                                      ---------
                                   LIABILITIES
Current
Accounts Payable and Accruals                                            20,000
Notes Payable                                                            50,500
                                                                 ---------------
                                                                         70,500

                              STOCKHOLDERS' EQUITY

Common stock, $0.10 par value, 50,000,000 shares authorized;
 1,821,476 shares issued and outstanding                             13,358,816

Additional Paid in Capital                                           (7,718,434)

Accumulated Surplus (Deficit)                                        (5,710,882)
                                                                 ---------------
                                                                        (70,500)

                                                                  $           -
                                                                 ---------------

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                       FOR THE PERIOD ENDED JUNE 30, 2006

--------------------------------------------------------------------------------



                                                        Unaudited                   Unaudited

                                                     Quarter-to-date               Year-to-date
                                                 06/30/2006    06/30/2005    06/30/2006    06/30/2005
                                                 ----------    ----------    ----------    ----------


Expenses:
Administrative                                       1,000         6,722        10,000         7,804
                                                 ----------------------------------------------------
                                                     1,000         6,722        10,000         7,804

Income/(Loss) from Other Operations                      -             -             -             -
                                                 ----------------------------------------------------

Net Income/(Loss) for the period                  $ (1,000)     $ (6,722)     $(10,000)     $ (7,804)
                                                 ====================================================

Basic and diluted net income (loss)
 per share                                        $(0.0005)     $(0.0066)     $(0.0055)     $(0.0076)
                                                 ====================================================

Weighted Average Common Shares
 Outstanding                                     1,821,764     1,021,476     1,821,476     1,021,476
                                                 ====================================================

                        NOVA NATURAL RESOURCES CORPOATION

                             STATEMENTS OF CASH FLOW
                       FOR THE PERIOD ENDED JUNE 30, 2006

--------------------------------------------------------------------------------


                                                                Unaudited           Unaudited
                                                                 06/30/06           06/30/05
                                                                 --------           --------
Cash Provided by (Used in):

Operating Activities
   Cash from Operations                                        $ (10,000)         $  (7,804)
   Changes in operating assets and liabilities:
       Decrease (Increase) in:
           Accounts Payable and Accruals                           2,000              2,304
                                                              ------------------------------
                                                                  (8,000)            (5,500)

Financing Activities
   Issue of Common Shares                                          8,000              5,500
                                                              ------------------------------
                                                                   8,000              5,500

Increase (Decrease) in Cash during the period                          -                  -

Cash Balance - beginning of period                                     -                454
                                                              ------------------------------

Cash Balance - end of period                                   $       -          $     454
                                                              ==============================

                       NOVA NATURAL RESOURCES CORPORATION
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nova Natural Resources Corporation

I have reviewed the Balance Sheet of Nova Natural Resources Corporation as of June 30, 2006 and the Statements of Net Income and Cash Flows for the three-month periods June 30, 2006 and June 30, 2005. These Financial Statements are the responsibility of the Company's management.

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

I have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Balance Sheet of Nova Natural Resources Corporation as of December 31, 2005 and the related Statements of Net Income and Cash Flows for the year then ended (not presented herein); and in my report dated March 14, 2007, I expressed an unqualified opinion on those Financial Statements. In my opinion, the information set forth in the accompanying Balance Sheet as December 31, 2005, is fairly stated, in all material respects, in relation to the Balance Sheet from which it has been derived.


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


Date: June 6, 2007                       By: /s/ David Putnam
                                             ----------------
                                             David Putnam, Chief Executive
                                             Officer and Chief Financial Officer










                                  EXHIBIT 32.1

                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nova Natural Resources Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, David Putnam, as Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge that:

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

     Liquidity and Capital Resources

The Company had no cash at quarter end March 31,2006. The company had an accumulated deficit of $5,710,382 compared to an accumulated deficit at June 30, 2006 of $5,698,882


     Forward-looking Information

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

Item 5.  CHANGE IN CONTROL
--------------------------

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

Part 2.  OTHER INFORMATION
--------------------------

Item 1.  Common Stock
---------------------

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

Item 2.  Environmental Regulations
----------------------------------

The Company is not currently subject to any pending administrative or judicial enforcement proceedings arising under environmental laws or regulations. Environmental laws and regulations may be adopted in the future which may have an impact upon the Company's operations.

Item 3.  Employees
------------------

At June 30, 2006, Nova had only one employee, its President & CEO, Mr. Chris Tse

Item 4.  Capital Assets
-----------------------

None

     OFFICE LEASE AND EQUIPMENT

None

     INVENTORIES

None

Item 5.  Legal Proceedings
--------------------------

The Company knows of no legal proceedings contemplated or threatened against it.

Item 6.  Market for Common Equity and Related Shareholder matters
-----------------------------------------------------------------

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at June 30, 2006 and has had no trading activity. The number of record holders of the Company's Common Stock as of June 30, 2006 was approximately 100.

As of June 30, 2006 1,553 option shares were outstanding under the Company's employee stock option plan.

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

Item 7.  Material Subsequent Events that occurred after the close of the
------------------------------------------------------------------------
quarter;
--------

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