Form 10QSB
period 2006-09-30
NOVA NATURAL RESOURCES CORP
filed 2007-07-10
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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
Transitional Small Business Disclosure Format:   Yes___.  No.   X

As of September 30, 2006, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of September 30,
2006    1,821,764

Transitional Small Business Disclosure Format  YES ___    NO XX

                       NOVA NATURAL RESOURCES CORPORATION

                               Index to Form 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Balance Sheets at September 30, 2006 (unaudited)

         Statements of Operations and Accumulated Surplus for the three months ended Sept 30, 2006 and 2005 (unaudited)

         Statements of Cash Flow ended Sept 30, 2006 and 2005 (unaudited)

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

Item 6.  Market for Common Equity and related Shareholder matters

Item 7.  Material Subsequent Events

Signatures

--------------------------------------------------------------------------------
                       NOVA NATURAL RESOURCES CORPORATION

                                  BALANCE SHEET
                            AS AT SEPTEMBER 30, 2006
--------------------------------------------------------------------------------


                                                                 Unaudited

                                  LIABILITIES

Current
Accounts Payable and Accruals                                       21,000
Notes Payable                                                       50,500
                                                                ----------
                                                                    71,500

                              STOCKHOLDERS' EQUITY
Common stock, $0.10 par value, 50,000,000 shares authorized;
  1,821,764 shares issued and outstanding                       13,358,816

Additional Paid in Capital                                      (7,718,434)

Accumulated Surplus (Deficit)                                   (5,711,882)
                                                                ----------
                                                                   (71,500)

                                                                $        -
                                                                ----------

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2006
--------------------------------------------------------------------------------

                                                         Unaudited                       Unaudited

                                                        Quarter-to-date                 Year-to-date
                                                 09/30/06        09/30/05        09/30/2006      09/30/2005

Expenses:
Administrative                                       1,000           1,151          11,000           8,955
                                                ----------      ----------      ----------      ----------
                                                     1,000           1,151          11,000           8,955


Net Income/(Loss) for the period                $   (1,000)     $   (1,151)     $  (11,000)     $   (8,955)
                                                ==========      ==========      ==========      ==========

Basic and diluted net income (loss) per share   $  (0.0005)     $  (0.0011)     $  (0.0060)     $  (0.0088)
                                                ==========      ==========      ==========      ==========

Weighted Average Common Shares Outstanding       1,821,764       1,021,476       1,821,764       1,021,764
                                                ==========      ==========      ==========      ==========

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                             STATEMENTS OF CASH FLOW
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2006

--------------------------------------------------------------------------------


                                                Unaudited       Unaudited
                                                 09/30/06        09/30/05
                                                ----------      ----------
Cash Provided by (Used in):

Operating Activities
  Cash from Operations                          $  (11,000)     $   (8,955)
  Changes in operating assets and liabilities:
        Decrease (Increase) in:
                Accounts Payable and Accruals        3,000           3,455
                                                ----------      ----------
                                                    (8,000)         (5,500)

Financing Activities
  Issue of Common Shares                             8,000           5,500
                                                ----------      ----------
                                                     8,000           5,500

Increase (Decrease) in Cash during the period            -               -

Cash Balance - beginning of period                       -             454
                                                ----------      ----------

Cash Balance - end of period                    $        -      $      454
                                                ----------      ----------

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


Date: June 6, 2007

                                        By: /s/ David Putnam
                                            ----------------
                                            David Putnam, Chief Executive
                                            Officer and Chief Financial Officer



                                  EXHIBIT 32.1

                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nova Natural Resources Corp. (the "Company") on Form 10-QSB for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, David Putnam, as Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge that:

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

     Liquidity and Capital Resources

The Company had no cash at quarter end September 30,2006. The company had an accumulated deficit of $5,711,382 compared to an accumulated deficit at September 30, 2006 of $5,699,882


     Forward-looking Information

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

Item 3.  Employees

At September 30, 2006, Nova had only one employee, its President & CEO, Mr. Chris Tse

Item 4.  Capital Assets

None

     OFFICE LEASE AND EQUIPMENT

None

     INVENTORIES

None

Item 5.  Legal Proceedings

The Company knows of no legal proceedings contemplated or threatened against it.

Item 6.  Market for Common Equity and Related Shareholder matters

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at September 30, 2006 and has had no trading activity. The number of record holders of the Company's Common Stock as of September 30, 2006 was approximately 100.

As of Setember 30, 2006 1,553 option shares were outstanding under the Company's employee stock option plan.

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