Form 10KSB
period 2006-12-31
NOVA NATURAL RESOURCES CORP
filed 2007-07-10
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal year ended December 31, 2006

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

As of December 31, 2006, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of December 31, 2006 1,821,764

Transitional Small Business Disclosure Format  YES ___   NO XX
                                                            --

                       NOVA NATURAL RESOURCES CORPORATION

                              Index to Form 10-KSB

PART 1. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements.

        Balance Sheets at December 31, 2006 and 2005

        Statements of Operations and Accumulated Surplus for fiscal year ended December 31, 2006 and 2005

        Statements of Stockholders' Equity for fiscal year ended December 31, 2006 and 2005

        Statements of Cash Flow ended December 31, 2006 and 2005

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

Item 6. Market for Common Equity and related Shareholder matters

Item 7. Material Subsequent Events

Signatures

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                                 BALANCE SHEETS
                             AS AT DECEMBER 31, 2006

================================================================================

                                     ASSETS           12/31/06        12/31/05
                                                   -------------   -------------

Current
Cash on Hand                                       $          -    $          -
                                                   =============================

                                   LIABILITIES

Current
Accounts Payable and Accruals                            22,000          18,000

Current
Notes Payable - Note 5                                   50,500          50,500
                                                   -----------------------------
                                                         72,500          68,500

                              STOCKHOLDERS' EQUITY

Common stock, $0.10 par value, 50,000,000 shares
 authorized; 1,821,764 shares issued and             13,358,816      13,350,316
 outstanding

Additional Paid in Capital                           (7,718,434)     (7,718,434)

Accumulated Surplus (Deficit)                        (5,712,882)     (5,700,382)
                                                   -----------------------------
                                                        (72,500)        (68,500)

                                                   $          -    $          -
                                                   =============================


  The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                      FOR THE YEARS ENDED DECEMBER 31, 2006

================================================================================


                                                     12/31/2006       12/31/2005
                                                    ------------     -----------


Revenue                                             $         -      $        -

Expenses:
Administrative                                           12,000           9,454
                                                    ----------------------------
                                                         12,000           9,454


Net Income / (Loss) for the year                    $   (12,000)     $   (9,454)
                                                    ============================

Basic and diluted net income (loss) per share       $    (0.007)     $   (0.010)
                                                    ============================

Weighted Average Common Shares Outstanding            1,821,764         971,764
                                                    ============================

  The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                        NOVA NATURAL RESOURCES CORPOATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEARS ENDED DECEMBER 31, 2006

================================================================================

                                                                                 Additional    Accumulated       Total
                                                                                 ----------    -----------       -----
                                                                                  Paid-In        Surplus     Stockholders'
                                                                                  -------        -------     -------------
                                         Common Stock                             Capital       (Deficit)       Equity
                                         ------------                             -------       ---------       ------
--------------------------------------------------------------------------------------------------------------------------
                                Shares before   Shares after       Amount
                                reverse split   reverse split

Balances, December 31, 2005     1,115,291,264       1,021,764   $ 13,350,816   $ (7,718,434)  $ (5,700,882)  $    (68,500)

Consulting Fee                                        800,000          8,000                                        8,000

Net Income (Loss) for the year                                                                     (12,000)       (12,000)
                               -------------------------------------------------------------------------------------------

Balances, December 31, 2006     1,115,291,264       1,821,764   $ 13,358,816   $ (7,718,434)  $ (5,712,882)  $    (72,500)
                               ===========================================================================================

--------------------------------------------------------------------------------
                        NOVA NATURAL RESOURCES CORPOATION

                             STATEMENTS OF CASH FLOW
                      FOR THE YEARS ENDED DECEMBER 31, 2006

================================================================================


                                                            12/31/06    12/31/05
                                                           ----------  ---------
Cash Provided by (Used in):

Operating Activities
   Cash from Operations                                    $ (12,000)  $ (9,454)
   Cash Provided from non cash items
      Amortization                                                 -          -
   Net Change in Accounts Payable and Accruals                 4,000      4,000
                                                           ---------------------
                                                              (8,000)    (5,454)

Financing Activities
   Issue of Shares                                             8,000      5,000
                                                           ---------------------
                                                               8,000      5,000

Increase (Decrease) in Cash during the year                        -       (454)

Cash Balance - beginning of year                                   -        454
                                                           ---------------------

Cash Balance - end of year                                 $       -   $      -
                                                           =====================


  The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED DECEMBER 31, 2006

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

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED DECEMBER 31, 2006

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

--------------------------------------------------------------------------------


                                AUDITOR'S REPORT

To the Shareholders of
Nova Natural Resources Corporation

I have audited the accompanying balance sheets of Nova Natural Resources Corporation as at December 31, 2006 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These statements are the responsibility of the corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, these financial statements present fairly in all material respects, the financial position of the corporation for the year ended December 31, 2006 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States.



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

None

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