Form 10QSB
period 2007-03-31
NOVA NATURAL RESOURCES CORP
filed 2007-07-10
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

As of March 31, 2007, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of March 31, 2007 8,071,764

Transitional Small Business Disclosure Format  YES ___    NO XX

                       NOVA NATURAL RESOURCES CORPORATION

                               Index to Form 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Balance Sheets at March 31, 2007 (unaudited)

         Statements of Operations and Accumulated Surplus for the three months ended March 31, 2007 and 2006 (unaudited)

         Statements of Cash Flow ended March 31, 2007 and 2006 (unaudited)

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

Item 6.  Market for Common Equity and related Shareholder matters

Item 7.  Material Subsequent Events

Signatures

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                                  BALANCE SHEET
                              AS OF MARCH 31, 2007
--------------------------------------------------------------------------------

                                                        Unaudited
LIABILITIES
Current
Accounts Payable and Accruals                               23,000
Notes Payable                                               50,500
                                                      ------------
                                                            73,500
                                                      ------------


STOCKHOLDERS' EQUITY

Common stock, $0.10 par value, 50,000,000 shares
   authorized; 8,071,476 shares issued and outstanding  13,421,316

Additional Paid in Capital                              (7,768,434)

Accumulated Surplus (Deficit)                           (5,726,382)
                                                      ------------
                                                           (73,500)

                                                      $          -
                                                      ------------

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                       FOR THE PERIOD ENDED MARCH 31, 2007
--------------------------------------------------------------------------------

                                                         Unaudited
                                                03/31/2007      03/31/2006
                                                ----------      ----------
Expenses:
Administrative                                      63,500           9,000
                                                ----------      ----------
                                                    63,500           9,000

Net Income/(Loss) for the period                $  (63,500)     $   (9,000)
                                                ==========      ==========

Basic and diluted net income (loss) per share   $  (0.0079)     $  (0.0049)
                                                ==========      ==========

Weighted Average Common Shares Outstanding       8,071,764       1,821,476
                                                ==========      ==========

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                             STATEMENTS OF CASH FLOW
                       FOR THE PERIOD ENDED MARCH 31, 2007
--------------------------------------------------------------------------------

                                                Unaudited       Unaudited
                                                 03/31/07        03/31/06
                                                ----------      ----------
Cash Provided by (Used in):

Operating Activities
  Cash from Operations                          $  (63,500)     $   (9,000)
  Cash Provided from non cash items
        Amortization                                     -               -
  Changes in operating assets and liabilities:
        Decrease (Increase) in:
                Accounts Payable and Accruals        1,000           1,000
                                                ----------      ----------
                                                   (62,500)         (8,000)

Investing Activities
     Issue of Common Shares                         62,500           8,000
                                                ----------      ----------
                                                    62,500           8,000

Increase (Decrease) in Cash during the period            -               -

Cash Balance - beginning of period                       -               -
                                                ----------      ----------

Cash Balance - end of period                    $        -      $        -
                                                ----------      ----------

                       NOVA NATURAL RESOURCES CORPORATION
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nova Natural Resources Corporation

I have reviewed the Balance Sheet of Nova Natural Resources Corporation as of March 31, 2007and the Statements of Net Income and Cash Flows for the three-month periods March 31, 2007 and March 31, 2006. These Financial Statements are the responsibility of the Company's management.

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

I have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Balance Sheet of Nova Natural Resources Corporation as of December 31, 2006 and the related Statements of Net Income and Cash Flows for the year then ended (not presented herein); and in my report dated March 14, 2007, I expressed an unqualified opinion on those Financial Statements. In my opinion, the information set forth in the accompanying Balance Sheet as December 31, 2006, is fairly stated, in all material respects, in relation to the Balance Sheet from which it has been derived.


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


Date: June 6, 2007
                                        By: /s/ David Putnam
                                            ----------------
                                            David Putnam, Chief Executive
                                            Officer and Chief Financial Officer


EXHIBIT 32.1

                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nova Natural Resources Corp. (the "Company") on Form 10-QSB for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, David Putnam, as Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge that:

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

     Liquidity and Capital Resources

The Company had no cash at quarter end March 31, 2007. The company had an accumulated deficit of $5,721,882 compared to an accumulated deficit at March 31, 2006 of $5,709,382


     Forward-looking Information

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

Currently there are 8,071,764 common shares outstanding. There are no shares of the Company's convertible preferred stock outstanding. Holders of Common Stock are entitled to cast one vote for each share held of record on all matters submitted to a vote of shareholders and are not entitled to cumulate votes for the election of directors. Holders of Common Stock do not have preemptive rights to subscribe for additional shares of Common Stock issued by the Company.

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

Item 3.  Employees

At March 31, 2007, Nova had only one employee, its President & CEO, Mr. David Putnam

Item 4.  Capital Assets

None

     OFFICE LEASE AND EQUIPMENT

None

     INVENTORIES

None

Item 5.  Legal Proceedings

The Company knows of no legal proceedings contemplated or threatened against it.

Item 6.  Market for Common Equity and Related Shareholder matters

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at March 31, 2007 and has had no trading activity. The number of record holders of the Company's Common Stock as of March 31. 2007 was approximately 100.

As of March 31. 2007 1,553 option shares were outstanding under the Company's employee stock option plan.

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