Form 10QSB
period 2007-06-30
NOVA NATURAL RESOURCES CORP
filed 2007-08-09
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2007

                         Commission File number 0-15078

                       NOVA NATURAL RESOURCES CORPORATION
                 (Name of Small Business Issuer in its charter)

                Colorado                                   84-1227328
                (State or other jurisdiction            (I.R.S. Employer
                Of incorporation)                      Identification No.)


        2951 Simms St.                                    (954) 557-2688
        Hollywood, Fl 33020                           (issuer's phone number)
        (Address of principal executive offices)

           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:

                          Common Stock, $.10 Par Value
                         ------------------------------
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

Issuer's revenues for its most recent fiscal year totaled:  None
Documents Incorporated by Reference:  None
Transitional Small Business Disclosure Format:   Yes     No  X
                                                     ---    ---

As of June 30, 2007, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of June 30, 2007 23,071,764

                       NOVA NATURAL RESOURCES CORPORATION

                               Index to Form 10-Q

PART 1. FINANCIAL INFORMATION
-----------------------------

Item 1.   Financial Statements.

          Balance Sheets at June 30, 2007 (unaudited)

          Statements of Operations and Accumulated Surplus for the three months ended June 30, 2007 and 2006 (unaudited)

          Statements of Cash Flow ended June 30, 2007 and 2006 (unaudited)

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

Item 6.   Market for Common Equity and related Shareholder matters

Item 7.   Material Subsequent Events

Signatures

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                                  BALANCE SHEET
                               AS OF JUNE 30, 2007

================================================================================


                                                                     Unaudited
                   LIABILITIES                                       ----------
Current
Accounts Payable and Accruals                                           28,000
Notes Payable                                                           50,500
                                                                     ----------
                                                                        78,500
                                                                     ==========

                STOCKHOLDERS' EQUITY

Common stock, $0.10 par value, 50,000,000 shares authorized;
23,071,476 shares issued and outstanding                            13,380,066

Additional Paid in Capital                                          (7,527,184)

Accumulated Surplus (Deficit)                                       (5,931,382)
                                                                    -----------
                                                                       (78,500)

                                                                    $       -
                                                                    ===========


  The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

Unaudited

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                       FOR THE PERIOD ENDED JUNE 30, 2007

================================================================================

                                                         Unaudited                         Unaudited

                                                      Quarter-to-date                     Year-to-date
                                                 06/30/07         06/30/06         06/30/07         06/30/06
                                                 --------         --------         --------         --------

Expenses:
Administrative                                        155,000            1,000          218,500           10,000
                                              ------------------------------------------------------------------
                                                      155,000            1,000          218,500           10,000

Income/(Loss) from Other Operations                         -                -                -                -

Net Income/(Loss) for the period                 $  (155,000)     $    (1,000)     $  (218,500)     $   (10,000)
                                              ==================================================================

Basic and diluted net income (loss) per share    $   (0.0067)     $   (0.0005)     $   (0.0095)     $   (0.0055)
                                              ==================================================================

Weighted Average Common Shares Outstanding         23,071,764        1,821,476       23,071,764        1,821,476
                                              ==================================================================


  The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

Unaudited

--------------------------------------------------------------------------------

                       NOVA NATURAL RESOURCES CORPORATION

                             STATEMENTS OF CASH FLOW
                       FOR THE PERIOD ENDED JUNE 30, 2007

================================================================================

                                                     Unaudited       Unaudited
                                                      06/30/07        06/30/06
                                                      --------        --------
Cash Provided by (Used in):

Operating Activities
    Cash from Operations                             $ (218,500)    $  (10,000)
    Cash Provided from non cash items
        Amortization                                          -              -
    Changes in operating assets and liabilities:
    Decrease (Increase) in:
        Accounts Payable and Accruals                     6,000          2,000
                                                   ----------------------------
                                                       (212,500)        (8,000)

Investing Activities
    Issue of Common Shares                              212,500          8,000
                                                   ----------------------------
                                                        212,500          8,000

Increase (Decrease) in Cash during the period                 -              -

Cash Balance - beginning of period                            -              -
                                                   ----------------------------

Cash Balance - end of period                         $        -     $        -
                                                   ============================


  The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

Unaudited

                       NOVA NATURAL RESOURCES CORPORATION
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nova Natural Resources Corporation

I have reviewed the Balance Sheet of Nova Natural Resources Corporation as of June 30, 2007 and the Statements of Net Income and Cash Flows for the three-month periods June 30, 2007 and June 30, 2006. These Financial Statements are the responsibility of the Company's management.

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

I have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Balance Sheet of Nova Natural Resources Corporation as of December 31, 2006 and the related Statements of Net Income and Cash Flows for the year then ended (not presented herein); and in my report dated July 30, 2007, I expressed an unqualified opinion on those Financial Statements. In my opinion, the information set forth in the accompanying Balance Sheet as December 31, 2006, is fairly stated, in all material respects, in relation to the Balance Sheet from which it has been derived.


Eddy Chin
Chartered Accountant
Licensed Public Accountant
Thornhill, Ontario, Canada

July 30, 2007