Form 10KSB/A
period 2006-12-31
NOVA NATURAL RESOURCES CORP
filed 2007-10-16
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB/A
(Amendment No.1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2006

 Commission File number    0-15078

NOVA NATURAL RESOURCES CORPORATION
(Name of Small Business Issuer in its charter)

Colorado	84-1227328
(State or other jurisdiction	(I.R.S. Employer
of incorporation	Identification No.)

2951 Simms St.	(954) 925-9502
Hollywood, Fl 33020	(issuer’s phone number)
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

Transitional Small Business Disclosure Format YES ___    NO X

NOVA NATURAL RESOURCES CORPORATION

PART 1

Item 1.  Description of Business

Nova has been a business in transition since the divesture of the electronic business. Management has reviewed many business opportunities but has passed on those that did not insure the company with free and clear assets and exclusive protection of the opportunity. The company is evaluating several opportunities and expects to acquire a new business interest in 2007 and return to the status of an operating company.

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

On March 16 2003 the board of directors accepted the resignation of Mr. Edward Chan as the President and CEO and appointed Mr. Chris Tse to the position of President and CEO.

On June 30, 2003, pursuant to majority shareholder consent and affirmed by 199,873,886 votes constituting 71.5% of the 279,551,551 shares issued and outstanding as of June 28, 2003, the majority shareholders voted and approved the appointment of Mr. Chris Tse as the Company President and Chief Executive Officer and appointment to the Board of Directors. Mr. Edward Chan was terminated as the President and Chief Executive Officer and removed from the Board of Directors. This action was in response to the failure of Mr. Chan to place into writing his verbal resignation as the President and from the Board of Directors. This information was communicated in an 8K filing and press release by the current management.

Employees

At September 30, 2006, Nova had only one employee, its President & CEO, Mr. Chris Tse.

Environmental Regulations

 The Company is not currently subject to any pending administrative or judicial enforcement proceedings arising under environmental laws or regulations.  Environmental laws and regulations may be adopted in the future which may have an impact upon the Company's operations.

Item 2. Description of Properties

The executive offices of the Company are located at 2951 Simms Street, Hollywood, Florida, 33020.  The space is approximately 500 sq ft. The Company is currently in the process of relocating its executive offices.

Item 3.  Legal Proceedings

The Company knows of no legal proceedings contemplated or threatened against it.

Item 4. Submission of Matter to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

Part II

Item 5.  Market for Common Equity and Related Shareholder matters

 The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at December 31, 2006 and has had no trading activity.

Shareholders

 The number of record holders of the Company's Common Stock as of December 31, 2006 was approximately 107.

Dividends

To date, we have not paid any cash dividends on our common stock, nor do we anticipate that we will pay dividends in the foreseeable future. Payment of dividends in the future will depend upon the Company’s earnings and its cash requirements at that time.

Securities Authorized for Issuance Under Equity Compensation Plans

As of fiscal 2006, no securities were authorized for issuance under compensation plans previously approved by security holders. As of fiscal 2006, no securities were authorized for issuance under compensation plans not previously approved by security holders.

Equity Securities Issuances During Fiscal 2006

•	On January 02, 2006, the Company issued 500,000 shares of common stock to an individual in return for services rendered valued at $5,000.

•	On January 02, 2006, the Company issued 300,000 shares of common stock to an individual in return for services rendered valued at $3,000.

 Item 6.  Management Discussion and Analysis

The following Management’s Discussion and Analysis (“MD&A) for the twelve month period ended December 31, 2006 compared with the twelve month period ended December 31, 2005 provides readers with an overview of the operations of Nova Natural Resources Corporation (“Nova”).  The MD&A provides information that the management of Nova believes is important to access and understand the results of operations and the financial condition of the Company.

Our objective is to present readers with a view of Nova through the eyes of management.
This discussion and analysis should be read in conjunction with Nova’s financial statements and accompanying notes to the financial statements for the twelve month period ended December 31, 2006.

About Nova Natural Resources Corporation

Nova has been a business in transition since the divesture of the electronic business. Management has reviewed many business opportunities but has passed on those that did not insure the company with free and clear assets and exclusive protection of the opportunity. The company is evaluating several opportunities and expects to acquire a new business interest in 2007 and return to the status of an operating company.

The Company has not earned any revenue from limited principal operations since 2002. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7").

Since the company’s fiscal year ended December 31, 2002, the company has not generated any revenue but has continued incurring administrative expenses. The accumulated deficit since 2002 is $167,403 as at December 31, 2006 (2005 - $155,403).

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

 Forward-looking Information

This Form 10-KSB/A contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-QSB which is not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue" or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control.

Item 7. Financial Statements

NOVA NATURAL RESOURCES CORPORATION

FINANCIAL STATEMENTS

AND

AUDITOR’S REPORT

DECEMBER 31, 2006

AUDITOR’S REPORT

To the Shareholders of
Nova Natural Resources Corporation

I have audited the accompanying balance sheets of Nova Natural Resources Corporation as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These statements are the responsibility of the corporation’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, these financial statements referred to above present fairly in all material respects, the financial position of the corporation for the year ended December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Chartered Accountant
Licensed Public Accountant
Thornhill, Ontario, Canada
October 12, 2007

NOVA NATURAL RESOURCES CORPORATION

BALANCE SHEETS
AS AT DECEMBER 31, 2006

ASSETS	12/31/06	12/31/05

Current
Cash on Hand	$-	$-

LIABILITIES
Current
Accounts Payable and Accruals	22,000	18,000

Current
Notes Payable – Note 5	50,500	50,500
	72,500	68,500

STOCKHOLDERS’ EQUITY

Common stock, $0.10 par value, 50,000,000 shares authorized; 1,821,764 shares issued and outstanding	13,358,816	13,350,816

Additional Paid in Capital	(7,718,434)	(7,718,434)

Accumulated Deficit – Note 5	(5,712,882)	(5,700,882)
	(72,500)	(68,500)

	$-	$-

Approved By:

Director:	Director:

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

NOVA NATURAL RESOURCES CORPORATION

STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
FOR THE YEAR ENDED DECEMBER 31, 2006

	12 Months Ended
	12/31/2006	12/31/2005	12/31/2004

Revenue	$-	$-	$-

Expenses:
Administrative	12,000	9,454	61,546
	12,000	9,454	61,546

Net Income / (Loss) for the year	$(12,000)	$(9,454)	$(61,546)

Basic and diluted net income (loss) per share	$(0.007)	$(0.010)	$(0.1305)

Weighted Average Common Shares Outstanding	1,821,764	971,764	471,764

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

NOVA NATURAL RESOURCES CORPOATION

STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2006

	Common Stock			Additional Paid-In Capital	Accumulated Surplus (Deficit)	Total Stockholders’ Equity
	Shares before reverse split	Shares after reverse split	Amount

Balances, December 31, 2005	1,115,291,264	1,021,764	$13,350,816	$(7,718,434)	$(5,700,882)	$(68,500)

Consulting Fee		800,000	8,000			8,000

Net Income (Loss) for the year					(12,000)	(12,000)

Balances, December 31, 2006	1,115,291,264	1,821,764	$13,358,816	$(7,718,434)	$(5,712,882)	$(72,500)

NOVA NATURAL RESOURCES CORPOATION

STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31, 2006

	12 Months Ended
	12/31/06	12/31/05	12/31/04
Cash Provided by (Used in):

Operating Activities
Cash from Operations	$(12,000)	$(9,454)	$(61,546)
Cash Provided from non cash items
Amortization	-	-	-
Net Change in Accounts Payable and Accruals	4,000	4,000	8,000
	(8,000)	(5,454)	(53,546)
Investing Activities
Reversal of Technology Agreement	-	-	250,000

Financing Activities
Issue of Shares	8,000	5,000	(246,500)
Issue of Note Payable	-	-	50,500
	8,000	5,000	(196,000)

Increase (Decrease) in Cash during the year	-	(454)	454

Cash Balance – beginning of year	-	454	-

Cash Balance - end of year	$-	$-	$454

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

NOVA NATURAL RESOURCES CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006

1.	Nature of Business

Management has decided that the company would be more valuable and the interest of its shareholders would be better served by the sale, reassignment and abandonment of the company’s assets and marketing the company as a “shell” to potential buyers.

2.	Summary of Significant Accounting Policies

a.	Basis of Presentation - Development Stage Company

The Company has not earned any revenue from limited principal operations since 2002. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7").

b.	Use of Estimates

The preparation of the company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The actual results could differ from those estimates.

c.	Cash Equivalents
The company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

d.	Earnings per Share

Net loss per share is presented in accordance with the provisions of the Statement of Financial Accounting Standards (SFAS) No: 128, Earnings Per Share. SFAS No: 128 replaces the presentation of primary and diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS No: 128, basic EPS excludes dilution for potential common shares and is computed by dividing the net loss by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common stock. Basic and diluted EPS are the same in 2004, 2005 and 2006 as all potential common shares were anti-dilutive.

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

NOVA NATURAL RESOURCES CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006

e.	Stock-based Compensation

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard No. 123R “Share-Based Payment” (“FAS 123R”) and Staff Accounting Bulletin No. 107 (“SAB 107”), which was issued in March 2005 by the Securities and Exchange Commission regarding the SEC's interpretation of FAS 123R. FAS 123R addresses the accounting for share-based payment transactions in which a company obtains employee services in exchange for (a) equity instruments of a company or (b) liabilities that are based on the fair value of a company’s equity instruments or that may be settled by the issuance of such equity instruments.

4.	Notes Payable

The notes payable are non-interest bearing, have no repayment terms and are convertible to common shares at the option of the note holder.

5.	Accumulated Deficit

Since the company’s fiscal year ended December 31, 2002, the company has not generated any revenue but has continued incurring administrative expenses. The accumulated deficit since 2002 is $167,403 as at December 31, 2006 (2005 - $155,403).

	12 Months Ended
	12/31/2006	12/31/2005

Accumulated Deficit from inactivity	$167,403	$155,403

Accumulated Deficit from business operations	5,545,479	5,545,479

Accumulated Deficit – end of year	$5,712,882	$5,700,882

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

As of the end of fiscal 2006, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, however the Company lacked the resources to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company now has the resources required to ensure the materials required are filed in a timely manner.

Item 8B. Other Information

Material Subsequent Events that occurred after the close of the quarter;

On March 15, 2007 the shareholders of Nova Natural Resources Corp., by majority consent accepted the resignation of the sole Director and Officer of the Company Mr. Chris Tse, appointed Mr. David Putnam as the President & CEO and Chief Financial Officer of the Company, and appointed Mr. Nick Laroche as a Company Director. Mr. Putnam currently resides in Toronto, Ontario, therefore the Company executive offices are in the process of being relocated to Toronto, Ontario. This action was taken by the Shareholders of the Corporation by a vote, or concurrence of the majority of the outstanding shares. This action was approved in excess of the two third majority as required by Colorado Law and the Company Articles of Incorporation.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) Of The Exchange Act

The following table sets forth the names and ages of the member(s) of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
Chris Tse	59	President, chief executive officer and sole director

Mr. Tse was elected as president, chief executive officer and sole director in 2003.

Set forth below are descriptions of the background of the executive officer and director of the Company and principal occupations for the past five years:

Chris Tse was elected as president, chief executive officer and sole director of Nova Natural Resources Corporation in 2003 and has held these positions for 3 years.  Before being elected as president, chief executive officer and sole director of Nova Mr. Tse was a business consultant for several Hong Kong and Chinese Companies.

The President and Chief Executive Officer was appointed by the Board of Directors and holds office at the discretion of the Board.

None of the officers or Board member(s) has been involved in any bankruptcy petition filed by or against any business of which they were a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time.

None of the officers or Board member(s) has any conviction in a criminal proceeding or is subject to a pending criminal proceeding.

None of the officers or Board members is subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

None of the officers or Board members have been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of equity securities of Phinder with the SEC. Officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Mr. Chris Tse and Mr. Wayne Doss have not filed Form 4 Statement of Changes in Beneficial Ownership.

Code of Ethics

The Board of Directors adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees, including our CEO and senior officers.  A copy of our Code of Ethics is attached hereto as an Exhibit 14.  Shareholders may also request a copy of the Code of Ethics from:

Nova Natural Resouces Corporation
Attention:  Investor Relations
2951 Simms Streeet
Hollywood, Fl 33020

Board Meetings and Committees

The Board of Directors held a meeting on January 02, 2006 to approve the issuance of 500,000 shares of common stock of Nova Natural Resources Corporation to Christ Tse and to approve the issuance of 300,000 shares of common stock to Wayne Doss.

Audit Committee

We currently do not have an Audit Committee, the Board currently handles the duties of the Audit Committee. The Company does not believe that not having an Audit Committee will have any adverse effect on its financial statements, based upon current operations. Management will assess whether an Audit Committee may be necessary in the future.

Item 10. Executive Compensation

The President, Chief Executive Officer and Sole Director has not received cash compensation for our last fiscal year.  There have been no annuity, pension or retirement benefits ever paid to our officers or directors. We currently do not have an employment agreement with the President, Chief Executive Officer and Sole Director.

Summary Compensation Table

The following table shows the compensation for the fiscal year ended December 31, 2006 earned by the  President, Chief Executive Officer and Sole Director:

Name and Principle Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)\	All Other Compensation ($)	Total ($)

Chris Tse	2006	$0	$0	$8,000	$0	$0	$8,000
President, Chief Executive Officer,	2005	$0	$0	$3,000	$0	$0	$3,000
Sole Director

Item 11.  Security Ownership of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table sets forth information regarding the ownership of our common stock as of December 31, 2006 by: (i) each Director; (ii) each of the Named Executives Officers in the Summary Compensation Table; (iii) all Executive Officers and Directors of the Company as a group and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. As of December 31, 2006, there are 2,271,764 shares of common stock outstanding.

Title Of Class	Name and Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Chris Tse	1,130,000	49.7%
Common Stock	Wayne Doss	1,020,000	44.9%

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits

Exhibit No.	Description

Exhibit 3.1	Articles of incorporation
Exhibit 14	Code of Ethics
Exhibit 31.1	Section 302 Certification of the Chief Executive Officer
Exhibit 31.2	Section 302 Certification of the Chief Financial Officer
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2003
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2003

Item 14. Principal Accountant Fees and Services

In January 2002, the Company’s Board engaged Eddy S.L. Chin Chartered Accountant as the independent accountant of the Company.

Fees that we paid to Eddy S.L. Chin Chartered Accountant for the fiscal year ended December 31, 2006 and fees paid for the fiscal year ended December 31, 2005, are set forth below:

	2006	2005
Audit fees	$10,000	$10,000
Tax fees	0	0
All other fees	0	0
	$10,000	$10,000

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2006 and 2005.

Tax Fees

Nil fees were paid to auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended December 31, 2006 and 2005.

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in “Audit Fees” for the fiscal years ended December 31, 2006 and 2005.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVA NATURAL RESOURCES CORP.
Registrant

DATE: October 14, 2007	By: /S/ David Putnam

David Putnam
President, CEO and CFO