Form 10QSB
period 2007-09-30
NOVA NATURAL RESOURCES CORP
filed 2007-11-14
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

                         Commission File number 0-15078

                       NOVA NATURAL RESOURCES CORPORATION
                       ----------------------------------
                 (Name of Small Business Issuer in its charter)

               Colorado                              84-1227328
     (State or Other Jurisdiction                 (I.R.S. Employer
           of Incorporation)                     Identification .No)

                                 2951 Simms St.
                               Hollywood, Fl 33020
                    (Address of Principal Executive Offices)

                                 (954) 925-9502
                (Issuer's Telephone Number, Including Area Code)

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

Number of Shares of Common Stock Outstanding $.10 par value as of September 30, 2007 1,821,764

Transitional Small Business Disclosure Format YES ___ NO X

                       NOVA NATURAL RESOURCES CORPORATION

                                Table of Contents

PART 1. FINANCIAL INFORMATION
-----------------------------


Item 1  Financial Statements                                            Page No.
        Balance Sheets at September 30, 2007 (unaudited)                     3

        Statements of Operations and Accumulated Surplus for the
        three months ended Sept 30, 2007 and 2006 (unaudited)                4


        Statements of Cash Flow ended Sept 30, 2007 and 2006 (unaudited)     5

        Report of Independent Registered Public Accounting Firm              6


Item 2  Management discussion and Analysis of Financial Condition and
        Results of Operations                                                7

Item 3  Controls and Procedures                                              8


PART 2. OTHER INFORMATION
-------------------------

Item 1  Legal Proceedings                                                    9

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds          9

Item 3  Defaults upon Senior Securities                                      9

Item 4  Submission of Matters to a Vote of Security Holders                  9

Item 5  Other Information                                                    9

Item 6  Exhibits                                                             9

        Signatures                                                           10

--------------------------------------------------------------------------------
                       NOVA NATURAL RESOURCES CORPORATION

                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2007
--------------------------------------------------------------------------------


                                               Unaudited           Unaudited
                                               09/30/07            09/30/06
                                         ------------------- -------------------


        LIABILITIES
Current
Accounts Payable and Accruals                 $   43,000          $   21,000
Notes Payable                                     50,500              50,500
                                         ------------------- -------------------
                                                  93,500              71,500
                                         ------------------- -------------------


        STOCKHOLDERS' EQUITY

Common stock, $0.10 par value,
 50,000,000 shares authorized;
 23,071,476 shares issued
 and outstanding                              13,380,066          13,358,816

Additional Paid in Capital                    (7,527,184)         (7,718,434)

Accumulated Surplus (Deficit)                 (5,946,382)         (5,711,882)
                                        -------------------- -------------------
                                                 (93,500)            (71,500)

                                             $         -          $        -
                                         ------------------- -------------------



The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

Unaudited

--------------------------------------------------------------------------------
                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007
--------------------------------------------------------------------------------




                                                                   Unaudited                            Unaudited

                                                                Quarter-to-date                        Year-to-date
                                                            09/30/07         09/30/06          09/30/07            09/30/06
                                                            --------         --------          --------            --------

Expenses:
Administrative                                             $    15,000       $  1,000          $  233,500          $   11,000
                                                    ------------------- -------------- ------------------- -------------------
                                                                15,000          1,000             218,500              11,000

Income/(Loss) from Other Operations                                  -              -                   -                   -
                                                    ------------------- -------------- ------------------- -------------------

Net Income/(Loss) for the period                           $  (15,000)      $ (1,000)         $ (233,500)         $  (11,000)
                                                    =================== ============== =================== ===================

Basic and diluted net income (loss) per share              $  (0.0006)      $(0.0005)         $ (0.01012)         $  (0.0060)
                                                    =================== ============== =================== ===================

Weighted Average Common Shares Outstanding                  23,071,764      1,821,764          23,071,764           1,821,764
                                                    =================== ============== =================== ===================


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

Unaudited

--------------------------------------------------------------------------------
                       NOVA NATURAL RESOURCES CORPORATION

                             STATEMENTS OF CASH FLOW
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007
--------------------------------------------------------------------------------



                                                                           Unaudited                      Unaudited

                                                                        Quarter-to-date                 Year-to-date
                                                                   09/30/07        09/30/06       09/30/07        09/30/06
                                                                   --------        --------       --------        --------

Cash Provided by (Used in):

Operating Activities
     Cash from Operations                                         $ (15,000)       $ (1,000)     $ (233,50)      $ (11,000)
     Cash Provided from non cash items
              Amortization                                                                                -               -
     Changes in operating assets and liabilities:
              Increase (Decrease) in:
                       Accounts Payable and Accruals                  15,000          1,000         21,000           3,000
                                                               ------------ ----------------- -------------- ---------------
                                                                       -              -           (212,500)         (8,000)

Investing Activities
     Issue of Common Shares                                            -              -             212,500          8,000
                                                               ------------ ----------------- -------------- ---------------


Increase (Decrease) in Cash during the period                          -              -               -              -

Cash Balance - beginning of period                                     -              -               -              -
                                                               ------------ ----------------- -------------- ---------------

Cash Balance - end of period                                   $       -      $       -       $       -      $       -
                                                               ------------ ----------------- -------------- ---------------



The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

Unaudited




                       NOVA NATURAL RESOURCES CORPORATION

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nova Natural Resources Corporation

I have reviewed the accompanying Balance Sheet of Nova Natural Resources Corporation as of September 30, 2007 and 2006 and the Statements of Net Income and Cash Flows for the three-month and nine-month periods then ended. These interim financial statements are the responsibility of the Company's management.

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

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.


Eddy Chin
Chartered Accountant
Licensed Public Accountant
Thornhill, Ontario, Canada

November 12, 2007

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

        Liquidity and Capital Resources

The Company had no cash at quarter end September 30, 2007. The company had an accumulated deficit of $5,946,382 for the quarter ended September 30, 2007 compared to an accumulated deficit at September 30, 2006 of $5,711,882.

The Company is currently in development stage and is seeking out and reviewing possible acquisitions. During this time of development the Company is incurring only basic accounting and administrative expenses.

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

Item 3.  Controls and Procedures
--------------------------------

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. The Company's internal control system over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements.

All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           Part II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

The Company knows of no legal proceedings contemplated or threatened against it.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

None

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None

Item 4. Submission of Matters to a vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the three months ended September 30th, 2007.

Item 5.  Other Information
--------------------------

The Company was in the final stages of closing the Lotta Minutes Deal as discussed in the Company's annual report for the period ended December 31, 2006 filed on From 10-KSB/A, however, as a result of the Seller not agreeing to sign certain representations and warranties of the acquisition agreement, the deal is no longer valid. Thus, the company remains in development stage and is actively seeking out attractive acquisitions.

Item 6. Exhibits
----------------
Exhibit 31.1     Section 302 Certification of the Chief Executive Officer
Exhibit 31.2     Section 302 Certification of the Chief Financial Officer
Exhibit 32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003
Exhibit 32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

                          NOVA NATURAL RESOURCES CORP.
                          ----------------------------
                                   Registrant



DATE:  November 14, 2007                             By: /S/ David Putnam
                                                         -----------------
                                                         David Putnam
                                                         President, CEO & CFO