Form 10KSB
period 2007-12-31
NOVA NATURAL RESOURCES CORP
filed 2008-03-14
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2007

Commission File number     0-15078

NOVA NATURAL RESOURCES CORPORATION
(Name of Small Business Issuer in its charter)

Colorado (State or other jurisdiction of incorporation Identification No.)	84-1227328 (I.R.S. Employer of incorporation Identification No.)

2000 NE 22nd ST Wilton Manors, Fl 33305 (Address of principal executive offices)	(954) 557-2688 (issuer’s phone number)

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

As of December 31, 2007, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of December 31, 2006 8,071,764

Transitional Small Business Disclosure Format YES ___    NO X

NOVA NATURAL RESOURCES CORPORATION

PART 1

Item 1.  Description of Business

Nova has been a business in transition since the divesture of the electronic business. Management has reviewed many business opportunities but has passed on those that did not insure the company with free and clear assets and exclusive protection of the opportunity. The company is evaluating several opportunities and expects to acquire a new business interest in 2008 and return to the status of an operating company.

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

Employees

At December 31, 2007, Nova had only one employee, its President  & CEO, Mr. Wayne A. Doss.

Environmental Regulations

The Company is not currently subject to any pending administrative or judicial enforcement proceedings arising under environmental laws or regulations.  Environmental laws and regulations may be adopted in the future which may have an impact upon the Company's operations.

Item 2. Description of Properties

The executive offices of the Company are located at 2000 NE 22ND  Street, Wilton Manors, Florida, 33305.  The space is approximately 500 sq ft. The Company is currently in the process of relocating its executive offices.

Item 3.  Legal Proceedings

The Company knows of no legal proceedings contemplated or threatened against it.

Item 4. Submission of Matter to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

Part II

Item 5.  Market for Common Equity and Related Shareholder matters

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at December 31, 2007 and has had no trading activity.

Shareholders

The number of record holders of the Company's Common Stock as of December 31, 2007 was approximately 107.

Dividends

To date, we have not paid any cash dividends on our common stock, nor do we anticipate that we will pay dividends in the foreseeable future. Payment of dividends in the future will depend upon the Company’s earnings and its cash requirements at that time.

Securities Authorized for Issuance Under Equity Compensation Plans

As of fiscal 2007, no securities were authorized for issuance under compensation plans previously approved by security holders. As of fiscal 2007, no securities were authorized for issuance under compensation plans not previously approved by security holders.

Equity Securities Issuances During Fiscal 2007

•
On March 31, 2007 the Company issued two million five hundred thousand shares of restricted common stock to each of the new Directors Mr. Putnam and Mr. Laroche, for a total of five million (5,000,000) shares.

•	On March 31, 2007 the Company issued 1,250,000 shares of restricted common stock to its consultant Mr. Wayne A Doss for services.

•	On April 15, 2007, the Company was authorized to issue 10,000,000 shares of restricted common stock for the acquisition of the Lotta Minutes Calling Card rights.

•	On April 30, 2007 the Company was authorized to issue 5,000,000 shares of restricted common stock to two consultants involved in the Lotta Minutes Deal.

•
On October 1, 2007 the Company cancelled the Lotta Minutes deal for non performance of the acquisition agreement terms, ten million (10,000,000) shares were authorized to be issued in conjunction with the closing of the deal, the shares were never issued and the board of directors cancelled the authorization to issue said shares and the five million (5,000,000) shares for the consultants associated with the Lotta Minutes Deal.

Item 6.  Management Discussion and Analysis

The following Management’s Discussion and Analysis (“MD&A) for the twelve month period ended December 31, 2007 compared with the twelve month period ended December 31, 2006 provides readers with an overview of the operations of Nova Natural Resources Corporation (“Nova”).  The MD&A provides information that the management of Nova believes is important to access and understand the results of operations and the financial condition of the Company.

Our objective is to present readers with a view of Nova through the eyes of management.

This discussion and analysis should be read in conjunction with Nova’s financial statements and accompanying notes to the financial statements for the twelve month period ended December 31, 2007.

About Nova Natural Resources Corporation

Nova has been a business in transition since the divesture of the electronic business. Management has reviewed many business opportunities but has passed on those that did not insure the company with free and clear assets and exclusive protection of the opportunity. The company is evaluating several opportunities and expects to acquire a new business interest in 2008 and return to the status of an operating company.

The Company has not earned any revenue from limited principal operations since 2002. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7").

Since the company’s fiscal year ended December 31, 2002, the company has not generated any revenue but has continued incurring administrative expenses. The accumulated deficit since 2002 is $255,903 as at December 31, 2007 (2006 - $167,403).

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

Item 7. Financial Statements

NOVA NATURAL RESOURCES CORPORATION

FINANCIAL STATEMENTS

AND

AUDITOR’S REPORT

DECEMBER 31, 2007

AUDITOR’S REPORT

To the Shareholders of
Nova Natural Resources Corporation

I have audited the accompanying balance sheets of Nova Natural Resources Corporation as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These statements are the responsibility of the corporation’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, these financial statements referred to above present fairly in all material respects, the financial position of the corporation for the year ended December 31, 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

Chartered Accountant
Licensed Public Accountant
Thornhill, Ontario, Canada
March 13, 2008

NOVA NATURAL RESOURCES CORPORATION

BALANCE SHEETS

AS AT DECEMBER 31, 2007

ASSETS	12/31/07	12/31/06

Current
Cash on Hand	$-	$-

LIABILITIES
Current
Accounts Payable and Accruals	48,000	22,000

Current
Notes Payable – Note 5	50,500	50,500
	98,500	72,500

STOCKHOLDERS’ EQUITY

Common stock, $0.10 par value, 50,000,000 shares authorized; 8,071,764 shares issued and outstanding	13,421,316	13,358,816

Additional Paid in Capital	(7,718,434)	(7,718,434)

Accumulated Deficit – Note 5	(5,801,382)	(5,712,882)
	(98,500)	(72,500)

	$-	$-

Approved By:

Director:	Director:

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

NOVA NATURAL RESOURCES CORPORATION

STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS

FOR THE YEAR ENDED DECEMBER 31, 2007

	12 Months Ended
	12/31/2007	12/31/2006	12/31/2005

Revenue	$-	$-	$-

Expenses:
Administrative	88,500	12,000	9,454
	88,500	12,000	9,454

Net Income / (Loss) for the year	$(88,500)	$(12,000)	$(9,454)

Basic and diluted net income (loss) per share	$(0.011)	$(0.007)	$(0.010)

Weighted Average Common Shares Outstanding	8,071,764	1,821,764	971,764

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

NOVA NATURAL RESOURCES CORPOATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007

	Common Stock			Additional Paid-In Capital	Accumulated Surplus (Deficit)	Total Stockholders’ Equity
	Shares before reverse split	Shares after reverse split	Amount

Balances, December 31, 2006	1,115,291,264	1,821,764	$13,358,816	$(7,718,434)	$(5,712,882)	$(72,500)

Consulting Fee		6,250,000	62,500			62,500

Net Income (Loss) for the year					(88,500)	(88,500)

Balances, December 31, 2007	1,115,291,264	8,071,764	$13,421,316	$(7,718,434)	$(5,801,382)	$(98,500)

NOVA NATURAL RESOURCES CORPORATION

STATEMENTS OF CASH FLOW

FOR THE YEAR ENDED DECEMBER 31, 2007

	12 Months Ended
	12/31/07	12/31/06	12/31/05
Cash Provided by (Used in):

Operating Activities
Cash from Operations	$(88,500)	$(12,000)	$(9,454)
Cash Provided from non cash items
Amortization	-	-	-
Net Change in Accounts Payable and Accruals	26,000	4,000	4,000
	(62,500)	(8,000)	(5,454)
Investing Activities
Reversal of Technology Agreement	-	-	-

Financing Activities
Issue of Shares	62,500	8,000	5,000
Issue of Note Payable	-	-	-
	62,500	8,000	5,000

Increase (Decrease) in Cash during the year	-	-	(454)

Cash Balance – beginning of year	-	-	454

Cash Balance - end of year	$-	$-	$-

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

NOVA NATURAL RESOURCES CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2007

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

d.  Earnings per Share

Net loss per share is presented in accordance with the provisions of the Statement of Financial Accounting Standards (SFAS) No: 128, Earnings Per Share. SFAS No: 128 replaces the presentation of primary and diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS No: 128, basic EPS excludes dilution for potential common shares and is computed by dividing the net loss by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common stock. Basic and diluted EPS are the same in 2005, 2006 and 2007 as all potential common shares were anti-dilutive.

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

NOVA NATURAL RESOURCES CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2007

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

5.  Accumulated Deficit

Since the company’s fiscal year ended December 31, 2002, the company has not generated any revenue but has continued incurring administrative expenses. The accumulated deficit since 2002 is $255,903 as at December 31, 2007 (2006 - $167,403).

	12 Months Ended
	12/31/2006	12/31/2006

Accumulated Deficit from inactivity	$255,903	$167,403

Accumulated Deficit from business operations	5,545,479	5,545,479

Accumulated Deficit – end of year	$5,801,382	$5,712,882

Item 8. Changes in and Disagreements with Accountants on Accounting Financial Disclosure

None

Item 8A. Controls and Procedures

As of the end of fiscal 2007, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, however the Company lacked the resources to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company now has the resources required to ensure the materials required are filed in a timely manner.

Item 8B. Other Information

Material Events that occurred during 2007

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

On March 31, 2007 the newly appointed Board of Directors approved the appointment of Mr. Putnam as the Company President & CEO and the majority consent in reference to the appointment of the new Directors, Mr. Putnam and Mr. Laroche. The New Board of Directors approved the issuance of 2,500,000 shares of rule144 restricted common stock for each of it new Directors. The Board of directors authorized the President to proceed with the acquisition of the Lotta Minutes Prepaid Calling Card transaction after reviewing the Executive Summary. The Board authorized the President to proceed with securing the rights and privileges in an asset acquisition structure whereby Nova Natural Resources would acquire 100% of said rights and privileges. The President was authorized to issue up to ten million (10,000,000) shares of Nova Natural Resources Rule 144 Restricted Common Shares and up to $500,000.00 (with the condition the funds would be paid based upon a future funding or once the company has adequate working capital) to secure rights.

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

On October 1, 2007 the Company cancelled the Lotta Minutes deal for non performance of the acquisition agreement terms, ten million (10,000,000) shares were authorized to be issued in conjunction with the closing of the deal, the shares were never issued and the board of directors cancelled the authorization to issue said shares and the five million (5,000,000) shares for the consultants associated with the Lotta Minutes Deal.

On October 1, 2007 the Board accepted the resignation of Mr. David Putnam,  its President and CEO, additionally Mr. Putnam resigned from the Board of Directors. The Board accepted the appointed of Mr. Wayne A. Doss to serve as the President and CEO and Director replacing Mr. Putnam. Mr. Doss has been a consultant and business advisor for the company since 2001.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) Of The Exchange Act

The following table sets forth the names and ages of the member(s) of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
Wayne A. Doss	54	President, chief executive officer and director

Mr. Doss was elected as president, chief executive officer and director in October 2007.

Set forth below are descriptions of the background of the executive officer and director of the Company and principal occupations for the past five years:

Wayne A. Doss was elected as president, chief executive officer and director of Nova Natural Resources Corporation in October 2007 and has acted in a consultant capacity since 2003.  Before being elected as president, chief executive officer and director of Nova Mr. Doss was a business consultant for several Public Companies.

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

Nova Natural Resources Corporation
Attention:  Investor Relations
2000 NE 22nd Street
Wilton Manors, Fl. 33305

Board Meetings and Committees

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

On March 31, 2007 the newly appointed Board of Directors approved the appointment of Mr. Putnam as the Company President & CEO and the majority consent in reference to the appointment of the new Directors, Mr. Putnam and Mr. Laroche. The New Board of Directors approved the issuance of 2,500,000 shares of rule144 restricted common stock for each of it new Directors. The Board of directors authorized the President to proceed with the acquisition of the Lotta Minutes Prepaid Calling Card transaction after reviewing the Executive Summary. The Board authorized the President to proceed with securing the rights and privileges in an asset acquisition structure whereby Nova Natural Resources would acquire 100% of said rights and privileges. The President was authorized to issue up to ten million (10,000,000) shares of Nova Natural Resources Rule 144 Restricted Common Shares and up to $500,000.00 (with the condition the funds would be paid based upon a future funding or once the company has adequate working capital) to secure rights.

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

On October 1, 2007 the Company cancelled the Lotta Minutes deal for non performance of the acquisition agreement terms, ten million (10,000,000) shares were authorized to be issued in conjunction with the closing of the deal, the shares were never issued and the board of directors cancelled the authorization to issue said shares and the five million (5,000,000) shares for the consultants associated with the Lotta Minutes Deal.

On October 1, 2007 the Board accepted the resignation of Mr. David Putnam its President and CEO, additionally Mr. Putnam resigned from the Board of Directors. The Board accepted the appointed of Mr. Wayne A. Doss to serve as the President and CEO and Director replacing Mr. Putnam. Mr. Doss has been a consultant and business advisor for the company since 2001.

Audit Committee

We currently do not have an Audit Committee, the Board currently handles the duties of the Audit Committee. The Company does not believe that not having an Audit Committee will have any adverse effect on its financial statements, based upon current operations. Management will assess whether an Audit Committee may be necessary in the future.

Item 10. Executive Compensation

The President, Chief Executive Officer and Director has not received cash compensation for our last fiscal year.  There have been no annuity, pension or retirement benefits ever paid to our officers or directors. We currently do not have an employment agreement with the President, Chief Executive Officer and Sole Director.

Summary Compensation Table

The following table shows the compensation for the fiscal year ended December 31, 2007 earned by the President, Chief Executive Officer and Director:

Name and Principle Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)\	All Other Compensation ($)	Total ($)
Wayne A. Doss (as) President, Chief Executive Officer	2007	$0	$0	$12,500	$0	$0	$12,500
	2006	$0	$0	$0	$0	$0	$0

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the ownership of our common stock as of December 31, 2007 by: (i) each Director; (ii) each of the Named Executives Officers in the Summary Compensation Table; (iii) all Executive Officers and Directors of the Company as a group and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. As of December 31, 2007, there are 8,071,764 shares of common stock outstanding.

Title Of Class	Name and Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Wayne Doss	3,270,000	40.5%
Common Stock	David Putnam	2,500,000	30.9%
Common Stock	Nick Laroche	2,500,000	30.9%
Common Stock	Chris Tse	1,130,000	13.9%

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits

Exhibit No.	Description

Exhibit 3.1	Articles of incorporation
Exhibit 14	Code of Ethics
Exhibit 31.1	Section 302 Certification of the Chief Executive Officer
Exhibit 31.2	Section 302 Certification of the Chief Financial Officer
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

Item 14. Principal Accountant Fees and Services

In January 2002, the Company’s Board engaged Eddy S.L. Chin Chartered Accountant as the independent accountant of the Company.

Fees that we paid to Eddy S.L. Chin Chartered Accountant for the fiscal year ended December 31, 2007, fees paid for the fiscal year ended December 31, 2006 and December 31, 2005 are set forth below:

	2007	2006	2005
Audit fees	$15,000	$10,000	$10,000
Tax fees		0	0
All other fees		0	0
	$15,000	$10,000	$10,000

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2007,  2006 and 2005.

Tax Fees

Nil fees were paid to auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended December 31, 2007, 2006 and 2005.

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in “Audit Fees” for the fiscal years ended December 31, 2007, 2006 and 2005.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVA NATURAL RESOURCES CORP. Registrant

DATE: March 14, 2008	By:	/S/ Wayne A. Doss
Wayne A. Doss
President, CEO and CFO