Form 10QSB
period 2008-03-31
NOVA NATURAL RESOURCES CORP
filed 2008-05-15
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

                         Commission File number 0-15078

                       NOVA NATURAL RESOURCES CORPORATION
                       ----------------------------------
                 (Name of Small Business Issuer in its charter)

           Colorado                                 84-1227328
          (State or other jurisdiction             (I.R.S. Employer
           Of incorporation                          Identification No.)


      2000 NE 22nd ST                                (954) 557-2688
      Wilton Manors, Fl 33305                        (issuer's phone number)
      (Address of principal executive offices)

           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:

                          Common Stock, $.10 Par Value

                          ----------------------------
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    No X
                                                             ----  ----
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [X]

Issuer's revenues for its most recent fiscal year totaled:  None
Documents Incorporated by Reference:  None
Transitional Small Business Disclosure Format:   Yes    .  No. X
                                                    ----      ----

As of March 31, 2008, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of March 31, 2008 8,071,764

                       NOVA NATURAL RESOURCES CORPORATION

                               Index to Form 10-Q

PART 1. FINANCIAL INFORMATION
-----------------------------

Item 1.   Financial Statements.

          Balance Sheets at March 31, 2008 (unaudited)

          Statements of Operations and Accumulated Surplus as of March 31, 2008 and March 31, 2007 Unaudited

          Statements of Cash Flow period-ended March 31, 2008 and
           2007 (unaudited)

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

Item 3.    Employees

Item 4.    Capital assets

Item 5.    Legal Proceedings

Item 6.    Market for Common Equity and related Shareholder matters


Signatures

-------------------------------------------------------------------------
                       NOVA NATURAL RESOURCES CORPORATION

                                  BALANCE SHEET
                              AS OF March 31, 2008
-------------------------------------------------------------------------

                                               Unaudited       Unaudited
                                                3/31/08        03/31/07
                                              ---------------------------

                 LIABILITIES
Current
Accounts Payable and Accruals                 $    58,000         23,000
Notes Payable                                      50,500         50,500
                                              ---------------------------
                                                  108,500         50,500
                                              ===========================


            STOCKHOLDERS' EQUITY

Common stock, $0.10 par value, 50,000,000
 shares authorized; 8,071,764 shares issued
 and outstanding                               13,421,316     13,421,316

Additional Paid in Capital                     (7,718,434)    (7,768,434)

Accumulated Surplus (Deficit)                  (5,811,382)    (5,726,382)
                                              ---------------------------
                                                 (108,500)       (73,500)

                                               $        -   $          -
                                              ===========================

       The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

-----------------------------------------------------------------------
                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                       FOR THE PERIOD ENDED March 31, 2008

-----------------------------------------------------------------------

                                Un-audited     Unaudited     Unaudited

                                3/31/08        3/31/07       3/31/06

Revenue                      $     -              -             -

Expenses
Administrative               $   10,000         63,500        9,000
                               ----------------------------------------

                                 10,000         63,500         9,000

Net Income/Loss              $   10,000      $  63,500      $  9,000
                             -----------------------------------------

Basic and diluted net
income (loss) per share      $  (0.0012)     $ (0.0079)     $ (0.0049)


       The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                       NOVA NATURAL RESOURCES CORPORATION

                             STATEMENTS OF CASH FLOW

                       FOR THE PERIOD ENDED March 31, 2008

--------------------------------------------------------------------------------

                                                  Unaudited      Unaudited    Unaudited
                                                   3/31/08        3/31/07      3/31/06

Cash Provided by (Used in):

Operating Activities
   Cash from Operations                           $(10,000)      $(63,500)     $ (9,000)
   Cash Provided from non cash items
       Amortization
   Net Change in Accounts Payable and Accruals      10,000          1,000         1,000
                                                    ------          -----         -----

                                                       -          (62,500)       (8,000)


Financing Activities
   Issue of Shares                                     -           62,500         8,000
   Issue of Note Payable


Increase (Decrease) in Cash during the year            -               -             -

Cash Balance - beginning of year                       -               -             -

Cash Balance - end of year                             -               -             -

NOVA NATURAL RESOURCES CORPORATION

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nova Natural Resources Corporation

I have reviewed the accompanying Balance Sheet of Nova Natural Resources Corporation as of March 31, 2008 and 2007 and the Statements of Net Income and Cash Flows for the three-month period. These interim financial statements are the responsibility of the Company's management.

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

May 14, 2008