Form 10-Q
period 2008-06-30
NOVA NATURAL RESOURCES CORP
filed 2008-08-15
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

                          Common Stock, $.10 Par Value

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [X]

Issuer's revenues for its most recent fiscal year totaled: None

             Documents Incorporated by Reference: None
             Transitional Small Business Disclosure Format: Yes       No   X
                                                                -----    -----


As of June 30, 2008, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

     Number of Shares of Common Stock Outstanding $.10 par value as of June 30, 2008 3,071,764

                       NOVA NATURAL RESOURCES CORPORATION

                               Index to Form 10-Q

PART 1. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements.

         Balance Sheets at June 30, 2008 (unaudited)

         Statements of Operations and Accumulated Surplus as of June 30, 2008 and June 30, 2007 Unaudited

         Statements of Cash Flow period-ended June 30, 2008 and 2007
          (unaudited)

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

Item 3.  Employees

Item 4.  Capital assets

Item 5.  Legal Proceedings

Item 6.  Market for Common Equity and related Shareholder matters


Signatures

                       NOVA NATURAL RESOURCES CORPORATION

                                  BALANCE SHEET
                               AS OF JUNE 30, 2008



                                    Unaudited

                                     ASSETS


Cash                                                              21,500




                                   LIABILITIES

Current
Accounts Payable and Accruals                                     63,000
Notes Payable                                                     81,012
                                                              -----------
                                                                 144,012
                                                              ===========

                              STOCKHOLDERS' EQUITY

Common stock, $0.10 par value, 50,000,000 shares authorized;
 4,071,476 shares issued and outstanding                      13,381,316

Additional Paid in Capital                                    (7,678,434)

Accumulated Surplus (Deficit)                                 (5,825,394)
                                                              -----------
                                                                (122,512)

                                                              $   21,500
                                                              ===========

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                       FOR THE PERIOD ENDED JUNE 30, 2008



                                                          Unaudited                           Unaudited

                                                       Quarter-to-date                       Year-to-date
                                                  06/30/08         06/30/07            06/30/08         06/30/07
                                                  --------         --------            --------         --------

Expenses
Administrative                                   $    (25,988)    $    155,000        $    (15,988)    $    218,500
                                               ---------------------------------------------------------------------
                                                      (25,988)         155,000             (15,988)         218,500

Income/(Loss) from Other Operations                         -                -                   -                -

Net Income/(Loss) for the period                 $     25,988     $   (155,000)       $     15,988     $   (218,500)
                                               =====================================================================

Basic and diluted net income (loss) per share    $     0.0064     $    (0.0067)       $     0.0039     $    (0.0095)
                                               =====================================================================

Weighted Average Common Shares Outstanding          4,071,764       23,071,764           4,071,764       23,071,764
                                               =====================================================================

                       NOVA NATURAL RESOURCES CORPORATION

                             STATEMENTS OF CASH FLOW
                       FOR THE PERIOD ENDED JUNE 30, 2007



                                                     Unaudited      Unaudited
                                                      06/30/08       06/30/07
                                                      --------       --------
Cash Provided by (Used in):

Operating Activities
    Cash from Operations                             $   15,988    $ (218,500)
    Cash Provided from note payable                      30,512
    Changes in operating assets and liabilities:
    Decrease (Increase) in:
         Accounts Payable and Accruals                   15,000         6,000
                                                   ----------------------------
                                                         61,500      (212,500)

Investing Activities
    Issue of Common Shares                              (40,000)      212,500
                                                   ----------------------------
                                                        (40,000)      212,500

Increase (Decrease) in Cash during the period            21,500             -

Cash Balance - beginning of period                            -             -
                                                   ----------------------------

Cash Balance - end of period                         $   21,500    $        -
                                                   ============================

NOVA NATURAL RESOURCES CORPORATION

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nova Natural Resources Corporation

I have reviewed the accompanying Balance Sheet of Nova Natural Resources Corporation as of June 30, 2008 and 2007 and the Statements of Net Income and Cash Flows for the six-month period. These interim financial statements are the responsibility of the Company's management.

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

Aug. 12, 2008

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

                         Liquidity and Capital Resources

The Company had $21,500.00 cash at quarter end June 30, 2008. The company had an accumulated deficit of $5,825,394 compared to an accumulated deficit at June 30, 2007of $5,931,382

                           Forward-looking Information

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-Q which is not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control.

Item 3.  Description of Business
--------------------------------

Nova Natural Resources Corporation (the "Registrant", "Company" or "Nova") was incorporated under Colorado Law on April 1, 1993 and is the surviving company in a merger, effective February 1, 1995, of the Company and Nova Natural Resources Corporation, a Delaware corporation. The merger was effected to change the Company's domicile from Delaware to Colorado and caused no change in the Company's capitalization. The Delaware Corporation was the successor to Nova Petroleum Corporation and Power Resources Corporation, which merged in 1986. Prior to that merger, Nova Petroleum Corporation and Power Resources Corporation operated since 1979 and 1972, respectively. The company is currently evaluating new business opportunities.

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

On March 15, 2007 the shareholders of Nova Natural Resources Corp., by majority consent accepted the resignation of the sole Director and Officer of the Company Mr. Chris Tse, appointed Mr. David Putnam as the President & CEO and Chief Financial Officer of the Company, and appointed Mr. Nick Laroche as a Company Director. Mr. Putnam currently resides in Toronto, Ontario; therefore the Company executive offices are in the process of being relocated to Toronto, Ontario. This action was taken by the Shareholders of the Corporation by a vote, or concurrence of the majority of the outstanding shares. This action was approved in excess of the two third majority as required by Colorado Law and the Company Articles of Incorporation.

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





Item 5.  Change in Control
--------------------------

On March 16, 2003 the board of directors accepted the resignation of Mr. Edward Chan as the President and CEO and appointed my Chris Tse to the position of President and CEO.

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

On October 1, 2007 the Board accepted the resignation of Mr. David Putnam, the President & CEO, additionally Mr. Putnam resigned from the Board of Directors. The Board accepted the appointed of Mr. Wayne A. Doss to serve as the President and CEO and Director replacing Mr. Putnam. Mr. Doss has been a consultant and business advisor for the company since 2001.

On June 20, 2008 the Board of Directors cancelled the authorization for the issuance of five million (5,000,000) shares to Mr. Laroche and Mr. Putnam which were authorized March 31, 2007, but were never issued. The Board of Directors initially approved the issuance of 2,500,000 shares of rule144 restricted common stock for each Director. The Board felt the shares were not warranted. The Board approved the issuance of one million (1,000,000) shares of rule 144 restricted common stock for Mr. Doss the current President and CEO for services to the company since Mr. Doss has served without salary since the October 1, 2007 appointment.


                            Part 2. OTHER INFORMATION
                            -------------------------

Item 1.  Common Stock
---------------------

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

Currently there are 4,071,764 common shares outstanding. There are no shares of the Company's convertible preferred stock outstanding. Holders of Common Stock are entitled to cast one vote for each share held of record on all matters submitted to a vote of shareholders and are not entitled to cumulate votes for the election of directors. Holders of Common Stock do not have preemptive rights to subscribe for additional shares of Common Stock issued by the Company.

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

Item 3.  Employees
------------------

At June 30, 2008, Nova had only one employee, its President & CEO, Mr. Wayne
Doss

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

Item 6.  Market for Common Equity and Related Shareholder matters
-----------------------------------------------------------------

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at June 30, 2008 with no trading activity. The number of record holders of the Company's Common Stock as of June 30, 2008 was approximately 100.

As of June 30, 2008 1,553 option shares were outstanding under the Company's employee stock option plan.

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

                          NOVA NATURAL RESOURCES CORP.
                          ----------------------------
                                   Registrant


               DATE: Aug. 12, 2008                   By: /s/ Wayne Doss
                                                         --------------

                                                         Wayne Doss
                                                         President & CEO and CFO