Form 10KSB/A
period 2007-12-31
NOVA NATURAL RESOURCES CORP
filed 2008-09-30
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-KSB/A


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal year ended December 31, 2007

                         Commission File number 0-15078

                       NOVA NATURAL RESOURCES CORPORATION
                       ----------------------------------
                 (Name of Small Business Issuer in its charter)





                   Colorado                            84-1227328
        (State or other jurisdiction                (I.R.S. Employer
               of incorporation                    Identification No.)



             2000 NE 22 nd ST
         Wilton Manors, Fl 33305                     (828) 808-8744
 (Address of principal executive offices)         (Issuer's phone number)


           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:

                          Common Stock, $.10 Par Value




                                       -
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year totaled: None Documents Incorporated by Reference: None Transitional Small Business Disclosure Format:
Yes [ ] No [X]

As of December 31, 2007, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of December 31, 2006 8,071,764
      ---------

Transitional Small Business Disclosure Format  YES [ ] NO [X]

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Form 10-KSB/A (the "Amendment") amends Nova Natural Resources Corp. annual report on Form 10-KSB for the fiscal year ended December 31, 2007, as initially filed with the Securities and Exchange Commission on March 14, 2008 (the "Form 10-KSB"). The Company has revised the following: Item 8A. Controls and Procedures as it relates to disclosure controls and internal control procedures of the report. Additionally, paragraph 4 and 4(b) have been revised to the Principal Executive Officer and Principal Financial Officer certification exhibits. The filing of this Amendment shall not be deemed an admission that the Form 10-KSB, when filed, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.



Item 8A. Controls and Procedures
--------------------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our President has concluded that the Company's disclosure controls and procedures were not effective because of the identification of a material weakness in the lack of disclosure of our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures was omitted from our initial filing. We have reviewed the reporting requirements and developed an internal control worksheet to insure that disclosure of all the required information is included in future company regulatory filings

Changes in Internal Controls
----------------------------

     We have also evaluated our internal controls for financial reporting, and there have been no changes in our internal controls that have materially affected, or are reasonably likely to material affect, the internal control over financial reporting or in other factors that could affect those controls subsequent to the date of their last evaluation.


Limitations on the Effectiveness of Controls
--------------------------------------------

     Our President and CEO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

     Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.
Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management made an internal assessment of the effectiveness of our internal control over financial reporting as of 12/31/2007. In making this assessment, it used the experience of the President and CEO. Based on this evaluation, our management concluded that the internal control is ineffective since there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

     The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by the President and CEO with no oversight by another internal professional with accounting expertise. Our President does possess accounting expertise but our company does not have an audit committee. This weakness is due to the company's lack of working capital to hire additional staff. To remedy this material weakness, we intend to raise additional capital to engage another internal accountant to assist with financial reporting as soon as our finances will allow. In the interim we plan to develop additional review by our outside Director.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.









Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NOVA NATURAL RESOURCES CORP.
                                           ----------------------------
                                           Registrant

DATE:  Sept. 29, 2008                      By: /s/ Wayne A. Doss
                                               ---------------------------------
                                               Wayne A. Doss
                                               President, CEO and CFO