Form 10-Q
period 2008-09-30
NOVA NATURAL RESOURCES CORP
filed 2008-11-13
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

                         Commission File number 0-15078

                       NOVA NATURAL RESOURCES CORPORATION
                       ----------------------------------
                 (Name of Small Business Issuer in its charter)

          Colorado                               84-1227328
          (State or other jurisdiction           (I.R.S. Employer
          Of incorporation                       Identification No.)


      2000 NE 22nd ST                                (828)489-9409
      Wilton Manors, Fl 33305                        (issuer's phone number)
      (Address of principal executive offices)


           Securities registered under Section 12(b) of the Act: NONE

             Securities registered under Section 12(g) of the Act:

                          Common Stock, $.10 Par Value

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [X]

        Issuer's revenues for its most recent fiscal year totaled: None

             Documents Incorporated by Reference: None
             Transitional Small Business Disclosure Format: Yes [_]    No [X]

As of September 30, 2008, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of September 30, 2008 is 5,021,764

                       NOVA NATURAL RESOURCES CORPORATION

                               Index to Form 10-Q


PART 1. FINANCIAL INFORMATION
-----------------------------


Item 1. Financial Statements                                            Page No.
        Balance Sheets at September 30, 2008 (unaudited)                      3

        Statements of Operations and Accumulated Surplus for the
        three months ended Sept 30, 2008 and 2007 (unaudited)                 4


        Statements of Cash Flow ended Sept 30, 2008 and 2007 (unaudited)      5

        Report of Independent Registered Public Accounting Firm               6


Item 2  Management discussion and Analysis of Financial Condition and
        Results of Operations                                                 7

Item 3  Quantitative and Qualitative disclosure about Market Risk            11

Item 4T Controls and Procedures                                              11



PART 2. OTHER INFORMATION
-------------------------

Item 1  Legal Proceedings                                                    13

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds          13

Item 3  Defaults upon Senior Securities                                      13

Item 4  Submission of Matters to a Vote of Security Holders                  13

Item 5  Other Information                                                    13

Item 6  Exhibits                                                             13

        Signatures                                                           13

                       NOVA NATURAL RESOURCES CORPORATION

                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2007



                                                Unaudited           Unaudited
                                                09/30/08            09/30/07
                                               ------------        ------------
        ASSETS


Cash                                           $      8,938        $         --




        LIABILITIES
Current
Accounts Payable and Accruals                  $     63,000        $     43,000
Notes Payable                                        72,002              50,500
                                               ------------        ------------
                                                    135,002              93,500
                                               ------------        ------------


        STOCKHOLDERS' EQUITY

Common stock, $0.10 par value,
 50,000,000 shares authorized;
 5,021,764 shares issued
 and outstanding                                 13,400,316          13,380,066

Additional Paid in Capital                       (7,697,434)         (7,527,184)

Accumulated Surplus (Deficit)                    (5,846,822)         (5,946,382)
                                               ------------        ------------
                                                   (143,940)            (93,500)

                                               $     (8,938)       $         --
                                               ------------        ------------


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007


                                                           Unaudited                       Unaudited

                                                         Quarter-to-date                  Year-to-date
                                                    09/30/08        09/30/07        09/30/08         09/30/07
                                                  ------------    ------------    ------------    ------------
  Expenses:
  Administrative                                  $     22,522    $     15,000    $      6,564    $    233,500
                                                  ------------    ------------    ------------    ------------
                                                        22,522          15,000           6,564         233,500

  Income/(Loss) from Other Operations                       --              --              --              --
                                                  ------------    ------------    ------------    ------------

  Net Income/(Loss) for the period                $    (22,522)   $     15,000)   $     (6,564)   $   (233,500)
                                                  ============    ============    ============    ============

  Basic and diluted net income (loss) per share   $    (0.0045)   $    (0.0006)   $    (0.0013)   $   (0.01012)
                                                  ============    ============    ============    ============

  Weighted Average Common Shares Outstanding         5,021,764      23,071,764       5,021,764      23,071,764
                                                  ============    ============    ============    ============


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                       NOVA NATURAL RESOURCES CORPORATION

                             STATEMENTS OF CASH FLOW
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007

                                                             Unaudited                Unaudited

                                                          Quarter-to-date            Year-to-date
                                                       09/30/08     09/30/07     09/30/08     09/30/07
                                                       ---------    ---------    ---------    ---------
Cash Provided by (Used in):

Operating Activitie
     Cash from Operations                              $ (22,552)   $ (15,000)   $  (6,564)   $(233,500)
     Cash Provided from note payable                       9,990           --       21,502           --

     Changes in operating assets and liabilities:
              Increase (Decrease)
                       Accounts Payable and Accruals     (19,000)      15,000       15,000       21,000
                                                       ---------    ---------    ---------    ---------
                                                         (31,562)          --       29,938     (212,000)

Investing Activities
     Issue of Common Shares                               19,000           --      (21,000)     212,500
                                                       ---------    ---------    ---------    ---------

Increase (Decrease) in Cash during the period            (12,562)          --        8,938           --

Cash Balance - beginning of period                        21,500           --           --           --
                                                       ---------    ---------    ---------    ---------

Cash Balance - end of period                           $   8,938    $      --    $   8,938    $      --
                                                       ---------    ---------    ---------    ---------


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                       NOVA NATURAL RESOURCES CORPORATION

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nova Natural Resources Corporation

I have reviewed the accompanying Balance Sheet of Nova Natural Resources Corporation as of September 30, 2008 and 2007 and the Statements of Net Income and Cash Flows for the nine month period. These interim financial statements are the responsibility of the Company's management.

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

November 12, 2008

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

Description of Business
-----------------------

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

Significant changes in the Company business
-------------------------------------------

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

On July 1, 2008 the Board of Directors approved the conversion of a Convertible Note Payable in the amount of 19,000.00 to convert at .02 per share for the issuance of nine hundred fifty thousand shares (950,000) of rule-144 restricted common stock.

Change in Control
-----------------

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

Common Stock
------------

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

Currently there are 5,021,764 common shares outstanding. There are no shares of the Company's convertible preferred stock outstanding. Holders of Common Stock are entitled to cast one vote for each share held of record on all matters submitted to a vote of shareholders and are not entitled to cumulate votes for the election of directors. Holders of Common Stock do not have preemptive rights to subscribe for additional shares of Common Stock issued by the Company.

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

Market for Common Equity and Related Shareholder matters
--------------------------------------------------------

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at September 30, 2008 with no trading activity. The number of record holders of the Company's Common Stock as of September 30, 2008 was approximately 100.

As of September 30, 2008 1,553 option shares were outstanding under the Company's employee stock option plan.

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

On July 1, 2008 the Board of Directors approved the conversion of a Convertible Note Payable in the amount of 19,000.00 to convert at .02 per share for the issuance of nine hundred fifty thousand shares (950,000) of rule 144 restricted common stock.

Liquidity and Capital Resources
-------------------------------

The Company had $8,938.00 cash at quarter end September 30, 2008. The company had an accumulated deficit of $5,846,822 compared to an accumulated deficit at September 30, 2007of $5,946,382

Forward-looking Information
---------------------------

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

Item 3  Quantitative and Qualitative Disclosure About Market Risk
------  ---------------------------------------------------------

Not Applicable.

Item 4T. Controls and Procedures
--------------------------------

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

                            Part 2. OTHER INFORMATION
                            -------------------------

Item 1. Legal Proceedings
-------------------------

The Company knows of no legal proceedings contemplated or threatened against it. The Company is not currently subject to any pending administrative or judicial enforcement proceedings arising under environmental laws or regulations.

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
------------------------------------------------------------------

None.

Item 3 DEFAULTS UPON SENIOR SECURITIES
--------------------------------------

None.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
------------------------------------------------------------

Not applicable.

Item 5 OTHER INFORMATION
------------------------

Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------



Exhibit
No.                                     Description
----------- --------------------------------------------------------------------
31.1 Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   * * * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NOVA NATURAL RESOURCES CORP.
                                       (Registrant)


DATE: November 12, 2008                 By: /s/ Wayne Doss
                                        ------------------

                                        Wayne Doss
                                        President & CEO and CFO