Form 10-K
period 2008-12-31
NOVA NATURAL RESOURCES CORP
filed 2009-04-01
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K


  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                   For the Fiscal year ended December 31, 2008

                         Commission File number 0-15078

                       NOVA NATURAL RESOURCES CORPORATION
                    -----------------------------------------
                 (Name of Small Business Issuer in its charter)





                    Colorado                      84-1227328
                (State or other              (I.R.S. Employer of
          jurisdiction of incorporation         incorporation
              Identification No.)             Identification No.)




             2000 NE 22 nd ST
         Wilton Manors, Fl 33305                         (828) 489-9408
 (Address of principal executive offices)            (issuer' s phone number)


           Securities registered under Section 12(b) of the Act: NONE

                       Securities registered under Section

                               12(g) of the Act:

                          Common Stock, $.10 Par Value



                              --------------------
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for its most recent fiscal year totaled: None Documents Incorporated by Reference: None Transitional Small Business Disclosure Format:
Yes___. No. X

As of December 31, 2008, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of December 31, 2008 5,021,764

Transitional Small Business Disclosure Format YES ___    NO X

                       NOVA NATURAL RESOURCES CORPORATION

                                TABLE OF CONTENTS


                                                                                                                       Page
                                                                                                                 ---------------

                                                                       PART I

Item 1.               Business                                                                                                 3
-------               --------                                                                                                 -

Item 1A.              Risk Factors                                                                                             7
--------              ------------                                                                                             -

Item 2.               Description of Property                                                                                  7
-------               -----------------------                                                                                  -

Item 3.               Legal Proceedings                                                                                        7
-------               -----------------                                                                                        -

Item 4.               Submission of Matter to a Vote of Security Holders                                                       7
-------               --------------------------------------------------                                                       -

                                                                      PART II

Item 5.               Market for Common Equity and Related Stockholder Matters                                                 7
-------               --------------------------------------------------------                                                 -

Item 6.               Selected Financial Data                                                                                  8
-------               -----------------------                                                                                  -

Item 7.               Management's Discussion and Analysis of Financial Condition and Results of Operations                    8
-------               -------------------------------------------------------------------------------------                    -

Item 7A.              Quantitative and Qualitative Disclosure about Market Risk                                                9
-------               ---------------------------------------------------------                                                -



Item 8.               Financial Statements and Supplementary Data                                                              10
-------               -------------------------------------------                                                              --




Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                     18
-------               ------------------------------------------------------------------------------------                     --

Item 9A(T).           Controls and Procedures                                                                                  18
-----------           -----------------------                                                                                  --


                                                                      PART III
Item 10.              Directors, Executive Officers and Corporate Governance                                                   19
--------              ------------------------------------------------------                                                   --

Item 11.              Executive Compensation                                                                                   21
--------              ----------------------                                                                                   --

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related shareholder Matters           21
--------              ----------------------------------------------------------------------------------------------           --

Item 13.              Certain Relationships and Related Transactions                                                           21
--------              ----------------------------------------------                                                           --

Item 14.              Principal Accounting Fees and Services                                                                   22
--------              --------------------------------------                                                                   --

                                                                      PART IV

Item 15.              Exhibits, Financial Statement Schedules                                                                  22
--------              ---------------------------------------                                                                  --

                      Signatures                                                                                               23
                      ----------                                                                                               --



                                     PART 1

Item 1.  Description of Business
--------------------------------

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


Employees

At December 31, 2008, Nova had only one employee, its President & CEO, Mr. Wayne A. Doss.

Environmental Regulations

The Company is not currently subject to any pending administrative or judicial enforcement proceedings arising under environmental laws or regulations. Environmental laws and regulations may be adopted in the future which may have an impact upon the Company's operations.

Other Information
-----------------

Material Events that occurred during 2007/2008

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

Item 1A. Risk Factors
---------------------

Not applicable because we are a smaller reporting company.


Item 2. Description of Properties
---------------------------------

The executive offices of the Company are located at 2000 NE 22 ND Street, Wilton Manors, Florida, 33305. The space is approximately 500 sq ft. The Company is currently in the process of relocating its executive offices.

Item 3.  Legal Proceedings
--------------------------

The Company knows of no legal proceedings contemplated or threatened against it.

Item 4. Submission of Matter to a Vote of Security Holders
----------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.


                                     Part II
                                     -------

Item 5.  Market for Common Equity and Related Shareholder matters
-----------------------------------------------------------------

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at December 31, 2008 with no trading activity. The company must seek sponsorship by a market maker to file the 15C211 to return to the OTCBB active trading and plans to do so in 2009. The number of record holders of the Company's Common Stock as of December 31, 2008 was approximately 115 in certificate holders/

As of September 30, 2008 1,553 option shares were outstanding under the Company's employee stock option plan.

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

Shareholders

The number of record holders of the Company's Common Stock as of December 31, 2008 was approximately 115.

Dividends

To date, we have not paid any cash dividends on our common stock, nor do we anticipate that we will pay dividends in the foreseeable future. Payment of dividends in the future will depend upon the Company's earnings and its cash requirements at that time.

Securities Authorized for Issuance Under Equity Compensation Plans

As of fiscal 2008, no securities were authorized for issuance under compensation plans previously approved by security holders. As of fiscal 2008, no securities were authorized for issuance under compensation plans not previously approved by security holders.

Equity Securities Issuances During Fiscal 2007/2008

    o On March 31, 2007 the Company issued two million five hundred thousand shares of restricted common stock to each of the new Directors Mr. Putnam and Mr. Laroche, for a total of five million (5,000,000) shares.

    o On March 31, 2007 the Company issued 1,250,000 shares of restricted common stock to its consultant Mr. Wayne A Doss for services.

    o On April 15, 2007, the Company was authorized to issue 10,000,000 shares of restricted common stock for the acquisition of the Lotta Minutes Calling Card rights.

    o On April 30, 2007 the Company was authorized to issue 5,000,000 shares of restricted common stock to two consultants involved in the Lotta Minutes Deal.

    o On October 1, 2007 the Company cancelled the Lotta Minutes deal for non performance of the acquisition agreement terms, ten million (10,000,000) shares were authorized to be issued in conjunction with the closing of the deal, the shares were never issued and the board of directors cancelled the authorization to issue said shares and the five million (5,000,000) shares for the consultants associated with the Lotta Minutes Deal.

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


Item 6.   Selected Financial Data
---------------------------------

Not Applicable because we are a smaller reporting company.


Item 7.   Management Discussion and Analysis
--------------------------------------------

The following Management's Discussion and Analysis ("MD&A) for the twelve month period ended December 31, 2008 compared with the twelve month period ended December 31, 2007 provides readers with an overview of the operations of Nova Natural Resources Corporation ("Nova"). The MD&A provides information that the management of Nova believes is important to access and understand the results of operations and the financial condition of the Company.

Our objective is to present readers with a view of Nova through the eyes of management.
This discussion and analysis should be read in conjunction with Nova's financial statements and accompanying notes to the financial statements for the twelve month period ended December 31, 2008.


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

The Company has not earned any revenue from limited principal operations since 2002. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 (" SFAS 7 ").


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


Forward-looking Information

This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-K which is not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control.


ITEM 7A.  QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK
----------------------------------------------------------------------

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------


                       NOVA NATURAL RESOURCES CORPORATION

                              FINANCIAL STATEMENTS

                                       AND

                                AUDITOR'S REPORT

                                DECEMBER 31, 2008






                                TABLE OF CONTENTS




TABLE OF CONTENTS                                                      10
AUDITOR'S REPORT                                                       11
BALANCE SHEETS                                                         12
STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS                       13
STATEMENTS OF STOCKHOLDERS' EQUITY                                     14
STATEMENTS OF CASH FLOW                                                15
NOTES TO THE FINANCIAL STATEMENTS                                      16
NOTES TO THE FINANCIAL STATEMENTS                                      17

AUDITOR'S REPORT


To the Shareholders of
Nova Natural Resources Corporation

I have audited the accompanying balance sheets of Nova Natural Resources Corporation as of December 31, 2008 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008. These statements are the responsibility of the corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, these financial statements referred to above present fairly in all material respects, the financial position of the corporation for the year ended December 31, 2008 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.






Chartered Accountant
Licensed Public Accountant
Thornhill, Ontario, Canada
March 30, 2009

                       NOVA NATURAL RESOURCES CORPORATION

                                 BALANCE SHEETS

                             AS AT DECEMBER 31, 2008






                                             ASSETS                                      12/31/08             12/31/07
                                                                                    --------------------  -------------------

Current
Cash on Hand                                                                        $              849    $               -
                                                                                    =========================================

                                           LIABILITIES
Current
Accounts Payable and Accruals                                                                   37,676              48,000

Current
Notes Payable - Note 5                                                                          96,992              50,500
                                                                                    -----------------------------------------
                                                                                               134,668              98,500

                                      STOCKHOLDERS' EQUITY

Common stock, $0.10 par value, 50,000,000 shares authorized 5,021,764 shares
issued and outstanding                                                                      13,400,316          13,421,316

Additional Paid in Capital                                                                  (7,718,434)         (7,718,434)

Accumulated Deficit - Note 5                                                                (5,815,701)         (5,801,382)
                                                                                    -----------------------------------------
                                                                                              (133,819)            (98,500)

                                                                                    $              849    $               -
                                                                                    =========================================


Approved By:

             Director:                                                              Director:
                                 -----------------------------                                         -----------------------------



       The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS

                      FOR THE YEAR ENDED DECEMBER 31, 2008





                                                                                   12 Months Ended
                                                               -----------------------------------------------------------
                                                                  12/31/2008          12/31/2007           12/31/2006
                                                               ------------------   -----------------   ------------------


Revenue                                                        $              -     $             -     $              -

Expenses:
Administrative                                                           14,289              88,500               12,000
                                                               -----------------------------------------------------------
                                                                         14,289              88,500               12,000


Net Income / (Loss) for the year                               $        (14,289)    $       (88,500)   $         (12,000)
                                                               ===========================================================

Basic and diluted net income (loss) per share                  $          (0.00)    $        (0.011)   $          (0.007)
                                                               ===========================================================

Weighted Average Common Shares Outstanding                            5,021,764           8,071,764            1,821,764
                                                               ===========================================================



       The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                        NOVA NATURAL RESOURCES CORPOATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                      FOR THE YEARS ENDED DECEMBER 31, 2008






                                                                                     Additional      Accumulated          Total
                                                                                      Paid-In          Surplus        Stockholders'
                                          Common Stock                                Capital         (Deficit)          Equity
------------------------------------------------------------------------------------------------------------------------------------
                                  Shares before     Shares after        Amount
                                  reverse split     reverse split
                                 -----------------  ---------------  ------------

Balances, December 31, 2007        1,115,291,264      8,071,764   $ 13,421,316      $ (7,718,434)  $  (5,801,382)  $       (98,500)
 adj                                                                                                         (30)              (30)
Consulting Fee                                       (4,000,000)       (40,000)                                            (40,000)
 Convertible note                                       950,000         19,000                                               19,000
Net Income (Loss) for the year                                                                           (14,289)           (14,289)

                                 ---------------------------------------------------------------------------------------------------
Balances, December 31, 2008        1,115,291,264      5,021,764   $ 13,400,316      $ (7,718,434)  $  (5,815,701)  $      (133,819)
                                 ===================================================================================================



                       NOVA NATURAL RESOURCES CORPORATION

                             STATEMENTS OF CASH FLOW

                      FOR THE YEAR ENDED DECEMBER 31, 2008






                                                                                      12 Months Ended
                                                                     12/31/08            12/31/07            12/31/06
Cash Provided by (Used in):

Operating Activities
   Cash from Operations                                          $        (14,289)  $        (88,500)  $        (12,000)
   Cash Provided from non cash items
       Amortization                                                             -                   -                   -
   Net Change in Accounts Payable and Accruals                            (10,354)            26,000              4,000
                                                                 ----------------------------------------------------------
                                                                          (24,643)           (62,500)            (8,000)
Investing Activities
   Reversal of Technology Agreement                                             -                   -                   -
                                                                 ----------------------------------------------------------

Financing Activities
   Issue of Shares                                                        (40,000)            62,500              8,000

     Issue of Note
Payable                                                                    65,492                   -                   -
                                                                 ----------------------------------------------------------
                                                                           25,492             62,500              8,000

Increase (Decrease) in Cash during the year                                                         -

Cash Balance - beginning of year                                                0                   -
                                                                 ----------------------------------------------------------

Cash Balance - end of year                                       $            849    $              -    $              -
                                                                 ==========================================================


       The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2008





1. Nature of Business
--------------------------------------------------------------------------------

   Management has decided that the company would be more valuable and the interest of its shareholders would be better served by the sale or reverse merger of the company and is actively looking at new business opportunities.

2. Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

a. Basis of Presentation - Development Stage Company

   The Company has not earned any revenue from limited principal operations since 2002. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7 ").

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

d. Earnings per Share

   Net loss per share is presented in accordance with the provisions of the Statement of Financial Accounting Standards (SFAS) No: 128, Earnings Per Share . SFAS No: 128 replaces the presentation of primary and diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS No: 128, basic EPS excludes dilution for potential common shares and is computed by dividing the net loss by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common stock. Basic and diluted EPS are the same in 2006, 2007and 2008 as all potential common shares were anti-dilutive.


        The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                       NOVA NATURAL RESOURCES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2008



e. Stock-based Compensation

   Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard No. 123R "Share-Based Payment" ("FAS 123R") and Staff Accounting Bulletin No. 107 ("SAB 107"), which was issued in March 2005 by the Securities and Exchange Commission regarding the SEC's interpretation of FAS 123R. FAS 123R addresses the accounting for share-based payment transactions in which a company obtains employee services in exchange for (a) equity instruments of a company or (b) liabilities that are based on the fair value of a company's equity instruments or that may be settled by the issuance of such equity instruments.


4. Notes Payable

   The notes payable are non-interest bearing, have no repayment terms and are convertible to common shares at the option of the note holder.

5. Accumulated Deficit

   Since the company's fiscal year ended December 31, 2002, the company has not generated any revenue but has continued incurring administrative expenses. The accumulated deficit since 2002 is $270,222 as at December 31, 2008 (2007
   - $255,903).


                                                                                               12 Months Ended
                                                                                          12/31/2008       12/31/2007
                                                                                       ----------------------------------

Accumulated Deficit from inactivity                                                     $      270,222    $     255,903

Accumulated Deficit from business operations                                                 5,545,479        5,545,479
                                                                                       ----------------------------------

Accumulated Deficit - end of year                                                       $    5,815,701    $   5,801,382
                                                                                       ==================================

Item 9. Changes in and Disagreements with Accountants on Accounting and ------ Financial Disclosure


None

Item 9A(T). Controls and Procedures
-----------------------------------

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our President has concluded that the Company's disclosure controls and procedures were effective.

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



                                    PART III

Item 10. Directors, Executive Officers, and Corporate Governance
----------------------------------------------------------------

The following table sets forth the names and ages of the member(s) of our Board of Directors and our executive officers and the positions held by each.

                   Name                                Age                                           Position
--------------------------------------------      ---------------      ------------------------------------------------------------
Wayne A. Doss                                          56              President, chief executive officer and director


Mr. Doss was elected as president, chief executive officer and director in October 2007.

Set forth below are descriptions of the background of the executive officer and director of the Company and principal occupations for the past five years:

Wayne A. Doss was elected as president, chief executive officer and director of Nova Natural Resources Corporation in October 2007 and has acted in a consultant capacity since 2003. Before being elected as president, chief executive officer and director of Nova Mr. Doss was a business consultant for several Public Companies. Mr. Doss was the President and CEO of Keller Industries and Keller Ladders from 1989 to 2000, until the unit was sold. Keller was a 250,000,000 building products company with over 4,000 employees.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of equity securities of Nova with the SEC. Officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

 Mr. Wayne Doss has not filed Form 4 Statement of Changes in Beneficial Ownership but his holdings are reflected in this filing.

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

Item 11. Executive Compensation
-------------------------------

The President, Chief Executive Officer and Director has not received cash compensation for our last fiscal year. There have been no annuity, pension or retirement benefits ever paid to our officers or directors. We currently do not have an employment agreement with the President, Chief Executive Officer and Sole Director.

Summary Compensation Table

The following table shows the compensation for the fiscal year ended December 31, 2008 earned by the President, Chief Executive Officer and Director:


                              Fiscal                                     Stock                          All Other
Name and Principle Position   Year                                      Awards          Option        Compensation ($)
                              Ended      Salary ($)     Bonus ($)        ($)(1)       Awards ($)\                          Total ($)
------------------------------------------------------------------------------------------------------------------------------------
Wayne A. Doss (as)             2008     $       0      $      0       $  10,000    $       0        $          0         $   10,000
President, Chief Executive
Officer
                               2007     $       0      $      0       $  12,500    $       0        $          0         $   12,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
----------------------------------------------------------------------------

The following table sets forth information regarding the ownership of our common stock as of December 31, 2008 by: (i) each Director; (ii) each of the Named Executives Officers in the Summary Compensation Table; (iii) all Executive Officers and Directors of the Company as a group and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. As of December 31, 2008, there are 5,021,764 shares of common stock outstanding.



Title Of Class                      Name and Beneficial Owner          Amount and Nature of Beneficial    Percent of Class
                                                                       Owner
-----------------------------------------------------------------------------------------------------------------------------------
Common Stock                         Wayne Doss                                    2,430,000                             48.4
Common Stock                         Shawn Leon                                     475,000                              9.5
Common Stock                         Ed Blasiak                                     475,000                              9.5
Common Stock                         Robert Salna                                   400,000                               8



Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

None

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

In January 2002, the Company's Board engaged Eddy S.L. Chin Chartered Accountant as the independent accountant of the Company.

Fees that we paid to Eddy S.L. Chin Chartered Accountant for the fiscal year ended December 31, 2008, fees paid for the fiscal year ended December 31, 2007 and December 31, 2006 are set forth below:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                             2008                2007                2006
Audit fees                                                             $         10,000    $         10,000    $         10,000
Tax fees                                                                                                  0                   0
All other fees                                                                                            0                   0
                                                                     --------------------------------------------------------------
                                                                       $         10,000    $         10,000    $         10,000
                                                                     ==============================================================

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2008, 2007 and 2006.

Tax Fees

Nil fees were paid to auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended December 31, 2008, 2007and 2006.

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal years ended December 31, 2008, 2007 and 2006.

                                     PART IV
                                     -------

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
---------------------------------------------------

Exhibit No.           Description


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


                                                NOVA NATURAL RESOURCES CORP.
                                                ---------------------------
                                                Registrant

DATE:  March 30, 2009                           By:  /S/ Wayne A. Doss
                                                -------------------------------
                                                Wayne A. Doss
                                                President, CEO and CFO