Form 10-Q
period 2009-03-31
NOVA NATURAL RESOURCES CORP
filed 2009-05-15
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

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

As of March 31, 2009, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of March 31, 2009 is 5,021,764

                       NOVA NATURAL RESOURCES CORPORATION

                               Index to Form 10-Q

PART 1. FINANCIAL INFORMATION
-----------------------------


Item 1. Financial Statements                                            Page No.
        Balance Sheets at March 31, 2009 (unaudited)                          3

        Statements of Operations and Accumulated Surplus for the
        three months ended March 31, 2009 and 2008 (unaudited)                4


        Statements of Cash Flow ended March 31, 2009 and 2008 (unaudited)     5

        Report of Independent Registered Public Accounting Firm               6

Item 2  Management discussion and Analysis of Financial Condition and
        Results of Operations                                                 7

Item 3  Quantitative and Qualitative disclosure about Market Risk            11

Item 4T Controls and Procedures                                              11



PART 2. OTHER INFORMATION
-------------------------

Item 1  Legal Proceedings                                                    13

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds          13

Item 3  Defaults upon Senior Securities                                      13

Item 4  Submission of Matters to a Vote of Security Holders                  13

Item 5  Other Information                                                    13

Item 6  Exhibits                                                             13

        Signatures                                                           13

                       NOVA NATURAL RESOURCES CORPORATION

                                  BALANCE SHEET
                              AS OF MARCH 31, 2009

                                                 Unaudited           Unaudited
                                                 03/31/09            03/31/08
                                                ------------        ------------
         ASSETS


Cash                                           $        204        $         --


           LIABILITIES

Current
Accounts Payable and Accruals                  $     33,498        $     58,000
Notes Payable                                       103,067              50,500
                                               ------------        ------------
                                                    136,565             108,500
                                               ------------        ------------


        STOCKHOLDERS' EQUITY

Common stock, $0.10 par value,
 50,000,000 shares authorized;
 5,021,764 shares issued
 and outstanding                                 13,400,316          13,421,316

Additional Paid in Capital                       (7,718,434)         (7,718,434)

Accumulated Surplus (Deficit)                    (5,818,234)         (5,811,382)
                                               ------------        ------------
                                                   (136,361)           (108,500)

                                               $       (204)       $         --
                                               ------------        ------------

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2009

                                                           Unaudited

                                                  03/31/09             03/31/08
Expenses:
Administrative                                  $      2,542       $     10,000
                                                ------------       ------------
                                                       2,542             10,000

Income/(Loss) from Other Operations --

Net Income/(Loss) for the period                $    ( 2,542)      $    (10,000)
                                                ============       ============

Basic and diluted net income (loss) per share   $     (0.001)      $    (0.0012)
                                                ============       ============

Weighted Average Common Shares Outstanding         5,021,764          5,021,764
                                                ============       ============


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                       NOVA NATURAL RESOURCES CORPORATION

                             STATEMENTS OF CASH FLOW
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2009

                                                             Unaudited


                                                       03/31/09        03/31/08
                                                       ---------       ---------
Cash Provided by (Used in):

Operating Activitie
     Cash from Operations                              $  (2,542)     $ (10,000)
     Cash Provided from note payable                       6,075             --

     Changes in operating assets and liabilities:
              Increase (Decrease)
                       Accounts Payable and Accruals      (4,178)        10,000
                                                       ---------     ----------
                                                             645             --

Investing Activities
     Issue of Common Shares                                                  --
                                                       ---------      ---------

Increase (Decrease) in Cash during the period               (645)            --

Cash Balance - beginning of period                           849             --
                                                       ---------      ---------

Cash Balance - end of period                           $     204      $      --
                                                       ---------      ---------


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                       NOVA NATURAL RESOURCES CORPORATION

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nova Natural Resources Corporation

I have reviewed the accompanying Balance Sheet of Nova Natural Resources Corporation as of March 31, 2009 and 2008 and the Statements of Net Income and Cash Flows for the three month period. These interim financial statements are the responsibility of the Company's management.

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

May 13, 2009

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

Market for Common Equity and Related Shareholder matters
--------------------------------------------------------

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at March 31, 2009 with no trading activity. The number of record holders of the Company's Common Stock as of March 31, 2009 was approximately 100.

As of March 31, 2009 1,553 option shares were outstanding under the Company's employee stock option plan.

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

Liquidity and Capital Resources
-------------------------------

The Company had $204.00 cash at quarter end March 31, 2009. The company had an accumulated deficit of $5,818,243 compared to an accumulated deficit at March 31, 2007 of $5,811,382

Forward-looking Information
---------------------------

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

Item 3 Quantitative and Qualitative Disclosure About Market Risk
----------------------------------------------------------------

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

  Exhibit
  No.                            Description
  ----------- ---------------------------------------------
  31.1 Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of
              2002.

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

                          NOVA NATURAL RESOURCES CORP.
                                  (Registrant)

      DATE: May 15, 2008                 By: /s/ Wayne Doss
                                              ------------------

                                              Wayne Doss
                                              President & CEO and CFO