Form 10-Q
period 2009-06-30
NOVA NATURAL RESOURCES CORP
filed 2009-08-14
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

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

As of June 30, 2009, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of June 30, 2009 is 5,021,764

                       NOVA NATURAL RESOURCES CORPORATION

                               Index to Form 10-Q

PART 1. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements                                            Page No.
        Balance Sheets at June 30, 2009 (unaudited)                           3

        Statements of Operations and Accumulated Surplus for the
        three months ended June 30, 2009 and 2008 (unaudited)                 4

        Statements of Cash Flow ended June 30, 2009 and 2008 (unaudited)      5

        Report of Independent Registered Public Accounting Firm               6

Item 2  Management discussion and Analysis of Financial Condition and
        Results of Operations                                                 7

Item 3  Quantitative and Qualitative disclosure about Market Risk            11

Item 4T Controls and Procedures                                              11



PART 2. OTHER INFORMATION
-------------------------

Item 1  Legal Proceedings                                                    13

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds          13

Item 3  Defaults upon Senior Securities                                      13

Item 4  Submission of Matters to a Vote of Security Holders                  13

Item 5  Other Information                                                    13

Item 6  Exhibits                                                             13

        Signatures                                                           13

                       NOVA NATURAL RESOURCES CORPORATION
                                  BALANCE SHEET
                               As of June 30 2009




                                    Unaudited

                                     ASSETS

Cash                                                                      5,044



                                   LIABILITIES

Current
Accounts Payable and Accruals                                            33,498
Notes Payable                                                           114,489
                                                                    -----------
                                                                        147,987
                                                                    ===========


                              STOCKHOLDERS' EQUITY

Common stock, $0.10 par value, 50,000,000 shares authorized;

 5,021,764 shares issued and outstanding                             13,400,316

 Additional Paid in Capital                                          (7,718,434)

 Accumulated Surplus (Deficit)                                       (5,824,826)
                                                                    -----------
                                                                       (142,944)

                                                                    $     5,044
                                                                    ===========


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                       FOR THE PERIOD ENDED JUNE 30, 2009

                                                             Unaudited                           Unaudited

                                                           Quarter-to-date                       Year-to-date
                                                      06/30/09         06/30/08            06/30/09          06/30/08
                                                      --------         --------            --------          --------
Administrative                                  $         6,582    $       (25,988)   $         9,124    $       (15,988)
                                                ------------------------------------------------------------------------
                                                          6,582            (25,988)             9,124            (15,988)

Income/(Loss) from Other Operations                          --                 --                 --                 --
Net Income/(Loss) for the period                $        (6,852)   $        25,988    $        (9,124)   $        15,988
                                                ========================================================================

Basic and diluted net income (loss) per share   $        0.0013    $        0.0064    $        0.0018    $        0.0039
                                                ========================================================================

Weighted Average Common Shares Outstanding            5,021,764          4,071,764          5,021,764          4,071,764
                                                ========================================================================


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                       NOVA NATURAL RESOURCES CORPORATION

                             STATEMENTS OF CASH FLOW
                       FOR THE PERIOD ENDED JUNE 30, 2009

                                                         Unaudited    Unaudited
                                                          06/30/09     06/30/08
                                                          --------     --------
Cash Provided by (Used in):

Operating Activities
    Cash from Operations                                  $ (6,582)    $ 15,988
    Cash Provided from note payable                         11,422       30,512
    Changes in operating assets and liabilities:
    Decrease (Increase) in:
         Accounts Payable and Accruals                          --       15,000
                                                          ---------------------
                                                             5,044       61,500

Investing Activities
    Issue of Common Shares                                      --      (40,000)
                                                          ---------------------
                                                                --      (40,000)

Increase (Decrease) in Cash during the period                4,840       21,500


Cash Balance - beginning of period                             204           --
                                                          ---------------------

Cash Balance - end of period                              $  5,044     $ 21,500
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

                       NOVA NATURAL RESOURCES CORPORATION

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nova Natural Resources Corporation

I have reviewed the accompanying Balance Sheet of Nova Natural Resources Corporation as of June 30, 2009 and 2008 and the Statements of Net Income and Cash Flows for the three month period. These interim financial statements are the responsibility of the Company's management.

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

Aug 14, 2009

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

On June 16, 2009, the Company announced a definitive agreement to accept a Private Placement Investment by HS Financial Management Group in an all-for-current asset transaction valued at approximately C$1Million. This transaction will make HS Financial Management Group the largest shareholder of Nova Natural Resources and will place HS Financial Management as the controlling group of the company.

On July 30, 2009 the Company cancelled the agreement under a provision that said Private Placement was subject to acquiring the control block of common stock from the current majority shareholders that was agreed to take place within 30 days for the agreement. HC Financial Management was unable to complete this part of the agreement so the agreement was terminated and the parties notified.

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

Market for Common Equity and Related Shareholder matters
--------------------------------------------------------

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at June 30, 2009 with no trading activity. The number of record holders of the Company's Common Stock as of June 30, 2009 was approximately 100.

As of June 30, 2009 1,553 option shares were outstanding under the Company's employee stock option plan.

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

Liquidity and Capital Resources
-------------------------------

The Company had $5,044 cash at quarter end June 30, 2009. The company had an accumulated deficit of $5,824,826 compared to an accumulated deficit at June 30, 2008 of $5,825,394

Forward-looking Information
---------------------------

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management made an internal assessment of the effectiveness of our internal control over financial reporting as of 6/30/2009. In making this assessment, it used the experience of the President and CEO. Based on this evaluation, our management concluded that the internal control is ineffective since there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by the President and CEO with no oversight by another internal professional with accounting expertise. Our President does possess accounting expertise but our company does not have an audit committee. This weakness is due to the company's lack of working capital to hire additional staff. To remedy this material weakness, we intend to raise additional capital to engage another internal accountant to assist with financial reporting as soon as our finances will allow. In the interim we plan to develop additional review by our outside Director.

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


                                        NOVA NATURAL RESOURCES CORP.
                                               (Registrant)

    DATE: Aug 14, 2009                  By: /s/ Wayne Doss
                                            --------------
                                            Wayne Doss
                                            President & CEO and CFO