Form 10-Q
period 2009-09-30
NOVA NATURAL RESOURCES CORP
filed 2009-11-13
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

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

As of September 30, 2009, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of September 30, 2009 is 5,021,764

                       NOVA NATURAL RESOURCES CORPORATION

                               Index to Form 10-Q

PART 1. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements                                            Page No.
        Balance Sheets at September 30, 2009 (unaudited)                      3

        Statements of Operations and Accumulated Surplus for the
        three months ended September 30, 2009 and 2008 (unaudited)            4

        Statements of Cash Flow ended September 30, 2009 and 2008
        (unaudited)                                                           5

        Report of Independent Registered Public Accounting Firm               6

Item 2  Management discussion and Analysis of Financial Condition and
        Results of Operations                                                 7

Item 3  Quantitative and Qualitative disclosure about Market Risk            11

Item 4T Controls and Procedures                                              11



PART 2. OTHER INFORMATION
-------------------------

Item 1  Legal Proceedings                                                    13

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds          13

Item 3  Defaults upon Senior Securities                                      13

Item 4  Submission of Matters to a Vote of Security Holders                  13

Item 5  Other Information                                                    13

Item 6  Exhibits                                                             13

        Signatures                                                           13

                       NOVA NATURAL RESOURCES CORPORATION
                                  BALANCE SHEET
                             as of September 30 2009

                                    Unaudited



                                      ASSETS           09/30/09      09/30/08
                                                       --------      --------

     Cash                                                 2,809         8,938

                      LIABILITIES

     Current
     Accounts Payable and Accruals                       28,789        63,000
     Notes Payable                                      130,742        72,002
                                                       --------      --------
                                                        159,531       135,002
                                                       ========      ========


                              STOCKHOLDERS' EQUITY

     Common stock, $0.10 par value

     50,000,000 shares authorized;

     5,021,764 shares issued and outstanding         13,400,316    13,400,316

     Additional Paid in Capital                      (7,718,434)   (7,697,434)

     Accumulated Surplus (Deficit)                   (5,838,604)   (5,846,822)
                                                    -----------   -----------
                                                       (156,722)     (143,940)

                                                    $     2,809   $    (8,938)
                                                    ===========   ===========


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                       NOVA NATURAL RESOURCES CORPORATION

                STATEMENTS OF OPERATIONS AND ACCUMULATED SURPLUS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2009


                                                        Unaudited                    Unaudited

                                                     Quarter-to-date                Year-to-date
                                                 09/30/09       09/30/08       09/30/09       09/30/08
                                                -----------    -----------    -----------    -----------
Administrative                                  $    13,779    $    22,522    $    22,903    $     6,564
                                                --------------------------------------------------------
                                                     13,779         22,522         22,903          6,564

Income/(Loss) from Other Operations                      --             --             --             --
Net Income/(Loss) for the period                $   (13,779)   $   (22,522)   $   (22,903)   $    (6,564)
                                                ========================================================

Basic and diluted net income (loss) per share   $   (0.0027)   $   (0.0045)   $   (0.0046)   $   (0.0013)
                                                ========================================================

Weighted Average Common Shares Outstanding        5,021,764      5,021,764      5,021,764      5,021,764
                                                ========================================================


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                       NOVA NATURAL RESOURCES CORPORATION

                             STATEMENTS OF CASH FLOW
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2009

                                                      Unaudited    Unaudited
                                                       09/30/09     09/30/08
                                                       --------     --------
   Cash Provided by (Used in):

   Operating Activities
       Cash from Operations                            $(13,779)    $(22,552)
       Cash Provided from note payable                   16,253        9,990
       Changes in operating assets and liabilities:
       Decrease (Increase) in:
            Accounts Payable and Accruals                (4,709)     (19,000)
                                                       ---------------------
                                                         (2,235)     (31,562)

   Investing Activities
       Issue of Common Shares                                --       19,000
                                                       ---------------------
                                                                     (40,000)

   Increase (Decrease) in Cash during the period         (2,235)     (12,562)


   Cash Balance - beginning of period                     5,044       21,500
                                                       ---------------------

   Cash Balance - end of period                        $  2,809     $  8,938
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

                       NOVA NATURAL RESOURCES CORPORATION

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nova Natural Resources Corporation

I have reviewed the accompanying Balance Sheet of Nova Natural Resources Corporation as of September 30, 2009 and 2008 and the Statements of Net Income and Cash Flows for the three month period. These interim financial statements are the responsibility of the Company's management.

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

Nov 13, 2009

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

On September 30, 2003 pursuant to majority shareholder consent and affirmed by 199,873,886 votes constituting 71.5% of the 279,551,551 shares issued and outstanding as of June 28th 2003, the majority shareholders voted and approved the appointment of Mr. Chris Tse as the Company President and Chief Executive officer and the appointment to the Board of Directors. Mr. Edward Chan was terminated as the President and Chief Executive Officer and removed from the board of directors. This action was in response to the failure of Mr. Chan to place into writing his verbal resignation as the President and from the Board of Directors. This information was communicated in an 8K filing and press release by the current management.

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

Market for Common Equity and Related Shareholder matters
--------------------------------------------------------

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at September 30, 2009 with no trading activity. The number of record holders of the Company's Common Stock as of September 30, 2009 was approximately 100.

As of September 30, 2009 1,553 option shares were outstanding under the Company's employee stock option plan.

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

Liquidity and Capital Resources
-------------------------------

The Company had $2,809 cash at quarter end September 30, 2009. The company had an accumulated deficit of $5,838,604 compared to an accumulated deficit at September 30, 2008 of $5,846,822

Forward-looking Information
---------------------------

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

                          NOVA NATURAL RESOURCES CORP.
                                  (Registrant)

              DATE: Nov 13, 2009                  By: /s/ Wayne Doss
                                                      --------------
                                                      Wayne Doss
                                                      President & CEO and CFO