Form 10-K
period 2009-12-31
NOVA NATURAL RESOURCES CORP
filed 2010-03-30
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the Fiscal year ended December 31, 2009

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

                                2000 NE 22nd ST
                     Wilton Manors, Fl 33305 (828) 489-9408
       (Address of principal executive offices) (issuer's phone number)

           Securities registered under Section 12(b) of the Act: NONE

                      Securities registered under Section

                               12(g) of the Act:

                          Common Stock, $.01 Par Value

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

As of December 31, 2009, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.01 par value as of December 31, 2009, 5,021,764

Transitional Small Business Disclosure Format YES ___ NO X

                       NOVA NATURAL RESOURCES CORPORATION

                               TABLE OF CONTENTS

                                                                                                             Page
                                                                                                         --------

                                                          PART I
Item 1.       Business                                                                                          3

Item 1A.      Risk Factors                                                                                      7

Item 2.       Description of Property                                                                           7

Item 3.       Legal Proceedings                                                                                 7

Item 4.       Submission of Matter to a Vote of Security Holders                                                7

                                                          PART II

Item 5.       Market for Common Equity and Related Stockholder Matters                                          7

Item 6.       Selected Financial Data                                                                           8

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations             8

Item 7A.      Quantitative and Qualitative Disclosure about Market Risk                                         9

Item 8.       Financial Statements and Supplementary Data                                                      10

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             18

Item 9A(T).   Controls and Procedures                                                                          18

                                                         PART III

Item 10.      Directors, Executive Officers and Corporate Governance                                           19

Item 11.      Executive Compensation                                                                           21

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related shareholder Matters   21

Item 13.      Certain Relationships and Related Transactions                                                   21

Item 14.      Principal Accounting Fees and Services                                                           22

                                                          PART IV

Item 15.      Exhibits, Financial Statement Schedules                                                          22

              Signatures                                                                                       23

                                                             2

                                     PART 1
Item 1. Description of Business
-------------------------------

On March 29, 2010 the company entered into an agreement with Greenestone Clinic Inc., a Private Canadian Corporation, to provide Consulting Services to Nova Natural Resources Corporation for the development and operation of certain Medical Clinics in the province of Ontario, Canada. The term of the agreement is for one year whereby Greenestone will provide both the medical and business expertise in the initial startup of private clinics. Greenestone will provide the technical assistance to insure the clinics are in compliance with governmental policy and procedure requirements and the necessary detailed operational requirements to operate the clinics. Greenestone currently has an operational facility with some services Nova plans to offer in its first Ontario facility which may be viewed at www.greenestone.net.

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

Historically, the Company's electronics manufacturing operations utilized Torita's credit facilities as its major source of working capital. When the Company became independent of Torita, it no longer had access to that capital, but the relationship was retained with Torita's lenders, including the maintenance of a $7 million line of credit with a local bankWhen Torita subsequently went into receivership, even though the Company was no longer affiliated with Torita, this line of credit was withdrawn. In addition, Torita's bankruptcy filing caused many of the Company's existing suppliers to cut off their credit terms with the Company, due to the past close association of the two companies. These events made it much more difficult for the Company to obtain credit in China.

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

On March 29, 2010 the company entered into an agreement with Greenestone Clinic Inc., a Private Canadian Corporation, to provide Consulting Services to Nova Natural Resources Corporation for the development and operation of certain Medical Clinics in the province of Ontario, Canada. The term of the agreement is for one year whereby Greenestone will provide both the medical and business expertise in the initial startup of private clinics. Greenestone will provide the technical assistance to insure the clinics are in compliance with governmental policy and procedure requirements and the necessary detailed operational requirements to operate the clinics. Greenestone currently has an operational facility with some services Nova plans to offer in its first Ontario facility which may be viewed at www.greenestone.net

Change in Control

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

Employees

At December 31, 2009, Nova had only one employee, its President & CEO, Mr. Wayne
A. Doss.

Environmental Regulations

The Company is not currently subject to any pending administrative or judicial enforcement proceedings arising under environmental laws or regulations. Environmental laws and regulations may be adopted in the future which may have an impact upon the Company's operations.

Other Information
-----------------

Material Events that occurred during 2007/2008/2009

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

Item 2. Description of Properties
---------------------------------

The executive offices of the Company are located in a residence at 2000 NE 22 ND Street, Wilton Manors, Florida, 33305. The space is approximately 250 sq ft. The Company is currently in the process of relocating its executive offices to Canada.

Item 3. Legal Proceedings
-------------------------

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

                                    Part II
                                    -------

Item 5. Market for Common Equity and Related Shareholder matters
----------------------------------------------------------------

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at December 31, 2009 with no trading activity. The company must seek sponsorship by a market maker to file the 15C211 to return to the OTCBB active trading and plans to do so in 2010. The number of record holders of the Company's Common Stock as of December 31, 2009 was approximately 115 in certificate holders.

As of December 31, 2009 1,553 option shares were outstanding under the Company's employee stock option plan.

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

Shareholders

The number of record holders of the Company's Common Stock as of December 31, 2009 was approximately 115.

Dividends

To date, we have not paid any cash dividends on our common stock, nor do we anticipate that we will pay dividends in the foreseeable future. Payment of dividends in the future will depend upon the Company's earnings and its cash requirements at that time.

Securities Authorized for Issuance Under Equity Compensation Plans

As of fiscal 2009, no securities were authorized for issuance under compensation plans previously approved by security holders. As of fiscal 2009, no securities were authorized for issuance under compensation plans not previously approved by security holders.

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

Item 6. Selected Financial Data
-------------------------------

Not Applicable because we are a smaller reporting company.

Item 7. Management Discussion and Analysis
------------------------------------------

The following Management's Discussion and Analysis ("MD&A) for the twelve month period ended December 31, 2009 compared with the twelve month period ended December 31, 2008 provides readers with an overview of the operations of Nova Natural Resources Corporation ("Nova"). The MD&A provides information that the management of Nova believes is important to access and understand the results of operations and the financial condition of the Company.

Our objective is to present readers with a view of Nova through the eyes of management.

This discussion and analysis should be read in conjunction with Nova's financial statements and accompanying notes to the financial statements for the twelve month period ended December 31, 2009.

About Nova Natural Resources Corporation

Nova has been a business in transition since the divesture of the electronic business. Management has reviewed many business opportunities but has passed on those that did not insure the company with free and clear assets and exclusive protection of the opportunity. On March 29, 2010 the company entered into an agreement with Greenestone Clinic Inc., a Private Canadian Corporation, to provide Consulting Services to Nova Natural Resources Corporation for the development and operation of certain Medical Clinics in the province of Ontario, Canada. The term of the agreement is for one year whereby Greenestone will provide both the medical and business expertise in the initial startup of private clinics. Greenestone will provide the technical assistance to insure the clinics are in compliance with governmental policy and procedure requirements and the necessary detailed operational requirements to operate the clinics. Greenestone currently has an operational facility with some services Nova plans to offer in its first Ontario facility which may be viewed at www.greenestone.net

The Company has not earned any revenue from limited principal operations since 2002. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 (" SFAS 7 ").

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

ITEM 7A. QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK
---------------------------------------------------------------------

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------


                       NOVA NATURAL RESOURCES CORPORATION



                              Financial Statements
                           December 31, 2009 and 2008

                       NOVA NATURAL RESOURCES CORPORATION

                              Financial Statements

                           December 31, 2009 and 2008


                               TABLE OF CONTENTS



                                                                      Page(s)
                                                                      -------
Report of Independent Registered Accounting Firm                        F-1

Balance Sheets as of  December 31, 2009 and 2008                        F-2

Statements of Operations for years ended
 December 31, 2009, 2008 and 2007                                       F-3

Changes in Stockholders' Deficit for the years ended
 December 31, 2009 and 2008                                             F-4

Statements of Cash Flows for the years ended
 December 31, 2009, 2008 and 2007                                       F-5

Notes to the Financial Statements                                    F-6 - F-11

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Nova Natural Resources Corporation

We have audited the accompanying balance sheets of Nova Natural Resources Corporation (the Company) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended, and the year ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Natural Resources Corporation as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended, and the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in financial statement Note 2, the Company has incurred losses since inception, and has not engaged in any operations. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EddyChin, Chartered Accountant
Eddy Chin, Chartered Accountant
Thornhill, Ontario
March 29, 2010


NOVA NATURAL RESOURCES CORPORATION
Balance Sheets

                                                                                 December 31,
                                                                             2009              2008
                                                                        ---------------  ----------------
ASSETS
Current assets
  Cash                                                                    $       5,550    $          849
                                                                        ---------------  ----------------
Total current assets                                                              5,550               849
                                                                        ---------------  ----------------

Total assets                                                              $       5,550    $          849
                                                                        ===============  ================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                                $      10,401    $       37,676
  Related party notes                                                           168,687            96,992
                                                                        ---------------  ----------------
Total current liabilities                                                       179,088           134,668
                                                                        ---------------  ----------------

Stockholders' deficit
  Common stock; $.01 par value, 50,000,000 shares authorized; 5,021,764
   shares issued and outstanding                                                 50,218            50,218
  Additional paid-in capital                                                  5,631,664         5,631,664
  Accumulated deficit                                                       (5,855,420)       (5,815,701)
                                                                        ---------------  ----------------
Total stockholders' deficit                                                   (173,538)         (133,819)
                                                                        ---------------  ----------------

Total liabilities and stockholders' deficit                               $       5,550    $          849
                                                                        ===============  ================

                             See accompanying notes to financial statements


                                   NOVA NATURAL RESOURCES CORPORATION

                                        Statement of Operations

                                                                Year Ended December 31,

                                                     2009              2008                2007
                                               ----------------  ----------------  ---------------------
Revenues                                         $            -    $            -    $                 -
                                               ----------------  ----------------  ---------------------

Operating expenses
   General and administrative                            39,719            14,289                 88,500
                                               ----------------  ----------------  ---------------------
Total operating expenses                                 39,719            14,289                 88,500
                                               ----------------  ----------------  ---------------------

Net loss                                         $     (39,719)    $     (14,289)    $          (88,500)
                                               ================  ================  =====================

Net loss per common share                        $       (0.01)    $       (0.00)    $            (0.01)
                                               ================  ================  =====================

Weighted average shares outstanding                   5,021,764         5,021,764              8,071,764
                                               ================  ================  =====================

                             See accompanying notes to financial statements


                                               NOVA NATURAL RESOURCES CORPORATION

                                         Statement of Changes in Stockholders' Deficit


                                                    Common Stock

                                                                               Additional      Accumulated
                                              Shares            Amount       Paid-in Capital     Deficit            Total
                                          ---------------  ----------------  ---------------  ---------------  -----------------
Balance, December 31, 2007                      8,071,764    $       80,718    $   5,622,164    $ (5,801,382)    $      (98,500)
  Adjustment                                            -                 -                -             (30)               (30)
  Common stock rescinded                      (4,000,000)          (40,000)                -                -           (40,000)
  Common stock issued for convertible note        950,000             9,500            9,500                -             19,000
  Net loss, year ended December 31, 2009                -                 -                -         (14,289)           (14,289)
                                          ---------------  ----------------  ---------------  ---------------  -----------------
Balance, December 31, 2009                      5,021,764            50,218        5,631,664      (5,815,701)          (133,819)

  Net loss, year ended December 31, 2009                -                 -                -         (39,719)           (39,719)
                                          ---------------  ----------------  ---------------  ---------------  -----------------
Balance, December 31, 2009                      5,021,764    $       50,218    $   5,631,664    $ (5,855,420)    $     (173,538)
                                          ===============  ================  ===============  ===============  =================

                                         See accompanying notes to financial statements

                                 NOVA NATURAL RESOURCES CORPORATION
                                      Statements of Cash Flows

                                                       Year Ended December 31,
                                                            2009           2008            2007
                                                       --------------  -------------  --------------
Operating activities
    Net loss                                             $   (39,719)    $  (14,289)    $   (88,500)
  Adjustment to reconcile net loss to net cash used in
   operating activities:
    Accounts payable and accrued liabilities                 (27,275)       (10,354)          26,000
                                                       --------------  -------------  --------------
Net cash used in operating activities                        (66,994)       (24,643)        (62,500)
                                                       --------------  -------------  --------------

Investing activities                                                                               -
                                                       --------------  -------------  --------------

Financing activities
    Common stock issued for cash                                    -              -          62,500
    Common stock rescinded                                          -       (40,000)               -
    Common stock issued for convertible note                        -         19,000               -
    Proceeds from related party notes                          90,695         65,492               -
    Repayments of related party notes                        (19,000)       (19,000)               -
                                                       --------------  -------------  --------------
Net cash used in financing activities                          71,695         25,492          62,500
                                                       --------------  -------------  --------------

Net change in cash during the year                              4,701            849               -
Beginning cash balance                                            849              -
                                                       --------------  -------------  --------------
Ending cash balance                                             5,550            849               -
                                                       ==============  =============  ==============

Supplemental cash flow information
    Cash paid for interest                               $          -    $         -    $          -
                                                       ==============  =============  ==============
    Cash paid for income taxes                           $          -    $         -    $          -
                                                       ==============  =============  ==============

                           See accompanying notes to financial statements

                       NOVA NATURAL RESOURCES CORPORATION
                         Notes to Financial Statements
                           December 31, 2009 and 2008

Note 1 - Nature of Business

Nova Natural Resources Corporation (the Company) is a Colorado Corporation formed for the purpose of mineral exploration. Management has decided that the company would be more valuable and the interest of its shareholders would be better served by the sale or reverse merger of the company and is actively looking at new business opportunities.

Note 2 - Significant Accounting Policies

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash
----

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2009, 2008 or 2007.

Income taxes
------------

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes," and clarified by FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Share Based Expenses
--------------------

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

                       NOVA NATURAL RESOURCES CORPORATION
                         Notes to Financial Statements
                           December 31, 2009 and 2008

Note 2 - Significant Accounting Policies (continued)

Share Based Expenses (continued)
--------------------------------

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Going Concern
-------------

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and
(2) as a last resort, seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recently Implemented Standards
------------------------------

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative".

                       NOVA NATURAL RESOURCES CORPORATION
                         Notes to Financial Statements
                           December 31, 2009 and 2008

Note 2 - Significant Accounting Policies (continued)

Recently Implemented Standards (continued)
------------------------------------------

ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, "Measuring Liabilities at Fair Value," ("ASU 2009-05"). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company's adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

                       NOVA NATURAL RESOURCES CORPORATION
                         Notes to Financial Statements
                           December 31, 2009 and 2008

Note 2 - Significant Accounting Policies (continued)

Recently Implemented Standards (continued)
------------------------------------------

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

Note 3 - Stockholders' Equity

Common stock
------------

The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.01.

During the year ended December 31, 2009, the Company rescinded 4,000,000 shares of common stock issued to a consultant and also issued 950,000 shares of common stock valued at $19,000 for the conversion of an outstanding note payable. The Company did not issue any stock during the year ended December 31, 2009.

There were 5,021,764 common shares outstanding as of December 31, 2009 and 2008.

The Company is not authorized to issue preferred stock.

                       NOVA NATURAL RESOURCES CORPORATION
                         Notes to Financial Statements
                           December 31, 2009 and 2008

Note 3 - Stockholders' Equity (continued)

Net loss per common share
-------------------------

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2009 or 2008.

Note 4 - Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 "Accounting for Income Tax" and FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109", when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

          Income tax provision at the federal statutory rate     35%
          Effect on operating losses                            -35%
                                                             ----------
                                                                 -
Net deferred tax assets consist of the following:

                                      2009           2008              2007
                                --------------  -------------  ---------------
Net operating loss carry forward  $ 5,855,420    $ 5,815,701    $   5,801,382
Valuation allowance                (5,855,420)    (5,815,701)      (5,801,382)
                                --------------  -------------  ---------------
Net deferred tax asset            $         -    $         -    $           -
                                ==============  =============  ===============

                       NOVA NATURAL RESOURCES CORPORATION
                         Notes to Financial Statements
                           December 31, 2009 and 2008


Note 4 - Income Taxes (continued)

A reconciliation of income taxes computed at the statutory rate is as follows:

                                2009             2008              2007
                          ----------------  ---------------  -----------------
Tax at statutory rate     $       39,719    $      14,289    $        88,500
Valuation allowance              (39,719)         (14,289)           (88,500)
                          ----------------  ---------------  -----------------
Net deferred tax asset    $            -    $           -    $             -
                          ================  ===============  =================

The Company did not pay any income taxes during the years ended December 31, 2009, 2008 or 2007

The net federal operating loss carry forward will expire in 2023 and 2024. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 5 - Related Party Transactions

The Company has received loans multiple shareholders totaling from inception to December 31, 2009 for the purposes of funding operations. The loans are non-interest bearing and due on demand and as such are included in current liabilities as of the balance sheet dates. Additionally, the loans are convertible to common stock at the option of the note holder. Imputed interest has been considered but was determined to be immaterial to the financial statements as a whole.

The Company received proceeds from such loans of $90,695 and $65,492 during the years ended December 31, 2009 and 2008. Additionally, $19,000 of the loans were repaid with cash during 2009 and $19,000 was converted to 950,000 shares of common stock during the year ended December 31, 2009.

Note 6 - Subsequent Events

The Company has evaluated subsequent events through March 25, 2010 and determined there are no events to disclose.

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

       Name             Age                Position
-------------------   -------   --------------------------------
Wayne A. Doss           56      President, chief executive officer and director
DR Luke Fazio           34        Director

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

On March 29, 2010, Mr. Wayne A. Doss, Director of the company placed the name of Dr. Luke Fazio MD CM FRCSC, forward for nomination to the Board of Directors of the company. The Board of Directors unanimously resolved that Dr. Luke Fazio MD CM FRCSC be elected to the Board of Directors of Nova Natural Resources Corporation and serve for one year unless reelected for a longer term.Dr. Luke Fazio, 34, completed his medical school training at McGill University in Montreal in 1999. He performed his training in Urology at the University of Western Ontario and became a fellow of the Royal College of Surgeons of Canada in 2004. Dr. Fazio went on to a fellowship in endourology and minimally-invasive surgery at St. Michael's Hospital in Toronto in association with the University of Toronto. Dr. Fazio has been on staff as an attending urologist at Kingston General Hospital in association with Queen's University. Dr. Fazio is currently on staff at Humber River Hospital in Toronto practicing general urology with a special interest in the management of urinary stones and minimally-invasive surgery. Dr. Fazio also serves as a member of the medical team at Greenestone Clinic in Muskoka, Ontario, Canada

Code of Ethics

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

On March 29, 2010, Mr. Wayne A. Doss, Director of the company placed the name of Dr. Luke Fazio MD CM FRCSC, forward for nomination to the Board of Directors of the company. The Board of Directors unanimously resolved that Dr. Luke Fazio MD CM FRCSC be elected to the Board of Directors of Nova Natural Resources Corporation and serve for one year unless reelected for a longer term.Dr. Luke Fazio, 34, completed his medical school training at McGill University in Montreal in 1999. He performed his training in Urology at the University of Western Ontario and became a fellow of the Royal College of Surgeons of Canada in 2004. Dr. Fazio went on to a fellowship in endourology and minimally-invasive surgery at St. Michael's Hospital in Toronto in association with the University of Toronto. Dr. Fazio has been on staff as an attending urologist at Kingston General Hospital in association with Queen's University. Dr. Fazio is currently on staff at Humber River Hospital in Toronto practicing general urology with a special interest in the management of urinary stones and minimally-invasive surgery. Dr. Fazio also serves as a member of the medical team at Greenestone Clinic in Muskoka, Ontario, Canada.

On March 29, 2010, Mr. Nick Laroche, Director of Nova Natural Resources Corporation resigned and the Board of Directors accepted the resignation. Mr. Laroche decided to focus on his business interest and relocated to The Peoples Republic of China to join his new wife.

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

Item 11. Executive Compensation
-------------------------------

The President, Chief Executive Officer and Director has received cash compensation for our last fiscal year. There have been no annuity, pension or retirement benefits ever paid to our officers or directors. We currently do not have an employment agreement with the President, Chief Executive Officer and Sole Director.

Summary Compensation Table

The following table shows the compensation for the fiscal year ended December 31, 2009 earned by the President, Chief Executive Officer and Director:

                              Fiscal                                    Stock
                              Year                                      Awards   Option            All Other
 Name and Principle Position  Ended     Salary ($)      Bonus ($)       ($)(1)  Awards ($)\     Compensation ($)       Total ($)
---------------------------------------------------------------------------------------------------------------------------------
Wayne A. Doss (as)             2009     $       0      $      0       $  10,000  $       0        $          0         $   10,000
President, Chief Executive
Officer
                               2008     $       0      $      0       $  10,000  $       0        $          0         $   10,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters.
----------------------------

The following table sets forth information regarding the ownership of our common stock as of December 31, 2009 by: (i) each Director; (ii) each of the Named Executives Officers in the Summary Compensation Table; (iii) all Executive Officers and Directors of the Company as a group and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. As of December 31, 2009, there are 5,021,764 shares of common stock outstanding.

Title Of Class    Name and Beneficial Owner   Amount and Nature of Beneficial   Percent of Class
                                              Owner
------------------------------------------------------------------------------------------------------
Common Stock      Wayne Doss                         2,430,000                        48.4
Common Stock      Ed Blasiak                           475,000                         9.5
Common Stock      Robert Salna                         400,000                          8

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

None

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

In January 2002, the Company's Board engaged Eddy S.L. Chin Chartered Accountant as the independent accountant of the Company.

Fees that we paid to Eddy S.L. Chin Chartered Accountant for the fiscal year ended December 31, 2009, fees paid for the fiscal year ended December 31, 2008 and December 31, 2007 are set forth below:

--------------------------------------------------------------------------------
                                     2009                2008            2007
Audit fees                        $  10,000           $  10,000      $  10,000
Tax fees                                                      0
All other fees                                                0
                             ---------------------------------------------------
                                  $  10,000           $  10,000      $  10,000
                             ===================================================

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2009, 2008 and 2007.

Tax Fees

Nil fees were paid to auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended December 31, 2009, 2008and 2007.

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal years ended December 31, 2009, 2008 and 2007.

                                    PART IV
                                    -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
-------------------------------------------------

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

                          NOVA NATURAL RESOURCES CORP.
                          ----------------------------
                                   Registrant

    DATE:  March 30, 2010                      By:  /S/ Wayne A. Doss
                                               -------------------------------
                                               Wayne A. Doss
                                               President, CEO and CFO