Form 10-Q
period 2010-03-31
NOVA NATURAL RESOURCES CORP
filed 2010-05-14
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission File number 0-15078

NOVA NATURAL RESOURCES CORPORATION
(Name of Small Business Issuer in its charter)

Colorado	84-1227328
(State or other jurisdiction Of incorporation)	(I.R.S. Employer Identification No.)

2000 NE 22nd ST Wilton Manors, Fl 33305	(828)489-9409
(Address of principal executive offices)	(issuer's phone number)

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

As of March 31, 2010, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of March 31, 2010 is 5,021,764

NOVA NATURAL RESOURCES CORPORATION

NOVA NATURAL RESOURCES CORPORATION

Financial Statements
March 31, 2010 and 2009

NOVA NATURAL RESOURCES CORPORATION

Financial Statements
March 31, 2010 and 2009

TABLE OF CONTENTS

Page(s)
Balance Sheets as of March 31, 2010 and December 31, 2009	1

Statements of Operations for the three months ended March 31, 2010 and 2009	2

Statements of Cash Flows for the three months ended March 31, 2010 and 2009	3

Notes to the Financial Statements	4-7

NOVA NATURAL RESOURCES CORPORATION
Balance Sheets
	March 31, 2010	December 31, 2009

	(Unaudited)
ASSETS
Current assets
Cash	$6,957	$5,550
Total current assets	6,957	5,550

Total assets	$6,957	$5,550

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$9,673	$10,401
Related party notes	176,677	168,687
Total current liabilities	186,350	179,088

Stockholders' deficit
Common stock; $.01 par value, 50,000,000 shares authorized; 5,021,764 shares issued and outstanding	50,218	50,218
Additional paid-in capital	5,631,664	5,631,664
Accumulated deficit	(5,861,275)	(5,855,420)
Total stockholders' deficit	(179,393)	(173,538)

Total liabilities and stockholders' deficit	$6,957	$5,550

See accompanying notes to financial statements

NOVA NATURAL RESOURCES CORPORATION
Statements of Operations (Unaudited)
	Three months ended March 31,
	2010	2009
Revenues	$-	$-

Operating expenses
Travel	4,528	-
Professional fees	541	-
General and administrative	786	2,542
Total operating expenses	5,855	2,542

Net loss	$(5,855)	$(2,542)

Net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	5,021,764	5,021,764

See accompanying notes to financial statements

NOVA NATURAL RESOURCES CORPORATION
Statements of Cash Flows
	Three months ended March 31,
	2010	2009
Operating activities
Net loss	$(5,855)	$(2,542)
Adjustment to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	(728)	(4,178)
Net cash used in operating activities	(6,583)	(6,720)

Investing activities		-

Financing activities
Proceeds from related party notes	7,990	6,075
Net cash used in financing activities	7,990	6,075

Net change in cash during the year	1,407	(645)
Beginning cash balance	5,550	849
Ending cash balance	6,957	204

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

NOVA NATURAL RESOURCES CORPORATION
 Notes to the Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 1 Nature and Continuance of Operations

Organization

Nova Natural Resources Corporation (the Company) is a Colorado Corporation formed for the purpose of mineral exploration. Management has decided that the company would be more valuable and the interest of its shareholders would be better served by the sale or reverse merger of the company and is actively looking at new business opportunities.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2009, included in the Company's annual report on the From 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

Note 2 Summary of Significant Accounting Policies

Share Based Expenses

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

NOVA NATURAL RESOURCES CORPORATION
 Notes to the Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 2 Summary of Significant Accounting Policies - (continued)

Going concern

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

NOVA NATURAL RESOURCES CORPORATION
 Notes to the Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 2 Summary of Significant Accounting Policies - (continued)

Recently Implemented Standards (continued)

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning July 1, 2011. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

Note 3 – Subsequent Events

The Company has evaluated subsequent events through May 17, 2010 and determined there are no events to disclose.

NOVA NATURAL RESOURCES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Nova Natural Resources Corporation

I have reviewed the accompanying Balance Sheet of Nova Natural Resources Corporation as of March 31, 2010 and 2009 and the Statements of Net Income and Cash Flows for the three month period. These interim financial statements are the responsibility of the Company's management.

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

May 14, 2010

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

On 17 June 2004 Nova entered into an agreement to purchase the assets of two Gas Stations located in Anyang City, Henan Province, China from Great Frame International Enterprise Limited, a Hong Kong Company. The stations were equipped with LPG refilling equipment. The stations along with a recently acquired LPG conversion technology would allow Nova to continue the conversion of additional vehicles within the Anyang market and expand into other markets within the region. The stations had the capacity to generate in excess of two million dollars in combined fuel alternatives, but the primary focus was to convert and service LPG vehicles. This was due to higher gross margins and the positive environmental impact. Nova intended to issue 600,000 shares of common stock at an agreed price of $2.00 per share, for a total purchase price of $1,200,000. The majority owner and President/Director of Great Frame International Enterprise Limited was Wang Li; Ms Li was also a director of Nova. Upon the completion of the proposed agreement Wang Li would have become the largest shareholder of NOVA with approximately 45% of the issued and outstanding shares. This acquisition was designed to prove the LPG conversion technology was a benefit for both Nova and the Chinese market. The average cost to convert a taxi from gas to LPG was approximately $420 and the conversion cost for a bus was approximately 25% higher. It was estimated that the average taxi would drive 450KM per day with a monthly fuel saving of $73.00, creating a pay back for the driver in six months. The pay back for a bus was approximately one and a half years, but combined with the positive environmental results the local governments were eager to convert. The company expected the primary growth revenue generator would be the refilling of the LPG vehicles; the current gross margin was significantly higher than that of the non converted petrol vehicles. Given the increasing vehicles entering the Chinese market and vast number of vehicles that could benefit from the conversion the company worked for over one year to try and bring this deal to a successful close. The company engaged several outside parties in both the US and China to develop a successful structure for the transaction whereby Nova would have full rights privileges and true ownership of the assets identified in the deal. Although representatives of Nova visited the sites of these assets, the deal was complicated by a transfer of the state assets to the Hong Kong Company. This transfer could not be assured was acceptable under Chinese Law, making the deal risky on the representations made by Great Frame International and since Wang Li was a director of both companies Nova consulted with additional resources. The company evaluated several alternatives in restructuring the deal, but in meeting with Chinese Accountants and Legal Advisors, it was determined that the transaction could not be structured in a manner initially negotiated. This information was communicated in an 8K filing and press release by the current management.

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

Market for Common Equity and Related Shareholder matters

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at March 31, 2010 with no trading activity. The number of record holders of the Company's Common Stock as of March 31, 2010 was approximately 100.

As of March 31, 2010 1,553 option shares were outstanding under the Company's employee stock option plan.

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

The Company anticipates that it will proceed with a 15C211 application to seek support and approval to return to active trading within the near future.

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

The company is in the final stages of securing leasehold interest in a Medical Clinic in Canada including a long tern lease of the facility, with Medical Consulting Services provided by a third party, and the clinic operational status to be incorporated in a Canadian Company fully owned by Nova Natural Resources Inc. The detailed results will be announced prior to the filing of the next quarterly report.

Liquidity and Capital Resources

The Company had $6,957 cash at quarter end March 31, 2010. The company had an accumulated deficit of $5,861,275 compared to an accumulated deficit at December 31, 2009 of $5,855,420

Forward-looking Information

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

Not Applicable.

Item 4T. Controls and Procedures

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

Our management made an internal assessment of the effectiveness of our internal control over financial reporting as of Mar 31, 2010. In making this assessment, it used the experience of the President and CEO. Based on this evaluation, our management concluded that the internal control is ineffective since there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 1. Legal Proceedings

The Company knows of no legal proceedings contemplated or threatened against it. The Company is not currently subject to any pending administrative or judicial enforcement proceedings arising under environmental laws or regulations.

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3 DEFAULTS UPON SENIOR SECURITIES

None.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

Item 5 OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.	Description
31.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVA NATURAL RESOURCES CORP.
 (Registrant)

DATE: May 14, 2010	By:	/s/ Wayne Doss
Wayne Doss
President & CEO and CFO