Form 10-Q
period 2010-06-30
NOVA NATURAL RESOURCES CORP
filed 2010-08-13
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of June 30, 2010, the Registrant had no outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of June 30, 2010 is 5,021,764

NOVA NATURAL RESOURCES CORPORATION

NOVA NATURAL RESOURCES CORPORATION

Consolidated Financial Statements
June 30, 2010 and 2009

NOVA NATURAL RESOURCES CORPORATION

Consolidated Financial Statements
June 30, 2010 and 2009

TABLE OF CONTENTS

Page(s)
Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	5

Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009	6

Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	7

Notes to the Consolidated Financial Statements	8-10

NOVA NATURAL RESOURCES CORPORATION
Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash	$32,253	$5,550
Accounts receivable	9,497
Prepaid expenses	57,722	-
Total current assets	99,472	5,550

Fixed assets	81,057	-

Total assets	$180,529	$5,550

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$2,432	$-
Accounts payable and accrued liabilities	105,670	10,401
Related party notes	337,479	168,687
Total current liabilities	445,581	179,088

Note payable	24,980	-

Total liabilities	470,561	179,088

Stockholders' deficit
Common stock; $.01 par value, 50,000,000 shares authorized; 5,021,764 shares issued and outstanding	50,218	50,218
Additional paid-in capital	5,631,664	5,631,664
Other comprehensive income	985	-
Accumulated deficit	(5,972,893)	(5,855,420)
Total stockholders' deficit	(290,026)	(173,538)

Total liabilities and stockholders' deficit	$180,535	$5,550

See accompanying notes to financial statements

NOVA NATURAL RESOURCES CORPORATION
Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues	$5,964	$-	$5,964	$-
Cost of services provided	3,578		3,578	-
Gross margin	2,386	-	2,386	-

Operating expenses
Travel	8,612	-	13,140	-
Professional fees	44,631	-	45,172	-
Rent	16,405	-	16,405	-
Continuing eduction	6,040	-	6,040	-
Meals and entertainment	6,641	-	6,641	-
Salaries and wages	25,126	-	25,126	-
General and administrative	5,858	6,582	6,644	9,124
Total operating expenses	113,313	6,582	119,168	9,124

Other expense
Interest expense	692	-	692	-
Total other expense	692	-	692	-

Net loss applicable to common shareholders	$(111,619)	$(6,582)	$(117,474)	$(9,124)

Other comprehensive income
Foreign currency translation adjustment	985	-	985	-

Total comprehensive loss	$(110,634)	$(6,582)	$(116,489)	$(9,124)

Basic and diluted loss per common share	$(0.02)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding	5,021,764	5,021,764	5,021,764	5,021,764

See accompanying notes to financial statements

NOVA NATURAL RESOURCES CORPORATION
Consolidated Statements of Cash Flows

	Six months ended June 30,
	2010	2009
Operating activities
Net loss	$(117,474)	$(9,124)
Adjustment to reconcile net loss to net cash used in operating activities:
Accounts receivable	(9,622)
Prepaid expenses	(58,481)
Accounts payable and accrued liabilities	96,570
Net cash used in operating activities	(89,007)	(9,124)

Investing activities
Purchase of fixed assets	(82,123)	-
Net cash provided by investing activities	(82,123)	-

Financing activities
Proceeds from bank overdraft	2,464	-
Proceeds from note payable	24,980	-
Proceeds from related party notes	170,322	13,964
Net cash used in financing activities	197,766	13,964

Effect of exchange rate on cash	67	-

Net change in cash during the year	26,703	4,840
Beginning cash balance	5,550	204
Ending cash balance	$32,253	$5,044

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

NOVA NATURAL RESOURCES CORPORATION
 Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

Note 1 Nature and Continuance of Operations

Organization

Nova Natural Resources Corporation (the Company) is a Colorado Corporation formed for the purpose of mineral exploration. Management has decided that the company would be more valuable and the interest of its shareholders would be better served by the sale or reverse merger. During June 30, 2010, the Company acquired a clinic in Ontario, Canada which has been consolidated for presentation of these financial statements.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009, included in the Company's annual report on the From 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

NOVA NATURAL RESOURCES CORPORATION
 Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
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

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

NOVA NATURAL RESOURCES CORPORATION
 Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
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

Note 3 – Subsequent Events

The Company has evaluated subsequent events through the date of this filing and determined there are no events to disclose.

Item 2. Management Discussion and Analysis

Forward Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

- the uncertainty of profitability based upon our history of losses;

- risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

- risks related to our international operations and currency exchange fluctuations;

- risks related to product liability claims;

- other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", the "Company” mean Texas Sweet Crude Oil Corporation unless otherwise indicated.

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

On May 15, 2010 the company entered into an agreement with Greenestone Clinic Inc., a Private Canadian Corporation, to provide Consulting Services to Nova Natural Resources Corporation for the development and operation of certain Medical Clinics in the province of Ontario, Canada. The term of the agreement is for one year whereby Greenestone will provide both the medical and business expertise in the initial startup of private clinics. Greenestone will provide the technical assistance to insure the clinics are in compliance with governmental policy and procedure requirements and the necessary detailed operational requirements to operate the clinics. Greenestone currently has an operational facility with some services Nova plans to offer in its first Ontario facility which may be viewed at www.greenestone.net.

On May 15, 2010 Nova secured via a wholly owned subsidiary 1816191 Ontario Ltd., a sublease of 8,000 square feet, previously operating as a pain management clinic until July 31, 2013 and secured a loan for the $75,000.00 lease deposit. Nova expects to be operational in the Month of June since it has reached an agreement with the Doctors of Greenstone to provide the initial medical services and procedures for the company while Nova builds its medical staff. Nova will provide various medical services such as, endoscopy, minor cosmetic procedures, and will specialize in executive health assessment programs.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the six-month period ended June 30, 2010, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Financial Data Summary

	Six months ended June 30,
	2010	2009
Revenue	$5,964	$0
Cost of Goods Sold	3,578	0
Operating Cost	119,860	9,124
Net loss	$(117,474)	$(9,124)

Revenue

Our gross revenue for the six-month period ended June 30, 2010, was $5,964, compared to $0 for the same period in fiscal 2009.

Operating Costs and Expenses

The major components of our expenses for the six-month period ended June 30, 2010, and 2009, are outlined in the table below:

	Six months ended June 30
	2010	2009
Professional fees	$45,172	$
General and administrative	6,644		9,124
Wages and Salary	25,126
other	49,168
Operating expenses	$119,168		$9,124

The increase in operating expenses was mainly due to the increase of cost related to the startup of the Clinic operations in Canada.

Liquidity and Capital Resources
	Six months ended June 30
	2010	2009
Current assets	$180,529	$5,550
Current liabilities	(445,581)	(179,088)
Total Liabilities	$(470,561)	$(179,088)

Cash Flows
	Six months ended June 30
	2010	2009
Net cash provided (used)	$(89,007)	$(9,124)
Cash flows used in investing activities	(82,123)	0
Cash provided by financing activities	197,766	13,964
Net increase in cash	$26,703	$(4,840)

Cash Used In Operating Activities

Our cash balance of $32,253 as of June 30, 2010, was an increase of $26,703 over the $5,550 balance at December 31, 2009.

Cash From Investing Activities

Eighty two thousand one hundred twenty three ($82,123)  cash was used by investing activities during the six-month period ended June 30, 2010 as a result of the start up of the clinic facility in Canada.. Due to the "start up" nature of our business, we expect to incur  initial losses as the business expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our independent registered auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Liquidity and Capital Resources

The Company had $32,253 cash at quarter end June 39, 2010. The company had an accumulated deficit of $5,972,893 compared to an accumulated deficit at December 31, 2009 of $5,855,420.

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

On May 15, 2010 the company entered into an agreement with Greenestone Clinic Inc., a Private Canadian Corporation, to provide Consulting Services to Nova Natural Resources Corporation for the development and operation of certain Medical Clinics in the province of Ontario, Canada. The term of the agreement is for one year whereby Greenestone will provide both the medical and business expertise in the initial startup of private clinics. Greenestone will provide the technical assistance to insure the clinics are in compliance with governmental policy and procedure requirements and the necessary detailed operational requirements to operate the clinics. Greenestone currently has an operational facility with some services Nova plans to offer in its first Ontario facility which may be viewed at www.greenestone.net.

On May 15, 2010 Nova secured via a wholly owned subsidiary 1816191 Ontario Ltd., a sublease of 8,000 square feet, previously operating as a pain management clinic until July 31, 2013 and secured a loan for the $75,000.00 lease deposit. Nova expects to be operational in the Month of June since it has reached an agreement with the Doctors of Greenstone to provide the initial medical services and procedures for the company while Nova builds its medical staff. Nova will provide various medical services such as, endoscopy, minor cosmetic procedures, and will specialize in executive health assessment programs.

On May 25, 2010, Mr. Wayne A. Doss, Director of the company placed the name of Dr. Luke Fazio MD CM FRCSC, forward for nomination to the Board of Directors of the company. The Board of Directors unanimously resolved that Dr. Luke Fazio MD CM FRCSC be elected to the Board of Directors of Nova Natural Resources Corporation and serve for one year unless reelected for a longer term. Dr. Luke Fazio, 34, completed his medical school training at McGill University in Montreal in 1999. He performed his training in Urology at the University of Western Ontario and became a fellow of the Royal College of Surgeons of Canada in 2004. Dr. Fazio went on to a fellowship in endourology and minimally-invasive surgery at St. Michael's Hospital in Toronto in association with the University of Toronto. Dr. Fazio has been on staff as an attending urologist at Kingston General Hospital in association with Queen's University. Dr. Fazio is currently on staff at Humber River Hospital in Toronto practicing general urology with a special interest in the management of urinary stones and minimally-invasive surgery. Dr. Fazio also serves as a member of the medical team at Greenestone Clinic in Muskoka, Ontario, Canada.

On May 25, 2010, Mr. Nick Laroche, Director of Nova Natural Resources Corporation resigned and the Board of Directors accepted the resignation. Mr. Laroche decided to focus on his business interest and relocated to The Peoples Republic of China to join his new wife.

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

On March 31, 2007 the newly appointed Board of Directors approved the appointment of Mr. Putnam as the Company President & CEO and the majority consent in reference to the appointment of the new Directors, Mr. Putnam and Mr. Laroche. The New Board of Directors approved the issuance of 2,500,000 shares of rule 144 restricted common stock for each of it new Directors. The Board of directors authorized the President to proceed with the acquisition of the Lotta Minutes Prepaid Calling Card transaction after reviewing the Executive Summary. The Board authorized the President to proceed with securing the rights and privileges in an asset acquisition structure whereby Nova Natural Resources would acquire 100% of said rights and privileges. The President was authorized to issue up to ten million (10,000,000) shares of Nova Natural Resources Rule 144 Restricted Common Shares and up to $500,000.00 (with the condition the funds woul be paid based upon a future funding or once the company has adequate working capital) to secure rights.

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

Market for Common Equity and Related Shareholder matters

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at March 31, 2010 with no trading activity. The number of record holders of the Company's Common Stock as of June 30 2010 was approximately 100.

As of June 30, 2010 1,553 option shares were outstanding under the Company's employee stock option plan.

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

During the month of August 2010 the Company has provided the information for the 15C211 application to seek support and approval to return to active trading within the near future.

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

Item 3 Quantitative and Qualitative Disclosure About Market Risk

Not Applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our President has concluded that the Company's disclosure controls and procedures were not effective because of the identification of a material weakness in the lack of disclosure of our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures was omitted from our initial filing. We have reviewed the reporting requirements and developed an internal control worksheet to insure that disclosure of all the required information is included in future company regulatory filings.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Our management made an internal assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, it used the experience of the President and CEO. Based on this evaluation, our management concluded that the internal control is ineffective since there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

NOVA NATURAL RESOURCES CORP.
(Registrant)

DATE: August 13, 2010	By:	/s/ Wayne Doss
Wayne Doss
President & CEO and CFO