Form 10-Q
period 2010-09-30
NOVA NATURAL RESOURCES CORP
filed 2010-11-12
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of September 30, 2010, the Registrant had no outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.10 par value as of September 30, 2010 is 5,021,764

NOVA NATURAL RESOURCES CORPORATION

NOVA NATURAL RESOURCES CORPORATION

Consolidated Financial Statements
September 30, 2010 and 2009

NOVA NATURAL RESOURCES CORPORATION

Consolidated Financial Statements
September 30, 2010 and 2009

TABLE OF CONTENTS

Page(s)
Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	1

Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009	2

Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	3

Notes to the Consolidated Financial Statements	4-6

NOVA NATURAL RESOURCES CORPORATION
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash	$19,912	$5,550
Accounts receivable	39,948	-
Prepaid expenses	50,700	-
Other current asset	3,774	-
Total current assets	114,334	5,550

Fixed assets	345,670	-

Total assets	$460,004	$5,550

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$4,396	$-
Accounts payable and accrued liabilities	98,753	10,401
Related party notes	538,943	168,687
Total current liabilities	642,092	179,088

Note payable	170,696	-

Total liabilities	812,788	179,088

Stockholders' deficit
Common stock; $.01 par value, 50,000,000 shares authorized; 5,021,764 shares issued and outstanding	50,218	50,218
Additional paid-in capital	5,631,664	5,631,664
Other comprehensive loss	(793)	-
Accumulated deficit	(6,033,873)	(5,855,420)
Total stockholders' deficit	(352,784)	(173,538)

Total liabilities and stockholders' deficit	$460,004	$5,550

See accompanying notes to financial statements

NOVA NATURAL RESOURCES CORPORATION
Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$75,931	$-	$81,895	$-
Cost of services provided	44,790	-	48,368	-
Gross margin	31,141	-	33,527	-

Operating expenses
Travel	7,385	-	20,525	-
Professional fees	4,773	-	49,945	-
Rent	19,538	-	35,943	-
Continuing education	(10)	-	6,030	-
Meals and entertainment	1,097	-	7,738	-
Salaries and wages	27,079	-	52,205	-
Medical records	16,015		16,015
General and administrative	14,492	13,779	21,136	22,903
Total operating expenses	90,369	13,779	209,537	22,903

Other expense
Interest expense	1,751	-	2,443	-
Total other expense	1,751	-	2,443	-

Net loss applicable to common shareholders	$(60,979)	$(13,779)	$(178,453)	$(22,903)

Other comprehensive loss
Foreign currency translation adjustment	(1,778)	-	(793)	-

Total comprehensive loss	$(62,757)	$(13,779)	$(179,246)	$(22,903)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.04)	$(0.00)

Weighted average shares outstanding	5,021,764	5,021,764	5,021,764	5,021,764

See accompanying notes to financial statements

NOVA NATURAL RESOURCES CORPORATION
Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2010	2009
Operating activities
Net loss	$(178,453)	$(22,903)
Adjustment to reconcile net loss to net cash used in operating activities:
Accounts receivable	(39,672)	-
Prepaid expenses	(50,350)	-
Other current asset	(3,748)	-
Accounts payable and accrued liabilities	87,713	(9,549)
Net cash used in operating activities	(184,510)	(32,452)

Investing activities
Purchase of fixed assets	(343,285)	-
Net cash provided by investing activities	(343,285)	-

Financing activities
Proceeds from bank overdraft	4,366	-
Proceeds from note payable	169,691	16,253
Proceeds from related party notes	368,064	13,964
Net cash used in financing activities	542,121	30,217

Effect of exchange rate on cash	36	-

Net change in cash	14,362	(2,235)
Beginning cash balance	5,550	5,044
Ending cash balance	$19,912	$2,809

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

NOVA NATURAL RESOURCES CORPORATION
 Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

Note 1 Nature and Continuance of Operations

Organization

Nova Natural Resources Corporation (the Company) is a Colorado Corporation formed for the purpose of mineral exploration. Management has decided that the company would be more valuable and the interest of its shareholders would be better served by the sale or reverse merger. During the nine months ended September 30, 2010, the Company acquired a clinic in Ontario, Canada which has been consolidated for presentation of these financial statements.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009, included in the Company's annual report on the From 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Note 2 Summary of Significant Accounting Policies

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

Foreign Currency Translation

The Company’s subsidiary’s functional currency is the Canadian dollar (CAD), while the Company’s reporting currency is the U.S. dollar (USD).  All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with ASC 830, "Foreign Currency Translation" as follows:

i)    Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
ii)   Equity at historical rates.
iii)  Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss.  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

NOVA NATURAL RESOURCES CORPORATION
 Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
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

NOVA NATURAL RESOURCES CORPORATION
 Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
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

During the third quarter, the operations at the Finch and Young Clinic continued to increase its medical services with 73 consultations and 146 medical procedures performed. We expect continual growth in the coming quarters.

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

On March 31, 2007 the newly appointed Board of Directors approved the appointment of Mr. Putnam as the Company President & CEO and the majority consent in reference to the appointment of the new Directors, Mr. Putnam and Mr. Laroche. The New Board of Directors approved the issuance of 2,500,000 shares of rule-144 restricted common stock for each of it new Directors. The Board of directors authorized the President to proceed with the acquisition of the Lotta Minutes Prepaid Calling Card transaction after reviewing the Executive Summary. The Board authorized the President to proceed with securing the rights and privileges in an asset acquisition structure whereby Nova Natural Resources would acquire 100% of said rights and privileges. The President was authorized to issue up to ten million (10,000,000) shares of Nova Natural Resources Rule 144 Restricted Common Shares and up to $500,000.00 (with the condition the funds woul be paid based upon a future funding or once the company has adequate working capital) to secure rights.

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

Market for Common Equity and Related Shareholder matters

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at September 30, 2010 with no trading activity. The number of record holders of the Company's Common Stock as of September 30, 2010 was approximately 100.

As of September 30, 2010 1,553 option shares were outstanding under the Company's employee stock option plan.

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

During the month of August 2010 the Company provided the information for the 15C211 application to seek support and approval to return to active trading. We are currently working on a small list of questions related to the initial 15C211 application. We do not anticipate any significant issues with the questions to support the initial application.

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

Our management made an internal assessment of the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, it used the experience of the President and CEO. Based on this evaluation, our management concluded that the internal control is ineffective since there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

NOVA NATURAL RESOURCES CORP.
(Registrant)

DATE: November 12, 2010	By:	/s/ Wayne Doss
Wayne Doss
President & CEO and CFO