Form 10-K
period 2010-12-31
NOVA NATURAL RESOURCES CORP
filed 2011-04-20
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2010

NOVA NATURAL RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	0-15078	84-1227328
(State or other jurisdiction	(Commission	(I.R.S. Employer
Of incorporation)	File No.)	Identification No.)

Suite 300, 5734 Yonge Street, North York, Ontario M2M 3V3

(Address of principal executive offices) (Zip Code)

(416) 222-5501

(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section

12(g) of the Act:

Common Stock, $.01 Par Value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Issuer's revenues for its most recent fiscal year totaled: $191,256Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format: Yes      . No  X .

As of December 31, 2010, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.01 par value as of December 31, 2010, 5,021,764

Transitional Small Business Disclosure Format Yes      . No  X .

NOVA NATURAL RESOURCES CORPORATION

PART 1

Item 1. Description of Business

On March 29, 2010 the company entered into an agreement with Greenestone Clinic Inc. (“Greenestone”), a private Canadian corporation, whereby it would provide consulting services to Nova Natural Resources Corporation (“Nova” or “the Registrant” or “the Company”) for the development and operation of medical clinics in the province of Ontario, Canada. The term of the agreement is for one year whereby Greenestone will provide both the medical and business expertise in the initial startup of private clinics. Greenestone will provide the technical assistance to ensure the clinics are in compliance with governmental policy and procedure requirements and the necessary detailed operational requirements to operate the clinics. At the time of entering into this agreement, Greenestone had an operational facility with some services Nova plans to offer in its first Ontario facility.

Nova was incorporated under Colorado law on April 1, 1993 and is the surviving company of a merger, effective February 1, 1995, of the Company and Nova Natural Resources Corporation, a Delaware corporation. The merger was effected to change the Company's domicile from Delaware to Colorado and caused no change in the Company's capitalization. The Delaware Corporation was the successor to Nova Petroleum Corporation and Power Resources Corporation, which merged in 1986. Prior to that merger, Nova Petroleum Corporation and Power Resources Corporation operated since 1979 and 1972, respectively.

Significant changes in the Company business

On March 29, 2010 the company entered into an agreement with Greenestone Clinic Inc. a private Canadian corporation, whereby it would provide consulting services to Nova for the development and operation of medical clinics in the province of Ontario, Canada. The term of the agreement is for one year whereby Greenestone will provide both the medical and business expertise in the initial startup of private clinics. Greenestone would provide the technical assistance to ensure the clinics are in compliance with governmental policy and procedure requirements and the necessary detailed operational requirements to operate the clinics. At the time of entering into this agreement, Greenestone had an operational facility with some services Nova plans to offer in its first Ontario facility.

On May 15, 2010 Nova secured, through its wholly-owned subsidiary 1816191 Ontario Ltd., (“1816191”)), a sublease of space (which was previously used by a medical clinic) of approximately 8,000 square feet with a term until July 31, 2013 and secured funding for the $75,000 lease deposit. Nova commenced operations in the month of June, as it was able to since it had reached an agreement with Greenstone whereby Greenestone would provide the initial medical services and procedures for the company while Nova builds its own medical staff. Nova will offer various medical services such as endoscopy, minor cosmetic procedures, and will specialize in executive health assessment programs.

On May 25, 2010, Mr. Wayne A. Doss, director of the company placed the name of Dr. Luke Fazio M.D., CM FRCSC, forward for nomination to the Board of Directors of the company. The Board of Directors unanimously resolved that Dr. Luke Fazio MD CM FRCSC be elected to the Board of Directors of Nova Natural Resources Corporation and serve for one year unless reelected for a longer term. Dr. Luke Fazio, 34, completed his medical school training at McGill University in Montreal in 1999. He performed his training in Urology at the University of Western Ontario and became a fellow of the Royal College of Surgeons of Canada in 2004. Dr. Fazio went on to a fellowship in endourology and minimally-invasive surgery at St. Michael's Hospital in Toronto in association with the University of Toronto. Dr. Fazio has been on staff as an attending urologist at Kingston General Hospital in association with Queen's University. Dr. Fazio is currently on staff at Humber River Hospital in Toronto practicing general urology with a special interest in the management of urinary stones and minimally-invasive surgery. Dr. Fazio also served as a member of the medical team at Greenestone in Muskoka, Ontario, Canada.

On May 25, 2010, Mr. Nick Laroche, Director of Nova Natural Resources Corporation resigned and the Board of Directors accepted his resignation.

During the third quarter, the operations at the Finch and Young Clinic continued to increase its medical services with 146 medical procedures performed. The volume of operations continued to increase during the fourth quarter of 2010, such that 172 medical procedures were performed.

For all of fiscal 2010, 337 endoscopy procedures were performed giving rise to gross revenue of $191,256, substantially all of which was earned from the Ontario Health Insurance Plan (“OHIP”). As amounts owing from OHIP are backed by the government of Ontario, we see very little credit risk attributable to revenues billed to or owing from OHIP from time to time.

Key components of operating expenses during the fiscal year ended December 31, 2010 were as follows:

-payments to doctors performing services: in general, the doctor performing the actual medical procedure will receive 60% of the amounts we receive from OHIP as payment for the procedure performed; included in operating expenses for 2010 is $118,924 of such amounts owing to doctors

-salaries and wages (primarily) to medical support staff (e.g. nurses, technicians, etc.) in the amount of $90.679

-premises rent of $84,529, and

-professional and management fees to third-party executive level service providers (in Canada) of $109,715.

Employees

At December 31, 2010, Nova had 14 employees, being its President (Shawn Leon) , it’s CEO, (Wayne A. Doss) and 12 employees at its wholly-owned subsidiary, 1816191.

Environmental Regulations

The Company is not currently subject to any pending administrative or judicial enforcement proceedings arising under environmental laws or regulations. Environmental laws and regulations may be adopted in the future which may have an impact upon the Company's operations.

Other Information

On May 15, 2010 the company announced that it had entered into an agreement with Greenestone whereby it would provide consulting services to Nova for the development and operation of medical clinics in the province of Ontario, Canada. The term of the agreement is for one year whereby Greenestone will provide both the medical and business expertise in the initial startup of private clinics. Greenestone will provide the technical assistance to ensure the clinics are in compliance with governmental policy and procedure requirements and the necessary detailed operational requirements to operate the clinics. At the time of entering into this agreement, Greenestone had an operational facility with some services Nova plans to offer in its first Ontario facility.

On May 15, 2010 the company announced that it had secured, through its wholly-owned subsidiary 1816191 Ontario Ltd., (“1816191”)), a sublease of space (which was previously used by a medical clinic) of approximately 8,000 square feet with a term until July 31, 2013 and secured funding for the $75,000 lease deposit. Nova commenced operations in the month of June, as it was able to since it had reached an agreement with Greenstone whereby Greenestone would provide the initial medical services and procedures for the company while Nova builds its own medical staff. Nova will offer various medical services such as endoscopy, minor cosmetic procedures, and will specialize in executive health assessment programs.

On May 25, 2010, Mr. Wayne A. Doss, director of the company placed the name of Dr. Luke Fazio M.D., CM FRCSC, forward for nomination to the Board of Directors of the company. The Board of Directors unanimously resolved that Dr. Luke Fazio MD CM FRCSC be elected to the Board of Directors of Nova Natural Resources Corporation and serve for one year unless reelected for a longer term. Dr. Luke Fazio, 34, completed his medical school training at McGill University in Montreal in 1999. He performed his training in Urology at the University of Western Ontario and became a fellow of the Royal College of Surgeons of Canada in 2004. Dr. Fazio went on to a fellowship in endourology and minimally-invasive surgery at St. Michael's Hospital in Toronto in association with the University of Toronto. Dr. Fazio has been on staff as an attending urologist at Kingston General Hospital in association with Queen's University. Dr. Fazio is currently on staff at Humber River Hospital in Toronto practicing general urology with a special interest in the management of urinary stones and minimally-invasive surgery. Dr. Fazio also served as a member of the medical team at Greenestone in Muskoka, Ontario, Canada.

On May 25, 2010, Mr. Nick Laroche, Director of Nova Natural Resources Corporation resigned and the Board of Directors accepted his resignation.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Description of Properties

The executive offices of the Company are located at 5734 Yonge Street, suite 300, Toronto, Ontario, Canada M2M 4E7. The space is approximately 8,000 sq ft.

Item 3. Legal Proceedings

The Company knows of no legal proceedings contemplated or threatened against it.

Item 4. Submission of Matter to a Vote of Security Holders

No matters were submitted to a vote of security holders during 2009 or 2010.

Part II

Item 5. Market for Common Equity and Related Shareholder matters

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at December 31, 2010 with no trading activity. The company must seek sponsorship by a market maker to file the 15C211 to return to the OTCBB active trading and plans to do so in 2011. The number of record holders of the Company's Common Stock as of December 31, 2010 was approximately 100 in certificate holders.

As of December 31, 2010 1,553 option shares were outstanding under the Company's employee stock option plan.

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

Shareholders

The number of record holders of the Company's common stock as of December 31, 2010 was approximately 115.

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

•

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

•

On July 1, 2008 the Board of Directors approved the conversion of a Convertible Note Payable in the amount of 19,000.00 to convert at .02 per share for the issuance of nine hundred fifty thousand shares (950,000) of rule-144 restricted common stock.

Item 6. Selected Financial Data

Not Applicable because we are a smaller reporting company.

Item 7. Management Discussion and Analysis

The following Management's Discussion and Analysis ("MD&A) for the twelve month period ended December 31, 2010 compared with the twelve month period ended December 31, 2009 provides readers with an overview of the operations of Nova Natural Resources Corporation ("Nova"). The MD&A provides information that the management of Nova believes is important to access and understand the results of operations and the financial condition of the Company.

Our objective is to present readers with a view of Nova through the eyes of management.

This discussion and analysis should be read in conjunction with Nova's financial statements and accompanying notes to the financial statements for the twelve month period ended December 31, 2010.

About Nova Natural Resources Corporation

Nova has been a business in transition since the divesture of the electronic business. Management has reviewed many business opportunities but has passed on those that did not ensure the company with free and clear assets and exclusive protection of the opportunity. On March 29, 2010 the company entered into an agreement with Greenestone whereby it would provide consulting services to Nova for the development and operation of medical clinics in the province of Ontario, Canada. The term of the agreement is for one year whereby Greenestone will provide both the medical and business expertise in the initial startup of private clinics. Greenestone will provide the technical assistance to ensure the clinics are in compliance with governmental policy and procedure requirements and the necessary detailed operational requirements to operate the clinics. At the time of entering into this agreement, Greenestone had an operational facility with some services Nova plans to offer in its first Ontario facility.

During the third quarter, the operations at the Finch and Young Clinic continued to increase its medical services with 146 medical procedures performed. The volume of operations continued to increase during the fourth quarter of 2010, such that 172 medical procedures were performed.

For all of fiscal 2010, 337 endoscopy procedures were performed giving rise to gross revenue of $191,256, substantially all of which was earned from the Ontario Health Insurance Plan (“OHIP”). As amounts owing from OHIP are backed by the government of Ontario, we see very little credit risk attributable to revenues billed to or owing from OHIP from time to time.

Key components of operating expenses during the fiscal year ended December 31, 2010 were as follows:

-payments to doctors performing services: in general, the doctor performing the actual medical procedure will receive 60% of the amounts we receive from OHIP as payment for the procedure performed; included in operating expenses for 2010 is $118,924 of such amounts owing to doctors

-salaries and wages (primarily) to medical support staff (e.g. nurses, technicians, etc.) in the amount of $90.679

-premises rent of $84,529, and

-professional and management fees to third-party executive level service providers (in Canada) of $109,715

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

NOVA NATURAL RESOURCES CORPORATION

Financial Statements

December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nova Natural Resources Corporation

We have audited the accompanying balance sheets of Nova Natural Resources Corporation (the Company) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Natural Resources Corporation as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in financial statement Note 2, the Company has incurred losses since inception. This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Eddy Chin Chartered Accountant

Licensed Public Accountant

Thornhill, Ontario

April 15, 2011

NOVA NATURAL RESOURCES CORPORATION

Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS
Current assets
Cash	$48,376	$5,550
Accounts receivable	40,907	-
Prepaid expenses	52,436	-
Other current assets	10,965	-

Total current assets	342,695	5,550

Fixed Assets, net of accumulated depreciation	342,695	-

Total assets	$495,379	$5,550
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$15	$-
Accounts payable and accrued liabilities	298,529	10,401
Notes payable, current portion	420,601	-
Related party notes	404,895	168.687

Total current liabilities	1,124,040	179,088

Notes payable, net of current portion	25,000	-

Total liabilities	1,149,040	179,088

Stockholders' deficit
Common stock; $.01 par value, 50,000,000 shares authorized; 5,021,764shares issued and outstanding	50,218	50,218
Additional paid-in capital	5,631,664	5,631,664
Accumulated deficit	(6,322,688)	(5,855,420)

Total stockholders' deficit	(653,661)	(173,538)

Total liabilities and stockholders' deficit	$495,379	$5,550

See accompanying notes to financial statements

NOVA NATURAL RESOURCES CORPORATION

Consolidated Statement of Operations

	Year Ended December 31,
	2010	2009	2008

Revenues	$191,207	$-	$-

Operating expenses
Travel	33,251	-	-
Depreciation	51,229	-	-
Professional fees	179,127	-	-
Rent	84,509	-	-
Education	6,067	-	-
Meals and entertainment	10,300	-	-
Salaries and wages	90,656	-	-
Medical records	22,556	-	-
General and administrative	61,629	39,719	14,289

Total operating expenses	539,324	39,179	14,289

Other expense
Interest expense	257	-	-

Net loss applicable to common shareholders	$(467,268)	$(39,719)	$(14,289)

Other comprehensive loss
Foreign currency translation adjustment	$(12,855)	$-	$-

Total comprehensive loss	$(480,123)	$(39,719)	$(14,289)

Net loss per common share	$(0.09)	$(0.01)	$(0.00)

Weighted average shares outstanding	5,021,764	5,021,764	5,021,764

See accompanying notes to financial statements

NOVA NATURAL RESOURCES CORPORATION

Statement of Changes in Stockholders' Deficit

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance, December 31, 2007	8,071,764	$80,718	$5,622,164	$-	$(5,801,382)	$(98,500)
Adjustment	-	-	-	-	(30)	(30)
Common stock rescinded	(4,000,000)	(40,000)	-	-	-	(40,000)
Common stock issued for convertible note	950,000	9,500	9,500	-	-	19,000
Net loss, year ended December 31, 2009	-	-	-	-	(14,289)	(14,289)

Balance, December 31, 2009	5,021,764	50,218	5,631,664	-	(5,815,701)	(133,819)

Net loss, year ended December 31, 2009	-	-	-	-	(39,719)	(39,719)

Balance, December 31, 2009	5,021,764	50,218	5,631,664	-	(5,855,420)	(173,538)

Foreign currency translation loss	-	-	-	(12,855)	-	(12,855)

Net loss, year ended December 31, 2010	-	-	-	-	(467,268)	(467,268)

Balance, December 31, 2010	5,021,764	$50,218	$5,531,664	$(12,855)	$(6,322,688)	$(653,661)

See accompanying notes to financial statements

NOVA NATURAL RESOURCES CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009
Operating activities
Net loss	$(467,268)	$(39,719
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation expense	51,229	-
Changes in operating assets
Accounts receivable	(39,704)	-
Prepaid expenses	(50,894)	-
Other current assets	(10,643)
Accounts payable and accrued liabilities	279,392	(9,549)

Net cash used in operating activities	(237,888)	(49,268)

Investing activities
Purchase of fixed assets	(383,844)	-

Financing activities
Proceeds from bank overdraft	15	-
Proceeds from notes payable	433,230	16,253
Proceeds from related party notes	230,784	13,964

Net cash used in financing activities	664,029	30,217

Effect of exchange	529	-

Net change in cash during the year	48,826	(19,051)
Beginning cash balance	5,550	5,044

Ending cash balance	48,376	(14,007)

Supplemental cash flow information
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

NOVA NATURAL RESOURCES CORPORATION

Notes to Financial Statements

December 31, 2010 and 2009

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

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.  109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2010 and 2009.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2010. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2010 or 2009.

Note 2 - Significant Accounting Policies (continued)

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share was the same, at the reporting dates, as there were no common stock equivalents outstanding.

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights that may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company have minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated.

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

Note 2 - Significant Accounting Policies (continued)

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

Recent Accounting Pronouncements

On September 9, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Financial Statements.

On February 25, 2010, the FASB issued ASU No. 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU will be effective for the Company in the fourth quarter of 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on October 1, 2010.

Note 3 - Stockholders' Equity

Common stock

The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001.  As of December 31, 2010 and 2009 the Company had 5,021,764 shares of its $0.001 par value common stock issued and outstanding.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares that will be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period ended December 31, 2010.

Note 4 - Income Taxes

Current or deferred U.S. federal income tax provision or benefits have not been provided for any of the periods presented because the company has experienced operating losses since inception. Under ACS 740 “Income Taxes,” when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  The company has provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that they will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the period ended December 31, 2010 or 2009, applicable under ACS 740.  As a result of the adoption of ACS 740, the company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The component of the Company’s deferred tax asset as of December 31, 2010 and 2009 is as follows:

	2010	2009
Net operating loss carry forward	$6,322,688	$5,855,420
Valuation allowance	(6,322,688)	(5,855,420)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	2010	2009
Tax at statutory rate	$163,544	$13,902
Valuation allowance	(163,544)	(13,902)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2010 or 2009

The net federal operating loss carry forward will expire in 2023. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 5 - Related Party Transactions

The Company neither owns nor leases any real or personal property from a related party.

During the year, an officer or resident agent of the corporation provided office administration services without charging the company. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

The officers and directors for the Company are involved in other business activities and opportunities that, in the future, may result in potential conflicts of interest between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

The Company has received advances from related parties totaling $230,784 during the year to fund operations. These advances have been converted to notes that are non-interest bearing, due on demand and as such are included in current liabilities. Imputed interest has been considered, but is immaterial to the financial statements as a whole. These notes are convertible to common stock at the option of the holder at rates of $0.01 or $0.02 per share.

Note 6 - Warrants and Options

There were 1,533 stock options previously outstanding that were rescinded during the year ended December 31, 2010.

Note 7 – Convertible Debentures

The Series A convertible debentures were issued on December 1, 2010 for cash consideration. These debentures bear no interest and are convertible into common shares of Nova at the rate of $0.10 per share between June 1, 2011 and their maturity date of December 1, 2012. All convertible debentures still outstanding as at their date of maturity will automatically be converted into common stock at the rate of $0.10 per share.

Note 8 – Commitments and Contingencies

The Company has entered into an operating sub-lease for office space that expires in July 31, 2013. The rental payments are approximately $247,000 in 2011, $269,000 in 2012 and $169,000 in 2013. Total rental payments through the life of the lease are approximately $763,000.

Note 9 – Subsequent Events

Subsequent to the end of the year the Company entered into an agreement to lease premises in Bala, Ontario at market terms and conditions with a company controlled by a director of the Company for the operation of Nova’s second medical facility.

Subsequent to the end of the year, the Trust issued $48,000 of Series B convertible debentures in satisfaction of liabilities related to services provide to Nova. These debentures bear no interest and are convertible into common shares of Nova at the rate of $0.10 per share between six months after their date of issuance and their maturity date of two years from their date of issuance. All convertible debentures still outstanding as at their date of maturity will automatically be converted into common stock at the rate of $0.10 per share.

Subsequent to the end of the year, the Trust issued $455,000 of Series C convertible debentures. The Series C convertible debentures were issued on March 31, 2011 for cash consideration. These debentures bear no interest and are convertible into common shares of Nova at the rate of $0.15 per share between September 30, 2011 and their maturity date of March 31, 2013. All convertible debentures still outstanding as at their date of maturity will automatically be converted into common stock at the rate of $0.15 per share.

Note 10 – Convertible Debt

During the year ended December 31, 2010, the Company issued a total of $245,500 USD and $420,559 CAD of convertible notes. The notes are convertible at the option of the holder up to the mandatory conversion date. The Company has adequate common shares in its treasury to cover the conversions if all notes are exercised. There are the following convertible notes issued at the conversion rate indicated.

Note	Amount	Currency	Date	Conversion Price in USD	Number of Shares		Effect on Dilution
1	$ 50,500.00	U.S.	04/1/2010	$ 0.01	5,050,000		21.93%
2	170,000.00	U.S.	10/1/2010	0.02	8,500,000		36.91%
3	10,000.00	CDN	12/1/2010	0.10	100,000	*	0.43%
4	25,000.00	CDN	12/1/2010	0.10	250,000	*	1.09%
5	25,000.00	CDN	12/1/2010	0.10	250,000	*	1.09%
6	25,000.00	CDN	12/1/2010	0.10	250,000	*	1.09%
7	50,000.00	CDN	12/1/2010	0.10	500,000	*	2.17%
8	10,000.00	CDN	12/1/2010	0.10	100,000	*	0.43%
9	10,559.00	CDN	12/1/2010	0.10	105,590	*	0.46%
10	15,000.00	CDN	12/1/2010	0.10	150,000	*	0.65%
11	150,000.00	CDN	12/1/2010	0.10	1,500,000	*	6.51%
12	25,000.00	CDN	12/1/2010	0.10	250,000	*	1.09%
13	25,000.00	CDN	12/1/2010	0.10	250,000	*	1.09%
14	50,000.00	CDN	12/1/2010	0.10	500,000	*	2.17%
15	25,000.00	U.S.	12/1/2010	0.10	250,000		1.09%

*Actual number of shares issued if converted will vary depending on the exchange rate at time of conversion.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T). Controls and Procedures

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

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management made an internal assessment of the effectiveness of our internal control over financial reporting as of 12/31/2010. In making this assessment, it used the experience of the President and CEO. Based on this evaluation, our management concluded that the internal control is ineffective since there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Age	Position
Wayne A. Doss	57	President, chief executive officer and director
DR Luke Fazio	34	Director

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

On March 29, 2010, Mr. Nick Laroche, Director of Nova Natural Resources Corporation resigned and the Board of Directors accepted the resignation.

On November 29, 2010, Mr. Wayne A. Doss, Director of the company placed the name of Shawn Leon, forward for nomination to theBoard of Directors of Nova and appointment to the position of President. The Board of Directors unanimously resolved that Mr. Shawn Leon be elected to the Board of Directors and be appointed President of Nova Natural Resources Corporation and serve for one year as Director unless reelected for a longer term. Mr. Doss will continue to serve as the Company Chief Executive Officer.

Shawn Leon, 51, Graduated with Honors in Business Administration, Wilfrid Laurier University in 1982. Mr. Leon has a diversity of experience in many business enterprises such as; real estate development and construction, and experience in private and public companies. Mr.  Leon has held various managerial and owner positions in these companies which have included; IT, Communications, Industrial Minerals,Mining, Oil and Gas exploration, Dimensional Stone Manufacturing, Aggregates, Hospitality, and Medical Services.

On April 14, 2011, Shawn Leon, President and Director of the company placed the name of Michael Howlett forward for nomination to the Board of Directors of the company. The Board of Directors unanimously resolved that Michael Howlett be elected to the Board of Directors of Nova Natural Resources Corporation and serve for one year unless reelected for a longer term.

Michael Howlett 60, brings more than three decades of experience in the private sector.  His background includes a long and distinguished career with the Preston Group of Companies that culminated in his role as Chair and CEO, responsible for strategic planning, operations and mergers and acquisitions.

When acquired by OE Canon, Mr. Howlett dedicated his attention to helping re-shape the not-for-profit sectors.  His work with the Canadian Diabetes Association as President and CEO led the organization to national and international recognition through its research, education programs and influence in changing public policy.  In 2008, he accepted an invitation from the Government of Canada to direct the two-year launch of the Mental Health Commission and created the financial, strategic and operational framework that would support its ten-year mandate to generate awareness and understanding of mental health.

Now, as Chariman and Chief Executive Officer of Carmichael & Holmes Inc., he consults to a number of businesses throughout Canada and the United States, as well as in England and Europe.  His focus is maximizing an organization’s potential to ensure profitability and growth.  He brings extensive experience in the development, management and re-engineering of both start-up and established organizations in a broad range of sectors.

(b) On April 14, 2011, Wayne A Doss, Chief Executive Officer and Director of Nova Natural Resources Corporation resigned and the Board of Directors accepted the resignation. Mr. Doss is leaving to focus on other business opportunities.

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

Summary Compensation Table

The following table shows the compensation for the fiscal year ended December 31, 2010 earned by the President, Chief Executive Officer and Director:

	Fiscal			Stock	Option	All Other
Name and	Year	Salary	Bonus	Awards	Awards	Compensation	Total
Principle Position	Ended	($)	($)	($)(1)	($)\	($)	($)

Shawn Leon	2010	$58,000	$0	$0	$0	$0	$58,000
President,	2009	$0	$0	$0	$0	$0	$0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the ownership of our common stock as of December 31, 2010 by: (i) each Director; (ii) each of the Named Executives Officers in the Summary Compensation Table; (iii) all Executive Officers and Directors of the Company as a group and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. As of December 31, 2010, there are 5,021,764 shares of common stock outstanding.

	Name and	Amount and Nature
Title Of Class	Beneficial Owner	of Beneficial Owner	Percent of Class
Common Stock	Wayne Doss	2,430,000	48.4
Common Stock	Ed Blasiak	475,000	9.5
Common Stock	Robert Salna	400,000	8

Item 13. Certain Relationships and Related Transactions

None

Item 14. Principal Accountant Fees and Services

In January 2002, the Company's Board engaged Eddy S.L. Chin Chartered Accountant as the independent accountant of the Company.

Fees that we paid to Eddy S.L. Chin Chartered Accountant for the fiscal year ended December 31, 2010, fees paid for the fiscal year ended December 31, 2009 are set forth below:

	2010	2009
Audit fees	$12,000	$10,000
Tax fees	1,200	0
All other fees	0	0

	$13,200	$10,000

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2010, and 2009.

Tax Fees

Tax fees were paid to auditors for tax compliance services during the fiscal years ended December 31, 2010 and no fees for “Tax” were paid in 2009.

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" and “Tax Fees” for the fiscal years ended December 31, 2010, and we did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal years ended December 31, 2009.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

DATE: April 17, 2011

By: /S/ Shawn Leon

Shawn Leon

President, CEO