Form 10-Q
period 2011-03-31
NOVA NATURAL RESOURCES CORP
filed 2011-07-27
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

Commission File number 0-15078

NOVA NATURAL RESOURCES CORPORATION

(Name of Small Business Issuer in its charter)

Colorado	84-1227328
(State or other	(I.R.S. Employer of
jurisdiction of incorporation	Incorporation
Identification No.)	Identification No.)

Suite 300, 5734 Yonge Street,

North York, Ontario, Canada M2M 4E7
(Address of principal executive offices)

 (416) 222-5501)

(issuer's phone number)

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section

12(g) of the Act:

Common Stock, $.01 Par Value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .

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

As of March 31, 2011, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.01 par value as of March 31, 2011, 5,021,764

NOVA NATURAL RESOURCES CORPORATION

PART 1

NOVA NATURAL RESOURCES CORPORATION

Consolidated Financial Statements

For the Three Months Ended March 31, 2011

Unaudited

NOVA NATURAL RESOURCES CORPORATION

Consolidated Financial Statements

For the Three Months Ended March 31, 2011

Unaudited

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nova Natural Resources Corporation

I have examined the accompanying balance sheets of Nova Natural Resources Corporation (the Company) as of March 31, 2011, and the related statements of operations, changes in stockholders’ equity, and cash flows for the period from January 1, 2011 to March 31, 2011. A review includes primarily applying analytical procedures to management’s financial data and making inquiries of company management.  A review is substantially less in scope than an audit, the objective of which is the expression of an opinion regarding the financial statements as a whole.  Accordingly, I do not express such an opinion.

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America and for designing, implementing, and maintaining internal control relevant to the preparation and fair presentation of the financial statements.

My responsibility is to conduct the review in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.  Those standards require me to perform procedures to obtain limited assurance that there are no material modifications that should be made to the financial statements. I believe that the results of my procedures provide a reasonable basis for my report.

Based on my review, I are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Eddy Chin Chartered Accountant

Licensed Public Accountant

Thornhill, Ontario

April 15, 2011

NOVA NATURAL RESOURCES CORPORATION
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	Unaudited
ASSETS
Current assets
Cash	$244,531	$48,376
Accounts receivable	105,925	40,907
Prepaid expenses	54,321	52,436
Other current assets	11,307	10,965
Total current assets	416,084	152,684

Fixed assets, net of accumulated depreciation of $78,182 and $52,781	346,802	342,695

Total assets	$762,886	$495,379

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$-	$15
Accounts payable and accrued liabilities	410,027	298,529
Notes payable, current portion	842,680	420,601
Related party payables	301,693	404,895
Total current liabilities	1,554,400	1,124,040

Notes payable, net of current portion	92,680	25,000

Total liabilities	1,647,080	1,149,040

Stockholders' deficit
Common stock; $0.01 par value, 50,000,000 shares authorized;5,021,764 shares issued and outstanding	50,218	50,218
Additional paid-in capital	5,631,664	5,631,664
Other comprehensive loss	(12,153)	(12,855)
Accumulated deficit	(6,553,923)	(6,322,688)
Total stockholders' deficit	(884,194)	(653,661)

Total liabilities and stockholders' deficit	$762,886	$495,379

See accompanying notes to the financial statements

NOVA NATURAL RESOURCES CORPORATION
Consolidated Statements of Operations Unaudited

	Three Months Ended March 31,
	2011	2010
Revenues	$223,788	$-
Cost of services provided	129,941	-
Gross margin	93,847	-

Operating expenses
Travel	250	4,528
Depreciation	23,366	-
Professional fees	101,816	541
Rent	114,609	-
Meals and entertainment	1,960	-
Salaries and wages	40,712	-
Medical records	14,047	-
General and administrative	28,322	786
Total operating expenses	325,082	5,855

Net loss applicable to common shareholders	$(231,235)	$(5,855)

Other comprehensive loss
Foreign currency translation adjustment	(702)	-
Total comprehensive loss	$(231,937)	$(5,855)

Basic and diluted loss per common share	$(0.05)	$(0.00)
Weighted average shares outstanding	5,021,764	5,021,764

See accompanying notes to the financial statements

NOVA NATURAL RESOURCES CORPORATION
Consolidated Statements of Cash Flows Unaudited

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(231,235)	$(5,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,366	-
Changes in operating assets and liabilities:
Accounts receivable	(65,018)	-
Prepaid expenses	(1,885)	-
Other current assets	(342)	-
Accounts payable and accrued liabilities	111,498	(728)
Net cash used in operating activities	(163,616)	(6,583)

Investing activities
Purchase of fixed assets	(27,473)	-
Net cash provided by investing activities	(27,473)	-

Financing activities
Repayment of bank overdraft	(15)	-
Proceeds from notes payable	489,759	-
Proceeds from related party payables	(103,202)	7,990
Net cash used in financing activities	386,542	7,990

Effect of exchange rate on cash	702	-

Net change in cash	196,155	1,407
Beginning cash balance	48,376	5,550
Ending cash balance	$244,531	$6,957

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements

NOVA NATURAL RESOURCES CORPORATION

Notes to the Consolidated Financial Statements

March 31, 2011

Note 1 - Nature of Business

Nova Natural Resources Corporation (the "Company" or “Nova”) was incorporated under the laws of the state of Colorado on April 1, 1993. As at March 31, 2010, the Trust owned 100% of the outstanding shares of each of 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc., both of which were incorporated in 2010 under the laws of the Province of Ontario. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). Certain comparative figures have been reclassified to conform to the current period's financial presentation.

The Company has elected a fiscal year end of December 31.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2011.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2011.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2011 or 2010.

NOVA NATURAL RESOURCES CORPORATION

Notes to the Consolidated Financial Statements

March 31, 2011

Note 2 - Significant Accounting Policies (continued)

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net loss applicable to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share was the same, at the reporting dates, as there were no common stock equivalents outstanding.

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

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss.  Therefore, translation adjustments are not included in determining net loss but reported as other comprehensive income.

NOVA NATURAL RESOURCES CORPORATION

Notes to the Consolidated Financial Statements

March 31, 2011

Note 2 - Significant Accounting Policies (continued)

Principals of Consolidation (continued)

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

Note 3 - Stockholders’ Equity

Common Stock

The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.01.  As of March 31, 2011 the Company had 5,021,764 shares of its $0.01 par value common stock issued and outstanding.

NOVA NATURAL RESOURCES CORPORATION

Notes to the Consolidated Financial Statements

March 31, 2011

Note 3 - Stockholders’ Equity (continued)

Net Loss Per Common Share

Net loss per common share is computed using the basic and diluted weighted average number of common shares outstanding during the period.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares that will be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the three months ended March 31, 2011.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three month period ended March 31, 2011 or 2010, applicable under ACS 740.  As a result of the adoption of ACS 740, the company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The component of the Company’s deferred tax asset as of March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
Net operating loss carry forward	$6,553,923	$6,322,688
Valuation allowance	(6,553,923)	(6,322,688)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	March 31, 2011	December 31, 2010
Tax at statutory rate	$80,932	$163,544
Valuation allowance	(80,932)	(163,544)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the three months ended March 31, 2011 or 2010.

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

NOVA NATURAL RESOURCES CORPORATION

Notes to the Consolidated Financial Statements

March 31, 2011

Note 5 - Related Party Transactions (continued)

The Company has repaid advances from related parties totaling $103,202 during the period to fund operations. The net advances have been converted to notes that are non-interest bearing, due on demand and as such are included in current liabilities. Imputed interest has been considered, but is immaterial to the financial statements as a whole. These notes are convertible to common stock at the option of the holder at rates of $0.01 or $0.02 per share.

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

On March 1, 2011 the Trust issued $48,000 of Series B convertible debentures in satisfaction of liabilities related to services provide to Nova. These debentures bear no interest and are convertible into common shares of Nova at the rate of $0.10 per share between six months after their date of issuance and their maturity date of two years from their date of issuance. All convertible debentures still outstanding as at their date of maturity will automatically be converted into common stock at the rate of $0.10 per share.

On March 30 and 31, 2011 the Trust issued $400,000 of Series C convertible debentures for cash consideration. These debentures bear no interest and are convertible into common shares of Nova at the rate of $0.15 per share between September 30, 2011 and their maturity date of March 31, 2013. All convertible debentures still outstanding as at their date of maturity will automatically be converted into common stock at the rate of $0.15 per share

Note 8 – Commitments and Contingencies

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

NOVA NATURAL RESOURCES CORPORATION

Notes to the Consolidated Financial Statements

March 31, 2011

Note 9 – Convertible Debt

During the year ended December 31, 2010, the Company issued a total of $245,500 USD and $420,559 CAD of convertible notes. During the three months ended March 31, 2011 the Company issued a total of $65,000 USD and $335,000 CDN of convertible notes. The notes are convertible at the option of the holder up to the mandatory conversion date. The Company has adequate common shares in its treasury to cover the conversions if all notes are exercised. There are the following convertible notes issued at the conversion rate indicated.

Note	Amount	Currency	Date	Conversion Price in USD	Number of Shares		Effect on Dilution
1	$ 50,500.00	U.S.	04/1/2010	$ 0.01	5,050,000		21.93%
2	170,000.00	U.S.	10/1/2010	0.02	8,500,000		36.91%
3	10,000.00	CDN	12/1/2010	0.10	100,000	*	0.43%
4	25,000.00	CDN	12/1/2010	0.10	250,000	*	1.09%
5	25,000.00	CDN	12/1/2010	0.10	250,000	*	1.09%
6	25,000.00	CDN	12/1/2010	0.10	250,000	*	1.09%
7	50,000.00	CDN	12/1/2010	0.10	500,000	*	2.17%
8	10,000.00	CDN	12/1/2010	0.10	100,000	*	0.43%
9	10,559.00	CDN	12/1/2010	0.10	105,590	*	0.46%
10	15,000.00	CDN	12/1/2010	0.10	150,000	*	0.65%
11	150,000.00	CDN	12/1/2010	0.10	1,500,000	*	6.51%
12	25,000.00	CDN	12/1/2010	0.10	250,000	*	1.09%
13	25,000.00	CDN	12/1/2010	0.10	250,000	*	1.09%
14	50,000.00	CDN	12/1/2010	0.10	500,000	*	2.17%
15	25,000.00	U.S.	12/1/2010	0.10	250,000		1.09%
16	50,000.00	U.S.	03/30/2011	0.15	333,333		1.45%
17	15,000.00	U.S.	03/30/2011	0.15	100,000		0.43%
18	25,000.00	CDN	03/31/2011	0.15	166,667	*	0.73%
19	30,000.00	CDN	03/31/2011	0.15	200,000	*	0.86%
20	10,000.00	CDN	03/31/2011	0.15	66,667	*	0.29%
21	100,000.00	CDN	03/31/2011	0.15	666,667	*	2.89%
22	10,000.00	CDN	03/31/2011	0.15	66,667	*	0.29%
23	10,000.00	CDN	03/31/2011	0.15	66,667	*	0.29%
24	100,000.00	CDN	03/31/2011	0.15	666,667	*	2.89%
25	50,000.00	CDN	03/31/2011	0.15	333,333	*	1.45%

*Actual number of shares issued if converted will vary depending on the exchange rate at time of conversion.

Item 2. Management Discussion and Analysis

The following Management's Discussion and Analysis ("MD&A) for the three month period ended March 31, 2011 compared with the three month period ended March 31, 2010 provides readers with an overview of the operations of Nova Natural Resources Corporation ("Nova"). The MD&A provides information that the management of Nova believes is important to access and understand the results of operations and the financial condition of the Company.

Our objective is to present readers with a view of Nova through the eyes of management.

This discussion and analysis should be read in conjunction with Nova's financial statements and accompanying notes to the financial statements for the here month period ended March 31, 2011.

About Nova Natural Resources Corporation

Nova has been a business in transition since the divesture of the electronic business. Management has reviewed many business opportunities but has passed on those that did not ensure the company with free and clear assets and exclusive protection of the opportunity. On March 29, 2010 the company entered into an agreement with Greenestone Clinic Inc. (“Greenestone”) whereby it would provide consulting services to Nova for the development and operation of medical clinics in the province of Ontario, Canada. The term of the agreement was for one year whereby Greenestone would provide both the medical and business expertise in the initial startup of private clinics. Greenestone will provide the technical assistance to ensure the clinics are in compliance with governmental policy and procedure requirements and the necessary detailed operational requirements to operate the clinics. At the time of entering into this agreement, Greenestone had an operational facility with some services Nova plans to offer in its first Ontario facility.

Nova opened its first clinic in the last days of the second quarter of 2010 in North York, Ontario.  During the third quarter of 2010, the operations at the North York Clinic increased its medical services with 146 medical procedures performed. The volume of operations continued to increase during the fourth quarter of 2010, such that 172 medical procedures were performed.

For the first quarter 2011, 437 endoscopy procedures were performed giving rise to gross revenue of $223,788, substantially all of which was earned from the Ontario Health Insurance Plan (“OHIP”). As amounts owing from OHIP are backed by the government of Ontario, we see very little credit risk attributable to revenues billed to or owing from OHIP from time to time.

Key components of operating expenses during the quarter ended March 31, 2010, 2010 were as follows:

-payments to doctors performing services: in general, the doctor performing the actual medical procedure will receive 60% of the amounts we receive from OHIP as payment for the procedure performed; included in operating expenses for the first quarter 2011 is $129,941 of such amounts owing to doctors

-salaries and wages (primarily) to medical support staff (e.g. nurses, technicians, etc.) in the amount of $40,712

-premises rent of $59,710.82, and

-professional and management fees to third-party executive level service providers (in Canada) of $101,816

During the first quarter the company completed its site inspection by the College of Physicians and Surgeons of Ontario and was given a pass.  This is an intensive review by the College to ensure quality and safety for all patients seen at the clinic. The company agreed to operate a second endoscopy clinic within a Medical center in downtown Toronto.  It is anticipated that this clinic at 807 Broadview Avenue will be operational in the fourth quarter 2011.

During the first quarter Greenestone, a consultant to the Company offered to give up premises in Bala, Ontario previously leased by Greenestone and operated as a private medical resort and also allowed the company to use its name.  The company though a wholly owned subsidiary Greenestone Clinc Muskoka Inc.  (“Greenestone Muskoka”) entered into a new lease with the owner of the Bala, Ontario property to operate a mental health and addiction treatment center at the property.  The owner of the property is company wholly owned by the president of Nova.  The lease is a five year lease with renewal options at the end of the first and second years of the five year term.  The lease is a net lease and the company has a non-disturbance agreement from the mortgage lenders on the property for the whole term. The company has an option to purchase the property at any time during the term of the lease at appraised values.  Greenestone Muskoka purchased all of the assets of the owned by Greenestone that were used for the operation of the Bala property.   The new subsidiary will operate all private medical services provided to clients of the company including private executive medicals, coaching, counciling, and addiction treatment.  The addiction treatment center is expected to be operational in the third quarter of 2011.  Greenestone Muskoka raised $400,000 through the issue of convertible notes during the first quarter to finance the asset purchases and the operational shortfalls prior to opening.

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

Item 4.  Controls and Procedures I

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

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Our management made an internal assessment of the effectiveness of our internal control over financial reporting as of 3/31/2011. In making this assessment, it used the experience of the President and CEO. Based on this evaluation, our management concluded that the internal control is effective.

Part 2. OTHER INFORMATION

Item 1. Legal Proceedings

The subsidiary 1816191 Ontario Inc. received notice during the first quarter that an individual that suffered a perforated colon during a colonoscopy procedure intended to litigate against the 1816191 Ontario Inc. and the Doctor that performed the Procedure.  The insurer for the doctor and the company were notified and there is no claim filed during the quarter or subsequent to the quarter end.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

Not applicable

Item 5. Other Matters

Not applicable

ITEM 6.  Exhibits .

Exhibit No.	Description

Exhibit 31.1	Section 302 Certification of the CEO/CFO

Exhibit 32.1	Certification of the CEO/CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVA NATURAL RESOURCES CORP.
 Registrant

DATE: July 25, 2011

By: /s/ Shawn Leon

Shawn Leon

President & CEO