Form 10-Q
period 2011-06-30
NOVA NATURAL RESOURCES CORP
filed 2011-09-06
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the Quarterly Period ended June 30, 2011

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

Securities registered under Section

12(g) of the Act:

Common Stock, $.01 Par Value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [X]

Issuer's revenues for its most recent fiscal year totaled: $286,925                  Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format:
Yes___. No. X

As of June 30,  2011, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding. The number of Shares of Common Stock Outstanding $.01 par value as of June 30, 2011,  was 5,021,764.

NOVA NATURAL RESOURCES CORPORATION

Index to Form 10-Q

PART 1.	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements	1

	Consolidated Interim Balance Sheets as of June 30, 2011, June 30, 2010 and December 31, 2010	2

	Consolidated Interim Statements of Operations for the Quarters Ended June 30, 2011 and June 30, 2010 and Six Month Periods Ended June 30, 2011 and June 30, 2010	3

	Consolidated Interim Statement of Changes in Stockholders’ Deficit	4

	Consolidated Interim Statements of Cash Flows for the Six Month Periods Ended June 30, 2011and June 30, 2010	5

	Notes to the Financial Statements	6-15

Item 2.	Management Discussion and Analysis	16

Item 3.	Quantitative and Qualitative disclosure about Market Risk	17

Item 4.	Controls and Procedures	17

PART 2.	OTHER INFORMATION

Item 1	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

PART 1

NOVA NATURAL RESOURCES CORPORATION

Consolidated Financial Statements
For the Six Months Ended June 30, 2011
(Expressed in U.S. $)

Unaudited

CONTENTS

Page
Report of Independent Registered Public Accounting Firm	1

Consolidated Interim Balance Sheets as of June 30, 2011, June 30, 2010 and December 31, 2010	2

Consolidated Interim Statements of Operations for the Quarters Ended June 30, 2011 and June 30, 2010 and Six Month Periods Ended June 30, 2011 and June 30, 2010	3

Consolidated Interim Statement of Changes in Stockholders’ Deficit	4

Consolidated Interim Statements of Cash Flows for the Six Month Periods Ended June 30, 20 and June 30, 2010	5

Notes to the Consolidated Interim Financial Statements	6 - 15

Report of Independent Registered Public Accounting Firm

To the Shareholders of:
Nova Natural Resources Corporation

We have reviewed the accompanying interim Balance Sheets of Nova Natural Resources Corporation as of June 30, 2011, and the related interim Statements of Operations and Changes in Stockholders’ Deficit, for the three-month and six-month periods ended June 30, 2011 and June 30, 2010, and the Statements of Cash Flows for the six-month periods ended June 30, 2011 and June 30, 2010.  These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The comparative figures have been reviewed by another accountant.

"Watson Dauphinee & Masuch"
Chartered Accountants

Vancouver, B.C., Canada
August 31, 2011

NOVA NATURAL RESOURCES CORPORATION
Consolidated Interim Balance Sheets

	June 30,	June 30,	December 31,
	2011	2010	2010
	(Unaudited)	(Unaudited)

ASSETS

Current assets
Cash	$290,566	$32,253	$48,376
Accounts receivable	195,141	9,497	40,907
Prepaid expenses	51,840	57,722	52,436
Inventory	11,367	-	10,965
Total current assets	548,914	99,472	152,684

Fixed assets, net of accumulated depreciation (note 6)	661,106	81,057	342,695

Total assets	$1,210,020	$180,529	$495,379

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$-	$2,432	$15
Accounts payable and accrued liabilities	272,841	105,664	298,529
Convertible notes payable (note 7)	2,190,292	-	420,601
Related party notes (note 8)	356,188	337,479	404,895
Total current liabilities	2,819,321	445,575	1,124,040

Convertible notes payable, net of current portion (note 7)	-	24,980	25,000

Total liabilities	2,819,321	470,555	1,149,040

Stockholders' deficit
Common stock; $0.01 par value, 50,000,000 shares authorized; 5,021,764 shares issued and outstanding (note 10)	50,218	50,218	50,218
Additional paid-in capital	5,631,664	5,631,664	5,631,664
Other comprehensive loss	(16,879)	985	(12,855)
Accumulated deficit	(7,274,304)	(5,972,893)	(6,322,688)
Total stockholders' deficit	(1,609,301)	(290,026)	(653,661)

Total liabilities and stockholders' deficit	$1,210,020	$180,529	$495,379

See accompanying notes to the consolidated interim financial statements
Subject to Report of Independent Registered Public Accounting Firm dated August 31, 2011

NOVA NATURAL RESOURCES CORPORATION
Consolidated Interim Statements of Operations
(Unaudited)

	Quarter Ended June 30,		Six Month Period Ended June 30,
	2011	2010	2011	2010
Revenues	$286,925	$5,964	$510,713	$5,964
Cost of services provided	165,246	3,578	295,187	3,578
Gross margin	121,679	2,386	215,526	2,386

Operating expenses
Continuing education	5,592	6,040	5,592	6,040
Depreciation	24,593	-	47,959	-
General and administrative	103,524	5,858	131,846	6,644
Management fees (note 8)	355,888		355,888
Meals and entertainment	519	6,641	2,479	6,641
Medical records	27,178	-	41,225	-
Professional fees	29,761	44,631	131,577	45,172
Rent (note 8)	101,979	16,405	216,588	16,405
Salaries and wages	192,221	25,126	232,933	25,126
Travel	805	8,612	1,055	13,140
Total operating expenses	842,060	113,313	1,167,142	119,168

Other expense
Interest expense	-	692	-	692
Total other expense	-	692	-	692

Net loss applicable to common shareholders	$(720,381)	$(111,619)	$(951,616)	$(117,474)

Other comprehensive (loss) income
Foreign currency translation adjustment	(3,322)	985	(4,024)	985

Total comprehensive loss	$(723,703)	$(110,634)	$(955,640)	$(116,489)

Basic and diluted loss per common share	$(0.14)	$(0.02)	$(0.19)	$(0.02)

Weighted average shares outstanding	5,021,764	5,021,764	5,021,764	5,021,764

See accompanying notes to the consolidated interim financial statements
Subject to Report of Independent Registered Public Accounting Firm dated August 31, 2011

NOVA NATURAL RESOURCES CORPORATION
Consolidated Interim Statement of Changes in Stockholders' Deficit
(Unaudited)

	Common Stock		Additional	Other
			Paid –In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance December 31, 2007	8,071,764	$80,718	$5,622,164	$-	$(5,081,382)	$(98,500)
Adjustment					(30)	(30)
Common Stock Rescinded	(4,000,000)	(40,000)	-	-	-	(40,000)
Common Stock Issued for Convertible Note	950,000	9,500	9,500	-	-	19,000
Net Loss, Year End December 31, 2008					(14,289)	(14,289)

Balance December 31, 2008	5,021,764	50,218	5,631,664		(5,815,701)	(133,819)

Net Loss Year Ended December	-	-	-	-	(39,719)	(39,719)
31, 2009

Balance December 31, 2009	5,021,764	50,218	5,631,664	-	(5,855,420)	(173,538)
Foreign Currency translation				(12,855)		(12,855)
Net Loss Year Ended December					(467,268)	(467,268)
31, 2010

Balance December 31, 2010	5,021,764	50,218	5,631,664	(12,855)	(6,322,688)	(653,661)
Foreign Currency translation				(4,024)		(4,024)
Net Loss Six Months Ended June 30, 2011					(951,616)	(951,616)

Balance June 30, 2011	5,021,764	50,218	5,631,664	(16,879)	(7,274,304)	(1,609,301)

See accompanying notes to the consolidated interim financial statements
Subject to Report of Independent Registered Public Accounting Firm dated August 31, 2011

NOVA NATURAL RESOURCES CORPORATION
Consolidated Interim Statements of Cash Flows
(Unaudited)

	Six Month Period Ended June 30,
	2011	2010
Operating activities
Net loss	$(951,616)	$(117,474)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	47,959	-

Changes in operating assets and liabilities
Accounts receivable	(154,234)	(9,622)
Prepaid expenses	597	(58,481)
Inventory	(402)	-
Accounts payable and accrued liabilities	(25,688)	96,570
Net cash used in operating activities	(1,083,384)	(89,007)

Investing activities
Purchase of fixed assets	(366,372)	(82,123)
Net cash provided by investing activities	(366,372)	(82,123)

Financing activities
Proceeds from bank overdraft	(15)	2,464
Proceeds from convertible notes payable	1,769,671	24,980
(Advances to) proceeds from related party notes	(48,707)	170,322
Net cash used in financing activities	1,720,949	197,766

Effect of exchange rate on cash	(29,003)	67

Net change in cash	242,190	26,703
Beginning cash balance	48,376	5,550
Ending cash balance	$290,566	$32,253

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated interim financial statements
Subject to Report of Independent Registered Public Accounting Firm dated August 31, 2011

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
June 30, 2011

Note 1 - Nature of business

Nova Natural Resources Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. As at June 30, 2011, the Company owns 100% of the outstanding shares of each of 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc., both of which were incorporated in 2010 under the laws of the Province of Ontario, Canada. 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc. provide medical services to various patients in clinics located in two regions in Ontario, Canada; the city of Toronto and the regional municipality of Muskoka. These consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP"). Certain comparative figures have been reclassified to conform to the current period's financial presentation.

Note 2 – Going concern

The Company’s financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business.  As at June 30, 2011, the Company has a working capital deficiency of $2,270,407, and accumulated deficit of $7,274,304.  Accordingly, the Company will be dependent upon the raising of additional capital through placement of common stock, and, or debt financing in order to implement its business plan.  There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition.  These consolidated interim financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

Note 3 - Significant accounting policies

The accounting policies of the Company are in accordance with US GAAP applied on a basis consistent with that of the preceding year.  Outlined below are those policies considered particularly significant.

Principals of consolidation

The accompanying consolidated interim financial statements include the accounts of the Company and its two subsidiaries, as noted in note 1. All inter-company transactions and balances have been eliminated on consolidation.

The Company’s subsidiaries functional currency is the Canadian dollar (CAD), while the Company’s reporting currency is the U.S. dollar (USD).  All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with ASC 830, "Foreign Currency Translation" as follows:

i)    Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
ii)   Equity at historical rates.
iii)  Revenue and expense items at the average rate of exchange prevailing during the period.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
June 30, 2011

Note 3 - Significant accounting policies (cont’d)

Principals of consolidation (cont’d)

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

Revenue recognition

Revenue is recognized when the service is provided to the patient, at which time title to the service and significant risks of ownership have passed.

Use of estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the recognition, measurement and disclosure of amounts reported in the financial statements and accompanying notes. The reported amounts, including amortization, allowance for doubtful accounts, costs and recognized profit in excess of billings, deferred revenue and note disclosures are determined using management's best estimates based on assumptions that reflect the most probable set of economic conditions and planned courses of action. Actual results will differ from such estimates.

Cash

The Company's policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition.  There were no cash equivalents as of June 30, 2011.

Financial instruments

The Company initially measures its financial assets and liabilities at fair value, except for certain non-arm's length transactions.  The Company subsequently measures all its financial assets and financial liabilities at amortized cost.

Financial assets measured at amortized cost include cash, accounts receivable, prepaid expenses and inventory. Financial liabilities measured at amortized cost include bank overdraft and accounts payable and accrued.

Financial assets measured at cost are tested for impairment when there are indicators of impairment.  The amount of the write-down is recognized in net income.  The previously recognized impairment loss may be reversed to the extent of the improvement, directly or by adjusting the allowance account, provided it is no greater than the amount that would have been reported at the date of the reversal had the impairment not been recognized previously.  The amount of the reversal is recognized in net income.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
June 30, 2011

Note 3 - Significant accounting policies (cont’d)

Financial instruments (cont’d)

The Company recognizes its transaction costs in net income in the period incurred.  However, financial instruments that will not be subsequently measured at fair value are adjusted by the transaction costs that are directly attributable to their origination, issuance or assumption.

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

The Company does not have assets or liabilities measured at fair value on a recurring basis at June 30, 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the quarter ended June 30, 2011.

Fixed assets

Fixed assets are recorded at cost.  Amortization is calculated on the declining balance method at the following annual rates:

Medical equipment	30%
Furniture and equipment	20%
Computer equipment	30-45%
Computer software	100%

Leasehold improvements are amortized using the straight-line method over the term of the lease.  Half rates are used in the year of acquisition.

Income taxes

The Company uses the asset and liability method to account for income taxes. Under this method, future income tax assets and liabilities are determined based on the difference between the carrying value and the tax basis of the assets and liabilities. Any change in the net amount of future income tax assets and liabilities is included in income. Future income tax assets and liabilities are determined based on enacted or substantively enacted tax rates and laws which are expected to apply to the Company's taxable income for the periods in which the assets and liabilities will be recovered. Future income tax assets are recognized when it is more likely than not that they will be realized.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
June 30, 2011

Note 3 - Significant accounting policies (cont’d)

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

Note 4 – Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or “FASB,” issued new guidance on the presentation of comprehensive income. The guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, the guidance requires that reclassification adjustments between other comprehensive income and net income be presented on the face of the financial statements, except in the case of foreign currency translation adjustments that are not the result of complete or substantially complete liquidation of an investment in a foreign entity. The amendments in this update are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company does not expect adoption of the new guidance to have a material impact on the consolidated financial statements.

In May 2011, FASB issued new guidance to achieve common fair value measurement and disclosure requirements between US GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011.  The Company does not expect adoption of the new guidance to have a material impact the consolidated financial statements.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
June 30, 2011

Note 5 – Financial instruments

The Company is exposed to various risks through its financial instruments.  The following analysis provides a measure of the Company's risk exposure and concentrations at the balance sheet date, June 30, 2011:

(a)           Credit risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation.  Financial instruments that subject the Company to credit risk consist primarily of cash, accounts receivable and bank overdraft.

Credit risk associated with cash and bank overdraft is minimized by ensuring these financial assets and liabilities are placed with financial institutions with high credit ratings.

With respect to accounts receivable, concentration of credit risk is minimal as the Company receives all of its revenues from the Ontario Ministry of Health and Long-Term Care, a provincially regulated program.

(b)           Liquidity risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due.  The Company's approach is to ensure it will have sufficient liquidity to meet its liabilities when due, under both normal and stressed circumstances.

(c)           Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices.  Market risk comprises three types of risk: interest rate risk, currency risk, and other price risk.  The Company is not exposed to these risks.

(d)           Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates.  The Company has no outstanding loans influenced by market interest rates, and thus is not subject to interest rate risk.

(e)           Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates.  The Company’s subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. The Company has not entered into any hedging agreements to mediate this risk.

(f)           Other price risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices (other than those arising from interest rate risk or currency risk), whether those changes are caused by factors specific to the individual financial instrument or its issuer, or factors affecting all similar financial instruments traded in the market.  The Company is not exposed to this risk.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
June 30, 2011

Note 6 –Fixed assets

			Net Book Value
	Cost	Accumulated Amortization	June 30, 2011	June 30, 2010	December 31, 2010
Medical equipment	$288,127	$64,299	$223,828	$-	$228,930
Furniture and equipment	369,103	16,158	352,945	30,740	47,737
Computer equipment	5,474	-	5,474	-	-
Computer software	20,124	-	20,124	-	-
Leasehold improvements	81,128	22,393	58,735	50,317	66,028
	$763,956	$102,850	$661,106	$81,057	$342,695

During the quarter ended June 30, 2011, a subsidiary purchased $293,416 of fixed assets from a related party (note 8).  Since the subsidiary’s operations did not commence during the quarter ended June 30, 2011, amortization has not been taken on these fixed assets.  The subsidiary’s facilities were available for use subsequent to the June 30, 2011 quarter end and the subsidiary has since begun taking amortization on these fixed assets in accordance to the Company’s amortization policy.

Note 7 – Convertible notes payable

The notes are convertible at the option of the holder up to the maturity date; any convertible debentures still outstanding as at their maturity date will automatically convert into common stock of the Company.  The Company has adequate common shares in its treasury to cover the conversions if all notes are exercised.

The Company has the following convertible notes outstanding.

Note	Amount	Issuance Date	Conversion Price in USD	Number of Shares	Maturity Date
1	$50,500	4/01/10	$0.01	5,050,000	n/a
2	170,000	10/01/10	$0.02	8,500,000	n/a
3	10,368	12/01/10	$0.10	100,000	12/01/12
4	25,920	12/01/10	$0.10	250,000	12/01/12
5	25,920	12/01/10	$0.10	250,000	12/01/12
6	25,920	12/01/10	$0.10	250,000	12/01/12
7	51,840	12/01/10	$0.10	500,000	12/01/12
8	10,368	12/01/10	$0.10	100,000	12/01/12
9	10,948	12/01/10	$0.10	105,590	12/01/12
10	15,552	12/01/10	$0.10	150,000	12/01/12
11	155,521	12/01/10	$0.10	1,500,000	12/01/12
12	25,920	12/01/10	$0.10	250,000	12/01/12

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
June 30, 2011

Note 7 – Convertible notes payable (cont’d)

Note	Amount	Issuance Date	Conversion Price in USD	Number of Shares	Maturity Date
13	$25,920	12/01/10	$0.10	250,000	12/01/12
14	51,840	12/01/10	$0.10	500,000	12/01/12
15	25,000	12/01/10	$0.10	250,000	n/a
16	49,767	1/31/11	$0.10	480,000	1/31/13
17	50,000	3/30/11	$0.15	333,333	n/a
18	15,000	3/30/11	$0.15	100,000	n/a
19	25,920	3/30/11	$0.15	166,667	3/30/13
20	31,104	3/30/11	$0.15	200,000	3/30/13
21	10,368	3/31/11	$0.15	66,667	3/31/13
22	103,681	3/31/11	$0.15	666,667	3/31/13
23	10,368	3/31/11	$0.15	66,667	3/31/13
24	10,368	3/31/11	$0.15	66,667	3/31/13
25	103,681	3/31/11	$0.15	666,667	3/31/13
26	51,840	3/31/11	$0.15	333,333	3/31/13
27	31,104	3/31/11	$0.15	200,000	3/31/13
28	20,736	3/31/11	$0.15	133,333	3/31/13
29	5,184	3/31/11	$0.15	33,333	3/31/13
30	25,920	4/15/11	$0.10	250,000	4/15/13
31	6,221	6/15/11	$0.10	60,000	6/15/13
32	8,294	6/15/11	$0.10	80,000	6/15/13
33	4,147	6/15/11	$0.10	40,000	6/15/13
34	80,871	6/15/11	$0.10	780,000	6/15/13
35	207,361	6/24/11	$0.15	1,333,333	6/24/13
36	31,104	6/30/11	$0.15	200,000	6/30/13
37	16,589	6/30/11	$0.15	106,667	6/30/13
38	33,178	6/30/11	$0.15	213,333	6/30/13
39	68,429	6/30/11	$0.15	440,000	6/30/13
40	62,208	6/30/11	$0.15	400,000	6/30/13
41	72,576	6/30/11	$0.15	466,667	6/30/13
42	15,034	6/30/11	$0.15	96,667	6/30/13
43	155,521	6/30/11	$0.15	1,000,000	6/30/13
44	51,840	6/30/11	$0.15	333,333	6/30/13
45	150,337	6/30/11	$0.15	966,667	6/30/13
	$2,190,292			28,285,591

*The actual number of shares issued if converted will vary depending on the exchange rate at time of conversion.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
June 30, 2011

Note 7 – Convertible notes payable (cont’d)

During the quarter ended June 30, 2011, the Company issued $125,454 of Series B convertible debentures in satisfaction of liabilities related to services provided to the Company. These debentures bear no interest and are convertible into common shares of the Company at the rate of $0.10 per share between six months after their date of issuance and their maturity date of two years from their date of issuance. All convertible debentures still outstanding as at their date of maturity will automatically convert into common stock at the rate of $0.10 per share.

During the quarter ended June 30, 2011, the Company issued $565,060 Series C convertible debentures for cash consideration. These debentures bear no interest and are convertible into common shares of the Company at the rate of $0.15 per share between six months after their date of issuance and their maturity date of two years from their date of issuance. All convertible debentures still outstanding as at their date of maturity will automatically convert into common stock at the rate of $0.15 per share.

During the quarter ended June 30, 2011, the Company issued $80,871 of Series D convertible debentures in satisfaction of liabilities related to services provided to the Company. These debentures bear no interest and are convertible into common shares of the Company at the rate of $0.15 per share between six months after their date of issuance and their maturity date of two years from their date of issuance. All convertible debentures still outstanding as at their date of maturity will automatically convert into common stock at the rate of $0.15 per share.

During the quarter ended June 30, 2011, the Company issued $218,248 of Series E convertible debentures in satisfaction of liabilities related to services provided to the Company. These debentures bear no interest and are convertible into common shares of the Company at the rate of $0.15 per share between six months after their date of issuance and their maturity date of two years from their date of issuance. All convertible debentures still outstanding as at their date of maturity will automatically convert into common stock at the rate of $0.15 per share.

 Note 8 –Related party transactions

The Company is related to Greenestone Clinic Inc. as its sole-shareholder is the spouse of one of the Company’s directors.  During the quarter ended June 30, 2011, the Company purchased $293,416 of furniture and equipment from Greenestone Clinic Inc. The transaction was measured at the exchange amount, being the fair market value of the furniture and equipment acquired.

The Company had management fees totaling $93,313 to the director for services which are included in management fees. These fees were converted to notes payable and are convertible to common stock at the option of the holder at rates of $0.10 or $0.15 per share.

The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. at market terms. Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder being a director of the Company. Rent is measured at the exchange amount, being the fair market value to rent the premise (note 11).

The officers and directors for the Company are involved in other business activities and opportunities that, in the future, may result in potential conflicts of interest between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

The Company has repaid advances to related parties totaling $48,707 during the current quarter period ended. The net advances have been converted to notes that are non-interest bearing, due on demand and as such are included in current liabilities. Imputed interest has been considered, but is immaterial to the financial statements as a whole. These notes are convertible to common stock at the option of the holder at rates of $0.10 or $0.15 per share.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
June 30, 2011

Note 9 -Income taxes

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the six month periods ended June 30, 2011 and June 30, 2010, applicable under ACS 740.  As a result of the adoption of ACS 740, the Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The component of the Company’s deferred tax asset as of June 30, 2011, June 30, 2010 and December 31, 2010 is as follows:

	June 30, 2011	June 30, 2010	December 31, 2010
Net operating loss carry forward	$7,274,304	$5,972,894	$6,322,688
Valuation allowance	(7,274,304)	(5,972,894)	(6,322,688)
Net deferred tax asset	$-	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:
	June 30, 2011	June 30, 2010	December 31, 2010
Tax at statutory rate	$333,066	$41,116	$163,544
Valuation allowance	(333,066)	(41,116)	(163,544)
Net deferred tax asset	$-	$-	$-

The Company did not pay any income taxes during the six month periods ended June 30, 2011 and June 30, 2010.

The net federal operating loss carry forward will expire in 2023.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
June 30, 2011

Note 10 -Stockholders’ deficit

Common stock

The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001.  As of June 30, 2011 the Company had 5,021,764 shares of its $0.001 par value common stock issued and outstanding.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares that will be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the quarter ended June 30, 2011.

Note 11 – Commitments and contingencies

The Company is committed under two non-cancellable operating lease agreements for rental of premises.  The rental of premise agreement for the subsidiary, 1816191 Ontario Inc. expires July 31, 2013 and the premise agreement for the subsidiary, Greenestone Clinic Muskoka Inc. expires March 31, 2016 (note 8).

Future minimum annual payment requirements are as follows:

2011	$474,000
2012	702,000
2013	784,500
2014	660,000
2015	495,000
Thereafter	165,000
$3,280,500

Item 2. Management Discussion and Analysis

The following Management's Discussion and Analysis ("MD&A) for the three month period ended June 30, 2011 compared with the three month period ended June 30, 2010,  provides readers with an overview of the operations of Nova Natural Resources Corporation ("Nova"). The MD&A provides information that the management of Nova believes is important to access and understand the results of operations and the financial condition of the Company .Our objective is to present readers with a view of Nova through the eyes of management.

This discussion and analysis should be read in conjunction with Nova's financial statements and accompanying notes to the financial statements for the six month period ended June 30, 2011.

About Nova Natural Resources Corporation

Nova has been a business in transition since the divesture of the electronic business. Management has reviewed many business opportunities but has passed on those that did not ensure the company with free and clear assets and exclusive protection of the opportunity. On March 29, 2010 the company entered into an agreement with Greenestone Clinic Inc. (“Greenestone”)  whereby it would provide consulting services to Nova for the development and operation of medical clinics in the province of Ontario, Canada. The term of the agreement was for one year whereby Greenestone would provide both the medical and business expertise in the initial startup of private clinics. Greenestone was to provide the technical assistance to ensure the clinics are in compliance with governmental policy and procedure requirements and the necessary detailed operational requirements to operate the clinics. At the time of entering into this agreement, Greenestone had an operational facility with some services Nova planned to offer in its first Ontario facility.

Nova opened its first clinic in the last days of the second quarter of 2010 in North York, Ontario.  During the third quarter of 2010, the operations at the North York Clinic increased its medical services with 146 medical procedures performed. The volume of operations continued to increase during the fourth quarter of 2010, such that 172 medical procedures were performed. During the  first quarter of 2011, 437 endoscopy procedures were performed.

For the second quarter 2011, 561 endoscopy procedures were performed giving rise to gross revenue of $286,925, substantially all of which was earned from the Ontario Health Insurance Plan (“OHIP”). As amounts owing from OHIP are backed by the government of Ontario, we see very little credit risk attributable to revenues billed to or owing from OHIP from time to time.

Key components of operating expenses during the quarter ended June 30, 2011 were as follows:

-payments to doctors performing services: in general, the doctor performing the actual medical procedure will receive 60% of the amounts we receive from OHIP as payment for the procedure performed; included in operating expenses for the first quarter 2011 is $165,246 of such amounts owing to doctors
-salaries and wages (primarily) to medical support staff (e.g. nurses, technicians, etc.) in the amount of $195,221
-premises rent of $101,979, and
-professional and fees to third-party executive level service providers (in Canada) of $29,761
-management fees of  $355,888

Salaries and wages and premises rent increased significantly due to the expense of opening the Recovery Centre at the Company’s Bala, Ontario location.  During the second quarter Nova completed the preparations of its Albany Clinic and is slated to go through the College of Physicians and Surgeons inspection process in the third quarter.

During the first quarter Greenestone, a consultant to the Company offered to give up premises in Bala, Ontario previously leased by Greenestone and operated as a private medical resort and also allowed the company to use its name.  The company though a wholly owned subsidiary Greenestone Clinc Muskoka Inc.  (“Greenestone Muskoka”) entered into a new lease with the owner of the Bala, Ontario property to operate a mental health and addiction treatment center at the property.  The owner of the property is company wholly owned by the president of Nova.  The lease is a five year lease with renewal options at the end of the first and second years of the five year term.  The lease is a net lease and the company has a non-disturbance agreement from the mortgage lenders on the property for the whole term. The company has an option to purchase the property at any time during the term of the lease at appraised values.  Greenestone Muskoka purchased all of the assets of Greenestone that were used for the operation of the Bala property.   The new subsidiary will operate all private medical services provided to clients of the company including private executive medicals, coaching, counciling, and addiction treatment.  The addiction treatment center is expected to be operational in the third quarter of 2011.  Greenestone Muskoka raised $565,060  through the issue of convertible notes during the second  quarter to finance the asset purchases and the operational shortfalls prior to the opening of its recovery centre.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

Not applicable

Item 5. Other Matters

Not applicable

ITEM 6.   Exhibits

Exhibit No.	Description

Exhibit 31.1	Section 302 Certification of the Chief Executive Officer

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVA NATURAL RESOURCES CORPORATION
Registrant

DATE: September 6, 2011

By: /s/ Shawn Leon

Shawn Leon

President & CEO