Form 10-Q
period 2011-09-30
NOVA NATURAL RESOURCES CORP
filed 2012-01-04
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the Quarterly Period ended September 30, 2011

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

Securities registered under Section

12(g) of the Act:

Common Stock, $.01 Par Value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.  ☒

Issuer's revenues for its most recent fiscal year totaled: $506,718         Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format:
Yes  ☐. No  ☒.

As of September 30, 2011, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding. The number of Shares of Common Stock Outstanding $.01 par value as of September 30, 2011, was 13,521,568.

NOVA NATURAL RESOURCES CORPORATION

Index to Form 10-Q

PART 1. FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements	1

	Consolidated Interim Balance Sheets as of September 30, 2011, September 30, 2010 and December 31, 2010	2

	Consolidated Interim Statement of Changes in Stockholders’ Deficit	3

	Consolidated Interim Statements of Operations for the Quarters Ended September 30, 2011 and September 30, 2010 and Nine Month Periods Ended September 30, 2011 and September 30, 2010	4

	Consolidated Interim Statements of Cash Flows for the Quarters Ended September 30, 2011 and September 30, 2010 and Nine Month Periods Ended September 30, 2011 and September 30, 2010	5

	Notes to the Financial Statements	6-15

Item 2.	Management Discussion and Analysis	16

Item 3.	Quantitative and Qualitative disclosure about Market Risk	17

Item 4.	Controls and Procedures	17

PART 2. OTHER INFORMATION

Item 1	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

PART 1

NOVA NATURAL RESOURCES CORPORATION

Consolidated Financial Statements
For the Nine Months Ended September 30, 2011
(Expressed in U.S. $)

Unaudited

CONTENTS

Page
Report of Independent Registered Public Accounting Firm	1

Consolidated Interim Balance Sheets as of September 30, 2011, September 30, 2010 and December 31, 2010	2

Consolidated Interim Statements of Changes in Stockholders’ Deficit	3

Consolidated Interim Statements of Operations for the Quarters Ended September 30, 2011 and September 30, 2010 and Nine Month Periods Ended September 30, 2011 and September 30, 2010	4

Consolidated Interim Statements of Cash Flows for the Quarters Ended September 30, 2011 and September 30, 2010 and Nine Month Periods Ended September 30, 2011 and September 30, 2010	5

Notes to the Consolidated Interim Financial Statements	6 - 15

 Report of Independent Registered Public Accounting Firm

To the Shareholders of:
Nova Natural Resources Corporation

We have reviewed the accompanying interim Balance Sheets of Nova Natural Resources Corporation as of September 30, 2011, and the related interim Statements of Operations, Changes in Stockholders’ Deficit and Statements of Cash Flows for the quarters ended September 30, 2011 and September 30, 2010 and  nine-month periods ended September 30, 2011 and September 30, 2010.  These interim financial statements are the responsibility of the Company’s management.

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

The comparative December 31, 2010 figures have been audited by another accountant.

“Jarvis Ryan Associates”
Chartered Accountants

Mississauga, Ontario, Canada
December 28, 2011

NOVA NATURAL RESOURCES CORPORATION
Consolidated Interim Balance Sheets

	September 30, 2011	September 30, 2010	December 31, 2010

	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash	$-	$19,912	$48,376
Accounts receivable	153,760	39,948	40,907
Harmonized sales tax receivable	52,692
Loan receivable (note 6)	51,468	-	-
Prepaid expenses	65,597	50,700	52,436
Inventory	10,460	3,774	10,965
Total current assets	333,977	114,334	152,684

Fixed assets, net of accumulated depreciation (note 7)	589,926	345,670	342,695

Total assets	$923,903	$460,004	$495,379

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$27,175	$4,396	$15
Accounts payable and accrued liabilities	520,315	98,753	298,529
Withholding taxes payable	123,376
Deferred revenue	30,843	-	-
Convertible notes payable (note 8)	1,967,211	-	420,601
Related party notes (note 9)	357,508	538,943	404,895
Total current liabilities	3,026,428	642,092	1,124,040

Convertible notes payable, net of current portion (note 8)	-	170,696	25,000

Total liabilities	3,026,428	812,788	1,149,040

Stockholders' deficit
Common stock; $0.01 par value, 50,000,000 shares
authorized; 13,521,568 shares issued and outstanding
(note 11)	135,216	50,218	50,218
Additional paid-in capital	5,716,666	5,631,664	5,631,664
Other comprehensive loss	136,016	(793)	(12,855)
Accumulated deficit	(8,090,423)	(6,033,873)	(6,322,688)
Total stockholders' deficit	(2,102,525)	(352,784)	(653,661)

Total liabilities and stockholders' deficit	$923,903	$460,004	$495,379
Commitments and contingencies (note 12)
See accompanying notes to the consolidated interim financial statements
Subject to Report of Independent Registered Public Accounting Firm dated December 28, 2011

NOVA NATURAL RESOURCES CORPORATION
Consolidated Interim Statements of Changes in Stockholders' Deficit
(Unaudited)

	Common Stock		Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2007	8,071,764	$80,718	$5,622,164	$-	$(5,801,382)	$(98,500)

Adjustment	-	-	-	-	(30)	(30)

Common stock rescinded	(4,000,000)	(40,000)	-	-	-	(40,000)
Common stock issued for convertible note	950,000	9,500	9,500	-	-	19,000
Net loss, year ended December 31, 2008	-	-	-	-	(14,289)	(14,289)
Balance, December 31, 2008	5,021,764	50,218	5,631,664	-	(5,815,701)	(133,819)
Net loss, year ended December 31, 2009	-	-	-		(39,719)	(39,719)
Balance, December 31, 2009	5,021,764	50,218	5,631,664	-	(5,855,420)	(173,538)
Foreign currency translation	-	-	-	(12,855)	-	(12,855)
Net loss, year ended December 31, 2010	-	-	-	-	(467,268)	(467,268)
Balance, December 31, 2010	5,021,764	50,218	5,631,664	(12,855)	(6,322,688)	(653,661)
Common stock issued for convertible note	8,500,000	85,000	85,000	-	-	170,000
Foreign currency translation	-	-	-	148,871	-	148,871
Adjustment	(196)	(2)	2	-	-	-
Net loss, nine month period ended September 30, 2011	-	-	-	-	(1,767,735)	(1,767,735)

Balance, September 30, 2011	13,521,568	$135,216	$5,716,666	$136,016	$(8,090,423)	$(2,102,525)

See accompanying notes to the consolidated interim financial statements
Subject to Report of Independent Registered Public Accounting Firm dated December 28, 2011

NOVA NATURAL RESOURCES CORPORATION
Consolidated Interim Statements of Operations
(Unaudited)

	Quarter Ended September 30,		Nine Month Period Ended September 30,
	2011	2010	2011	2010
Revenues	$506,718	$75,931	$1,017,431	$81,895
Cost of services provided	215,109	44,790	510,296	48,368
Gross margin	291,609	31,141	507,135	33,527

Operating expenses
Bad debts	1,730		1,730
Continuing education	2,526	(10)	8,118	6,030
Depreciation	39,146	-	87,105	-
General and administrative	172,685	14,492	304,531	21,136
Management fees (note 9)	29,631	-	385,520	-
Meals and entertainment	120	1,097	2,599	7,738
Medical records	30,111	16,015	71,336	16,015
Professional fees	155,255	4,773	286,832	49,945
Rent (note 9)	128,143	19,538	344,731	35,943
Salaries and wages	541,794	27,079	774,906	52,205
Travel	6,587	7,385	7,462	20,525
Total operating expenses	1,107,728	90,369	2,274,870	209,537

Other expense
Interest expense	-	1,751	-	2,443
Total other expense	-	1,751	-	2,443

Net loss applicable to common shareholders	$(816,119)	$(60,979)	$(1,767,735)	$(178,453)

Other comprehensive (loss) income
Foreign currency translation adjustment	152,895	(1,778)	148,871	(793)

Total comprehensive loss	$(663,224)	$(62,757)	$(1,618,864)	$(179,246)

Basic and diluted loss per common share	$(0.13)	$(0.01)	$(0.33)	$(0.04)

Weighted average shares outstanding	6,130,434	5,021,764	5,395,382	5,021,764

See accompanying notes to the consolidated interim financial statements
Subject to Report of Independent Registered Public Accounting Firm dated December 28, 2011

NOVA NATURAL RESOURCES CORPORATION
Consolidated Interim Statements of Cash Flows
(Unaudited)

	Quarter Ended September 30,		Nine Month Period Ended September 30,
	2011	2010	2011	2010
Operating activities
Net loss	$(816,119)	$(60,979)	$(1,767,735)	$(178,453)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	39,146	-	87,105	-

Changes in operating assets and liabilities
Accounts receivable	41,381	(30,451)	(112,853)	(39,672)
Harmonized sales tax receivable	(52,692)	-	(52,692)	-
Prepaid expenses	(13,757)	7,022	(13,161)	(50,350)
Inventory	907	-	505	-
Accounts payable and accrued liabilities	247,476	(6,917)	221,785	87,713
Withholding taxes payable	123,376	-	123,376	-
Deferred revenue	30,843	-	30,843	-
Other current asset	-	(3,774)	-	(3,748)
Net cash used in operating activities	(399,439)	(95,099)	(1,482,827)	(184,510)

Investing activities
Purchase of fixed assets	(18,588)	(264,613)	(334,335)	(343,285)
Net cash provided by investing activities	(18,588)	(264,613)	(334,335)	(343,285)

Financing activities
Loan receivable	(51,468)	-	(51,468)	-
Proceeds from bank overdraft	317,741	1,964	27,160	4,366
(Conversion of) proceeds from convertible notes payable	(223,081)	145,716	1,521,610	169,691
Proceeds from issuance of common stock	84,998	-	85,000	-
Proceeds from additional paid-in capital	85,002	-	85,000	-
Proceeds from (advances to) related party notes	1,319	201,464	(47,387)	368,064
Net cash used in financing activities	214,511	349,144	1,619,915	542,121

Effect of exchange rate on cash	(87,050)	(1,773)	148,871	36

Net change in cash	(290,566)	(12,341)	(48,376)	14,362
Beginning cash balance	290,566	32,253	48,376	5,550
Ending cash balance	$-	$19,912	$-	$19,912

See accompanying notes to the consolidated interim financial statements
Subject to Report of Independent Registered Public Accounting Firm dated December 28, 2011

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
September 30, 2011

Note 1 - Nature of business

Nova Natural Resources Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. As at September 30, 2011, the Company owns 100% of the outstanding shares of each of 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc., both of which were incorporated in 2010 under the laws of the Province of Ontario, Canada. 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc. provide medical services to various patients in clinics located in two regions in Ontario, Canada; the city of Toronto and the regional municipality of Muskoka. These consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP"). Certain comparative figures have been reclassified to conform to the current period's financial presentation.

Note 2 – Going concern

The Company’s financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business.  As at September 30, 2011, the Company has a working capital deficiency of $2,692,451, and accumulated deficit of $8,090,423.  Accordingly, the Company will be dependent upon the raising of additional capital through placement of common stock, and, or debt financing in order to implement its business plan.  There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition.  These consolidated interim financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

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
September 30, 2011

Note 3 - Significant accounting policies (cont’d)

Principals of consolidation (cont’d)

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ deficit as a component of other comprehensive income or loss.  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

Revenue recognition

There are several main streams of revenue for the Company.

Revenue recognized in 1816191 Ontario Limited occurs when the service is provided to the patient, at which time title to the service and significant risks of ownership have passed.

Revenue recognized in Greenestone Clinic Muskoka Inc. occurs proportionately over the term of the patients’ treatment.  Customer deposits represents monies held by the Company from when the patients become admitted to treatment and are fully refunded, less any patients personal withdrawals during the time of treatment, at the time of discharge.  Deferred revenue represents monies deposited by the patients for future services to be provided by the Company.  Such monies will be recognized into revenue as the patient progresses through their treatment term.

Use of estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the recognition, measurement and disclosure of amounts reported in the financial statements and accompanying notes. The reported amounts, including revenue recognized in Greenestone Clinic Muskoka Inc., amortization, allowance for doubtful accounts, inventory, furniture and equipment additions, deferred revenue and note disclosures are determined using management's best estimates based on assumptions that reflect the most probable set of economic conditions and planned courses of action. Actual results will differ from such estimates.

Cash

The Company's policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition.  There were no cash equivalents as of September 30, 2011.

Financial instruments

The Company initially measures its financial assets and liabilities at fair value, except for certain non-arm's length transactions.  The Company subsequently measures all its financial assets and financial liabilities at amortized cost.

Financial assets measured at amortized cost include cash, accounts receivable, prepaid expenses and inventory. Financial liabilities measured at amortized cost include bank overdraft, accounts payable and accrued liabilities, customer deposits and deferred revenue.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
September 30, 2011

Note 3 - Significant accounting policies (cont’d)

Financial instruments (cont’d)

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

The Company does not have assets or liabilities measured at fair value on a recurring basis at September 30, 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the quarter ended September 30, 2011.

Fixed assets

Fixed assets are recorded at cost.  Amortization is calculated on the declining balance method at the following annual rates:

Medical equipment	25%
Furniture and equipment	30%
Computer equipment	30%
Computer software	100%

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
September 30, 2011

Note 3 - Significant accounting policies (cont’d)

Earnings per share information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share was the same, at the reporting dates, as there were no common stock equivalents outstanding.

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

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
September 30, 2011

Note 5 – Financial instruments

The Company is exposed to various risks through its financial instruments.  The following analysis provides a measure of the Company's risk exposure and concentrations at the balance sheet date, September 30, 2011:

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

With respect to accounts receivable, concentration of credit risk is minimal as the Company receives all of its revenues from the Ontario Ministry of Health and Long-Term Care, a provincially regulated program.  Allowances are provided for potential losses that have been incurred at the balance sheet date.

(b)	Liquidity risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due.  The Company is subject to this risk given its working capital deficiency of $2,692,451 and accumulated deficit of $8,090,423.  As disclosed in note 2, the Company will be dependent upon the raising of additional capital in order to implement its business plant.  There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition.

(c)	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices.  Market risk comprises three types of risk: interest rate risk, currency risk, and other price risk.  The Company is exposed to currency risk.

	i.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates.  The Company has no outstanding loans influenced by market interest rates, and thus is not subject to interest rate risk.

	ii.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates.  The Company’s subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. The Company has not entered into any hedging agreements to mediate this risk.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
September 30, 2011

Note 5 – Financial instruments (cont’d)

(c)	Market risk (cont’d)

	i.	Other price risk

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

Note 6 –Loan receivable

The Company provided a loan to an arm’s length third-party during the quarter ended September 30, 2011.  The loan does not bear interest, is unsecured and has no specific terms of repayment.  Subsequent to the quarter ended September 30, 2011, the balance of the loan receivable was repaid in full.

Note 7 –Fixed assets

			Net Book Value
	Cost	Accumulated Amortization	September 30, 2011	September 30, 2010	December 31, 2010
Medical equipment	$265,115	$73,865	$191,250	$76,546	$228,930
Furniture and equipment	346,065	29,435	316,630	198,054	47,737
Computer equipment	12,492	468	12,024	-	-
Computer software	18,517	2,312	16,205	-	-
Leasehold improvements	79,343	25,526	53,817	71,070	66,028
	$721,532	$131,606	$589,926	$345,670	$342,695

During the quarter ended June 30, 2011, a subsidiary purchased $269,982 of fixed assets from a related party (note 9).  Since the subsidiary’s facilities became available for use during the quarter ended September 30, 2011, amortization has started to be taken on these fixed assets during the quarter ended September 30, 2011 in accordance with the Company’s amortization policies.

Note 8 – Convertible notes payable

The notes are convertible at the option of the holder up to the maturity date; any convertible debentures still outstanding as at their maturity date will automatically convert into common stock of the Company.  The Company has adequate common shares in its treasury to cover the conversions if all notes are exercised.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
September 30, 2011

Note 8 – Convertible notes payable (cont’d)

The Company has the following convertible notes outstanding.

Note	Amount	Issuance Date	Conversion Price in USD	Number of Shares	Maturity Date
1	50,500	4/01/10	$0.01	5,050,000	n/a
2	9,540	12/01/10	$0.10	100,000	December 1, 2012
3	23,850	12/01/10	$0.10	250,000	December 1, 2012
4	23,850	12/01/10	$0.10	250,000	December 1, 2012
5	23,850	12/01/10	$0.10	250,000	December 1, 2012
6	47,700	12/01/10	$0.10	500,000	December 1, 2012
7	9,540	12/01/10	$0.10	100,000	December 1, 2012
8	10,073	12/01/10	$0.10	105,590	December 1, 2012
9	14,310	12/01/10	$0.10	150,000	December 1, 2012
10	143,100	12/01/10	$0.10	1,500,000	December 1, 2012
11	23,850	12/01/10	$0.10	250,000	December 1, 2012
12	23,850	12/01/10	$0.10	250,000	December 1, 2012
13	47,700	12/01/10	$0.10	500,000	December 1, 2012
14	25,000	12/01/10	$0.10	250,000	December 1, 2012
15	45,792	1/31/11	$0.10	480,000	January 31, 2013
16	50,000	3/30/11	$0.15	333,333	March 30, 2013
17	15,000	3/30/11	$0.15	100,000	March 30, 2013
18	23,850	3/30/31	$0.15	166,667	March 30, 1933
19	28,620	3/30/11	$0.15	200,000	March 30, 2013
20	9,540	3/31/11	$0.15	66,667	March 31, 2013
21	95,400	3/31/11	$0.15	666,667	March 31, 2013
22	9,540	3/31/11	$0.15	66,667	March 31, 2013
23	9,540	3/31/11	$0.15	66,667	March 31, 2013
24	95,400	3/31/11	$0.15	666,667	March 31, 2013
25	47,700	3/31/11	$0.15	333,333	March 31, 2013
26	28,620	3/31/11	$0.15	200,000	March 31, 2013
27	19,080	3/31/11	$0.15	133,333	March 31, 2013
28	4,770	3/31/11	$0.15	33,333	March 31, 2013
29	23,850	4/15/11	$0.10	250,000	April 15, 2013
30	5,724	6/15/11	$0.10	60,000	June 15, 2013
31	7,632	6/15/11	$0.10	80,000	June 15, 2013

*The actual number of shares issued if converted will vary depending on the exchange rate at time of conversion.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
September 30, 2011

Note 8 – Convertible notes payable (cont’d)

Note	Amount	Issuance Date	Conversion Price in USD	Number of Shares	Maturity Date
32	3,816	6/15/11	$0.10	40,000	June 15, 2013
33	74,412	6/15/11	$0.10	780,000	June 15, 2013
34	190,800	6/24/11	$0.15	1,333,333	June 24, 2013
35	28,620	6/30/11	$0.15	200,000	June 30, 2013
36	15,264	6/30/11	$0.15	106,667	June 30, 2013
37	30,528	6/30/11	$0.15	213,333	June 30, 2013
38	62,964	6/30/11	$0.15	440,000	June 30, 2013
39	57,240	6/30/11	$0.15	400,000	June 30, 2013
40	66,780	6/30/11	$0.15	466,667	June 30, 2013
41	13,833	6/30/11	$0.15	96,667	June 30, 2013
42	143,100	6/30/11	$0.15	1,000,000	June 30, 2013
43	47,700	6/30/11	$0.15	333,333	June 30, 2013
44	138,330	6/30/11	$0.15	966,667	June 30, 2013
45	4,770	7/30/11	$0.15	33,333	July 30, 2013
46	4,770	7/30/11	$0.15	33,333	July 30, 2013
47	4,770	7/30/11	$0.15	33,333	July 30, 2013
48	10,000	7/30/11	$0.15	66,667	July 30, 2013
49	9,540	7/30/11	$0.15	66,667	July 30, 2013
50	8,586	7/30/11	$0.15	60,000	July 30, 2013
51	2,147	7/30/11	$0.15	15,000	July 30, 2013
52	4,770	8/26/11	$0.15	33,333	August 26, 2013
53	47,700	8/26/11	$0.15	333,333	August 26, 2013
	$1,967,211			20,460,590

*The actual number of shares issued if converted will vary depending on the exchange rate at time of conversion.

During the quarter ended September 30, 2011, the Company issued 8,500,000 common shares from convertible notes payable at a conversion rate of $0.02 per share.

During the quarter ended September 30, 2011, the Company issued $72,010 Series C convertible debentures for cash consideration. These debentures bear no interest and are convertible into common shares of the Company at the rate of $0.15 per share between six months after their date of issuance and their maturity date of two years from their date of issuance. All convertible debentures still outstanding as at their date of maturity will automatically convert into common stock at the rate of $0.15 per share.

During the quarter ended September 30, 2011, the Company issued $25,043 of Series E convertible debentures in satisfaction of liabilities related to services provided to the Company. These debentures bear no interest and are convertible into common shares of the Company at the rate of $0.15 per share between six months after their date of issuance and their maturity date of two years from their date of issuance. All convertible debentures still outstanding as at their date of maturity will automatically convert into common stock at the rate of $0.15 per share.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
September 30, 2011

Note 9 – Related party transactions

The Company is related to Greenestone Clinic Inc. as it is controlled by one of the Company’s directors.  During the nine-month period ended September 30, 2011, the Company purchased $269,982 of furniture and equipment from Greenestone Clinic Inc. The transaction was measured at the exchange amount, being the fair market value of the furniture and equipment acquired.

The Company had management fees totaling $27,352 during the quarter ended September 30, 2011 to the director for services which are included in management fees.

The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. at market terms. Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder being a director of the Company. Rent is measured at the exchange amount, being the fair market value to rent the premise (note 12).

The officers and directors of the Company are involved in other business activities and opportunities that, in the future, may result in potential conflicts of interest between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

Note 10 – Income taxes

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the nine month periods ended September 30, 2011 and September 30, 2010, applicable under ACS 740.  As a result of the adoption of ACS 740, the Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The component of the Company’s deferred tax asset as of September 30, 2011, September 30, 2010 and December 31, 2010 is as follows:

	September 30, 2011	September 30, 2010	December 31, 2010
Net operating loss carry forward	$8,090,423	$6,033,873	$6,322,688
Valuation allowance	(8,090,423)	(6,033,873)	(6,322,688)
Net deferred tax asset	$-	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	September 30, 2011	September 30, 2010	December 31, 2010
Tax at statutory rate	$618,707	$41,536	$163,544
Valuation allowance	(618,707)	(41,536)	(163,544)
Net deferred tax asset	$-	$-	$-

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
September 30, 2011

Note 10 – Income taxes (cont’d)

The Company did not pay any income taxes during the nine month periods ended September 30, 2011 and September 30, 2010.

The net federal operating loss carry forward will expire in 2023.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 11 – Stockholders’ deficit

Common stock

The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.01.  As of September 30, 2011 the Company had 13,521,568 shares of its $0.01 par value common stock issued and outstanding.

During the quarter ended September 30, 2011, the Company issued 8,500,000 common stock from convertible notes payable at a conversion rate of $0.02 per share.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares that will be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the quarter ended September 30, 2011.

Note 12 – Commitments and contingencies

The Company is committed under two non-cancellable operating lease agreements for rental of premises.  The rental of premise agreement for the subsidiary, 1816191 Ontario Inc. expires July 31, 2013 and the premise agreement for the subsidiary, Greenestone Clinic Muskoka Inc. expires March 31, 2016 (note 9).

Future minimum annual payment requirements are as follows:

2011	$144,531
2012	669,708
2013	748,413
2014	629,640
2015	629,640
Thereafter	157,410
$2,979,342

Note 13 – Subsequent events

Subsequent to the quarter ended September 30, 2011, $51,134 of convertible debentures were issued at a conversion price in USD of $0.15.  The notes are convertible at the option of the holder up to the maturity date; any convertible debentures still outstanding as at their maturity date will automatically convert into common stock of the Company

Item 2. Management Discussion and Analysis

The following Management's Discussion and Analysis ("MD&A) for the three month period ended September 30, 2011 compared with the three month period ended September 30, 2010,  provides readers with an overview of the operations of Nova Natural Resources Corporation ("Nova"). The MD&A provides information that the management of  Nova believes is important to access and understand the results of operations and the financial condition of the Company.  Our objective is to present readers with a view of Nova through the eyes of management.

This discussion and analysis should be read in conjunction with Nova's financial statements and accompanying notes to the financial statements for the nine month period ended September 30, 2011.

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

Nova opened its first clinic in the last days of the second quarter of 2010 in North York, Ontario.  During the third quarter of 2010, the operations at the North York Clinic increased its medical services with 146 medical procedures performed. The volume of operations continued to increase during the fourth quarter of 2010, such that 172 medical procedures were performed. During the first quarter of  2011, 437 endoscopy procedures were performed and in the second quarter of 2011, 561 endoscopy procedures were performed.

During the third quarter of 2011, 540 endoscopy procedure were performed, giving rise to gross revenue of $279,446, substantially all of which was earned from the Ontario Health Insurance Plan (“OHIP”). As amounts owing from OHIP are backed by the government of Ontario, we see very little credit risk attributable to revenues billed to or owing from OHIP from time to time.  This amount was 97% of the previous quarter due mainly to a two week shutdown in August for holidays.

Nova opened its addiction treatment center in the third quarter.  The treatment center opened cautiously and took its first patients in July and August, most of which were done at  nominal fee or no fee.  Clients began to increase in September at a steady pace and the company generated $213,035 in revenue from the treatment center during the quarter.  The treatments conducted during the opening months were successful and the staff were well prepared.  Management believe that a good foundation was laid and significant growth will occur in the treatment facility over the coming year.

Nova also began to generate revenue from its executive treatment team in the area of “fit to work” assessments and conducted these assessments in its Toronto facilities.  Modest revenue of $14,237 was generated in the quarter and management believes that this revenue will continue to increase in the coming year.

Key components of operating expenses during the quarter ended September 30, 2011 were as follows:

-payments to doctors performing services: in general, the doctor performing the actual medical procedure will receive 60% of the amounts we receive from OHIP as payment for the procedure performed; included in cost of services provided of $215,109 for the third quarter are Doctors fees of $167,154 and direct costs of $47,955. For the 9 month period cost of services provided are 510,296 including Doctors fees of $459,746 and direct costs of $50,550.

-salaries and wages for the 9 month period were $774,906 which are broken down to be $145,323 for the Toronto Clinic staff and $629,853 for the Muskoka Clinic staff

-premises rent for the 9 month period of $344,731 which consists of $153,052 for the Toronto Clinic and $191,679 for the Muskoka Clinic.

-professional and fees to third-party service providers (in Canada) of $286,232 were mostly one time fees that were incurred due to the set up of the operations in Muskoka and the Executive Medical Care service in the Toronto Clinic

-management fees of  $33,157 were incurred in the third quarter and were a total of $385,520  for the 9 month period.  This reflects a large reduction of  cost of management going forward.

Salaries and wages and premises rent increased significantly due to the expense of operation of the Treatment Centre at the Company’s Bala, Ontario location.  During the third quarter the Nova’s new Albany Clinic in downtown Toronto went through the College of Physicians and Surgeons inspection process.  The College passed the premises subsequent to the quarter end and the Company will begin to perform endoscopy procedures at the Albany Clinic in January of 2012.

During the first quarter Greenestone, a consultant to the Company offered to give up premises in Bala, Ontario previously leased by Greenestone and operated as a private medical resort and also allowed the company to use its name.  The company though a wholly owned subsidiary Greenestone Clinc Muskoka Inc.  (“Greenestone Muskoka”) entered into a new lease with the owner of the Bala, Ontario property to operate a mental health and addiction treatment center at the property.  The owner of the property is company wholly owned by the president of Nova.  The lease is a five year lease with renewal options at the end of the first and second years of the five year term.  The lease is a net lease and the company has a non-disturbance agreement from the mortgage lenders on the property for the whole term. The company has an option to purchase the property at any time during the term of the lease at appraised values.  Greenestone Muskoka purchased all of the assets of  Greenestone that were used for the operation of the Bala property.   The new subsidiary will operate all private medical services provided to clients of the company including private executive medicals, coaching, counciling, and addiction treatment.    The company raised and additional  $97,053  through the issue of convertible notes during the third  quarter to finance operational shortfalls during the start up phase of the treatment center.

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

Item 4.  Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management made an internal assessment of the effectiveness of our internal control over financial reporting as of  09/30/211. In making this assessment, it used the Company’s new auditor and management staff and the Company’s bank account management team.  Based on this evaluation, our management concluded that the internal control has become more effective since there has been a qualified internal accountant hired to prepare the Company’s financial statements in conjunction with the input of the President and CEO.  Restriction son Bank accounts have tightened and more oversight is given to the day to day cash balances.  The Board of the Company has reviewed these statements and approved them .  The board is a small board and two of the three board members are considered to be independent.  There is no formal audit committee since the Board is small and the financial statements are reviewed by the whole board.

Part 2. OTHER INFORMATION

Item 1. Legal Proceedings

The subsidiary 1816191 Ontario Inc. received notice during the first quarter of 2011 that an individual that suffered a perforated colon during a colonoscopy procedure intended to litigate against the Company’s subsidiary 1816191 Ontario Inc. and the Doctor that performed the Procedure.  The insurer for the doctor and the company were notified and there been no claim filed during the third quarter or subsequent to the quarter end.

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

DATE: December 28, 2011

By:    /s/  Shawn Leon

Shawn Leon
President & CEO