Form 10-K
period 2011-12-31
NOVA NATURAL RESOURCES CORP
filed 2012-04-02
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2011

Commission File number 0-15078

NOVA NATURAL RESOURCES CORPORATION
 (Name of Small Business Issuer in its charter)

Colorado	84-1227328
(State or other	(I.R.S. Employer of
jurisdiction of incorporation	Incorporation
Identification No.)	Identification No.)

5734 Yonge Street, Suite 300
Toronto, Ontario, Canada (416) 222-5501
(Address of principal executive offices) (issuer's phone number)

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section

12(g) of the Act:

Common Stock, $.01 Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for its most recent fiscal year totaled: $1,678,804 Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format:  Yes___. No. X

As of December 31, 2011, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding.

Number of Shares of Common Stock Outstanding $.01 par value as of December 31, 2010, 13,521,568

Transitional Small Business Disclosure Format YES ___ NO X

NOVA NATURAL RESOURCES CORPORATION

    TABLE OF CONTENTS

PART I

PART 1

Item 1. Description of Business

Nova  Nova Natural Resources Corporation (“Nova” or “the Registrant” or “the Company”)  was incorporated under Colorado law on April 1, 1993 and is the surviving company of a merger, effective February 1, 1995, of the Company and Nova Natural Resources Corporation, a Delaware corporation. The merger was effected to change the Company's domicile from Delaware to Colorado and caused no change in the Company's capitalization. The Delaware Corporation was the successor to Nova Petroleum Corporation and Power Resources Corporation, which merged in 1986. Prior to that merger, Nova Petroleum Corporation and Power Resources Corporation operated since 1979 and 1972, respectively.

Significant changes in the Company business

On March 29, 2010 the company entered into an agreement with Greenestone Clinic Inc. (“Greenestone”), a private Canadian corporation, whereby it would provide consulting services to for the development and operation of medical clinics in the province of Ontario, Canada. The term of the agreement was for one year whereby Greenestone would  provide both the medical and business expertise in the initial startup of private clinics. Greenestone would  provide the technical assistance to ensure the clinics complied with governmental policy and procedure requirements and the necessary detailed operational requirements to operate the clinics. At the time of entering into this agreement, Greenestone had an operational facility with some services Nova plans to offer in its first Ontario facility.

On May 15, 2010 Nova secured, through its wholly-owned subsidiary 1816191 Ontario Ltd., (“1816191”)), a sublease of space (which was previously used by a medical clinic) of approximately 8,000 square feet with a term until July 31, 2013 and secured funding for the $75,000 lease deposit.  This location at 5734 Yonge Street, Toronto became the Company’s Head Office and Nova commenced operations in the month of June 2010.  Nova offers various medical services such as endoscopy, cardiology, counciling, coaching,  and executive health assessment programs.

On May 25, 2010, the Board of Directors unanimously resolved that Dr. Luke Fazio MD CM FRCSC be elected to the Board of Directors of Nova Natural Resources Corporation and serve for one year unless reelected for a longer term. Dr. Luke Fazio, 35, completed his medical school training at McGill University in Montreal in 1999.

On May 25, 2010, Mr. Nick Laroche, Director of Nova Natural Resources Corporation resigned and the Board of Directors accepted his resignation.

On November 29, 2010, Mr. Wayne A. Doss, Director of the company placed the name of Shawn Leon, forward for nomination to the Board of Directors of Nova and appointment to the position of President. The Board of Directors unanimously resolved that Mr. Shawn Leon be elected to the Board of Directors and be appointed President of Nova Natural Resources Corporation and serve for one year as Director unless reelected for a longer term. Mr. Doss will continue to serve as the Company Chief Executive Officer.

Shawn Leon, 52, Graduated with Honors in Business Administration, Wilfrid Laurier University in 1982. Mr. Leon has a diversity of experience in many business enterprises such as; real estate development and construction, and experience in private and public companies. Mr.  Leon has held various managerial and owner positions in these companies which have included; IT, Communications, Industrial Minerals,Mining, Oil and Gas exploration, Dimensional Stone Manufacturing, Aggregates, Hospitality, and Medical Services.

In March 2011, Greenestone, a consultant to the Company offered to give up premises in Bala, Ontario previously leased by Greenestone and operated as a private medical resort and also allowed the company to use the Greenestone name.  The company though a wholly owned subsidiary,  Greenestone Clinc Muskoka Inc.  (“Greenestone Muskoka”) entered into a new lease with the owner of the Bala, Ontario property to operate a mental health and addiction treatment center at the property.  The owner of the property is a company wholly owned by the president of Nova.  The lease is a five year lease with renewal options at the end of the first and second years of the five year term.  The lease is a net lease and the company has a non-disturbance agreement from the mortgage lenders on the property for the whole term. The company has an option to purchase the property at any time during the term of the lease at appraised values.  Greenestone Muskoka purchased all of the assets of Greenestone that were used for the operation of the Bala property.   The new subsidiary Greenestone Muskoka would  operate all private medical services provided to clients of the Company including private executive medicals, coaching, counciling, and addiction treatment.

On April 1, 2011 Dr. Susan K. Blank, of Atlanta, Georgia was hired to start up and run the addiction treatment center.  Dr. Paul Garfinkel, Dr. Clive Chamberlain, Dr. Greg O’Donahue and Janice Harris R.N. all formed the Clinical Advisory Group of  the Company to assist and direct Dr. Blank in her duties.

The Bala facility was ready to start treating clients in July 2011 and started to take clients in August, 2011.  The last five months of 2011 saw a varying number of clients enter treatment and the company was very successfully treating clients throughout this start-up phase.  The Company experienced operational losses during all of this start-up phase.

On April 14, 2011, Shawn Leon, President and Director of the company placed the name of  Michael Howlett  forward for nomination to the Board of Directors of the company. The Board of Directors unanimously resolved that Michael Howlett be elected to the Board of Directors of Nova Natural Resources Corporation and serve for one year unless reelected for a longer term.

Michael Howlett 61,  brings more than three decades of experience in the private sector.  His background includes a long and distinguished career with the Preston Group of Companies that culminated in his role as Chair and CEO, responsible for strategic planning, operations and mergers and acquisitions.

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

Now, as Chairman and Chief Executive Officer of Carmichael & Holmes Inc., he consults to a number of businesses throughout Canada and the United States, as well as in England and Europe.  His focus is maximizing an organization’s potential to ensure profitability and growth.  He brings extensive experience in the development, management and re-engineering of both start-up and established organizations in a broad range of sectors.

On April 14, 2011, Wayne A Doss, Chief Executive Officer and Director of Nova Natural Resources Corporation resigned and the Board of Directors accepted the resignation. Mr. Doss left to  focus on other business opportunities.  Mr. Shawn Leon was elected to the office of Chief Executive Officer on April 14, 2011.

In August 2011, the Company’s 1816191 Ontario Ltd.  subsidiary entered into an agreement with the Albany Clinic to manage and run the endoscopy unit in its medical building at 807 Broadview Avenue in Toronto.  Under new regulations passed in 2010 in Ontario, an approval from the College of Physicians and Surgeons of Ontario (“CPSO”) to inspect and approve this facility prior to the commencement of procedures there was necessary. This was completed and approved in December 2011 and procedures started in January 2012 in this facility.

In March 2012, the Company entered into a lease for premises at 39 Hazelton Avenue in Toronto, Ontario for the operation of an aftercare and intensive out-patient addiction treatment program.  Operations are scheduled to start on April 2, 2012.

For all of fiscal 2011, over 2,200 endoscopy procedures were performed giving rise to gross revenue of $1,160,284, substantially all of which was earned from the Ontario Health Insurance Plan (“OHIP”). As amounts owing from OHIP are backed by the government of Ontario, we see very little credit risk attributable to revenues billed to or owing from OHIP.

In the last half of 2011 contributions to revenue from Greenestone Muskoka were $297,691 the vast majority of which were from the fees charged to those in the addiction treatment center. The revenue for the treatment center is collected on admission , or shortly after admission which gives the Company little risk in collecting the revenue from these clients.

Employees

At December 31, 2011, Nova had approximately 49 employees in its two divisions not including Doctors.   Two management employees were split between the two subsidiaries.  There were 12 employees working for the 1816191 Ontario Ltd. subsidiary and 37 employees working for its Greenestone Muskoka subsidiary.

Environmental Regulations

The Company is not currently subject to any pending administrative or judicial enforcement proceedings arising under environmental laws or regulations. Environmental laws and regulations may be adopted in the future which may have an impact upon the Company's operations.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Description of Properties

The executive offices of the Company are located at 5734 Yonge Street, Suite 300, Toronto, Ontario, Canada M2M 4E7. The space is approximately 8,000 sq ft.  and takes up the entire third floor of the building. The building is right next to the Finch subway station and commuter bus terminal.  This facility is leased by the 1816191 Ontario Ltd. subsidiary and the primary activity at this facility are endoscopy procedures.   This facility also has executive offices and employees of the Greenestone Muskoka subsidiary are working form this space.

The treatment facility is in Bala, Ontario at 3571 Highway 169.  The property is 43 acres in size and contains approximately 48,000 square feet of buildings. The property is leased from Cranberry Cove Holdings Ltd. a company owned by the President of  Nova.  The lease is a five year lease with renewal options at the end of the first and second years of the five year term.  The lease is a net lease and the company has a non-disturbance agreement from the mortgage lenders on the property for the whole term. The company has an option to purchase the property at any time during the term of the lease at appraised values with a minimum purchase value of $4.5 million dollars and a maximum purchase value of $8.0 million dollars during the first two years of the term and $10.0 million dollars during the last three years of the term.

The leased facilities at 807 Broadview Avenue in Toronto are approximately 1,000 square feet in size.  This building was built new in 2010 and is known as the Albany Clinic. This lease is based on usage for the facility and requires the Company to pay rent only on days that  it uses the facility with a minimum use of one day per week.

Item 3. Legal Proceedings

The subsidiary 1816191 Ontario Ltd.  received notice during the first quarter of 2011 from an individual that suffered a perforated colon during a colonoscopy procedure that they intended to litigate against the 1816191 Ontario Inc. and the Doctor that performed the colonoscopy.  The insurer for the doctor and the Company were notified and there has since been no claim filed during the year or subsequent to year end.

Item 4. Submission of Matter to a Vote of Security Holders

No matters were submitted to a vote of security holders during 2010 or 2011.

Part II

Item 5. Market for Common Equity and Related Shareholder matters

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NVNJ" at December 31, 2011 with no trading activity. The company was sponsored by the market maker Wilson Davis & Co. from Salt Lake City Utah which filed a 15C211 application for the Company  in 2011.  This application was approved by FINRA in February 2012 and Wilson Davis & Co. first quoted the stock in March 2012. The number of record holders of the Company's Common Stock as of December 31, 2011 was approximately 130 in certificate holders.

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

Shareholders

The number of record holders shown on the share register of the Company's Transfer Agents as of December 31, 2011 was 130.  The Depository Trust and Clearing Corporation held 16,989 shares for an undisclosed number of shareholders as of December 31, 2011.

Dividends

To date, the Company has not paid any cash dividends on its  common stock, nor does it anticipate that it will pay dividends in the foreseeable future. Payment of dividends in the future will depend upon the Company's earnings and its cash requirements at that time.

Securities Authorized for Issuance Under Equity Compensation Plans

As of fiscal 2011, no securities were authorized for issuance under compensation plans previously approved by security holders. As of fiscal 2011, no securities were authorized for issuance under compensation plans not previously approved by security holders.

Equity Securities Issuances During Fiscal 2011

In September, 2011 the Board of Directors approved the conversion of a Convertible Note Payable in the amount of $170,000.00 to convert at .02 per share for the issuance of eight million five hundred thousand shares (8,500,000) of rule-144 restricted common stock.

Item 6. Selected Financial Data

Not Applicable because we are a smaller reporting company.

Item 7. Management Discussion and Analysis

The following Management's Discussion and Analysis ("MD&A) for the twelve month period ended December 31, 2011 compared with the twelve month period ended December 31, 2010 provides readers with an overview of the operations of Nova. The MD&A provides information that the management of Nova believes is important to access and understand the results of operations and the financial condition of the Company.

Our objective is to present readers with a view of Nova through the eyes of management.

This discussion and analysis should be read in conjunction with Nova's financial statements and accompanying notes to the financial statements for the twelve month period ended December 31, 2010.

About Nova Natural Resources Corporation

Nova has been a business in transition since the divesture of the electronic business. Management has reviewed many business opportunities but has passed on those that did not ensure the company with free and clear assets and exclusive protection of the opportunity. On March 29, 2010 the company entered into an agreement with Greenestone whereby it would provide consulting services to Nova for the development and operation of medical clinics in the province of Ontario, Canada. The Company began operations in June 2010.

The Company operated its endoscopy unit for the whole year in 2011 but only operated the endoscopy unit from June to December in 2010.  Comparisons on a year over year basis do not measure equal time periods. 2010 was a start up year for the endoscopy unit.  Results for 2011 were sales of  $1,160,284 in 12 months compared to sales of $191,207 for six months in 2010.  There has been a steady increase in business volume from the start of the operation. At the end of 2011 the endoscopy unit at 5734 Yonge Street was still only operating at 25% of its capacity.  The endoscopy unit will continue to grow and become more profitable with volume.  Most of the cost to run the endoscopy unit are variable with volume. The rent is fixed, rising only slightly year to year and some management overhead is fixed.  These costs are therefore reducing as a percentage of volume as this business continues to grow.

For all of fiscal 2010, 337 endoscopy procedures were performed giving rise to gross revenue of $191,207, substantially all of which was earned from the Ontario Health Insurance Plan (“OHIP”). As amounts owing from OHIP are backed by the government of Ontario, we see very little credit risk attributable to revenues billed to or owing from OHIP.   For fiscal 2011 over 2,250 procedures were performed  giving rise to $1,160,284 in revenue.

Key components of operating expenses for the endoscopy unit during the fiscal year ended December 31, 2011 were as follows:

-payments to doctors performing services: in general, the doctor performing the actual medical procedure will receive 60% of the amounts we receive from OHIP as payment for the procedure performed; included in Cost of Sales  for 2011 is $648,772 of such amounts owing to doctors

-management fees of $34,000,

-salaries and wages (primarily) to medical support staff (e.g. nurses, technicians, etc.) in the amount of $196,107

-premises rent of $185,982, and

-professional and management fees to third-party executive level service providers (in Canada) of $69,211

There was no revenue produced in 2010 for the private medical business and this revenue started in June of 2011.  Total revenue for the period from June to December of 2011 was $518,520.  This revenue grew steadily during the period.

Key components of operating expenses during the fiscal year ended December 31, 2011 were as follows:

-management fees of $427,895

-salaries and wages  in the amount of $1,336,569

-premises rent of $278,428 and

-professional and management fees to third-party executive level service providers (in Canada) of $365,586

The Company had an extraordinary event in 2011. There is rental income of $221,206 that was realized when another treatment center operator was unable to maintain its occupancy in its facility. The Company received rental income for a period of 70 days while the other treatment center operator occupied some of the premises at the Bala location.

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

Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. dollars)

Report of Independent Registered Public Accounting Firm

To the Shareholders of:
Nova Natural Resources Corporation

We have audited the accompanying consolidated balance sheet of Nova Natural Resources Corporation as of December 31, 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above presents fairly, in all material respects, the consolidated financial position of Nova Natural Resources Corporation as of December 31, 2011, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in consolidated financial statement Note 2, the Company has incurred losses since inception.  This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The comparative December 31, 2010 figures have been audited by another firm of licensed public accountants.

“Jarvis Ryan Associates”
Chartered Accountants
Licensed Public Accountants

Mississauga, Ontario, Canada
March 30, 2012

NOVA NATURAL RESOURCES CORPORATION
Consolidated Balance Sheets (Expressed in U.S. dollars)

	December 31, 2011	December 31, 2010

ASSETS
Current assets
Cash	$-	$48,376
Accounts receivable	188,423	40,907
Harmonized sales tax receivable	5,933	-
Prepaid expenses	83,724	52,436
Inventory	11,784	10,965
Total current assets	289,864	152,684

Fixed assets, net of accumulated depreciation (note 6)	641,052	342,695

Total assets	$930,916	$495,379

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank indebtedness	$28,281	$15
Accounts payable and accrued liabilities	632,497	298,529
Withholding taxes payable	270,118	-
Deferred revenue	116,692	-
Convertible notes payable (note 7)	2,498,975	445,601
Related party notes (note 8)	330,302	404,895
Total liabilities	3,876,865	1,149,040

Stockholders' deficit
Common stock; $0.01 par value, 50,000,000 shares
authorized; 13,521,568 shares issued and outstanding
(note 10)	135,216	50,218
Additional paid-in capital	5,716,666	5,631,664
Accumulated other comprehensive income (loss)	21,718	(12,855)
Accumulated deficit	(8,819,549)	(6,322,688)
Total stockholders' deficit	(2,945,949)	(653,661)

Total liabilities and stockholders' deficit	$930,916	$495,379

Commitments (note 11)

See accompanying notes to the consolidated financial statements
Subject to Report of Independent Registered Public Accounting Firm dated March 30, 2012

NOVA NATURAL RESOURCES CORPORATION
Consolidated Statement of Changes in Stockholders' Deficit (Expressed in U.S. dollars)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2007	8,071,764	$80,718	$5,622,164	$-	$(5,801,382)	$(98,500)
Adjustment	-	-	-	-	(30)	(30)

Common stock rescinded	(4,000,000)	(40,000)	-	-	-	(40,000)
Common stock issued for convertible note	950,000	9,500	9,500	-	-	19,000
Net loss, year ended December 31, 2008	-	-	-	-	(14,289)	(14,289)
Balance, December 31, 2008	5,021,764	50,218	5,631,664	-	(5,815,701)	(133,819)
Net loss, year ended December 31, 2009	-	-	-		(39,719)	(39,719)
Balance, December 31, 2009	5,021,764	50,218	5,631,664	-	(5,855,420)	(173,538)
Foreign currency translation	-	-	-	(12,855)	-	(12,855)
Net loss, year ended December 31, 2010	-	-	-	-	(467,268)	(467,268)
Balance, December 31, 2010	5,021,764	50,218	5,631,664	(12,855)	(6,322,688)	(653,661)
Common stock issued for convertible note	8,500,000	85,000	85,000	-	-	170,000
Foreign currency translation	-	-	-	34,573	-	34,573
Adjustment	(196)	(2)	2	-	-	-
Net loss, year ended December 31, 2011	-	-	-	-	(2,496,861)	(2,496,861)

Balance, December 31, 2011	13,521,568	$135,216	$5,716,666	$21,718	$(8,819,549)	$(2,945,949)

See accompanying notes to the consolidated financial statements
Subject to Report of Independent Registered Public Accounting Firm dated March 30, 2012

NOVA NATURAL RESOURCES CORPORATION
Consolidated Statements of Operations (Expressed in U.S. dollars)
	Year Ended December 31,
	2011	2010

Revenues	$1,678,804	$191,207
Cost of services provided	648,773	118,894
Gross margin	1,030,031	72,313

Operating expenses
Continuing education	7,049	6,067
Depreciation	129,766	51,229
General and administrative	536,715	61,629
Management fees (note 8)	461,895	-
Meals and entertainment	1,462	10,300
Medical records	81,139	22,556
Professional fees	434,804	179,127
Rent (note 8)	465,035	84,509
Salaries and wages	1,532,678	90,656
Subcontract fees	9,386	-
Supplies	72,076	-
Travel	16,093	33,251
Total operating expenses	3,748,098	539,324
	(2,718,067)	(467,011)
Other income (expense)
Rental income	221,206	-
Interest expense	-	(257)
Total other income (expense)	221,206	(257)
Net loss applicable to common shareholders	$(2,496,861)	$(467,268)

Other comprehensive income (loss)
Foreign currency translation adjustment	34,573	(12,855)
Total comprehensive loss	$(2,462,288)	$(480,123)
Basic and diluted loss per common share	$(0.34)	$(0.09)
Weighted average shares outstanding	7,443,626	5,021,764

See accompanying notes to the consolidated financial statements
Subject to Report of Independent Registered Public Accounting Firm dated March 30, 2012

NOVA NATURAL RESOURCES CORPORATION
Consolidated Statements of Cash Flows (Expressed in U.S. dollars)

	Year Ended December 31,
	2011	2010
Operating activities
Net loss	$(2,496,861)	$(467,268)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	129,766	51,229
	(2,367,095)	(416,039)
Changes in operating assets and liabilities
Accounts receivable	(147,516)	(39,704)
Harmonized sales tax receivable	(5,933)	-
Prepaid expenses	(31,288)	(50,894)
Inventory	(819)	(10,643)
Accounts payable and accrued liabilities	333,967	279,392
Withholding taxes payable	270,118	-
Deferred revenue	116,692	-
Net cash used in operating activities	(1,831,874)	(237,888)

Investing activities
Purchase of fixed assets	(428,122)	(383,844)
Net cash provided by investing activities	(428,122)	(383,844)
Financing activities
Proceeds from bank indebtedness	28,266	15
Proceeds from convertible notes payable	2,053,374	433,230
Proceeds from issuance of common stock	84,998	-
Proceeds from additional paid-in capital	85,002	-
(Advances to) proceeds from related party notes	(74,593)	230,784
Net cash used in financing activities	2,177,047	664,029
Effect of exchange rate on cash	34,573	529

Net change in cash	(48,376)	42,826
Beginning cash balance	48,376	5,550
Ending cash balance	$-	$48,376

Supplemental cash flow information
Cash paid for interest	$26,918	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements
Subject to Report of Independent Registered Public Accounting Firm dated March 30, 2012

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. dollars)

Note 1 - Nature of business

Nova Natural Resources Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. As at December 31, 2011, the Company owns 100% of the outstanding shares of each of 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc., both of which were incorporated in 2010 under the laws of the Province of Ontario, Canada. 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc. provide medical services to various patients in clinics located in two regions in Ontario, Canada; the city of Toronto and the regional municipality of Muskoka. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP").

Note 2 – Going concern

The Company’s financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business.  As at December 31, 2011, the Company has a working capital deficiency of $3,587,001 (2010 deficiency of $996,356) and accumulated deficit of $8,819,549 (2010 accumulated deficit of $6,322,688).  Accordingly, the Company will be dependent upon the raising of additional capital through placement of common stock, and, or debt financing in order to implement its business plan.  There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition.  These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

Note 3 - Significant accounting policies

The accounting policies of the Company are in accordance with US GAAP applied on a basis consistent with that of the preceding year.  Outlined below are those policies considered particularly significant.

Principals of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its two subsidiaries, as noted in note 1. All inter-company transactions and balances have been eliminated on consolidation.

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
December 31, 2011
(Expressed in U.S. dollars)

Note 3 - Significant accounting policies (cont’d)

Revenue recognition

There are several main streams of revenue for the Company.

Revenue recognized in 1816191 Ontario Limited occurs when the service is provided to the patient, at which time title to the service, significant risks of ownership have passed and ultimate collection is reasonably assured.

Revenue recognized in Greenestone Clinic Muskoka Inc. occurs proportionately over the term of the patients’ treatment, at which time title to the service, significant risks of ownership and ultimate collection is reasonably assured.  Customer deposits represents monies held by the Company from when the patients become admitted to treatment and are fully refunded, less any patients personal withdrawals during the time of treatment, at the time of discharge.  Deferred revenue represents monies deposited by the patients for future services to be provided by the Company.  Such monies will be recognized into revenue as the patient progresses through their treatment term.

Rental income is recognized when on a straight-line basis over the term of the rental period, at which time title to the service, significant risks of ownership and ultimate collection is reasonably assured.

Use of estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the recognition, measurement and disclosure of amounts reported in the financial statements and accompanying notes. The reported amounts, including revenue recognized in Greenestone Clinic Muskoka Inc., depreciation, allowance for doubtful accounts, inventory, furniture and equipment additions, deferred revenue and note disclosures are determined using management's best estimates based on assumptions that reflect the most probable set of economic conditions and planned courses of action. Actual results will differ from such estimates.

Non-monetary transactions

The Company’s policy is to measure an asset exchanged or transferred in a non-monetary transaction at the more reliably measurable of the fair value of the asset given up and the fair value of the asset received, unless:

i)	The transaction lacks commercial substance;
ii)
The transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange;

iii)	Neither the fair value of the asset received nor the fair value of the asset given up is reliably measurable; or
iv)	The transaction is a non-monetary non-reciprocal transfer to owners that represents a spin-off or other form of restructuring or liquidation.

Cash

The Company's policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition.  There were no cash equivalents as of December 31, 2011.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. dollars)

Note 3 - Significant accounting policies (cont’d)

Financial instruments

The Company initially measures its financial assets and liabilities at fair value, except for certain non-arm's length transactions.  The Company subsequently measures all its financial assets and financial liabilities at amortized cost.

Financial assets measured at amortized cost include cash, accounts receivable and harmonized sales tax receivable. Financial liabilities measured at amortized cost include bank indebtedness, accounts payable and accrued liabilities, withholding taxes payable, convertible notes payable and related party notes.

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

The Company does not have assets or liabilities measured at fair value on a recurring basis at December 31, 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2011.

Fixed assets

Fixed assets are recorded at cost.  Depreciation is calculated on the declining balance method at the following annual rates:
Computer equipment	30%
Computer software	100%
Furniture and equipment	30%
Medical equipment	25%

Leasehold improvements are depreciated using the straight-line method over the term of the lease.  Half rates are used for all fixed assets in the year of acquisition.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. dollars)

Note 3 - Significant accounting policies (cont’d)

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

Note 4 – Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board, or “FASB,” issued new guidance on the disclosures about offsetting assets and liabilities.  The new guidance enhances disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments.  The new guidance is to be adopted for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The new guidance is to be retrospectively applied for all comparative periods presented. The Company does not expect adoption of the new guidance to have a material impact on the consolidated financial statements.

In September 2011, the FASB issued new guidance on testing goodwill for impairment with the intention to reduce complexity and costs.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning on or after December 15, 2011. The Company does not expect adoption of the new guidance to have a material impact on the consolidated financial statements.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. dollars)

Note 4 – Recently Issued Accounting Pronouncements (cont’d)

In July 2011, the FASB  issued new guidance on the presentation and disclosure of patient service revenue, provision for bad debts, and the allowance for doubtful accounts for certain health care entities.  The guidance requires certain health care entities to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue.  Additionally, those health care entities are required to provide enhanced disclosure about the policies for recognizing revenue and assessing bad debts.  The amendments also require disclosures of patient service revenue as well as qualitative and quantitative information about changes in the allowance for doubtful accounts.  The amendments are effective for fiscal years and interim period periods within those fiscal years beginning after December 15, 2011. Upon adoption of this standard, the presentation of the Company’s statement of operations will change however net income will not.

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

Note 5 – Financial instruments

The Company is exposed to various risks through its financial instruments.  The following analysis provides a measure of the Company's risk exposure and concentrations at the balance sheet date, December 31, 2011:

(a)	Credit risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation.  Financial instruments that subject the Company to credit risk consist primarily of cash, accounts receivable and bank indebtedness.

Credit risk associated with cash and bank indebtedness is minimized by ensuring these financial assets and liabilities are placed with financial institutions with high credit ratings.

With respect to accounts receivable, concentration of credit risk is minimal as the Company receives all of its revenues from the Ontario Ministry of Health and Long-Term Care, a provincially regulated program.  Allowances are provided for potential losses that have been incurred at the balance sheet date.

(b)	Liquidity risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due.  The Company is subject to this risk given its working capital deficiency of $3,587,001 and accumulated deficit of $8,819,549.  As disclosed in note 2, the Company will be dependent upon the raising of additional capital in order to implement its business plant.  There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. dollars)

Note 5 – Financial instruments (cont’d)

(c)	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices.  Market risk comprises three types of risk: interest rate risk, currency risk, and other price risk.  The Company is exposed to interest rate risk and currency risk.

	i.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates.  The Company is exposed to interest rate risk on its bank indebtedness as these liabilities are based on floating rates of interest.

	ii.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates.  The Company is subject to currency risk as its subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. The Company is exposed to currency risk through cash, accounts receivable, harmonized sales taxes receivable, bank indebtedness, accounts payable and accrued liabilities, withholding taxes payable, convertible notes payable and related party notes denominated in Canadian dollars. During the year ended December 31, 2011, the Company recognized a gain of $34,573 on foreign exchange (2010 had a loss of $12,855). Based on the net exposures at December 31, 2011, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $10,000 increase or decrease in the Company’s after-tax net earnings, respectively.  The Company has not entered into any hedging agreements to mediate this risk.

	iii.	Other price risk

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

Note 6 –Fixed assets

			Net Book Value
	Cost	Accumulated Depreciation	December 31, 2011	December 31, 2010
Computer equipment	$12,876	$966	$11,910	$228,930
Computer software	19,086	4,771	14,315	47,737
Furniture and equipment	368,296	46,014	322,282	-
Leasehold improvements	92,554	31,201	61,353	-
Medical equipment	329,144	97,952	231,192	66,028
	$821,956	$180,904	$641,052	$342,695

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. dollars)
Note 7 – Convertible notes payable

The notes are convertible at the option of the holder up to the maturity date; any convertible debentures still outstanding as at their maturity date will automatically convert into common stock of the Company.  The Company has adequate common shares in its treasury to cover the conversions if all notes are exercised.

The Company has the following convertible notes outstanding.

Note	Amount	Issuance Date	Conversion Price in USD	Number of Shares	Effect on Dilution	Maturity

1	$50,500	April 1, 2010	$0.01	5,050,000	21.32%	n/a
2	25,000	December 1, 2010	$0.10	250,000	1.06%	December 1, 2012
3	9,833	December 1, 2010	$0.10	100,000	0.42%	December 1, 2012
4	24,583	December 1, 2010	$0.10	250,000	1.06%	December 1, 2012
5	24,583	December 1, 2010	$0.10	250,000	1.06%	December 1, 2012
6	24,583	December 1, 2010	$0.10	250,000	1.06%	December 1, 2012
7	51,481	December 1, 2010	$0.10	500,000	2.11%	December 1, 2012
8	9,833	December 1, 2010	$0.10	100,000	0.42%	December 1, 2012
9	10,383	December 1, 2010	$0.10	105,590	0.45%	December 1, 2012
10	14,750	December 1, 2010	$0.10	150,000	0.63%	December 1, 2012
11	147,495	December 1, 2010	$0.10	1,500,000	6.33%	December 1, 2012
12	24,583	December 1, 2010	$0.10	250,000	1.06%	December 1, 2012
13	24,583	December 1, 2010	$0.10	250,000	1.06%	December 1, 2012
14	49,165	December 1, 2010	$0.10	500,000	2.11%	December 1, 2012
15	47,198	January 31, 2011	$0.10	480,000	2.03%	January 31, 2013
16	24,583	March 30, 2011	$0.15	166,667	0.70%	March 30, 2013
17	50,000	March 30, 2011	$0.15	333,333	1.41%	March 30, 2013
18	15,000	March 30, 2011	$0.15	100,000	0.42%	March 30, 2013
19	29,499	March 30, 2011	$0.15	200,000	0.84%	March 30, 2013
20	9,833	March 31, 2011	$0.15	66,667	0.28%	March 31, 2013
21	98,330	March 31, 2011	$0.15	666,667	2.81%	March 31, 2013
22	9,833	March 31, 2011	$0.15	66,667	0.28%	March 31, 2013
23	9,833	March 31, 2011	$0.15	66,667	0.28%	March 31, 2013
24	98,330	March 31, 2011	$0.15	666,667	2.81%	March 31, 2013
25	49,165	March 31, 2011	$0.15	333,333	1.41%	March 31, 2013
26	29,499	March 31, 2011	$0.15	200,000	0.84%	March 31, 2013
27	19,666	March 31, 2011	$0.15	133,333	0.56%	March 31, 2013
28	4,917	March 31, 2011	$0.15	33,333	0.14%	March 31, 2013
29	24,583	April 15, 2011	$0.10	250,000	1.06%	April 15, 2013
30	5,900	June 15, 2011	$0.10	60,000	0.25%	June 15, 2013
31	7,866	June 15, 2011	$0.10	80,000	0.34%	June 15, 2013
32	3,933	June 15, 2011	$0.10	40,000	0.17%	June 15, 2013
33	76,697	June 15, 2011	$0.10	780,000	3.29%	June 15, 2013
34	196,660	June 24, 2011	$0.15	1,333,333	5.63%	June 24, 2013
35	29,499	June 30, 2011	$0.15	200,000	0.84%	June 30, 2013

*The actual number of shares issued if converted will vary depending on the exchange rate at time of conversion.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. dollars)

Note 7 – Convertible notes payable (cont’d)

Note	Amount	Issuance Date	Conversion Price in USD	Number of Shares	Effect on Dilution	Maturity

36	$15,733	June 30, 2011	$0.15	106,667	0.45%	June 30, 2013
37	31,466	June 30, 2011	$0.15	213,333	0.90%	June 30, 2013
38	64,898	June 30, 2011	$0.15	440,000	1.86%	June 30, 2013
39	58,998	June 30, 2011	$0.15	400,000	1.69%	June 30, 2013
40	68,831	June 30, 2011	$0.15	466,667	1.97%	June 30, 2013
41	14,258	June 30, 2011	$0.15	96,667	0.41%	June 30, 2013
42	147,495	June 30, 2011	$0.15	1,000,000	4.22%	June 30, 2013
43	49,165	June 30, 2011	$0.15	333,333	1.41%	June 30, 2013
44	142,579	June 30, 2011	$0.15	966,667	4.08%	June 30, 2013
45	4,917	July 30, 2011	$0.15	33,333	0.14%	July 30, 2013
46	4,917	July 30, 2011	$0.15	33,333	0.14%	July 30, 2013
47	4,917	July 30, 2011	$0.15	33,333	0.14%	July 30, 2013
48	10,000	July 30, 2011	$0.15	66,667	0.28%	July 30, 2013
49	9,833	July 30, 2011	$0.15	66,667	0.28%	July 30, 2013
50	8,850	July 30, 2011	$0.15	60,000	0.25%	July 30, 2013
51	2,212	July 30, 2011	$0.15	15,000	0.06%	July 30, 2013
52	4,917	August 26, 2011	$0.15	33,333	0.14%	August 26, 2013
53	49,165	August 26, 2011	$0.15	333,333	1.41%	August 26, 2013
54	49,165	October 26, 2011	$0.10	500,000	2.11%	October 26, 2013
55	98,330	October 31, 2011	$0.15	666,667	2.81%	October 31, 2013
56	68,831	November 24, 2011	$0.15	466,667	1.97%	November 24, 2013
57	14,750	November 30, 2011	$0.15	100,000	0.42%	November 30, 2013
58	14,750	November 30, 2011	$0.15	100,000	0.42%	November 30, 2013
59	23,206	November 30, 2011	$0.15	157,333	0.66%	November 30, 2013
60	25,160	December 31, 2011	$0.15	167,733	0.71%	December 31, 2013
61	19,666	December 31, 2011	$0.15	133,333	0.56%	December 31, 2013
62	9,833	December 31, 2011	$0.15	66,667	0.28%	December 31, 2013
63	44,249	December 31, 2011	$0.15	300,000	1.27%	December 31, 2013
64	49,165	December 31, 2011	$0.15	333,333	1.41%	December 31, 2013
65	19,666	December 31, 2011	$0.15	133,333	0.56%	December 31, 2013
66	14,750	December 31, 2011	$0.15	100,000	0.42%	December 31, 2013
67	22,124	December 31, 2011	$0.15	150,000	0.63%	December 31, 2013
	$2,498,975			223,335,656

*The actual number of shares issued if converted will vary depending on the exchange rate at time of conversion.

During the year ended December 31, 2011, the Company issued 8,500,000 common shares from convertible notes payable at a conversion rate of $0.02 per share.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. dollars)
Note 7 – Convertible notes payable (cont’d)

During the year ended December 31, 2011, the Company issued the following convertible debentures for cash consideration.

Series	Cash Consideration
Series C	$1,075,000
Series F	$170,000
Series H	$50,000

These debentures bear no interest and are convertible into common shares of the Company at the rate of $0.15 per share between six months after their date of issuance and their maturity date of two years from their date of issuance. All convertible debentures still outstanding as at their date of maturity will automatically convert into common stock at the rate of $0.15 per share.

During the year ended December 31, 2011, the Company issued the following convertible debentures in satisfaction of liabilities related to services provided to the Company.

Series	Liabilities Related to Services	Conversion Price in USD
Series B	$219,000	$0.10
Series D	$78,000	$0.15
Series E	$290,350	$0.15
Series F	$122,660	$0.15
Series H	$35,000	$0.15

These debentures bear no interest and are convertible into common shares of the Company at the above applicable rate per share on the convertible debentures between six months after their date of issuance and their maturity date of two years from their date of issuance. All convertible debentures still outstanding as at their date of maturity will automatically convert into common stock at the above applicable conversion rate.

Note 8 –Related party transactions

The balance owing to related party notes as at December 31, 2011 and December 31, 2010 is to Greenestone Clinic Inc.  The Company is related to Greenestone Clinic Inc. as it is controlled by one of the Company’s directors.  During the year ended December 31, 2011, the Company purchased $269,982 of furniture and equipment from Greenestone Clinic Inc. The transaction was measured at the exchange amount, being the fair market value of the furniture and equipment acquired.

The Company had management fees totaling $178,032 during the year ended December 31, 2011 (2010: $0) to the director for services which are included in management fees.

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

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. dollars)
Note 9 -Income taxes

Current or future U.S. federal income tax provision or benefits have not been provided for any of the periods presented because the Company has experienced operating losses since inception. Under ACS 740 “Income Taxes,” when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  The Company has provided a full valuation allowance on the net future tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that they will not earn income sufficient to realize the future tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year ended December 31, 2011, applicable under ACS 740.  As a result of the adoption of ACS 740, the Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The component of the Company’s future tax asset as of December 31, 2011 is as follows:

	December 31, 2011	December 31, 2010
Net operating loss carry forwards	$8,819,549	$6,322,688
Valuation allowance	(8,819,549)	(6,322,688)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	December 31, 2011	December 31, 2010
Tax at statutory rate	$873,901	$163,544
Valuation allowance	(873,901)	(163,544)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the year ended December 31, 2011.

The net federal operating loss carry forwards expire as follows:
2023	$5,855,420
2030	467,268
2031	2,496,861
$8,819,549

The loss carry forwards may be limited upon the consummation of a business combination under IRC Section 381.

Note 10 -Stockholders’ deficit

Common stock

The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.01.  As of December 31, 2011 the Company had 13,521,568 shares of its $0.01 par value common stock issued and outstanding.

During the year ended December 31, 2011, the Company issued 8,500,000 common stock from convertible notes payable at a conversion rate of $0.02 per share.

 NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. dollars)

Note 10 -Stockholders’ deficit (cont’d)

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the year.  The weighted-average number of common shares outstanding during each year is used to compute basic loss per share.  Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares that will be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the year ended December 31, 2011.

Note 11 – Commitments

The Company is committed under two non-cancellable operating lease agreements for rental of premises.  The rental of premise agreement for the subsidiary, 1816191 Ontario Inc. expires July 31, 2013 and the premise agreement for the subsidiary, Greenestone Clinic Muskoka Inc. expires March 31, 2016 (note 8).

Future minimum annual payment requirements are as follows:
2012	$690,277
2013	771,399
2014	648,978
2015	648,978
2016	162,245
$2,921,877

Note 12 – Management of capital

The Company’s objectives of capital management are to safeguard its ability to support the Company’s normal operating requirements on an ongoing basis.  The Company defines capital as the total of its total assets less total liabilities.

The Company manages its capital structure and makes adjustments in light of changes in its economic environment and the risk characteristics of the Company’s assets.  To effectively manage the Company’s capital requirements, the Company has in place a planning, budgeting and forecasting process to help determine the funds required to ensure the Company has the appropriate liquidity to meet its operating and growth objectives.  The Company is dependent upon the raising of additional capital through placement of common stock, and, or debt financing to support its normal operating requirements. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. At December 31, 2011, there was no externally imposed capital requirement to which the Company is subject and with which the Company has not complied.

Note 13 – Asset retirement obligations

As at December 31, 2011, the Company has no legal obligations associated with the retirement of its tangible long-lived assets that it is required to settle.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. dollars)

Note 14 – Subsequent events

Subsequent to the year ended December 31, 2011, $175,371 of Series G convertible debentures were issued at a conversion price in USD of $0.20.  The notes are convertible at the option of the holder between six months after their date of issuance and their maturity date of two years from their date of issuance.  The convertible debentures still outstanding as at their date of maturity will automatically convert into common stock at $0.20 per common stock.

Subsequent to the year ended December 31, 2011, Greenestone Clinic Muskoka Inc. entered into a non-cancellable operating lease agreement for rental of premise commencing March 1, 2012 and expiring April 30, 2013, with monthly payments of $10,500 plus applicable sales taxes.

Note 15 – Comparative figures

The presentation of certain amounts on the financial statements for the previous year has been changed to conform with the financial statement presentation adopted for 2011.  The net loss for the previous year is not affected by this reclassification.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our President has concluded that the Company's disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management made an internal assessment of the effectiveness of our internal control over financial reporting as of 12/31/2011. In making this assessment, it used the experience of the President and CEO. Based on this evaluation, our management concluded that the internal control is ineffective since there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by the President and CEO with the assistance of a full time accounting professional.   Our President does possess accounting expertise but our company does not have an audit committee. This weakness is due to the company's lack of working capital to hire additional staff. To remedy this material weakness, we intend to raise additional capital to engage another internal accountant to assist with financial reporting as soon as our finances will allow.

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

Name	Age	Position

Shawn E. Leon	52	President, CEO and Director
Dr. Luke Fazio	35	Director
Michael Howlett	65	Director

Mr. Leon was elected as president, and director in November 2010 and as CEO in April 2011.

Set forth below are descriptions of the background of the executive officers and directors of the Company and principal occupations for the past five years:

Shawn Leon, 52, Graduated with Honors in Business Administration, Wilfrid Laurier University in 1982. Mr. Leon has been an officer and Director of the Company since November of 2010.  Prior to that Mr. Leon was the President of Greenestone Clinic Inc. since 2008. Mr Leon has also held the role of President of Leon Developments Ltd,  Port Carling Inn Developments Ltd., 1871 at the Locks Developments Ltd. and JLeon Developments Ltd. since 2008, 2008, 2008 and 2006 respectively.

The President and Chief Executive Officer was appointed by the Board of Directors and holds office at the discretion of the Board.

Dr. Luke Fazio MD CM FRCSC has been a member of the Board of Directors of Nova Natural Resources Corporation since May of 2010.  Dr. Luke Fazio, 35, completed his medical school training at McGill University in Montreal in 1999. He performed his training in Urology at the University of Western Ontario and became a fellow of the Royal College of Surgeons of Canada in 2004. Dr. Fazio went on to a fellowship in endourology and minimally-invasive surgery at St. Michael's Hospital in Toronto in association with the University of Toronto. Dr. Fazio has been on staff as an attending urologist at Kingston General Hospital in association with Queen's University. Dr. Fazio is currently on staff at Humber River Hospital in Toronto practicing general urology with a special interest in the management of urinary stones and minimally-invasive surgery.

Michael Howlett 65,  has been a Director on the Board of Directors of the Company since April of 2011.  He brings more than three decades of experience in the private sector.  His background includes a long and distinguished career with the Preston Group of Companies that culminated in his role as Chair and CEO, responsible for strategic planning, operations and mergers and acquisitions.

When Preston was acquired by OE Canon, Mr. Howlett dedicated his attention to helping re-shape companies in the not-for-profit sectors.  His work with the Canadian Diabetes Association as President and CEO led the organization to national and international recognition through its research, education programs and influence in changing public policy.  In 2008, he accepted an invitation from the Government of Canada to direct the two-year launch of the Mental Health Commission and created the financial, strategic and operational framework that would support its ten-year mandate to generate awareness and understanding of mental health.

Now, as Chairman and Chief Executive Officer of Carmichael & Holmes Inc., he consults to a number of businesses throughout Canada and the United States, as well as in England and Europe.  His focus is maximizing an organization’s potential to ensure profitability and growth.  He brings extensive experience in the development, management and re-engineering of both start-up and established organizations in a broad range of sectors.

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

Nova Natural Resources Corporation Attention: Investor Relations 5734 Yonge Street, suite 300, Toronto, Ontario Canada M2M 4E7

Board Meetings and Committees

The Company holds regular Board meetings each quarter.  There are no sub committees of the Board of Directors.  All Directors act on all matters before the Board.

Audit Committee

We currently do not have an Audit Committee, the Board currently handles the duties of the Audit Committee. The Company does not believe that not having an Audit Committee will have any adverse effect on its financial statements, based upon current operations. Management will assess whether an Audit Committee may be necessary in the future.

Item 11. Executive Compensation

The President, Chief Executive Officer and Director has received convertible notes for compensation for our last fiscal year. There have been no annuity, pension or retirement benefits ever paid to our officers or directors. We currently do not have an employment agreement with the President and Chief Executive Officer.

Summary Compensation Table

The following table shows the compensation for the fiscal year ended December 31, 2010 earned by the President, Chief Executive Officer and Vice-President:

	Fiscal			Stock
	Year			Awards	Option	All Other
Name and Principle Position	Ended	Salary ($)	Bonus ($)	($)(1)	Awards ($)	Compensation ($)	Total ($)

Shawn Leon	2011	$120,000	$0	$0	$0	$0 $58,032	$178,032
President, Chief Executive
Officer
	2010	$58,000	$0		$0	$0	$58,000

Richard Siegel	2011	$98,000	$0	$0	$0	$57,744	$155,744
Vice-President
	2010	$8,000	$0	$0	$0	$0	$8,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the ownership of our common stock as of December 31, 2011 by: (i) each Director; (ii) each of the Named Executives Officers in the Summary Compensation Table; (iii) all Executive Officers and Directors of the Company as a group and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. As of December 31, 2011, there are 13,521,568 shares of common stock outstanding.

Title Of Class	Name and Beneficial Owner	Position	Amount	Percent of Class

Common Stock	Wayne Doss	Investor	2,505,000	16.1
Common Stock	Jay Parekh	Officer	1,525,000	9.8
Common Stock	Greenestone Clinic Inc.	Officer	2,600,000	16.8
	B.O. Shawn Leon	Director
Common Stock	Eileen Greene**	Investor	760,000	4.9
Common Stock	Luke Fazio	Director	500,000	3.2
Common Stock	Rheena Bhargava***	Investor	500,000	3.2
Common Stock	Richard Siegel	Officer	557,500	3.6
Common Stock	Ashwin Maharaj	Investor	1,000,000	6.4
Common Stock	T.E. Abraham	Officer	250,000	1.6

** Eileen Greene is the spouse of Shawn Leon.
*** Reena Bhargava is the spouse of Luke Fazio.

Item 13. Certain Relationships and Related Transactions

The Company President and CEO was party to two related party transactions.  In March of 2011 the Company entered into an agreement with Cranberry Cove Holdings Ltd., a company wholly owned by the president,  for the lease of the premises in Bala, Ontario.  The terms of this lease were agreed to by other officers and stakeholders in the Company and an agreement was made directly with these officers and stakeholders with the Mortgagor of the premises.  This lease is non binding on the Company at the end of the first, second and fifth year of the lease.  The Company has purchase option that allows the Company to purchase the property at any time during the lease at fair market value to be determined by an appraisal.  There is a minimum price of $4.5 million dollars which is equal to the debt on the property and a maximum value no matter what the appraisal comes in at. The maximum purchase value is $8.0 million  in the first two years of the term and $10.0 million in the last three years of the term. The second transaction was for the purchase of substantially all of the assets used in the operation of the property. The value of the transaction was substantially lower than replacement cost and was a total of  $269,982.00.

Item 14. Principal Accountant Fees and Services

In January 2002, the Company's Board engaged Eddy S.L. Chin Chartered Accountant(Chin) as the independent accountant of the Company.

Fees that we paid to Eddy S.L. Chin Chartered Accountant for the fiscal year ended December 31, 2010.  Eddy S.L. Chin Chartered Accountant completed the first quarter statements for 2011.  In April 2011,  The Company’s Board hired  Watson Dauphenee Masuch (WDM) to take over the responsibilities of the Audit.  WDM worked with the firm of Jarvis Ryan Associates (JRA)  for the second quarter statements and the Company’s Board then hired JRA to complete the third quarter and became the Company’s Auditors.  The fees paid to each of the acconting firms for the 2010 and 2011 year ends are set forth below:

	2011	2010
Audit fees (Chin)	$2,260	$12,000
Tax fees (Chin)	0	1,200
Audit Fees (WDM)	16,000	0
Audit Fees (JRA)	30,000	0
Tax Fees	0	0
All other fees	0	0
	$48,260	$13,200

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2011, and 2010.

Tax Fees

Tax fees were paid to auditors for tax compliance services during the fiscal years ended December 31, 2010 and no fees for “Tax” were paid in 2011.

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" and “Tax Fees” for the fiscal years ended December 31, 2010, and we did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal years ended December 31, 2011.

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

NOVA NATURAL RESOURCES CORP.
 Registrant

DATE: March 30, 2012	By:	/s/ Shawn Leon
Shawn Leon
President, CEO