Form 10-Q
period 2012-03-31
NOVA NATURAL RESOURCES CORP
filed 2012-05-15
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the Quarterly Period ended March 31, 2012

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

Securities registered under Section

12(g) of the Act:

Common Stock, $.01 Par Value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [X]

Issuer's revenues for its most recent fiscal year totaled: $1,678,804 and most recent quarter was $1,260,054

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format: Yes___. No. X

As of March 31, 2012, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding. The number of Shares of Common Stock Outstanding $.01 par value as of  March 31, 2012, was 13,521,568.

NOVA NATURAL RESOURCES CORPORATION

PART 1

NOVA NATURAL RESOURCES CORPORATION

Consolidated Interim Financial Statements
For the Quarter Ended March 31, 2012
(Expressed in U.S. $)

Unaudited

NOVA NATURAL RESOURCES CORPORATION

Consolidated Interim Financial Statements
For the Quarter Ended March 31, 2012
(Expressed in U.S. $)

Unaudited

Report of Independent Registered Public Accounting Firm

To the Shareholders of:
Nova Natural Resources Corporation

We have reviewed the accompanying interim Balance Sheet of Nova Natural Resources Corporation as of March 31, 2012, and the related interim Statements of Operations, Changes in Stockholders’ Deficit and Statements of Cash Flows for the quarter ended March 31, 2012. These interim financial statements are the responsibility of the Company’s management.

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

The comparative March 31, 2011 figures have been reviewed by another independent registered public accounting firm..

Chartered Accountants

Mississauga, Ontario, Canada
May 15, 2012

NOVA NATURAL RESOURCES CORPORATION
Consolidated Interim Balance Sheets
(Expressed in U.S. $)

	March 31,	March 31,	December 31,
	2012	2011	2011
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash	$-	$244,531	$-
Accounts receivable	316,551	105,925	188,423
Harmonized sales tax receivable	-	-	5,933
Prepaid expenses	128,682	54,321	83,724
Inventory	12,015	11,307	11,784
Total current assets	457,248	416,084	289,864
Fixed assets, net of accumulated depreciation (note 6)	662,782	346,802	641,052
Total assets	$1,120,030	$762,886	$930,916

LIABILITIES AND STODCKHOLDERS' DEFICIT

Current liabilities
Bank indebtedness	$95,546	$-	$28,281
Accounts payable and accrued liabilities	524,167	410,027	632,497
Harmonized sales tax payable	74,527	-	-
Withholding taxes payable	464,604	-	270,118
Deferred revenue	164,669	-	116,692
Convertible notes payable (note 7)	2,751,837	935,360	2,498,975
Related party notes (note 8)	315,250	301,693	330,302
Total liabilities	4,390,600	1,647,080	3,876,865

Stockholders' deficit
Common stock; $0.01 par value, 50,000,000 shares
authorized; 13,521,568 shares issued and outstanding
(note 10)	135,216	50,218	135,216
Additional paid-in capital	5,716,666	5,631,664	5,716,666
Other comprehensive loss	(33,061)	(12,153)	21,718
Accumulated deficit	(9,089,391)	(6,553,923)	(8,819,549)
Total stockholders' deficit	(3,270,570)	(884,194)	(2,945,949)
Total liabilities and stockholders' deficit	$1,120,030	$762,886	$930,916

Commitments (note 11)

See accompanying notes to the consolidated interim financial statements
Subject to Report of Independent Registered Public Accounting Firm dated May 15, 2012

NOVA NATURAL RESOURCES CORPORATION
Consolidated Interim Statement of Changes in Stockholders’ Deficit
(Expressed in U.S. $)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balance, December 31, 2010	5,021,764	50,218	5,631,664	(12,855)	(6,322,688)	(653,661)
Common stock issued for convertible note (note 7)	8,500,000	85,000	85,000	-	-	170,000
Foreign currency translation	-	-	-	34,573	-	34,573
Adjustment	(196)	(2)	2	-	-	-
Net loss, year ended December 31, 2011	-	-	-	-	(2,496,861)	(2,496,861)
Balance, December 31, 2011	13,521,568	135,216	5,716,666	21,718	(8,819,549)	(2,945,949)
Foreign currency translation	-	-	-	(54,779)	-	(54,779)
Net loss, quarter ended March 31, 2012	-	-	-	-	(269,842)	(269,842)
Balance, March 31, 2012	13,521,568	$135,216	$5,716,666	$(33,061)	$(9,089,391)	$(3,270,570)

See accompanying notes to the consolidated interim financial statements

NOVA NATURAL RESOURCES CORPORATION
Consolidated Interim Statements of Operations
(Expressed in U.S. $)
(Unaudited)

	Quarter Ended
	March 31,
	2012	2011
Revenues	$1,257,411	$223,788
Cost of services provided	251,178	129,941
Gross margin	1,006,233	93,847

Operating expenses
Continuing education	14,027	-
Depreciation	50,178	23,366
General and administrative	134,840	28,322
Management fees (note 8)	29,967	-
Meals and entertainment	484	1,960
Medical records	28,224	14,047
Professional fees	19,611	101,816
Rent (note 8)	165,049	114,609
Salaries and wages	772,89	540,712
Subcontract fees	8,626	-
Supplies	43,372	-
Travel	8,802	250
Total operating expenses	1,276,075	325,082
Net loss applicable to common shareholders	$(269,842)	$(231,235)

Accumulated other comprehensive loss
Foreign currency translation adjustment	(54,779)	(702)
Total comprehensive loss	$(215,063)	$(231,937)
Basic and diluted loss per common share	$(0.02)	$(0.05)
Weighted average shares outstanding	13,521,568	5,021,764

See accompanying notes to the consolidated interim financial statements
Subject to Report of Independent Registered Public Accounting Firm dated May 15, 2012

NOVA NATURAL RESOURCES CORPORATION
Consolidated Interim Statements of Cash Flows
(Expressed in U.S. $)
(Unaudited)

	Quarter EndedMarch 31,
	2012	2011
Operating activities
Net loss	$(269,842)	$(231,235)
Adjustment to reconcile net loss to net cash used in
operating activities: Depreciation	50,178	23,366

Changes in operating assets and liabilities Accounts receivable	(128,128)	(65,018)
Harmonized sales tax	80,460
Prepaid expenses	(44,958)	(1,885)
Inventory	(231)	(342)
Accounts payable and accrued liabilities	(108,330)	111,498
Withholding taxes payable	194,486
Deferred revenue	47,977
Net cash used in operating activities	(178,388)	(163,616)

Investing activities
Purchase of fixed assets	(71,908)	(27,473)
Net cash provided by investing activities	(71,908)	(27,473)

Financing activities
Proceeds from (advances to) bank indebtedness	-	(15)
Proceeds from convertible notes payable	252,862	489,759
Repayment of related party notes	(15,052)	(103,202)
Net cash used in financing activities	237,810	386,542

Effect of exchange rate on cash	(54,779)	702

Net change in cash	(67,265)	196,155
Beginning cash balance (deficiency)	(28,281)	48,376
Ending cash balance (deficiency)	$(95,546)	$244,531

Supplemental cash flow information
Cash paid for interest	$12,501	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated interim financial statements
Subject to Report of Independent Registered Public Accounting Firm dated May 15, 2012

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
March 31, 2012

Note 1 - Nature of business

Nova Natural Resources Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. As at March 31, 2012, the Company owns 100% of the outstanding shares of each of 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc., both of which were incorporated in 2010 under the laws of the Province of Ontario, Canada. 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc. provide medical services to various patients in clinics located in two regions in Ontario, Canada; the city of Toronto and the regional municipality of Muskoka. These consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP"). Certain comparative figures have been reclassified to conform to the current period's financial presentation.

Note 2 – Going concern

The Company’s financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business.  As at March 31, 2012, the Company has a working capital deficiency of $3,933,352 and accumulated deficit of $9,089,391.  Accordingly, the Company will be dependent upon the raising of additional capital through placement of common stock, and, or debt financing in order to implement its business plan.  There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition.  These consolidated interim financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

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

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ deficit as a component of accumulated other comprehensive income or loss.  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income (loss).

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
March 31, 2012
Note 3 - Significant accounting policies (cont’d)

Principals of consolidation (cont’d)

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

Use of estimates

The preparation of consolidated interim financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the recognition, measurement and disclosure of amounts reported in the financial statements and accompanying notes. The reported amounts, including revenue recognized in Greenestone Clinic Muskoka Inc., depreciation, allowance for doubtful accounts, inventory, furniture and equipment additions, deferred revenue and note disclosures are determined using management's best estimates based on assumptions that reflect the most probable set of economic conditions and planned courses of action. Actual results will differ from such estimates.

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

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
March 31, 2012

Note 3 - Significant accounting policies (cont’d)

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

The Company does not have assets or liabilities measured at fair value on a recurring basis at March 31, 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the quarter ended March 31, 2012.

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

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
March 31, 2012

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

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
March 31, 2012

Note 4 – Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board, or “FASB,” issued new guidance on the disclosures about offsetting assets and liabilities.  The new guidance enhances disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments.  The new guidance is to be adopted for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The new guidance is to be retrospectively applied for all comparative periods presented. The Company does not expect adoption of the new guidance to have a material impact on the consolidated interim financial statements.

In September 2011, the FASB issued new guidance on testing goodwill for impairment with the intention to reduce complexity and costs.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning on or after December 15, 2011. The Company does not expect adoption of the new guidance to have a material impact on the consolidated interim financial statements.

Note 5 – Financial instruments

The Company is exposed to various risks through its financial instruments.  The following analysis provides a measure of the Company's risk exposure and concentrations at the balance sheet date, March 31, 2012:

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

With respect to accounts receivable, concentration of credit risk is minimal as the Company receives all of its revenues from the Ontario Ministry of Health and Long-Term Care, a provincially regulated program.  Allowances are provided for potential losses that have been incurred at the balance sheet date.  Concentration of credit risk has not changed from the prior reporting period, December 31, 2011.

(b)	Liquidity risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due.  The Company is subject to this risk given its working capital deficiency of $3,933,352 and accumulated deficit of $9,089,391.  As disclosed in note 2, the Company will be dependent upon the raising of additional capital in order to implement its business plan.  There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition.  There has been no change to liquidity risk since the prior reporting period, December 31, 2011.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
March 31, 2012

Note 5 – Financial instruments (cont’d)

(c)	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices.  Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk.  The Company is exposed to interest rate risk and currency risk.

	i.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates.  Consistent with the prior reporting period, December 31, 2011, the Company is exposed to interest rate risk on its bank indebtedness as this liability is based on floating rates of interest.

	ii.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates.  The Company is subject to currency risk as its subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. The Company is exposed to currency risk through cash, accounts receivable, harmonized sales taxes receivable, bank indebtedness, accounts payable and accrued liabilities, withholding taxes payable, convertible notes payable and related party notes denominated in Canadian dollars. During the quarter ended March 31, 2012, the Company recognized a loss of $54,779 on foreign exchange. Based on the net exposures at March 31, 2012, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $10,000 increase or decrease in the Company’s after-tax net earnings, respectively.  The Company has not entered into any hedging agreements to mediate this risk.  There has been no change to the Company’s susceptibility to currency risk since the last reporting period, December 31, 2011.

	iii.	Other price risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices (other than those arising from interest rate risk or currency risk), whether those changes are caused by factors specific to the individual financial instrument or its issuer, or factors affecting all similar financial instruments traded in the market.  As consistent with the prior reporting period, December 31, 2011, the Company is not exposed to this risk.

Note 6 –Fixed assets

			Net Book Value
	Cost	Accumulated Amortization	March 31, 2012	March 31,2011	December 31, 2011
Computer equipment	$13,127	$1,895	$11,232	$-	$11,910
Computer software	27,629	8,513	19,116	-	14,315
Furniture and equipment	385,088	71,959	313,129	47,160	322,282
Leasehold improvements	103,885	36,858	67,026	65,230	61,353
Medical equipment	367,848	115,569	252,279	234,412	231,192
	$897,577	$234,795	$662,782	$346,802	$641,052

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
March 31, 2012

Note 7 – Convertible notes payable

The notes are convertible at the option of the holder up to the maturity date; any convertible debentures still outstanding as at their maturity date will automatically convert into common stock of the Company.  Accordingly, these convertible notes payable are considered current liabilities by nature. The Company has adequate common shares in its treasury to cover the conversions if all notes are exercised.

The Company has the following convertible notes outstanding.

Note	Amount	Issuance Date	Conversion Price in USD	Number of Shares	Effect on Dilution	Maturity
1	$50,500	April 1, 2010	$0.01	5,050,000	20.30%	n/a
2	25,000	December 1, 2010	$0.10	250,000	1.01%	December 1, 2012
3	10,025	December 1, 2010	$0.10	100,000	0.40%	December 1, 2012
4	27,036	December 1, 2010	$0.10	250,000	1.01%	December 1, 2012
5	25,063	December 1, 2010	$0.10	250,000	1.01%	December 1, 2012
6	25,063	December 1, 2010	$0.10	250,000	1.01%	December 1, 2012
7	50,125	December 1, 2010	$0.10	500,000	2.01%	December 1, 2012
8	10,025	December 1, 2010	$0.10	100,000	0.40%	December 1, 2012
9	10,585	December 1, 2010	$0.10	105,590	0.42%	December 1, 2012
10	15,038	December 1, 2010	$0.10	150,000	0.60%	December 1, 2012
11	150,375	December 1, 2010	$0.10	1,500,000	6.03%	December 1, 2012
12	25,063	December 1, 2010	$0.10	250,000	1.01%	December 1, 2012
13	25,063	December 1, 2010	$0.10	250,000	1.01%	December 1, 2012
14	50,125	December 1, 2010	$0.10	500,000	2.01%	December 1, 2012
15	48,120	January 31, 2011	$0.10	480,000	1.93%	January 31, 2013
16	25,063	March 30, 2011	$0.15	166,667	0.67%	March 30, 2013
17	50,000	March 30, 2011	$0.15	333,333	1.34%	March 30, 2013
18	15,000	March 30, 2011	$0.15	100,000	0.40%	March 30, 2013
19	30,075	March 30, 2011	$0.15	200,000	0.80%	March 30, 2013
20	10,025	March 31, 2011	$0.15	66,667	0.27%	March 31, 2013
21	100,250	March 31, 2011	$0.15	666,667	2.68%	March 31, 2013
22	10,025	March 31, 2011	$0.15	66,667	0.27%	March 31, 2013
23	10,025	March 31, 2011	$0.15	66,667	0.27%	March 31, 2013
24	100,250	March 31, 2011	$0.15	666,667	2.68%	March 31, 2013
25	50,125	March 31, 2011	$0.15	333,333	1.34%	March 31, 2013
26	30,075	March 31, 2011	$0.15	200,000	0.80%	March 31, 2013
27	20,050	March 31, 2011	$0.15	133,333	0.54%	March 31, 2013
28	5,013	March 31, 2011	$0.15	33,333	0.13%	March 31, 2013
29	25,063	April 15, 2011	$0.10	250,000	1.01%	April 15, 2013
30	6,015	June 15, 2011	$0.10	60,000	0.24%	June 15, 2013
31	8,020	June 15, 2011	$0.10	80,000	0.32%	June 15, 2013
32	4,010	June 15, 2011	$0.10	40,000	0.16%	June 15, 2013

*The actual number of shares issued if converted will vary depending on the exchange rate at time of conversion.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
March 31, 2012

Note 7 – Convertible notes payable (cont’d)

Note	Amount	Issuance Date	Conversion Price in USD	Number of Shares	Effect on Dilution	Maturity
33	78,195	June 15, 2011	$0.10	780,000	3.14%	June 15, 2013
34	200,500	June 24, 2011	$0.15	1,333,333	5.36%	June 24, 2013
35	30,075	June 30, 2011	$0.15	200,000	0.80%	June 30, 2013
36	16,040	June 30, 2011	$0.15	106,667	0.43%	June 30, 2013
37	$32,080	June 30, 2011	$0.15	213,333	0.86%	June 30, 2013
38	66,165	June 30, 2011	$0.15	440,000	1.77%	June 30, 2013
39	60,150	June 30, 2011	$0.15	400,000	1.61%	June 30, 2013
40	70,175	June 30, 2011	$0.15	466,667	1.88%	June 30, 2013
41	14,536	June 30, 2011	$0.15	96,667	0.39%	June 30, 2013
42	150,375	June 30, 2011	$0.15	1,000,000	4.02%	June 30, 2013
43	50,125	June 30, 2011	$0.15	333,333	1.34%	June 30, 2013
44	145,363	June 30, 2011	$0.15	966,667	3.89%	June 30, 2013
45	5,013	July 30, 2011	$0.15	33,333	0.13%	July 30, 2013
46	5,013	July 30, 2011	$0.15	33,333	0.13%	July 30, 2013
47	5,013	July 30, 2011	$0.15	33,333	0.13%	July 30, 2013
48	10,000	July 30, 2011	$0.15	66,667	0.27%	July 30, 2013
49	10,025	July 30, 2011	$0.15	66,667	0.27%	July 30, 2013
50	9,023	July 30, 2011	$0.15	60,000	0.24%	July 30, 2013
51	2,256	July 30, 2011	$0.15	15,000	0.06%	July 30, 2013
52	5,013	August 26, 2011	$0.15	33,333	0.13%	August 26, 2013
53	50,125	August 26, 2011	$0.15	333,333	1.34%	August 26, 2013
54	50,125	October 26, 2011	$0.10	500,000	2.01%	October 26, 2013
55	100,250	October 31, 2011	$0.15	666,667	2.68%	October 31, 2013
56	70,175	November 24, 2011	$0.15	466,667	1.88%	November 24, 2013
57	15,038	November 30, 2011	$0.15	100,000	0.40%	November 30, 2013
58	15,038	November 30, 2011	$0.15	100,000	0.40%	November 30, 2013
59	23,659	November 30, 2011	$0.15	157,333	0.63%	November 30, 2013
60	25,160	December 31, 2011	$0.15	167,733	0.67%	December 31, 2013
61	20,050	December 31, 2011	$0.15	133,333	0.54%	December 31, 2013
62	10,025	December 31, 2011	$0.15	66,667	0.27%	December 31, 2013
63	45,113	December 31, 2011	$0.15	300,000	1.21%	December 31, 2013
64	50,125	December 31, 2011	$0.15	333,333	1.34%	December 31, 2013
65	20,050	December 31, 2011	$0.15	133,333	0.54%	December 31, 2013
66	15,038	December 31, 2011	$0.15	100,000	0.40%	December 31, 2013
67	22,556	December 31, 2011	$0.15	150,000	0.60%	December 31, 2013
68	50,000	January 15, 2012	$0.20	250,000	1.01%	January 15, 2014
69	10,025	January 24, 2012	$0.20	50,000	0.20%	January 24, 2014
70	7,519	January 26, 2012	$0.20	37,500	0.15%	January 26, 2014
71	30,075	January 31, 2012	$0.20	150,000	0.60%	January 31, 2014
72	10,025	February 10, 2012	$0.20	50,000	0.20%	February 10, 2014
73	100,250	March 4, 2012	$0.20	500,000	2.01%	March 4, 2014
	$2,751,837			24,873,157

*The actual number of shares issued if converted will vary depending on the exchange rate at time of conversion.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
March 31, 2012

Note 7 – Convertible notes payable (cont’d)

During the quarter ended March 31, 2012, the Company issued $177,819 of Series G convertible debentures for cash consideration.    These debentures bear no interest and are convertible into common shares of the Company at the rate of $0.20 per share between six months after their date of issuance and their maturity date of two years from their date of issuance. All convertible debentures still outstanding as at their date of maturity will automatically convert into common stock at the rate of $0.20 per share.

During the quarter ended March 31, 2012, the Company issued a $30,075 Series G convertible in satisfaction of liabilities related to services provided to the Company. This debenture bears no interest and is convertible into common shares of the Company at $0.20 per share on the convertible debenture between six months after the date of issuance and the maturity date of two years from the date of issuance. If the convertible debenture is still outstanding at the date of its maturity, it will automatically convert into common stock at the rate of $0.20 per share.

Note 8 –Related party transactions

The balance owing to related party notes as at March 31, 2012 is to Greenestone Clinic Inc.  The Company is related to Greenestone Clinic Inc. as it is controlled by one of the Company’s directors.  The balance owing is non interest bearing with no specified terms of repayment.

The Company had management fees totaling $29,967 during the quarter ended March 31, 2012 to the director for services which are included in management fees.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the quarter ended March 31, 2012, applicable under ACS 740.  As a result of the adoption of ACS 740, the Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
March 31, 2012

Note 9 -Income taxes  (cont’d)

The component of the Company’s future tax asset as of March 31, 2012, March 31, 2011 and December 31, 2011 is as follows:

	March 31, 2012	March 31, 2011	December 31, 2011
Net operating loss carry forward	$9,089,391	$6,553,923	$8,819,549
Valuation allowance	(9,089,391)	(6,553,923)	(8,819,549)
Net future tax asset	$-	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	March 31, 2012	March 31, 2011	December 31, 2011
Tax at statutory rate	$94,445	$80,932	$873,901
Valuation allowance	(94,445)	(80,932)	(873,901)
Net future tax asset	$-	$-	$-

The Company did not pay any income taxes during the quarters ended March 31, 2012 and March 31, 2011.

The net federal operating loss carry forwards will expire in 2030 through 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 10 -Stockholders’ deficit

Common stock

The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.01.  As of March 31, 2012 the Company had 13,521,568 shares of its $0.01 par value common stock issued and outstanding.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares that will be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the quarter ended March 31, 2012.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
March 31, 2012

Note 11 – Commitments

The Company is committed under three non-cancellable operating lease agreements for rental of premises.  The rental of premise agreement for the subsidiary, 1816191 Ontario Inc. expires July 31, 2013 and the premise agreements for the subsidiary, Greenestone Clinic Muskoka Inc. expire April 30, 2013 and March 31, 2016 (note 8).

Future minimum annual payment requirements are as follows:

2012	$551,876
2013	786,461
2014	661,650
2015	661,650
2016	165,413
$2,827,050

Note 12 – Management of capital

The Company’s objectives of capital management are to safeguard its ability to support the Company’s normal operating requirements on an ongoing basis.  The Company defines capital as the total of its total assets less total liabilities.

The Company manages its capital structure and makes adjustments in light of changes in its economic environment and the risk characteristics of the Company’s assets.  To effectively manage the Company’s capital requirements, the Company has in place a planning, budgeting and forecasting process to help determine the funds required to ensure the Company has the appropriate liquidity to meet its operating and growth objectives.  The Company is dependent upon the raising of additional capital through placement of common stock, and, or debt financing to support its normal operating requirements. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. At March 31, 2012, there was no externally imposed capital requirement to which the Company is subject and with which the Company has not complied.

Note 13 – Asset retirement obligations

As at March 31, 2012, the Company has no legal obligations associated with the retirement of its tangible long-lived assets that it is required to settle.

NOVA NATURAL RESOURCES CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
March 31, 2012

Note 14 – Segmented information

The Company has two reportable segments: gastrointestinal clinical services and in-patient addiction treatments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses and foreign exchange gains and losses.  The Company’s reportable segments are strategic business units that offer different services.  They are managed separately because each business requires different technology, specialists and marketing strategies.

	Gastrointestinal Clinical services	In-Patient addiction treatments	Total

Revenue from External customers	$436,804	$820,607	$1,257,411
Interest Expense	4,263	8,238	12,501
Depreciation and fixed Assets	21,492	28,686	50,178
Segment loss	(41,529)	(228,313)	(269,842)
Segment assets	624,482	495,548	1,120,030

Note 15 – Subsequent events

Issuance of convertible debentures

Subsequent to the quarter ended March 31, 2012, $100,250 of Series I convertible debentures were issued at a conversion price in CDN of $0.45.  The notes are convertible at the option of the holder between six months after their date of issuance and their maturity date of two years from their date of issuance.  The convertible debentures still outstanding as at their date of maturity will automatically convert into common stock at $0.45 per common stock.

Increase in authorized share capital

Following the quarter ended March 31, 2012, the Company filed a Certificate of Amendment with the Colorado Secretary of State to increase the aggregate number of shares which the Company has authority to issue to one hundred million (100,000,000) shares all being common stock, issued at $0.01 par value per share.

Change in the Company name

Following the quarter ended March 31, 2012, the Company has considered it expedient and in their interest to change the name of the Company to "Greenestone Heathcare Corporation." The Company has applied for the name change and the requested name has been reserved in the office of the Secretary of State pending approval.

Note 16 – Comparative figures

The presentation of certain amounts on the financial statements for the previous periods have been changed to conform with the financial statement presentation adopted for 2012.  The net loss for the previous periods are not affected by this reclassification.

Item 2. Management Discussion and Analysis

The following Management's Discussion and Analysis ("MD&A) for the three month period ended March 31, 2012 compared with the three month period ended March 31, 2011,  provides readers with an overview of the operations of Nova Natural Resources Corporation ("Nova"). The MD&A provides information that the management of  Nova believes is important to access and understand the results of operations and the financial condition of the Company.  Our objective is to present readers with a view of Nova through the eyes of management.

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

Nova opened its first clinic in the last days of the second quarter of 2010 in North York, Ontario.  During the first quarter of 2011, the operations at the North York Clinic increased its medical services with 437 medical procedures performed. The volume of operations continued to increase during the year and during the first quarter of 2012 968 endoscopy procedures were performed.

During the first quarter of 2012, the endoscopy procedures performed, gave rise to gross revenue of $46,804 compared to gross revenue of $223,788 for the first quarter of 2011.   Substantially all of this revenue was earned from the Ontario Health Insurance Plan (“OHIP”). As amounts owing from OHIP are backed by the government of Ontario, we see very little credit risk attributable to revenues billed to or owing from OHIP from time to time.  The amount for the first quarter of 2012 increased by 95% over the first quarter of 2011.  This increase was due mainly to internal  growth and development including the performance of endoscopy procedures in the new facilities leased from the Albany Clinic.  The total volume of procedures is still well under the overall capacity of the current facilities and equipment.  Procedures at the new Albany Clinic were only performed one day per week starting in January 2012.

Nova opened its addiction treatment center in the third quarter of 2011.  The treatment center opened cautiously and took its first patients in July and August, most of which were done at  nominal fee or no fee.  Clients began to increase in September at a steady pace and the company generated $213,035 in revenue from the treatment center during the third quarter.  The final quarter of 2011 continued to grow and revenue from treatments in the final quarter grew to $305,485 in the fourth quarter.  Revenue in the first quarter of 2012 grew to $820,607.  There was no revenue in the year earlier period for this line of business.  Revenue in the quarter was impacted by the sudden and unexpected departure of key staff members at the end of February 2012.  These departures were unexplained and management believes that it had sufficient contingency strategies in place to replace these key personnel less than 24 hours after they became aware of these departures.  There were no loss of residents in the transition, however significant resources were deployed to meet this challenge including the unpaid extension of treatment for all of those affected by the change in staff.  The staff  members in question were all on temporary subcontract and management has replaced them all with permanent employees.  Management believes that it has significant resources available to manage a growing number of residents in treatment.  The new staff that have joined the company in March and April of 2012 are some of the most well regarded treatment professionals in Canada.

Key components of operating expenses during the first ended  March 31, 2012 were as follows:

-payments to doctors performing services: in general, the doctor performing the actual medical procedure will receive approximately 58% of the amounts we receive from OHIP as payment for the procedure performed; included in cost of services provided of $434,983 for the first quarter are Doctors fees of $251,178 and direct costs of $125,169

-salaries and wages for the 3 month period ending March 31, 2012 were $772,895 which are broken down to be $81,798 for the Toronto Clinic staff and $691,027 for the Muskoka Clinic staff
-premises rent for the 3 month period ending March 31, 2012 of $165,049 which consists of $40,955 for the Toronto Clinic and $124,094 for the Muskoka Clinic.
-professional  fees of $19,611 were mostly accounting fees
-management fees of  $29,967 were incurred in the first.

Salaries and wages and premises rent increased significantly due to the expense of operation of the Treatment Centre at the Company’s Bala, Ontario location.  During the third quarter the Nova’s new Albany Clinic in downtown Toronto went through the College of Physicians and Surgeons inspection process.  The College passed the premises subsequent to the quarter end and the Company began to perform endoscopy procedures at the Albany Clinic in January of 2012.  This lease is based on a per diem of use and only stipulates a minimum of one day per week of use.

During the first quarter of 2011 Greenestone, a consultant to the Company offered to give up premises in Bala, Ontario previously leased by Greenestone and operated as a private medical resort and also allowed the company to use its name.  The company though a wholly owned subsidiary Greenestone Clinc Muskoka Inc.  (“Greenestone Muskoka”) entered into a new lease with the owner of the Bala, Ontario property to operate a mental health and addiction treatment center at the property.  The owner of the property is company wholly owned by the president of Nova.  The lease is a five year lease with renewal options at the end of the first and second years of the five year term.  The lease is a net lease and the company has a non-disturbance agreement from the mortgage lenders on the property for the whole term. The company has an option to purchase the property at any time during the term of the lease at appraised values.  Greenestone Muskoka purchased all of the assets of Greenestone that were used for the operation of the Bala property.   The new subsidiary will operate all private medical services provided to clients of the company including private executive medicals, coaching, counciling, and addiction treatment.    The company raised an additional  $177,819  through the issue of convertible notes during the first  quarter to finance operational shortfalls and an additional $100,250 subsequent to the end of the first quarter.

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

Item 4.  Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management made an internal assessment of the effectiveness of our internal control over financial reporting as of  09/30/211. In making this assessment, it used the Company’s new auditor and management staff and the Company’s bank account management team.  Based on this evaluation, our management concluded that the internal control has become more effective since there has been a qualified internal accountant hired to prepare the Company’s financial statements in conjunction with the input of the President and CEO.  Restrictions on Bank accounts have tightened and more oversight is given to the day to day cash balances.  The Board of the Company has reviewed these statements and approved them .  The board is a small board and two of the three board members are considered to be independent.  There is no formal audit committee since the Board is small and the financial statements are reviewed by the whole board.

Part 2. OTHER INFORMATION

Item 1. Legal Proceedings

The subsidiary 1816191 Ontario Inc. received notice during the first quarter of 2011 that an individual that suffered a perforated colon during a colonoscopy procedure intended to litigate against the Company’s subsidiary 1816191 Ontario Inc. and the Doctor that performed the Procedure.  The insurer for the doctor and the company were notified and there been no claim filed during the first quarter  of 2012 or subsequent to the quarter end.

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

DATE: May 15, 2012

By:           /s/  Shawn Leon
Shawn Leon
President & CEO