Form 10-Q
period 2012-06-30
NOVA NATURAL RESOURCES CORP
filed 2012-08-15
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the Quarterly Period ended June 30, 2012

Commission File number 0-15078

GREENESTONE HEALTHCARE CORPORATION
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

Securities registered under Section

12(g) of the Act:

Common Stock, $.01 Par Value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [X]

Issuer's revenues for its most recent fiscal year totaled: $1,678,804 and most recent quarter was $1,348,582

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format: Yes X  No.___

As of June 30, 2012, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding. The number of Shares of Common Stock Outstanding $.01 par value as of  June 30 2012, was 23,767,535.

GREENESTONE HEALTHCARE CORPORATION

PART 1

GREENESTONE HEALTHCARE CORPORATION

Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2012
(Expressed in U.S. $)

Unaudited

GREENESTONE HEALTHCARE CORPORATION

Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2012
(Expressed in U.S. $)

Unaudited

CONTENTS

Page
Report of Independent Registered Public Accounting Firm	1

Consolidated Interim Balance Sheets as of June 30, 2012, June 30, 2011 and December 31, 2011	2

Consolidated Interim Statements of Changes in Stockholders’ Deficit	3

Consolidated Interim Statements of Operations for the Three Months Periods Ended June 30, 2012 and June 30, 2011, and the Six Month Periods Ended June 30, 2012 and June 30, 2011	4

Consolidated Interim Statements of Cash Flows for the Three Months Periods Ended June 30, 2012 and June 30, 2011 and the Six Month Periods Ended June 30, 2012 and June 30, 2011	5

Notes to the Consolidated Interim Financial Statements	6 - 19

Report of Independent Registered Public Accounting Firm

To the Shareholders of:
GreeneStone Healthcare Corporation

We have reviewed the accompanying interim Balance Sheet of GreeneStone Healthcare Corporation as of June 30, 2012, and the related interim Statements of Operations, Changes in Stockholders’ Deficit and Statements of Cash Flows for the three month period ended June 30, 2012 and six month period ended June 30, 2012. These interim financial statements are the responsibility of the Company’s management.

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

The comparative June 30, 2011 figures have been reviewed by another independent registered public accounting firm.

“Jarvis Ryan Associates”
Chartered Accountants

Mississauga, Ontario, Canada
July 31, 2012

GREENESTONE HEALTHCARE CORPORATION
Consolidated Interim Balance Sheet
(Expressed in U.S. $)
(Unaudited)

	June 30, 2012	June 30, 2011	December 31, 2011
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash	$112,548	$290,566	$-
Accounts receivable (note 6)	311,179	195,141	188,423
Harmonized sales tax receivable	-	-	5,933
Prepaid expenses	95,619	51,840	83,724
Inventory	16,840	11,367	11,784
Total current assets	536,186	548,914	289,864

Fixed assets, net of accumulated depreciation (note 7)	648,701	661,106	641,052

Total assets	$1,184,887	$1,210,020	$930,916

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank indebtedness	$-	$-	$28,281
Accounts payable and accrued liabilities	635,818	254,949	632,497
Harmonized sales tax payable	153,562	-	-
Withholding taxes payable	622,634	17,892	270,118
Deferred revenue	236,253	-	116,692
Convertible notes payable (note 9)	2,145,173	2,190,292	2,498,975
Related party notes (note 10)	269,079	356,188	330,302
Total liabilities	4,062,519	2,819,321	3,876,865

Stockholders' deficit
Common stock; $0.01 par value, 100,000,000 shares authorized; 23,767,535 shares issued and
outstanding (note 11)	237,676	50,218	135,216
Additional paid-in capital	6,305,876	5,631,664	5,716,666
Accumulated other comprehensive income (loss)	32,543	(16,879)	21,718
Accumulated deficit	(9,453,727)	(7,274,304)	(8,819,549)
Total Stockholders' deficit	(2,877,632)	(1,609,301)	(2,945,949)

Total liabilities and Stockholders' deficit	$1,184,887	$1,210,020	$930,916

Commitments (note 12)

Subject to Report of Independent Registered Public Accounting Firm dated July 31, 2012

GREENESTONE HEALTHCARE CORPORATION
Consolidated Interim Statement of Changes in Stockholders’ Deficit
(Expressed in U.S. $)
(Unaudited)

	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance, December 31, 2010	5,021,764	$50,218	$5,631,664	$(12,855)	$(6,322,688)	$(653,661)
Foreign currency translation	-	-	-	(4,024)	-	(4,024)
Net loss, six month period ended June 30, 2011	-	-	-	-	(951,616)	(951,616)
Balance, June 30, 2011	5,021,764	$50,218	$5,631,664	$(16,879)	$(7,274,304)	$(1,609,301)

Balance, December 31, 2011	13,521,568	$135,216	$5,716,666	$21,718	$(8,819,549)	$(2,945,949)
Common stock issued for convertible note (note 9)	10,245,967	102,460	589,210	-	-	691,670
Foreign currency translation	-	-	-	10,825	-	10,825
Net loss, six month period ended June 30, 2012	-	-	-	-	(634,178)	(634,178)
Balance, June 30, 2012	23,767,535	$237,676	$6,305,876	$32,543	$(9,453,727)	$(2,877,632)

Subject to Report of Independent Registered Public Accounting Firm dated July 31, 2012

GREENESTONE HEALTHCARE CORPORATION
Consolidated Interim Statement of Operations
(Expressed in U.S. $)
(Unaudited)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2012	2011	2012	2011
Revenues (note 6)	$1,348,582	$286,925	$2,605,993	$510,713
Cost of services provided	245,750	165,246	496,928	295,187
Gross margin	1,102,832	121,679	2,109,065	215,526

Operating expenses
Continuing education	5,511	5,592	19,538	5,592
Depreciation	55,900	24,593	106,078	47,959
General and administrative	173,066	103,524	307,906	131,846
Management fees (note 10)	49,577	355,888	79,544	355,888
Meals and entertainment	1,950	519	2,434	2,479
Medical records	35,012	27,178	63,236	41,225
Professional fees	37,702	29,761	57,313	131,577
Rent (note 10)	209,744	101,979	374,793	216,588
Salaries and wages	821,154	192,221	1,594,049	232,933
Subcontract fees	10,460	-	19,086	-
Supplies	49,962	-	93,334	-
Travel	17,130	805	25,932	1,055
Total operating expenses	1,467,168	842,060	2,743,243	1,167,142

Net loss applicable to common shareholders	$(364,336)	$(720,381)	$(634,178)	$(951,616)

Accumulated other comprehensive loss
Foreign currency translation adjustment	65,604	(3,322)	10,825	(4,024)

Total comprehensive loss	$(298,732)	$(723,703)	$(623,353)	$(955,640)

Basic and diluted loss per common share	$(0.02)	$(0.14)	$(0.04)	$(0.19)

Weighted average shares outstanding	15,263,542	5,021,764	14,392,555	5,021,764

Subject to Report of Independent Registered Public Accounting Firm dated July 31, 2012

GREENESTONE HEALTHCARE CORPORATION
Consolidated Interim Statement of Cash Flows
(Expressed in U.S. $)
(Unaudited)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2012	2011	2012	2011
Operating activities
Net loss	$(364,336)	$(720,381)	$(634,178)	$(951,616)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	55,900	24,593	106,078	47,959
Management fees	49,577	93,313	79,544	93,313
	(258,859)	(602,475)	(448,556)	(810,344)

Changes in operating assets and liabilities
Accounts receivable	5,372	(89,216)	(122,756)	(154,234)
Harmonized sales tax	79,035	-	159,495	-
Prepaid expenses	33,063	2,481	(11,895)	597
Inventory	(4,825)	(60)	(5,056)	(402)
Accounts payable and accrued liabilities	111,654	(155,078)	3,321	(25,688)
Withholding taxes payable	158,030	17,892	352,516	-
Deferred revenue	71,584	-	119,560	-
Net cash provided by (used in) operating activities	195,054	(826,456)	46,629	(990,071)
Investing activities
Purchase of fixed assets	(41,821)	(338,897)	(113,726)	(366,372)
Net cash provided by investing activities	(41,821)	(338,897)	(113,726)	(366,372)

Financing activities
Repayment of bank indebtedness	-	-	-	(15)
Proceeds from convertible notes payable	(656,241)	1,161,619	(433,346)	1,676,358
Proceeds from issuance of common stock	102,459	-	102,460	-
Proceeds from additional paid-in capital	589,210	-	589,210	-
Repayment of related party notes	(46,171)	54,495	(61,223)	(48,707)
Net cash provided by (used in) financing activities	(10,743)	1,216,114	197,101	1,627,636
Effect of exchange rate on cash	65,604	(4,726)	10,825	(29,003)

Net change in cash	208,094	46,035	140,829	242,190
Beginning cash balance (deficiency)	(95,546)	244,531	(28,281)	48,376
Ending cash balance	$112,548	$290,566	$112,548	$290,566

Supplemental cash flow information
Cash paid for interest	$4,225	$-	$25,872	$-
Cash paid for income taxes	$-	$-	$-	$-

Subject to Report of Independent Registered Public Accounting Firm dated July 31, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
June 30, 2012

Note 1 - Nature of business

GreeneStone Healthcare Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective May 2012, the Company changed the corporate name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation.  As at June 30, 2012, the Company owns 100% of the outstanding shares of each of 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc., both of which were incorporated in 2010 under the laws of the Province of Ontario, Canada. 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc. provide medical services to various patients in clinics located in two regions in Ontario, Canada; the city of Toronto and the regional municipality of Muskoka. The Company also has a 33.5% interest in Waterstone Clinic Holdings Inc. (“Waterstone”), a joint venture that primarily operates as an eating disorder facility in the city of Toronto, Ontario.  These consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP").

Note 2 – Going concern

The Company’s financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business.  As at June 30, 2012, the Company has a working capital deficiency of $3,526,333 and accumulated deficit of $9,453,727.  Accordingly, the Company will be dependent upon the raising of additional capital through placement of common stock, and, or debt financing in order to implement its business plan.  There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition.  These consolidated interim financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

Note 3 - Significant accounting policies

The accounting policies of the Company are in accordance with US GAAP applied on a basis consistent with that of the preceding year.  Outlined below are those policies considered particularly significant.

Changes in accounting policies

Effective April 1, 2012, the Company changed its accounting policy for the presentation of the statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue.  Additionally, the Company has enhanced its disclosures surrounding its policies for recognizing revenue and assessing bad debts.  This accounting policy change is in accordance with update No. 2011-07 - Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities issued by the Financial Accounting Standards Board (FASB).  The changes in accounting policies do not affect net income for the comparative figures.

Subject to Report of Independent Registered Public Accounting Firm dated July 31, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
June 30, 2012

Note 3 - Significant accounting policies (cont’d)

Principals of consolidation

The accompanying consolidated interim financial statements include the accounts of the Company, its two subsidiaries and joint venture, as noted in note 1. All inter-company transactions and balances have been eliminated on consolidation.

The Company’s subsidiaries functional currency is the Canadian dollar (CAD), while the Company’s reporting currency is the US dollar (USD).  All transactions initiated in Canadian dollars are translated into US dollars in accordance with ASC 830, "Foreign Currency Translation" as follows:

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

Rental income is recognized on a straight-line basis over the term of the rental period, at which time title to the service, significant risks of ownership and ultimate collection is reasonably assured.

The consolidated accounts receivable balance is measured net of a reserve for doubtful accounts.

Subject to Report of Independent Registered Public Accounting Firm dated July 31, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
June 30, 2012

Note 3 - Significant accounting policies (cont’d)

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

Interest in joint venture

The Company has a 33.5% interest in a joint venture agreement for the operation of an eating disorder clinic.  The Company is accounting for this investment using the equity method of accounting.

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

Financial assets measured at amortized cost include cash and accounts receivable. Financial liabilities measured at amortized cost include bank indebtedness, accounts payable and accrued liabilities, harmonized sales tax payable, withholding taxes payable, convertible notes payable and related party notes.

Subject to Report of Independent Registered Public Accounting Firm dated July 31, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
June 30, 2012

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

The Company does not have assets or liabilities measured at fair value on a recurring basis at June 30, 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the six month period ended June 30, 2012.

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

Leases

Leases are classified as either capital or operating leases.  Leases that transfer substantially all of the benefits and inherent risks of ownership of property to the Company are accounted for as capital leases.  At the time a capital lease is entered into, an asset is recorded together with its related long-term obligation to reflect the acquisition and financing.  Equipment recorded under capital leases is amortized on the same basis as described above.  Payments under operating leases are expensed as incurred.

Subject to Report of Independent Registered Public Accounting Firm dated July 31, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
June 30, 2012

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

Note 4 – Recently issued accounting pronouncements

In December 2011 the FASB issued new guidance on the disclosures about offsetting assets and liabilities.  The new guidance enhances disclosures required by US GAAP by requiring improved information about financial instruments and derivative instruments.  The new guidance is to be adopted for annual reporting periods beginning on or after   January 1, 2013 and interim periods within those annual periods. The new guidance is to be retrospectively applied for all comparative periods presented. The Company does not expect adoption of the new guidance to have a material impact on the consolidated interim financial statements.

Subject to Report of Independent Registered Public Accounting Firm dated July 31, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
June 30, 2012

Note 5 – Financial instruments

The Company is exposed to various risks through its financial instruments.  The following analysis provides a measure of the Company's risk exposure and concentrations at the balance sheet date, June 30, 2012:

(a)	Credit risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation.  Financial instruments that subject the Company to credit risk consist primarily of cash and accounts receivable.

Credit risk associated with cash is assessed as low and is unchanged from prior quarter.  The Company ensures that financial assets and liabilities are placed with financial institutions with high credit ratings in order to mitigate the risk.

With respect to accounts receivable, the Company receives most of its revenues in 1816191 Ontario Inc. from the Ontario Ministry of Health and Long-Term Care, a provincially regulated program.  Allowances are provided for potential losses that have been incurred at the balance sheet date.  Concentration of credit risk has not changed from the prior reporting period, March 31, 2012.  Credit risk is assessed as low as at June 30, 2012 and remains unchanged from the prior reporting period, March 31, 2012.

Credit risk associated with accounts receivable of 1816191 Ontario Inc. is mitigated by frequent reviews of billing reports submitted to the Ontario Ministry of Health and Long-Term Care, to ensure accuracy and filing on a timely basis.

Credit risk associated with accounts receivable of Greenestone Clinic Muskoka Inc. is mitigated due to balances from several customers, as well as through credit checks and frequent reviews of receivables to ensure timely collection.

(b)	Liquidity risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due.  The Company is exposed to liquidity risk through its working capital deficiency of $3,526,333 and accumulated deficit of $9,453,727.  As disclosed in note 2, the Company will be dependent upon the raising of additional capital in order to implement its business plan.  There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition.  Liquidity risk is assessed as high as at June 30, 2012 and remains unchanged from the prior reporting period, March 31, 2012.

Subject to Report of Independent Registered Public Accounting Firm dated July 31, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
June 30, 2012

Note 5 – Financial instruments (cont’d)

(c)	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices.  Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk.  The Company is exposed to interest rate risk and currency risk.

i.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates.  Interest rate risk is assessed as low as at June 30, 2012 and remains unchanged from the prior reporting period, March 31, 2012.  Consistent with the prior reporting period, March 31, 2012, the Company is exposed to interest rate risk on its bank indebtedness as this liability is based on floating rates of interest, which have been stable during the current reporting period.

ii.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates.  Currency risk is assessed as low as at June 30, 2012 and remains unchanged from the prior reporting period, March 31, 2012.  The Company is subject to currency risk as its subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. The Company is exposed to currency risk through cash, accounts receivable, harmonized sales taxes receivable, bank indebtedness, accounts payable and accrued liabilities, withholding taxes payable, convertible notes payable and related party notes denominated in Canadian dollars. During the six month period ended June 30, 2012, the Company recognized a gain of $10,825 on foreign exchange. Based on the net exposures at June 30, 2012, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $10,000 increase or decrease in the Company’s after-tax net earnings, respectively.  The Company has not entered into any hedging agreements to mediate this risk.  There has been no change to the Company’s susceptibility to currency risk since the last reporting period, March 31, 2012.

iii.	Other price risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices (other than those arising from interest rate risk or currency risk), whether those changes are caused by factors specific to the individual financial instrument or its issuer, or factors affecting all similar financial instruments traded in the market. As consistent with the prior reporting period, March 31, 2012, the Company is not exposed to this risk.

Subject to Report of Independent Registered Public Accounting Firm dated July 31, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
June 30, 2012

Note 6 –Accounts receivable

The consolidated accounts receivable balance consists primarily of amounts due from the following parties.

	June 30, 2012	June 30, 2011	December 31, 2011
The Ontario Ministry of Health and Long-Term Care	$168,363	$133,821	$173,243
Greenestone Clinic Muskoka Inc. clinic patients	99,963	-	13,167
Other accounts receivable	42,853	61,320	2,013
	$311,179	$195,141	$188,423

The Company is economically dependent on, and earns a significant portion of, revenues from the Ontario Ministry of Health and Long-Term Care for its ability to carry out its normal activities. These revenues account for 32% of the Company’s consolidated sales in the three month period ending June 30, 2012 (Three month period ending March 31, 2012: 35%).

Note 7 –Fixed assets

			Net Book Value
	Cost	Accumulated Amortization	June 30, 2012	June 30, 2011	December 31, 2011
Computer equipment	$22,151	$3,447	$18,704	$5,474	$11,910
Computer software	27,069	13,917	13,153	20,124	14,315
Furniture and equipment	396,221	96,460	299,761	352,945	322,282
Leasehold improvements	128,350	43,051	85,299	58,735	61,353
Medical equipment	360,400	128,616	231,784	223,828	231,192
	$934,192	$285,481	$648,701	$661,106	$641,052

Note 8 – Comparative figures

Certain comparative figures have been reclassified to conform to the current period's financial presentation.  The net losses for the previous periods are not affected by this reclassification.

Subject to Report of Independent Registered Public Accounting Firm dated July 31, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
June 30, 2012

Note 9 – Convertible notes payable

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

The Company has the following convertible notes outstanding.

Note	Amount	Issuance Date	Conversion Price in USD	Number of Shares	Effect on Dilution	Maturity Date

1	$25,000	December 1, 2010	$0.10	250,000	1.04%	December 1, 2012
2	9,822	December 1, 2010	$0.10	98,220	0.41%	December 1, 2012
3	24,555	December 1, 2010	$0.10	245,550	1.02%	December 1, 2012
4	24,555	December 1, 2010	$0.10	245,550	1.02%	December 1, 2012
5	49,110	December 1, 2010	$0.10	491,100	2.02%	December 1, 2012
6	9,822	December 1, 2010	$0.10	98,220	0.41%	December 1, 2012
7	10,371	December 1, 2010	$0.10	103,710	0.43%	December 1, 2012
8	14,733	December 1, 2010	$0.10	147,330	0.62%	December 1, 2012
9	24,555	December 1, 2010	$0.10	245,550	1.02%	December 1, 2012
10	24,555	December 1, 2010	$0.10	245,550	1.02%	December 1, 2012
11	49,110	December 1, 2010	$0.10	491,100	2.02%	December 1, 2012
12	47,146	January 31, 2011	$0.10	471,456	1.95%	January 31, 2013
13	23,382	March 30, 2011	$0.15	163,700	0.68%	March 30, 2013
14	50,000	March 30, 2011	$0.15	333,333	1.38%	March 30, 2013
15	15,000	March 30, 2011	$0.15	100,000	0.42%	March 30, 2013
16	29,466	March 30, 2011	$0.15	196,440	0.82%	March 30, 2013
17	9,822	March 31, 2011	$0.15	65,480	0.27%	March 31, 2013
18	9,822	March 31, 2011	$0.15	65,480	0.27%	March 31, 2013
19	9,822	March 31, 2011	$0.15	65,480	0.27%	March 31, 2013
20	98,220	March 31, 2011	$0.15	654,800	2.68%	March 31, 2013
21	49,110	March 31, 2011	$0.15	327,400	1.36%	March 31, 2013
22	29,466	March 31, 2011	$0.15	196,440	0.82%	March 31, 2013
23	19,644	March 31, 2011	$0.15	130,960	0.55%	March 31, 2013
24	4,911	March 31, 2011	$0.15	32,740	0.14%	March 31, 2013
25	24,555	April 15, 2011	$0.10	245,550	1.02%	April 15, 2013
26	5,893	June 15, 2011	$0.10	58,932	0.25%	June 15, 2013
27	7,858	June 15, 2011	$0.10	78,576	0.33%	June 15, 2013
28	3,929	June 15, 2011	$0.10	39,288	0.17%	June 15, 2013
29	196,440	June 24, 2011	$0.15	1,309,600	5.22%	June 24, 2013
30	29,466	June 30, 2011	$0.15	196,440	0.82%	June 30, 2013

*The actual number of shares issued if converted will vary depending on the exchange rate at time of conversion.

Subject to Report of Independent Registered Public Accounting Firm dated July 31, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
June 30, 2012

Note 9 – Convertible notes payable (cont’d)

Note	Amount	Issuance Date	Conversion Price in USD	Number of Shares	Effect on Dilution	Maturity Date

31	$15,715	June 30, 2011	$0.15	104,768	0.44%	June 30, 2013
32	68,754	June 30, 2011	$0.15	458,360	1.89%	June 30, 2013
33	14,242	June 30, 2011	$0.15	94,946	0.40%	June 30, 2013
34	49,110	June 30, 2011	$0.15	327,400	1.36%	June 30, 2013
35	142,419	June 30, 2011	$0.15	949,460	3.84%	June 30, 2013
36	4,911	July 30, 2011	$0.15	32,740	0.14%	July 30, 2013
37	4,911	July 30, 2011	$0.15	32,740	0.14%	July 30, 2013
38	4,911	July 30, 2011	$0.15	32,740	0.14%	July 30, 2013
39	10,000	July 30, 2011	$0.15	66,667	0.28%	July 30, 2013
40	9,822	July 30, 2011	$0.15	65,480	0.27%	July 30, 2013
41	8,840	July 30, 2011	$0.15	58,932	0.25%	July 30, 2013
42	2,210	July 30, 2011	$0.15	14,733	0.06%	July 30, 2013
43	4,911	August 26, 2011	$0.15	32,740	0.14%	August 26, 2013
44	49,110	August 26, 2011	$0.15	327,400	1.36%	August 26, 2013
45	49,110	October 26, 2011	$0.10	491,100	2.02%	October 26, 2013
46	98,220	October 31, 2011	$0.15	654,800	2.68%	October 31, 2013
47	68,754	November 24, 2011	$0.15	458,360	1.89%	November 24, 2013
48	14,733	November 30, 2011	$0.15	98,220	0.41%	November 30, 2013
49	14,733	November 30, 2011	$0.15	98,220	0.41%	November 30, 2013
50	23,180	November 30, 2011	$0.15	154,533	0.65%	November 30, 2013
51	25,160	December 31, 2011	$0.15	167,733	0.70%	December 31, 2013
52	19,644	December 31, 2011	$0.15	130,960	0.55%	December 31, 2013
53	9,822	December 31, 2011	$0.15	65,480	0.27%	December 31, 2013
54	22,100	December 31, 2011	$0.15	147,330	0.62%	December 31, 2013
55	44,199	December 31, 2011	$0.15	294,660	1.22%	December 31, 2013
56	49,110	December 31, 2011	$0.15	327,400	1.36%	December 31, 2013
57	19,644	December 31, 2011	$0.15	130,960	0.55%	December 31, 2013
58	14,733	December 31, 2011	$0.15	98,220	0.41%	December 31, 2013
59	50,000	January 15, 2012	$0.20	250,000	1.04%	January 15, 2014
60	9,822	January 24, 2012	$0.20	49,110	0.21%	January 24, 2014
61	7,367	January 26, 2012	$0.20	36,833	0.15%	January 26, 2014
62	29,466	January 31, 2012	$0.20	147,330	0.62%	January 31, 2014
63	9,822	February 10, 2012	$0.20	49,110	0.21%	February 10, 2014
64	98,220	March 4, 2012	$0.20	491,100	2.02%	March 4, 2014
65	98,220	April 18, 2012	$0.45	218,267	0.91%	April 18, 2014
66	49,110	May 31, 2012	$1.00	49,110	0.21%	May 31, 2014
	$2,145,173			14,601,917

*The actual number of shares issued if converted will vary depending on the exchange rate at time of conversion.

Subject to Report of Independent Registered Public Accounting Firm dated July 31, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
June 30, 2012

Note 9 – Convertible notes payable (cont’d)

During the three month period ended June 30, 2012, the Company issued 10,245,967 common shares from convertible notes payable at the following conversion rates:

Amount	Conversion Price	Number of Shares
$50,500	$0.01	5,050,000
276,450	$0.10	2,764,500
364,720	$0.15	2,431,467
$691,670		10,245,967

During the three month period ended June 30, 2012, the Company issued a $98,220 of Series I convertible debenture for cash consideration.  This debenture bears no interest and is convertible into common shares of the Company at the rate of $0.45 per share between six months after their date of issuance and their maturity date of two years from their date of issuance.  If the convertible debenture is still outstanding at the date of its maturity, it will automatically convert into common stock at the rate of $0.45 per share.

During the three month period ended June 30, 2012, the Company issued a $49,110 Series K convertible debenture in satisfaction of liabilities related to services provided to the Company.  This debenture bears no interest and is convertible into common shares of the Company at $1.00 per share on the convertible debenture between six months after the date of issuance and the maturity date of two years from the date of issuance.  If the convertible debenture is still outstanding at the date of its maturity, it will automatically convert into common stock at the rate of $1.00 per share.

Note 10 –Related party transactions

The balance owing to related party notes as at June 30, 2012 is to Greenestone Clinic Inc.  The Company is related to Greenestone Clinic Inc. as it is controlled by one of the Company’s directors.  The balance owing is non-interest bearing, not secured and has no specified terms of repayment.

The Company had management fees totaling $49,577 during the three month period ended June 30, 2012 to the director for services which are included in management fees.

The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. at market terms.  Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder being a director of the Company.

The Company entered into a consulting agreement with Waterstone.  Waterstone is related to the Company by virtue of its president being a director and president of the Company.  Consultant fees are measured at the exchange amount, being the fair market value to provide related consulting fees.  During the three month period ended June 30, 2012, the Company had consulting income from Waterstone of $0.

All related party transactions occur in the normal course of operations and are measured at the exchange amount, as agreed upon by the related parties.

Subject to Report of Independent Registered Public Accounting Firm dated July 31, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
June 30, 2012

Note 11 -Stockholders’ deficit

Authorized common stock

During the three month period ended June 30, 2012, the Company filed a Certificate of Amendment with the Colorado Secretary of State to increase the aggregate number of shares which the Company has authority to issue to one hundred million (100,000,000) common shares, issued at $0.01 par value per share from 50,000,000 common stock with par value at $0.01.  The amendment was approved by the Colorado Secretary of State in May 2012.

Issued common stock

The Company has a total of 23,767,535 issued and outstanding common shares as at June 30, 2012. During the three month period ended June 30, 2012, the Company issued 10,245,967 of common stock at $0.01 per share.  Of the issued common stock, $691,670 notes were converted into 5,195,967 restricted common stock and 4,550,000 unrestricted common stock.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares that will be exercised.  Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the three month period ended June 30, 2012.

Note 12 – Commitments

The Company is committed under three non-cancellable operating lease agreements for rental of premises.  The rental of premise agreement for the subsidiary, 1816191 Ontario Inc. expires July 31, 2013 and the premise agreements for the subsidiary, Greenestone Clinic Muskoka Inc. expire May 31, 2013, July 31, 2013 and March 31, 2016 (note 10).

The joint venture is committed under a consulting agreement for consulting services from the Company (note 10).  The agreement expires June 2017.

Future minimum annual payment requirements are as follows:

2012	$449,946
2013	861,586
2014	687,736
2015	687,736
2016	201,547
Thereafter	19,742

$2,908,293

Subject to Report of Independent Registered Public Accounting Firm dated July 31, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
June 30, 2012

Note 13 – Interest in joint venture

The Company owns 33.5% interest in Waterstone, a joint venture operating as an eating disorder clinic.  The facility intends to begin operations in the fall of 2012.  There has been no activity in the joint venture as at June 30, 2012 that would impact the Company’s interim consolidated financial statements.

The joint venture has consented to convert on a one for one basis with the Company up to 5,950,000 common shares of Waterstone.  The shares are non-retractable and allowable until June 30, 2015.  Both the Company and Waterstone have adequate common shares in its treasury to cover the conversions if all notes are exercised.

Note 14 -Income taxes

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three month period ended June 30, 2012, applicable under ACS 740.  As a result of the adoption of ACS 740, the Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The components of the Company’s future tax asset as of June 30, 2012, June 30, 2011 and December 31, 2011 are as follows:

	June 30, 2012	June 30, 2011	December 31, 2011
Net operating loss carry forward	$9,453,727	$7,274,304	$8,819,549
Valuation allowance	(9,453,727)	(7,274,304)	(8,819,549)
Net future tax asset	$-	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	June 30, 2012	June 30, 2011	December 31, 2011
Tax at statutory rate	$221,962	$333,066	$873,901
Valuation allowance	(221,962)	(333,066)	(873,901)
Net future tax asset	$-	$-	$-

The Company did not pay any income taxes during the three month periods ended June 30, 2012, June 30, 2011 and the year ended December 31, 2011.

The net federal operating loss carry forwards will expire in 2030 through 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 15 – Management of capital

The Company’s objectives of capital management are to safeguard its ability to support the Company’s normal operating requirements on an ongoing basis.  The Company defines capital as the total of its total assets less total liabilities.

The Company manages its capital structure and makes adjustments in light of changes in its economic environment and the risk characteristics of the Company’s assets.  To effectively manage the Company’s capital requirements, the Company has in place a planning, budgeting and forecasting process to help determine the funds required to ensure the Company has the appropriate liquidity to meet its operating and growth objectives.  The Company is dependent upon the raising of additional capital through placement of common stock, and, or debt financing to support its normal operating requirements. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. As at June 30, 2012, there was no externally imposed capital requirement to which the Company is subject and with which the Company has not complied.

Subject to Report of Independent Registered Public Accounting Firm dated July 31, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
June 30, 2012

Note 16 – Asset retirement obligations

As at June 30, 2012, the Company has no legal obligations associated with the retirement of its tangible long-lived assets that it is required to settle.

Note 17 – Segmented information

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

	1816191 Ontario Limited	Greenestone Clinic Muskoka Inc.	June 30, 2012 Total
Revenues from external customers	$880,948	$1,725,045	$2,605,993
Interest expense	8,350	17,522	25,872
Depreciation of fixed assets	42,785	63,293	106,078
Segment loss	(83,290)	(550,888)	(634,178)
Segment assets	584,884	600,003	1,184,887

Subject to Report of Independent Registered Public Accounting Firm dated July 31, 2012

Item 2. Management Discussion and Analysis

The following Management's Discussion and Analysis ("MD&A) for the three month period ended June 30, 2012 compared with the three month period ended June 30, 2011,  provides readers with an overview of the operations of
Greenestone Healthcare Corporation ("Greenestone"). The MD&A provides information that the management of Greenestone believes is important to access and understand the results of operations and the financial condition of the Company.  Our objective is to present readers with a view of Greenestone through the eyes of management.

About Greenestone Healthcare Corporation (“Greenestone”)

Greenestone opened its first clinic for endoscopy procedures in the last days of the second quarter of 2010 in North York, Ontario.  All of the revenue for Greenestone was from medical procedures performed in its first clinic until the third quarter of 2011. During the third quarter of 2011, Greenestone opened its addiction treatment center in Muskoka, Ontario. In the first quarter of 2012 Greenestone added a second clinic performing endoscopy procedures in downtown Toronto, and in the second quarter of 2012 Greenestone opened another addiction treatment aftercare facility in downtown Toronto. Greenestone also became a partner in a new entity that will be opening an eating disorder clinic in Mid-Town Toronto.  This venture will be approximately 33% owned by Greenestone but by virtue of its arrangement with the other shareholders of the new venture it could be a 100% owner within three years if other shareholders exercise an option to exchange their shares for shares for Greenestone.  This entity will begin operation in the fall of 2012, but due to the percentage ownership in this venture the results of this operation will not be reported with the results of Greenestone’s other operations.

During the second quarter of 2012, the endoscopy procedures performed, gave rise to gross revenue of $446,339 compared to gross revenue of $286,295 for the second quarter of 2011.   Substantially all of this revenue was earned from the Ontario Health Insurance Plan (“OHIP”). As amounts owing from OHIP are backed by the government of Ontario, we see very little credit risk attributable to revenues billed to or owing from OHIP from time to time.  The amount for the second quarter of 2012 increased by 36% over the second quarter of 2011.  This increase was due mainly to internal  growth and development including the performance of endoscopy procedures in the new facilities leased from the Albany Clinic.  The total volume of procedures is still well under the overall capacity of the current facilities and equipment.  Procedures at the new Albany Clinic were increased to two days per week starting in the second quarter of 2012.

Greenestone opened its addiction treatment center in the third quarter of 2011.  The treatment center opened cautiously and took its first patients in July and August, most of which were done at  nominal fee or no fee.  Clients began to increase in September at a steady pace and the company generated $213,035 in revenue from the treatment center during the third quarter.  The final quarter of 2011 continued to grow and revenue from treatments in the final quarter grew to $305,485 in the fourth quarter.  Revenue in the first quarter of 2012 grew to $824,157.  Revenue in the first quarter was impacted by the sudden and unexpected departure of key staff members at the end of February 2012.  These departures were unexplained and management believes that it had sufficient contingency strategies in place to replace these key personnel less than 24 hours after they became aware of these departures.  There were no loss of residents in the transition, however significant resources were deployed to meet this challenge including the unpaid extension of treatment for all of those affected by the change in staff.  The staff  members in question were all on temporary subcontract and management has replaced them all with permanent employees.  Management believes that it has significant resources available to manage a growing number of residents in treatment.  The new staff that have joined the company in March and April of 2012 are some of the most well regarded treatment professionals in Canada.  Revenue in the most recent quarter was $902,243.   Revenue continued to be affected by the change in senior staff.  The new staff were all fully in place by the end of the second quarter and revenues began to rise towards the end of the quarter. There were no revenues for this line of business in the same quarter the year previous.

Key components of operating expenses during the second quarter ended  June 30, 2012 were as follows:

-payments to doctors performing services: in general, the doctor performing the actual medical procedure will receive approximately 58% of the amounts we receive from OHIP as payment for the procedure performed; the cost of services provided Doctors fees of $245,750

-salaries and wages for the 3 month period ending June 30, 2012 were $821,154 which are broken down to be $77,131 for the Toronto Clinic staff and $744,023 for the Muskoka Clinic staff
-premises rent for the 3 month period ending June 30, 2012 of $209,744 which consists of $40,995 for the Toronto Clinic and $168,789 for the Muskoka Clinic and the Toronto aftercare clinic
-management fees of  $49,577 were incurred in the second quarter of 2012, as compared to $355,888 for the second quarter, 2011.

The company raised an additional  CDN$100,000  through the issue of convertible notes during the first  quarter which are convertible at a price of $0.45 per share.  Management also took management fees CDN$50,000 by way of a convertible note in the second quarter which notes are convertible at a price of $1.00 per share.

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

Item 4.  Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management made an internal assessment of the effectiveness of our internal control over financial reporting as of  September 30, 2011. In making this assessment, it used the Company’s new auditor and management staff and the Company’s bank account management team.  Based on this evaluation, our management concluded that the internal control has become more effective since there has been a qualified internal accountant hired to prepare the Company’s financial statements in conjunction with the input of the President and CEO.  Restrictions on Bank accounts have tightened and more oversight is given to the day to day cash balances.  The Board of the Company has reviewed these statements and approved them .  The board is a small board and two of the three board members are considered to be independent.  There is no formal audit committee since the Board is small and the financial statements are reviewed by the whole board.

Part 2. OTHER INFORMATION

Item 1. Legal Proceedings

The subsidiary 1816191 Ontario Inc. received notice during the first quarter of 2011 that an individual that suffered a perforated colon during a colonoscopy procedure intended to litigate against the Company’s subsidiary 1816191 Ontario Inc. and the Doctor that performed the Procedure.  The insurer for the doctor and the company were notified and there been no claim filed during the second quarter  of 2012 or subsequent to the quarter end.

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

GREENESTONE HEALTHCARE CORPORATION
Registrant

DATE:	August 14, 2012

By:	/s/ Shawn Leon

Shawn Leon

President & CEO

23