Form 10-Q
period 2012-09-30
GREENESTONE HEALTHCARE CORP
filed 2012-11-15
CIK 792935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the Quarterly Period ended September 30, 2012

Commission File number 0-15078

GREENESTONE HEALTHCARE CORPORATION
(Name of Small Business Issuer in its charter)

Colorado	84-1227328
(State or other	(I.R.S. Employer
jurisdiction of incorporation)	Identification No.)

Suite 300, 5734 Yonge Street,
North York, Ontario, Canada M2M 4E7
(Address of principal executive offices)

 (416) 222-5501)
(issuer's phone number)

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section

12(g) of the Act:

Common Stock, $0.01 Par Value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. ☒

Issuer's revenues for its most recent fiscal year totaled: $1,678,804 and most recent quarter was $1,335,700

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format: Yes ☐  No ☒

As of September 30, 2012, the Registrant had outstanding no shares of Convertible Preferred Stock, $1.00 par value issued and outstanding. The number of Shares of Common Stock Outstanding $.01 par value as of September 30, 2012, was 23,767,535.

GREENESTONE HEALTHCARE CORPORATION

PART 1

GREENESTONE HEALTHCARE CORPORATION

Consolidated Interim Financial Statements
(Unaudited)

For the Nine Months Ended September 30, 2012
(Expressed in U.S. $)

GREENESTONE HEALTHCARE CORPORATION

Consolidated Interim Financial Statements
(Unaudited)

For the Nine Months Ended September 30, 2012
(Expressed in U.S. $)

CONTENTS

Page
Report of Independent Registered Public Accounting Firm	1

Consolidated Interim Balance Sheets as of September 30, 2012, September 30, 2011 and December 31, 2011	2

Consolidated Interim Statements of Changes in Stockholders’ Deficit	3

Consolidated Interim Statements of Operations for the Three Month Periods Ended September 30, 2012 and September 30, 2011, and the Nine Month Periods Ended September 30, 2012 and September 30, 2011	4

Consolidated Interim Statements of Cash Flows for the Three Month Periods Ended September 30, 2012 and September 30, 2011 and the Nine Month Periods Ended September 30, 2012 and September 30, 2011	5

Notes to the Consolidated Interim Financial Statements	6 - 20

Report of Independent Registered Public Accounting Firm

To the Shareholders of:
GreeneStone Healthcare Corporation

We have reviewed the accompanying consolidated interim Balance Sheet of GreeneStone Healthcare Corporation as of September 30, 2012, and the related consolidated interim Statements of Operations, Changes in Stockholders’ Deficit and Statements of Cash Flows for the three month period ended September 30, 2012 and nine month period ended September 30, 2012. These consolidated interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

“Jarvis Ryan Associates”

Mississauga, Ontario, Canada	CHARTERED ACCOUNTANTS
November 1, 2012	LICENSED PUBLIC ACCOUNTANTS

GREENESTONE HEALTHCARE CORPORATION
Consolidated Interim Balance Sheet
(Expressed in U.S. $)
(Unaudited)

	September 30, 2012	September 30, 2011	December 31, 2011
	(Unaudited)	(Unaudited)
ASSETS

Current assets
Accounts receivable (note 6)	$301,460	$153,760	$188,423
Harmonized sales tax receivable	-	52,692	5,933
Loan receivable	-	51,468	-
Prepaid expenses	112,584	65,597	83,724
Inventory	19,061	10,460	11,784
Total current assets	433,105	333,977	289,864
Fixed assets (note 7, 9)	671,396	589,926	641,052

Total assets	$1,104,501	$923,903	$930,916

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank indebtedness	$98,868	$27,175	$28,281
Accounts payable and accrued liabilities	730,444	520,315	632,497
Harmonized sales tax payable	214,299	-	-
Withholding taxes payable	884,191	123,376	270,118
Deferred revenue	154,537	30,843	116,692
Convertible notes payable (note 8)	2,216,817	1,967,211	2,498,975
Current portion of loan payable (note 9)	8,135	-	-
Related party notes (note 10)	186,561	357,508	330,302
	4,493,852	3,026,428	3,876,865
Loan payable (note 9)	41,473	-	-
Total liabilities	4,535,325	3,026,428	3,876,865

Stockholders' deficit
Common stock; $0.01 par value, 100,000,000 shares authorized; 23,767,535 shares issued and
outstanding (note 11)	237,676	135,216	135,216
Additional paid-in capital	6,305,876	5,716,666	5,716,666
Accumulated other comprehensive loss	(103,291)	136,016	21,718
Accumulated deficit	(9,871,085)	(8,090,423)	(8,819,549)
Total stockholders' deficit	(3,430,824)	(2,102,525)	(2,945,949)

Total liabilities and stockholders' deficit	$1,104,501	$923,903	$930,916
Commitments (note 12)

See accompanying notes to the consolidated interim financial statements
Subject to Report of Independent Registered Public Accounting Firm dated November 1, 2012

GREENESTONE HEALTHCARE CORPORATION
Consolidated Interim Statement of Changes in Stockholders’ Deficit
(Expressed in U.S. $)
(Unaudited)

	Common Stock			Accumulated
			Additional	Other
			Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss) Income	Deficit	Total
Balance, December 31, 2010	5,021,764	$50,218	$5,631,664	$(12,855)	$(6,322,688)	$(653,661)
Common stock issued for convertible note	8,500,000	85,000	85,000	-	-	170,000
Foreign currency translation	(196)	(2)	2	148,871	-	148,871
Net loss, nine month period ended September 30, 2011	-	-	-	-	(1,767,735)	(1,767,735)

Balance, September 30, 2011	13,521,568	$135,216	$5,716,666	$136,016	$(8,090,423)	$(2,102,525)

Balance, December 31, 2011	13,521,568	$135,216	$5,716,666	$21,718	$(8,819,549)	$(2,945,949)
Common stock issued for convertible note (note 11)	10,245,967	102,460	589,210	-	-	691,670
Foreign currency translation	-	-	-	(125,009)	-	(125,009)
Net loss, nine month period ended September 30, 2012	-	-	-	-	(1,051,536)	(1,051,536)

Balance, September 30, 2012	23,767,535	$237,676	$6,305,876	$(103,291)	$(9,871,085)	$(3,430,824)

See accompanying notes to the consolidated interim financial statements
Subject to Report of Independent Registered Public Accounting Firm dated November 1, 2012

GREENESTONE HEALTHCARE CORPORATION
Consolidated Interim Statement of Operations
(Expressed in U.S. $)
(Unaudited)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2012	2011	2012	2011
Revenues	$1,335,700	$506,718	$3,941,360	$1,017,431
Cost of services provided	266,787	215,109	762,626	510,296
Gross margin	1,068,913	291,609	3,178,734	507,135

Operating expenses
Bad debts	-	1,730	-	1,730
Continuing education	6,892	2,526	26,489	8,118
Depreciation	60,306	39,146	166,322	87,105
General and administrative	123,877	172,685	425,510	304,531
Interest on long-term debt	5,335	-	13,074	-
Management fees (note 10)	50,307	29,631	129,701	385,520
Meals and entertainment	726	120	3,158	2,599
Medical supplies	66,738	30,111	94,041	71,336
Professional fees	28,965	155,255	86,201	286,832
Rent (note 10)	217,724	128,143	592,796	344,731
Salaries and wages	910,700	541,794	2,503,944	774,906
Subcontract fees	7,559	-	26,652	-
Supplies	4,536	-	133,808	-
Travel	2,606	6,587	28,574	7,462
Total operating expenses	1,486,271	1,107,728	4,230,270	2,274,870

Net loss applicable to common shareholders	$(417,358)	$(816,119)	$(1,051,536)	$(1,767,735)

Accumulated other comprehensive loss
Foreign currency translation adjustment	(135,836)	152,895	(125,009)	148,871

Total comprehensive loss	$(553,194)	$(663,224)	$(1,176,545)	$(1,618,864)

Basic and diluted loss per common share	$(0.03)	$(0.13)	$(0.07)	$(0.33)

Weighted average shares outstanding	15,263,542	6,130,434	14,392,555	5,395,382

See accompanying notes to the consolidated interim financial statements
Subject to Report of Independent Registered Public Accounting Firm dated November 1, 2012

GREENESTONE HEALTHCARE CORPORATION
Consolidated Interim Statement of Cash Flows
(Expressed in U.S. $)
(Unaudited)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2012	2011	2012	2011
Operating activities
Net loss	$(417,358)	$(816,119)	$(1,051,536)	$(1,767,735)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	60,306	39,146	166,322	87,105
Management fees	-	-	129,701	-
	(357,052)	(776,973)	(755,513)	(1,680,630)
Changes in operating assets and liabilities
Accounts receivable	9,719	41,381	(113,037)	(112,853)
Harmonized sales tax	60,737	(52,692)	220,232	(52,692)
Prepaid expenses	(16,966)	(13,757)	(28,861)	(13,161)
Inventory	(2,221)	907	(7,277)	505
Accounts payable and accrued liabilities	94,629	247,476	97,947	221,785
Withholding taxes payable	261,557	123,376	614,074	123,376
Deferred revenue	(81,716)	30,843	37,845	30,843
Net cash used in operating activities	(31,313)	(399,439)	65,410	(1,482,827)

Investing activities
Purchase of fixed assets	(83,001)	(18,588)	(196,666)	(334,335)
Net cash provided by investing activities	(83,001)	(18,588)	(196,666)	(334,335)

Financing activities
Loan receivable	-	(51,468)	-	(51,468)
Repayment of bank indebtedness	-	317,741	-	27,160
Loan payable	49,608	-	49,608	-
Proceeds from convertible notes payable	71,644	(223,081)	(411,860)	1,521,610
Proceeds from issuance of common stock	-	84,998	102,460	85,000
Proceeds from additional paid-in capital	-	85,002	589,210	85,000
Repayment of related party notes	(82,518)	1,319	(143,740)	(47,387)
Net cash used in financing activities	38,734	214,511	185,678	1,619,915
Effect of exchange rate on cash	(135,836)	(87,050)	(125,009)	148,871

Net change in cash	(211,416)	(290,566)	(70,587)	(48,376)
Beginning cash balance (deficiency)	112,548	290,566	(28,281)	48,376
Ending cash balance	$(98,868)	$-	$(98,868)	$-

Supplemental cash flow information
Cash paid for interest	$23,644	$-	$44,597	$-
Cash paid for income taxes	$-	$-	$-	$-

See accompanying notes to the consolidated interim financial statements
Subject to Report of Independent Registered Public Accounting Firm dated November 1, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
September 30, 2012

Note 1 - Nature of business

GreeneStone Healthcare Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective May 2012, the Company changed the corporate name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation.  As at September 30, 2012, the Company owns 100% of the outstanding shares of each of 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc., both of which were incorporated in 2010 under the laws of the Province of Ontario, Canada. 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc. provide medical services to various patients in clinics located in two regions in Ontario, Canada; the city of Toronto and the regional municipality of Muskoka. The Company also has a 33.5% interest in Waterstone Clinic Holdings Inc. (“Waterstone”), a joint venture that primarily operates as an eating disorder facility in the city of Toronto, Ontario.  These consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP").

Note 2 – Going concern

The Company’s financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business.  As at September 30, 2012, the Company has a working capital deficiency of $4,060,747 and accumulated deficit of $9,871,085.  Accordingly, the Company will be dependent upon the raising of additional capital through placement of common stock, and, or debt financing in order to implement its business plan.  There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition.  These consolidated interim financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

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

Subject to Report of Independent Registered Public Accounting Firm dated November 1, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
September 30, 2012

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

Revenue recognition

The Company recognizes revenue from the rendering of services when they are earned; specifically when all the following conditions are met:
●	the significant risks and rewards of ownership are transferred to customers and the Company retains neither continuing involvement nor effective control;

●	there is clear evidence that an arrangement exists;

●	the amount of revenue and related costs can be measured reliably; and

●	it is probably that the economic benefits associated with the transaction will flow to the Company.

In particular, the Company recognizes:
●	Fees for gastrointestinal clinical services, out-patient counseling, coaching, intervention, psychological assessments and other related services when patients receive the service; and

●	Fees for in-patient addiction treatments proportionately over the term of the patient’s treatment.

Deferred revenue represents monies deposited by the patients for future services to be provided by the Company.  Such monies will be recognized into revenue as the patient progresses through their treatment term.

Use of estimates

The preparation of consolidated interim financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the recognition, measurement and disclosure of amounts reported in the financial statements and accompanying notes. The reported amounts, including depreciation, allowance for doubtful accounts, inventory, furniture and equipment additions, accounts payable and accrued liabilities, deferred revenue and note disclosures are determined using management's best estimates based on assumptions that reflect the most probable set of economic conditions and planned courses of action. Actual results will differ from such estimates.

Subject to Report of Independent Registered Public Accounting Firm dated November 1, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
September 30, 2012

Note 3 - Significant accounting policies (cont’d)

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

Accounts receivable

The Company's policy is to disclose accounts receivable net of a reserve for doubtful accounts.

Inventory

Inventory is valued at the lower of cost and net realizable value.  Cost is determined using the first-in, first-out method.

Financial instruments

The Company initially measures its financial assets and liabilities at fair value, except for certain non-arm's length transactions.  The Company subsequently measures all its financial assets and financial liabilities at amortized cost.

Financial assets measured at amortized cost include accounts receivable. Financial liabilities measured at amortized cost include bank indebtedness, accounts payable and accrued liabilities, harmonized sales tax payable, withholding taxes payable, convertible notes payable, loan payable and related party notes.

Subject to Report of Independent Registered Public Accounting Firm dated November 1, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
September 30, 2012

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

The Company does not have assets or liabilities measured at fair value on a recurring basis at September 30, 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the nine month period ended September 30, 2012.

Fixed assets

Fixed assets are recorded at cost.  Depreciation is calculated on the declining balance method at the following annual rates:

Computer equipment	30%
Computer software	100%
Furniture and equipment	30%
Medical equipment	25%
Vehicles	30%

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

Subject to Report of Independent Registered Public Accounting Firm dated November 1, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
September 30, 2012

Note 3 - Significant accounting policies (cont’d)

Income taxes

The Company uses the future income tax method to account for income taxes. Under this method, future income tax assets and liabilities are determined based on the difference between the carrying value and the tax basis of the assets and liabilities. Any change in the net amount of future income tax assets and liabilities is included in income. Future income tax assets and liabilities are determined based on enacted or substantively enacted tax rates and laws which are expected to apply to the Company's taxable income for the periods in which the assets and liabilities will be recovered. Future income tax assets are recognized when it is more likely than not that they will be realized.

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

Subject to Report of Independent Registered Public Accounting Firm dated November 1, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
September 30, 2012

Note 5 – Financial instruments

The Company is exposed to various risks through its financial instruments.  The following analysis provides a measure of the Company's risk exposure and concentrations at the balance sheet date, September 30, 2012:

(a)	Credit risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation.  Financial instruments that subject the Company to credit risk consist primarily of bank indebtedness and accounts receivable.

In the opinion of management, credit risk associated with bank indebtedness of $98,868 (2011: $28,281) is assessed as low and unchanged from the prior year.  The Company ensures that financial assets and liabilities are placed with financial institutions with high credit ratings in order to mitigate the risk.

With respect to accounts receivable of $301,460 (2011: $188,423), the Company receives most of its revenues in 1816191 Ontario Inc. from the Ontario Ministry of Health and Long-Term Care, a provincially regulated program.  The Company performs frequent reviews of billing reports submitted to the Ontario Ministry of Health and Long-Term Care, to ensure accuracy and filing on a timely basis. Allowances are provided for potential losses that have been incurred at the balance sheet date.

Credit risk associated with accounts receivable of Greenestone Clinic Muskoka Inc. is mitigated due to balances from several customers, as well as through credit checks and frequent reviews of receivables to ensure timely collection.

In the opinion of management, credit risk is assessed as low, not material and remains unchanged from the prior year.

(b)	Liquidity risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due.  The Company is exposed to liquidity risk through its working capital deficiency of $4,060,747 and accumulated deficit of $9,871,085.  As disclosed in note 2, the Company will be dependent upon the raising of additional capital in order to implement its business plan.  There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition.  In the opinion of management, liquidity risk is assessed as high and remains unchanged from the prior year.

Subject to Report of Independent Registered Public Accounting Firm dated November 1, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
September 30, 2012

Note 5 – Financial instruments (cont’d)

(c)	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices.  Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk.  The Company is exposed to interest rate risk and currency risk.

i.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its bank indebtedness of $98,868 (2011: $28,281). This liability is based on floating rates of interest that have been stable during the current reporting period.  In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

ii.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates.  The Company is subject to currency risk as its subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. All of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at September 30, 2012, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $10,000 increase or decrease in the Company’s after-tax net earnings, respectively. The Company has not entered into any hedging agreements to mediate this risk.  In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

iii.	Other price risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices (other than those arising from interest rate risk or currency risk), whether those changes are caused by factors specific to the individual financial instrument or its issuer, or factors affecting all similar financial instruments traded in the market.  The Company is not exposed to this risk and is unchanged from the prior year.

Subject to Report of Independent Registered Public Accounting Firm dated November 1, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
September 30, 2012

Note 6 –Accounts receivable

The consolidated accounts receivable balance consists primarily of amounts due from the following parties.

	September 30, 2012	September 30, 2011	December 31, 2011
The Ontario Ministry of Health and Long-Term Care	$180,108	$134,269	$173,242
Treatment program	71,279	16,820	15,181
Outpatient services	45,798	-	-
Other accounts receivable	4,275	2,671	-
	$301,460	$153,760	$188,423

The Company is economically dependent on, and earns a significant portion of, revenues from the Ontario Ministry of Health and Long-Term Care for its ability to carry out its normal activities. These revenues account for 37% of the Company’s consolidated sales in the three month period ending September 30, 2012 (three month period ending June 30, 2012: 32%).

Note 7 –Fixed assets

			Net Book Value
	Cost	Accumulated Amortization	September 30, 2012	September 30, 2011	December 31, 2011
Computer equipment	$22,938	$4,853	$18,085	$12,024	$11,910
Computer software	28,031	19,149	8,882	16,205	14,315
Furniture and equipment	413,351	126,377	286,975	316,630	322,282
Leasehold improvements	137,996	51,306	86,690	53,817	61,353
Medical equipment	375,194	149,305	225,889	191,250	231,192
Vehicles	50,563	5,689	44,874	-	-
	$977,511	$350,990	$671,396	$589,926	$641,052

Subject to Report of Independent Registered Public Accounting Firm dated November 1, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
September 30, 2012

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

The Company has the following convertible notes outstanding.

Note	Amount	Issuance Date	Conversion Price in USD	Number of Shares	Effect on Dilution	Maturity Date

1	$25,000	December 1, 2010	$0.10	250,000	1.04%	December 1, 2012
2	10,171	December 1, 2010	$0.10	101,710	0.43%	December 1, 2012
3	25,428	December 1, 2010	$0.10	254,275	1.06%	December 1, 2012
4	25,428	December 1, 2010	$0.10	254,275	1.06%	December 1, 2012
5	50,855	December 1, 2010	$0.10	508,550	2.09%	December 1, 2012
6	10,171	December 1, 2010	$0.10	101,710	0.43%	December 1, 2012
7	10,740	December 1, 2010	$0.10	107,396	0.45%	December 1, 2012
8	15,257	December 1, 2010	$0.10	152,565	0.64%	December 1, 2012
9	25,428	December 1, 2010	$0.10	254,275	1.06%	December 1, 2012
10	25,428	December 1, 2010	$0.10	254,275	1.06%	December 1, 2012
11	50,855	December 1, 2010	$0.10	508,550	2.09%	December 1, 2012
12	48,821	January 31, 2011	$0.10	488,208	2.01%	January 31, 2013
13	25,428	March 30, 2011	$0.15	169,517	0.71%	March 30, 2013
14	50,000	March 30, 2011	$0.15	333,333	1.38%	March 30, 2013
15	15,000	March 30, 2011	$0.15	100,000	0.42%	March 30, 2013
16	30,513	March 30, 2011	$0.15	203,420	0.85%	March 30, 2013
17	10,171	March 31, 2011	$0.15	67,807	0.28%	March 31, 2013
18	10,171	March 31, 2011	$0.15	67,807	0.28%	March 31, 2013
19	10,171	March 31, 2011	$0.15	67,807	0.28%	March 31, 2013
20	101,710	March 31, 2011	$0.15	678,067	2.77%	March 31, 2013
21	50,855	March 31, 2011	$0.15	339,033	1.41%	March 31, 2013
22	30,513	March 31, 2011	$0.15	203,420	0.85%	March 31, 2013
23	20,342	March 31, 2011	$0.15	135,613	0.57%	March 31, 2013
24	5,086	March 31, 2011	$0.15	33,903	0.14%	March 31, 2013
25	25,428	April 15, 2011	$0.10	254,275	1.06%	April 15, 2013
26	6,103	June 15, 2011	$0.10	61,026	0.26%	June 15, 2013
27	8,137	June 15, 2011	$0.10	81,368	0.34%	June 15, 2013
28	4,068	June 15, 2011	$0.10	40,684	0.17%	June 15, 2013
29	203,420	June 24, 2011	$0.15	1,356,133	5.40%	June 24, 2013
30	30,513	June 30, 2011	$0.15	203,420	0.85%	June 30, 2013

Subject to Report of Independent Registered Public Accounting Firm dated November 1, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
September 30, 2012

Note 8 – Convertible notes payable

Note	Amount	Issuance Date	Conversion Price in USD	Number of Shares	Effect on Dilution	Maturity Date

31	$16,274	June 30, 2011	$0.15	108,491	0.45%	June 30, 2013
32	71,197	June 30, 2011	$0.15	474,647	1.96%	June 30, 2013
33	14,748	June 30, 2011	$0.15	98,320	0.41%	June 30, 2013
34	50,855	June 30, 2011	$0.15	339,033	1.41%	June 30, 2013
35	147,480	June 30, 2011	$0.15	983,197	3.97%	June 30, 2013
36	5,086	July 30, 2011	$0.15	33,903	0.14%	July 30, 2013
37	5,086	July 30, 2011	$0.15	33,903	0.14%	July 30, 2013
38	5,086	July 30, 2011	$0.15	33,903	0.14%	July 30, 2013
39	10,000	July 30, 2011	$0.15	66,667	0.28%	July 30, 2013
40	10,171	July 30, 2011	$0.15	67,807	0.28%	July 30, 2013
41	9,154	July 30, 2011	$0.15	61,026	0.26%	July 30, 2013
42	2,288	July 30, 2011	$0.15	15,257	0.06%	July 30, 2013
43	5,086	August 26, 2011	$0.15	33,903	0.14%	August 26, 2013
44	50,855	August 26, 2011	$0.15	339,033	1.41%	August 26, 2013
45	50,855	October 26, 2011	$0.10	508,550	2.09%	October 26, 2013
46	101,710	October 31, 2011	$0.15	678,067	2.77%	October 31, 2013
47	71,197	November 24, 2011	$0.15	474,647	1.96%	November 24, 2013
48	15,257	November 30, 2011	$0.15	101,710	0.43%	November 30, 2013
49	15,257	November 30, 2011	$0.15	101,710	0.43%	November 30, 2013
50	24,004	November 30, 2011	$0.15	160,024	0.67%	November 30, 2013
51	25,160	December 31, 2011	$0.15	167,733	0.70%	December 31, 2013
52	20,342	December 31, 2011	$0.15	135,613	0.57%	December 31, 2013
53	10,171	December 31, 2011	$0.15	67,807	0.28%	December 31, 2013
54	22,885	December 31, 2011	$0.15	152,565	0.64%	December 31, 2013
55	45,770	December 31, 2011	$0.15	305,130	1.27%	December 31, 2013
56	50,855	December 31, 2011	$0.15	339,033	1.41%	December 31, 2013
57	20,342	December 31, 2011	$0.15	135,613	0.57%	December 31, 2013
58	15,257	December 31, 2011	$0.15	101,710	0.43%	December 31, 2013
59	50,000	January 15, 2012	$0.20	250,000	1.04%	January 15, 2014
60	10,171	January 24, 2012	$0.20	50,855	0.21%	January 24, 2014
61	7,628	January 26, 2012	$0.20	38,141	0.16%	January 26, 2014
62	30,513	January 31, 2012	$0.20	152,565	0.64%	January 31, 2014
63	10,171	February 10, 2012	$0.20	50,855	0.21%	February 10, 2014
64	101,710	March 4, 2012	$0.20	508,550	2.09%	March 4, 2014
65	102,130	April 18, 2012	$0.45	226,022	0.94%	April 18, 2014
66	50,855	May 31, 2012	$1.00	50,855	0.21%	May 31, 2014
	$2,216,817			15,079,267

*The actual number of shares issued if converted will vary depending on the exchange rate at time of conversion.

Subject to Report of Independent Registered Public Accounting Firm dated November 1, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
September 30, 2012

Note 9 –Loan payable

The Company has an automobile loan payable bearing interested at 4.49% with blended monthly payments of $835 that matures March 2018.  The loan is secured by the vehicle with a net book value as at September 30, 2012 of $44,874. Estimated principal and interest re-payments are as follows:

2012	$2,000
2013	8,226
2014	8,603
2015	8,998
2016	9,410
Thereafter	12,371

$49,608

Note 10 –Related party transactions

The balance owing to related party notes as at September 30, 2012 is to Greenestone Clinic Inc.  The Company is related to Greenestone Clinic Inc. as it is controlled by one of the Company’s directors.  The balance owing is non-interest bearing, not secured and has no specified terms of repayment.   During the three month period ended September 30, 2012, the Company purchased $3,000 of furniture and equipment from Greenestone Clinic Inc.

The Company had management fees totaling $50,307 during the three month period ended September 30, 2012 to the director for services which are included in management fees.

The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. at market terms. During the three month period ended September 30, 2012, the Company had rent expense of $108,486 to Cranberry Cove Holdings Inc.  Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder being a director of the Company.

The Company entered into a consulting agreement with Waterstone.  Waterstone is related to the Company by virtue of its president being a director and president of the Company.  Consultant fees are measured at the exchange amount, being the fair market value to provide related consulting fees.  During the three month period ended September 30, 2012, the Company had consulting income from Waterstone of $0 and rental income of $4,922.

All related party transactions occur in the normal course of operations and are measured at the exchange amount, as agreed upon by the related parties.

Subject to Report of Independent Registered Public Accounting Firm dated November 1, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
September 30, 2012

Note 11 -Stockholders’ deficit

Common stock

In the prior reporting period, June 30, 2012, the Company filed a Certificate of Amendment with the Colorado Secretary of State to increase the aggregate number of shares which the Company has authority to issue to one hundred million (100,000,000) common shares, issued at $0.01 par value per share from 50,000,000 common stock with par value at $0.01.  The amendment was approved by the Colorado Secretary of State in May 2012.

Issued common stock

The Company has a total of 23,767,535 issued and outstanding common shares as at September 30, 2012. In the prior reporting period, June 30, 2012, the Company issued 10,245,967 of common stock at $0.01 per share.  Of the issued common stock, $691,670 notes were converted into 5,195,967 restricted common stock and 4,550,000 unrestricted common stock

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares that will be exercised.  Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the three month period ended September 30, 2012.

Note 12 – Commitments

The Company is committed under three non-cancellable operating lease agreements for rental of premises.  The rental of premise agreement for the subsidiary, 1816191 Ontario Inc. expires July 2013 and the premise agreements for the subsidiary, Greenestone Clinic Muskoka Inc. expire May 2013, July 2013 and March 2016 (note 10).

The Company is committed under a consulting service agreement for the development of financing and investor relationships that expires November 2012.

The joint venture is committed under a consulting agreement for consulting services from the Company (note 10).  The agreement expires September 2017.

Future minimum annual payment requirements are as follows:

2012	$265,514
2013	892,200
2014	712,173
2015	712,173
2016	208,709
Thereafter	20,444

$2,811,213

Subject to Report of Independent Registered Public Accounting Firm dated November 1, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
September 30, 2012

Note 13 – Interest in joint venture

The Company owns 33.5% interest in Waterstone, a joint venture operating as an eating disorder clinic.  The facility intends to begin operations in the fall of 2012.  There has been no activity in the joint venture as at September 30, 2012 that would impact the Company’s consolidated interim financial statements.

The joint venture has consented to convert on a one for one basis with the Company up to 5,950,000 common shares of Waterstone.  The shares are non-retractable and allowable until September 30, 2015.  Both the Company and Waterstone have adequate common shares in its treasury to cover the conversions if all notes are exercised.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three month period ended September 30, 2012, applicable under ACS 740.  As a result of the adoption of ACS 740, the Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The components of the Company’s future tax asset as of September 30, 2012, September 30, 2011 and December 31, 2011 are as follows:

	September 30, 2012	September 30, 2011	December 31, 2011
Net operating loss carry forward	$9,871,085	$7,274,304	$8,819,549
Valuation allowance	(9,871,085)	(7,274,304)	(8,819,549)
Net future tax asset	$-	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	September 30, 2012	September 30, 2011	December 31, 2011
Tax at statutory rate	$368,038	$333,066	$873,901
Valuation allowance	(368,038)	(333,066)	(873,901)
Net future tax asset	$-	$-	$-

The Company did not pay any income taxes during the three month periods ended September 30, 2012, September 30, 2011 and the year ended December 31, 2011.

The net federal operating loss carry forwards will expire in 2030 through 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Subject to Report of Independent Registered Public Accounting Firm dated November 1, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
September 30, 2012

Note 15 – Management of capital

The Company’s objectives of capital management are to safeguard its ability to support the Company’s normal operating requirements on an ongoing basis.  The Company defines capital as the total of its total assets less total liabilities.

The Company manages its capital structure and makes adjustments in light of changes in its economic environment and the risk characteristics of the Company’s assets.  To effectively manage the Company’s capital requirements, the Company has in place a planning, budgeting and forecasting process to help determine the funds required to ensure the Company has the appropriate liquidity to meet its operating and growth objectives.  The Company is dependent upon the raising of additional capital through placement of common stock, and, or debt financing to support its normal operating requirements. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. As at September 30, 2012, there was no externally imposed capital requirement to which the Company is subject and with which the Company has not complied.

Note 16 – Asset retirement obligations

As at September 30, 2012, the Company has no legal obligations associated with the retirement of its tangible long-lived assets that it is required to settle.

Note 17 – Segmented information

The Company has two reportable segments: gastrointestinal clinical services and addiction and rehabilitation treatments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates performance based on profit or loss from operations before income taxes not including non-recurring gains and losses and foreign exchange gains and losses.  The Company’s reportable segments are strategic business units that offer different services.  They are managed separately because each business requires different technology, specialists and marketing strategies.

	Gastrointestinal Clinical Services	Addiction and Rehabilitation Treatments	Other Segments	Total
Revenues from external customers	$1,346,476	$2,594,884	$-	$3,941,360
Interest expense	12,478	32,119	-	44,597
Depreciation of fixed assets	64,580	101,742	-	166,322
Segment loss	(123,389)	(971,637)	43,490	(1,051,536)
Segment assets	554,998	549,503	-	1,104,501

Subject to Report of Independent Registered Public Accounting Firm dated November 1, 2012

GREENESTONE HEALTHCARE CORPORATION
Notes to the Consolidated Interim Financial Statements
(Expressed in U.S. $)
September 30, 2012

Note 18 – Subsequent Events

Application to Stock Exchange
The Company is in the process of applying to the New York Stock Exchange (“NYSE”) which would allow the Company to be listing on the NYSE-Amex exchange.  The Company believes being listed on the NYSE will allow it to attract the capital needed to support its operations.

Clinic Expansion
The Company is seeking to significantly increase its capacity at its in-patient treatment facility from 36 beds to 300 beds over the next twenty four months.

Note 19 – Comparative figures

Certain comparative figures have been reclassified to conform to the current period's financial presentation.  The net losses for the previous periods are not affected by this reclassification.

Subject to Report of Independent Registered Public Accounting Firm dated November 1, 2012

Item 2. Management Discussion and Analysis

The following Management's Discussion and Analysis ("MD&A) for the three month period ended September 30, 2012 compared with the three month period ended September 30, 2011, provides readers with an overview of the operations of GreeneStone Healthcare Corporation ("GreeneStone"). The MD&A provides information that the management of GreeneStone believe is important to access and understand the results of operations and the financial condition of the Company.  Our objective is to present readers with a view of GreeneStone through the eyes of management.

About GreeneStone Healthcare Corporation

GreeneStone has been a business in transition since the divesture of the electronics business. Management has reviewed many business opportunities but has passed on those that did not ensure the company with free and clear assets and exclusive protection of the opportunity. On March 29, 2010 the company entered into an agreement with Greenestone Clinic Inc. (“GCI”) whereby it would provide consulting services to GreeneStone for the development and operation of medical clinics in the province of Ontario, Canada. The term of the agreement was for one year whereby GCI would provide both the medical and business expertise in the initial startup of private clinics. GCI was to provide the technical assistance to ensure the clinics are in compliance with governmental policy and procedure requirements and the necessary detailed operational requirements to operate the clinics. At the time of entering into this agreement, GCI had an operational facility with some services that GreeneStone planned to offer in its first Ontario facility.

GreeneStone opened its first clinic in the last days of the second quarter of 2010 in North York, Ontario.  During the first quarter of 2011, the operations at the North York Clinic increased its medical services with 437 medical procedures performed. The volume of operations continued to increase during the year and during the third quarter of 2012 1,254 endoscopy procedures were performed.

During the first quarter of 2012, the endoscopy procedures performed, gave rise to gross revenue of $451,664 compared to gross revenue of $288,119 for the first quarter of 2011.   Substantially all of this revenue was earned from the Ontario Health Insurance Plan (“OHIP”).  As amounts owing from OHIP are backed by the government of Ontario, we see very little credit risk attributable to revenues billed to or owing from OHIP from time to time.  The amount for the first quarter of 2012 increased by 57% over the third quarter of 2011.  This increase was due mainly to internal growth and development including the performance of endoscopy procedures in the new facilities leased from the Albany Clinic.  The total volume of procedures is still well under the overall capacity of the current facilities and equipment.  Procedures at the Albany Clinic were performed two days per week for most of the third quarter of 2012.

GreeneStone opened its addiction treatment center in the third quarter of 2011.  The treatment center opened cautiously and took its first patients in July and August, most of which were done at nominal fee or no fee.  Clients began to increase in September at a steady pace and the company generated $213,035 in revenue from the treatment center during the third quarter.   Revenue in the third quarter of 2012 grew to $884,036 a 315% increase over the same period the previous year.  Revenue in the quarter was only slightly better than the revenue in the second quarter.  Revenue in the third quarter was impacted by a very slow period in the middle of the summer. The company has learned that this is a traditionally slow period in the addiction treatment business and will be better prepared in the coming year for this type of slowdown.  Significant resources continued to be deployed in the third quarter to meet the challenge the Company faced with the sudden departure of key staff at the end of the second quarter.  The staff members in question were all on temporary subcontract and management has replaced them all with permanent employees.  Management believes that it has significant resources available to manage a growing number of residents in treatment.  The new staff that have joined the company in March and April of 2012 are some of the most well regarded treatment professionals in Canada.

Key components of operating expenses during the third quarter ended September 30, 2012 were as follows:

-
payments to doctors performing services: in general, the doctor performing the actual medical procedure will receive approximately 58% of the amounts we receive from OHIP as payment for the procedure performed this amounted to  $266,587;

-
salaries and wages for the 3 month period ending September 30, 2012 were $910,700 which are broken down to be $98,605 for the Toronto Clinic staff and $812,095 for the Muskoka Clinic staff and the Yorkville  Clinic staff;

-	premises rent for the 3 month period ending September 30, 2012 of $217,724 which consists of $55,466 for the Toronto Clinic and $162,258 for the Muskoka Clinic and the Yorkville Clinic;
-	professional fees of $28,965 were mostly accounting fees; and
-	management fees of $50,307 were incurred in the third quarter.

Salaries and wages and increased significantly due to the hiring of more staff in anticipation of opening more facilities in the near future.  The Company will be reducing the overall payroll in the fourth quarter to more closely line up with the current revenue and new staff will only be added once a final determination is made about the opening date of any new facilities. Staffing costs were also high in the Yorkville clinic and will be less of a burden once the revenue from the Yorkville clinic grows to its anticipated potential.  Overall salaries are expected to drop by $150,000 in the fourth quarter.   This drop combined with an anticipated 20% increase in revenue for the fourth quarter will bring the Company to a much smaller loss for the fourth quarter.

During the third quarter GreeneStone’s Albany Clinic in downtown Toronto was operating two days a week and it is expected that that clinic will continue to grow its revenue over the next several quarters.   The Company has had discussions with the Landlord of the Company’s North York clinic and it is anticipated that a new lease will be entered into in the fourth quarter whereby the Company will be adding a Surgical suite to the North York premises which will generate more high margin revenue which will better leverage the current rent being paid at the North York Clinic.

During the first quarter of 2011 a private company consulting to the Company offered to give up premises in Bala, Ontario it had been leasing and operating as a private medical resort and also allowed the company to use its Greenestone name.  The company though a wholly owned subsidiary Greenestone Clinc Muskoka Inc.  (“Greenestone Muskoka”) entered into a new lease with the owner of the Bala, Ontario property to operate a mental health and addiction treatment center at the property.  The owner of the property is company wholly owned by the president of Greenestone.  The lease is a five year lease with renewal options at the end of the first and second years of the five year term.  The lease is a net lease and the company has a non-disturbance agreement from the mortgage lenders on the property for the whole term. The company has an option to purchase the property at any time during the term of the lease at appraised values.  Greenestone Muskoka purchased all of the assets of GCI that were used for the operation of the Bala property.   The lease at the Bala property is escalating every six months and it will become fixed in the Spring of 2013 at $55,000 per month.  The Company can dramatically reduce the lease cost by purchasing the property and securing a favorable interest rate for a mortgage.

The Company did not raise any new capital in the third quarter.  It is anticipated that the Company will secure additional capital in the fourth quarter and is currently seeking $2 million in new equity.

The company has 5 major objectives to accomplish in the fourth quarter;
-	Reduce payroll costs by $150,000
-	Increase revenues by 20%
-	Secure low rate financing to purchase the Bala facility
-	Secure a new lease in North York to allow for the addition of a surgical suite
-	Raise $2 million in new equity

Accomplishing these objectives will dramatically improve the Company’s balance sheet and income statement numbers.  These effects will not be fully accounted for until the first quarter of 2013 and beyond.

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

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management made an internal assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, it used the Company’s new auditor and management staff and the Company’s bank account management team.  Based on this evaluation, our management concluded that the internal controls have become more effective since there has been a qualified internal accountant hired to prepare the Company’s financial statements in conjunction with the input of the President and CEO.  Restrictions on Bank accounts have tightened and more oversight is given to the day to day cash balances.  The Board of the Company has reviewed these statements and approved them.  The board is a small board and two of the three board members are considered to be independent.  There is no formal audit committee since the Board is small and the financial statements are reviewed by the whole board.

Part 2. OTHER INFORMATION

Item 1. Legal Proceedings

The subsidiary 1816191 Ontario Inc. received notice during the first quarter of 2011 that an individual that suffered a perforated colon during a colonoscopy procedure intended to litigate against the Company’s subsidiary 1816191 Ontario Inc. and the Doctor that performed the Procedure.  The insurer for the doctor and the company were notified and there been no claim filed during the third quarter of 2012 or subsequent to the quarter end.

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

GREENESTONE HEALTHCARE  CORPORATION
Registrant

DATE: November 11, 2012

By:	/s/ Shawn Leon

Shawn Leon

President & CEO