Form 10-K
period 2012-12-31
GREENESTONE HEALTHCARE CORP
filed 2013-04-01
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-15078

Greenestone Healthcare Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1227328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5734 Yonge Street, Suite 300

North York, Ontario, Canada M2M 4E7

(Address of principal executive offices)

(416) 222-5501

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Act:

Common Stock, $0.01 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Issuer’s revenues for its most recent fiscal year were approximately $5,540,909.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012, based on a closing price of $1.41 was approximately $14,902,385.88. As of March 31, 2013, the registrant had 27,234,279 shares of its common stock, par value $0.01 per share, outstanding.

Prepared By:

Sunny J. Barkats, Esq.

Matthew C. Carroll, Esq.

JSBarkats, PLLC

18 East 41st Street, 19th Floor

New York, NY 10017

P: (646) 502-7001

F: (646) 607-5544

www.JSBarkats.com

GREENESTONE HEALTHCARE CORP.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2012

PART I

Item 1. Business.

Company History

Greenestone Healthcare Corporation (formerly Nova Natural Resources Corporation, a Colorado corporation), was incorporated under the laws of the State of Colorado on April 1, 1993 (“Greenestone” or the “Company”), and is the surviving company of a merger, effective February 1, 1995, between the Company and Nova Natural Resources Corporation, a Delaware corporation (“Nova Delaware”). The merger was effectuated solely for the purpose of changing the Company’s domicile from Delaware to Colorado. At all times prior to 2001, the Company was engaged in the oil and gas exploration business. Nova Delaware was the successor entity to Nova Petroleum Corporation, a Delaware corporation, and Power Resources Corporation, a Delaware corporation, which merged in 1986 (“the 1986 Merger”). Prior to the 1986 Merger, Nova Petroleum Corporation and Power Resources Corporation had operated since 1979 and 1972, respectively. In 2001, the Company entered into the electronics business and this business was active in 2001 and 2002, as part of the Torita Group. After 2002, the Company continued with various stages of development in this business until 2010.

Change in Operations

On April 1, 2010, the Company, pursuant to Board of Directors resolution, changed its principal operations from development stage electronics to healthcare services. On March 29, 2010, the Company entered into a one-year consulting agreement with Greenestone Clinic Inc., a Canadian corporation (“Greenestone Clinic”), whereby Greenestone Clinic was to provide consulting services for the Company’s development and operation of medical clinics in the province of Ontario, Canada. Specifically, Greenestone would provide medical and business expertise in the initial startup of private clinics and technical assistance to ensure the clinics complied with governmental policy and procedure requirements as well as any operational requirements. At the time of this consulting agreement, Greenestone Clinic operated a clinic at the Muskoka property now housing its addiction treatment clinic and provided endoscopy services the Company planned to offer in its first Ontario medical clinic.

On May 15, 2010, the Company secured, through its wholly-owned subsidiary 1816191 Ontario Ltd. (“1816191”), a sublease of space (which was previously the Rothbart Pain Clinic) of approximately 8,000 sq. ft. to be used as the Company’s executive offices and to run its first endoscopy clinic. The Company started offering medical services in June 2010, offering various medical services, including endoscopy, cardiology and executive medicals.

In March 2011, Greenestone Clinic, a former Company consultant, gave up the premises in Bala, Ontario, previously leased by Greenestone Clinic and operated as a private medical resort and also allowed the Company to do business using the “GreeneStone” name. The Company, through its wholly-owned subsidiary GreeneStone Clinic Muskoka Inc. (“GreeneStone Muskoka”) entered into a lease with the owner of the Muskoka premises on April 1, 2011. The Company planned to offer only mental health and addiction treatment services in this location which would be run as an in-patient addiction treatment center.

Corporate Structure

The Company currently has two operating subsidiaries, both of which are 100% wholly-owned.

GreeneStone Muskoka Treatment Center

On February 1, 2011, Dr. Paul Garfinkel was retained on a six month consulting contract to advise the Company on its plan to go into the addiction treatment business. Dr. Garfinkel formed a clinical advisory group consisting of himself and Dr. Clive Chamberlain, Dr. Greg O’Donahue and Janice Harris R.N. The clinical advisory group (the “CAG”) was to create the mission and values for the addiction treatment business and locate and hire a leader for the addiction treatment business.

On April 1, 2011, the Company through Greenestone Muskoka, entered into a new lease (the “Bala Lease”) with the Cranberry Cove Holdings Ltd. (“Cranberry”), the owner of the Bala, Ontario property (the “Bala Property”) in order to operate a mental health and addiction treatment center at the property. On April 1, 2011 (the “Purchase Date”), Greenestone Muskoka purchased all of the assets of Greenestone Clinic that were previously used for the operation of the executive medical center located at the Bala Property. This essentially gave Greenestone Muskoka a turn-key opportunity to start up its addiction treatment business (the “GreeneStone Muskoka Treatment Center”).

On April 1, 2011, Dr. Susan K. Blank was hired on a one year contract to run the GreeneStone Muskoka Treatment Center. Dr. Blank worked with the CAG to refine the mission and values for the GreeneStone Muskoka Treatment Center and worked together on the policies and procedures for the operation of the treatment center.

In August 2011, the Greenestone Muskoka Treatment Center began providing addiction treatment services and took its first paying clients. The GreeneStone Muskoka Treatment Center offers clients a 45-day program that costs between $27,000 and $37,000 for the stay. Treatment is individualized and after the first two weeks of treatment, the client is assessed and extended treatment is often recommended. The treatment offered is concurrent and the addiction and co-occuring mental health disorders are treated at the same time. The center has a 36 bed capacity and can easily be expanded beyond that capacity. Treatment consists of group and individual therapy, as well as recreation therapy. Clients are taught about nutrition and have excellent food while in treatment.

In November of 2011, the CAG was disbanded after achieving their goals. In March 2012, Dr. Blank and two contract therapists, all of whom were from the United States, were replaced by a more permanent team of doctors and therapists from Canada.

Toronto Aftercare and Intensive Out-Patient Addiction Treatment Program

In March 2012, the Company entered into a lease for premises at 39 Hazelton Avenue in Toronto, Ontario for the operation of an aftercare and intensive out-patient addiction treatment program. The Company, through its subsidiary Greenestone Muskoka, hired addiction therapist Andrew Galloway on April 1, 2012, to run the outpatient operation (“Greenestone Yorkville”). This operation provides follow up and aftercare services for clients of the Greenestone Muskoka Treatment Center, as well as clients that have been to other treatment centers. Clients attend these services twice per week and are billed monthly. Greenestone Yorkville also offers one-on-one counseling for clients that have not been to treatment centers and those that have. The outpatient program for this center is designed for those clients that are able to maintain sobriety while still living at home. This program is very similar to the programming at the Greenestone Muskoka Treatment Center and can last up to 90 days. Greenestone Yorkville currently has four employees.

North York Endoscopy Unit

The North York Endoscopy unit which runs at the Company’s North York location has been operating since June 25, 2010. The primary business at this location is the performance of gastroscopy and colonoscopy procedures. Patients are referred to the clinic by family physicians for the purpose of exploratory endoscopy services. Patients come to this location for an initial consult with a specialist that will perform the procedure. Once the specialist determines if the patient is a candidate for the out-of-hospital procedure, the patient will be scheduled for a procedure. Approximately 15 patients will be scheduled per specialist each day. The Company has two procedure rooms set up but has capacity to set up three. The procedure team includes a recovery room nurse, a procedure room nurse, an anesthetist, a specialist and an equipment technologist. This team is assembled from a pool of approximately thirty nurses, doctors and technologists. Procedures may take anywhere from fifteen minutes to one hour. The procedure team is only scheduled when procedures are scheduled. The clinic employs four full time staff that work in reception and manage the administration of the clinic and one full time nurse manager.

The Ontario government established the need to approve out-of-hospital premises for those clinics using any form of sedation. The responsibility was put on to the College of Physicians and Surgeons to approve or license these clinics and the North York clinic was a clinic that would require a Level II certification. This process of certification was instituted after the clinic opened and was inspected in 2012.

Endoscopy Unit at the Albany Medical Clinic

On January 31, 2011, 1816191 entered into an agreement with the Albany Medical Clinic which provided for 1816191 to manage and run the endoscopy unit in the Albany Clinic’s Toronto, Ontario location. The College of Physicians and Surgeons of Ontario inspected and approved the facility in December 2011, and endoscopy procedures at this facility began in January 2012.

The endoscopy clinic spans a 911 sq. ft. area and features one endoscopy suite a recovery area and one office. The North York location administration staff take care of the Albany Clinic and just the procedure team is employed on days when there are procedures at the Albany Clinic. This arrangement allows for 1816191 to pay rent to the Albany Clinic only on days when there are procedures taking place.

The Albany Clinic is a large medical clinic that employs over 20 family physicians. These physicians are the primary referral source for the endoscopy unit at the Albany Clinic.

Employees

As of December 31, 2012, the Company had no employees and approximately 60 employees working for its two subsidiaries, not including doctors. Two management employees were split between the two subsidiaries. There were 5 full time employees working for 1816191 and 15 part time employees working on any procedure day. There were 37 full time employees working for Greenestone Muskoka.

Marketing

The Company has not implemented a formal marketing plan, but plans to make this a priority for 2013. The two primary lines of business are the endoscopy business and the addiction treatment business. They require unique initiatives for marketing. The endoscopy business relies heavily on family physician referrals. The Company has determined that the most effective method of securing referrals is to form one-on-one relationships between the physicians and the specialists. This is a time consuming process, but since it has started in 2012, the Company has steadily grown the base of referring physicians.

The specialists have made time available to meet with these physicians on a regular basis. The family physicians can be reminded more often what the capabilities of the clinic are and who is working as the specialists in the clinic by way of follow up emails, letters and faxes. It may prove difficult to market to individuals since they may ask their doctor about the services and then their doctor may refer them to another clinic. It is not cost effective to do this. The important distinction between the endoscopy service and the addiction treatment business is that the endoscopy business is an Ontario Health Insurance Plan (“OHIP”) insured service. As such, it can only be approved if there is a referring physician on the case.

The addiction treatment business operates as a private pay service. The customers get no government or OHIP subsidy to come to our treatment facility. The individual makes the decision and so it is important to market to the individual. There are a large number of mental health professionals that refer to the treatment center and it is important to maintain contact with and market to these professionals. This is the same type of long process of establishing relationships with these professionals and our treatment staff. This can be done at conferences and functions where the treatment professionals come together and make individual contact between professionals.

The treatment business gets about 70% of its clients via the Internet. This is the single biggest focus for the marketing team in 2013. Search Engine Optimization (SEO) is very important and the Company aggressively seeks the maximum cost/benefit relationships with specialist firms that can help in this effort. We believe our efforts in 2012 were successful and effective using this model. We do not believe that it is cost effective to market through traditional channels such as TV, radio or print advertising at this time.

Competition

Endoscopy – There are numerous private endoscopy clinics in the Greater Toronto Area including endoscopy suites in all of the local area hospitals. Referring physicians have choices where they can refer their patients. Most hospitals have very long wait times and most of the private clinics have shorter wait times. The North York clinic and the Albany Clinic both feature traditionally short wait times, which is an important advantage especially to procedures that are urgent. Easy access is also an issue with hospitals as they are not located close to transit and have high parking fees. Both of our endoscopy clinics are next to subway stations and our North York clinic has free parking. The hospitals generally have the newest generation of equipment while many of the private clinics will have third or fourth generation equipment. The Company clinics have 2nd generation equipment that is no more than three or four years old and well maintained. There is an expectation that government spending cuts will eventually push the endoscopy clinics out of the hospitals into privately run out-of-hospital facilities. The government will want only well established and larger centers to take over this business and the Company is well positioned to grow from this expected trend.

Addiction Treatment – The private pay addiction treatment business is not well established in Canada and there are only a handful of competitors that provide these services. Two of the biggest providers are also government hospital licensed facilities, that do both OHIP insured services and privately paid services. Most hospitals have a mental health unit that can handle detoxification, but do not provide addiction treatment programs. There is only one large competitor that is very similar to GreeneStone Muskoka and they are on the west coast of Canada. There are hundreds of private paid facilities in the United States and they would be the major competitor for those with the highest ability to pay for service. Service in the United States that offer the same level of treatment that is offered by the Company is generally 50% to 100% more expensive. We believe that travel to the United States by those with potential travel restrictions as well as a higher cost will eliminate many U.S. facilities as competition.

Environmental Regulations

The Company is not currently subject to any pending administrative or judicial enforcement proceedings arising under environmental laws or regulations. Environmental laws and regulations may be adopted in the future which may have an impact upon the Company’s operations.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Greenestone Executive Offices and Endoscopy Unit

The Company’s executive offices are located at 5734 Yonge Street, Suite 300, Toronto, Ontario, Canada M2M 4E7. The space is approximately 8,000 sq. ft. and takes up the entire third floor of the building (the “Yonge Street Facility”). This facility is leased by 1816191 and the primary activity at this facility is endoscopy procedures. The lease expires on July 31, 2013. The executive offices and employees of the Greenestone Muskoka subsidiary also work from this facility.

Greenestone Muskoka Treatment Facility

The Bala Facility is in Bala, Ontario at 3571 Highway 169. The property is 43 acres in size and contains approximately 48,000 square feet of buildings. The property is leased from Cranberry and the term of the lease is for five years with renewal options at the end of the first and second years of the five year term. The lease is a net lease and the Company has a non-disturbance agreement from the mortgage lenders on the property for the whole term. Further, the Company has an option to purchase the property at any time during the term of the lease at appraised values with a minimum purchase value of $4.5 million dollars and a maximum purchase value of $8.0 million dollars during the first two years of the term and $10.0 million dollars during the last three years of the term.

Albany Medical Clinic

On January 11, 2011, 1816191 (dba Greenestone Clinic) entered into a lease with Albany Building Corporation, pursuant to which the Company leases an approximate 1,000 sq. ft. space at the Albany Medical Clinic, located at 807 Broadway Avenue in Toronto, Ontario, on Saturdays of each week for the performance of endoscopy procedures. According to the terms of the three-year lease, the Company pays $500 per day of use, such lease payment to increase over the term of the lease.

Toronto Aftercare and Addiction Treatment Program

On March 6, 2012, Greenestone Muskoka entered into a lease with 7640331 Canada Ltd. for space at 39 Hazelton Avenue in Toronto, Ontario, consisting of the first floor of the building which encompasses approximately 2,800 sq. ft. of space. The Company uses these premises for the operation of an aftercare and intensive out-patient addiction treatment program. The lease expires on May 31, 2013 and the monthly lease payment is $10,500.

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “GRST”. The Company was sponsored by the market maker Wilson Davis & Co. from Salt Lake City, Utah, which filed a Form 15c2-11 application with the Financial Industry Regulatory Authority (“FINRA”) for the Company in 2011. This application was approved by FINRA in February 2012, and Wilson Davis & Co. first quoted the stock in March 2012.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period Ending December 31, 2012
Quarter Ended	High $	Low $

March 30	0.95	0.70

June 30	1.41	0.85

September 30	1.71	1.37

December 31	1.83	0.05

Quotations on the OTCBB reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

(b) Holders

The number of record holders of the Company’s common stock as of December 31, 2012, was approximately 141. The Depository Trust and Clearing Corporation held 3,843,166 shares for approximately 260 shareholders as of December 31, 2012.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2012, no securities were authorized for issuance under compensation plans previously approved by security holders.

Recent Sales of Unregistered Securities

The following summaries are the securities transactions during the fiscal year ended December 31, 2012:

On May 31, 2012, the Company issued 2,838,867 shares of the Company’s common stock to Richard Siegal upon conversion of $337,560 worth ($.10 per share) of an outstanding convertible promissory note in the principal amount of $337,560. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On May 31, 2012, the Company issued 1,144,600 shares of the Company’s common stock to Shawn Leon upon conversion of $133,860 worth ($.10 per share) of an outstanding convertible promissory note in the principal amount of $133,860. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On May 31, 2012, the Company issued 970,000 shares of the Company’s common stock to Brian Medjuck upon conversion of $145,500 worth ($.15 per share) of an outstanding convertible promissory note in the principal amount of $145,500. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On May 31, 2012, the Company issued 155,200 shares of the Company’s common stock to Anita Teslak upon conversion of $15,520 worth ($.10 per share) of an outstanding convertible promissory note in the principal amount of $15,520. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On May 31, 2012, the Company issued 87,300 shares of the Company’s common stock to Greenestone Clinic Inc. upon conversion of $8,730 worth ($.10 per share) of an outstanding convertible promissory note in the principal amount of $8,730. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On May 31, 2012, the Company issued 900,000 shares of the Company’s common stock to Garry Scott upon conversion of $9,000 worth ($.01 per share) of an outstanding convertible promissory note in the principal amount of $9,000. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On May 31, 2012, the Company issued 50,000 shares of the Company’s common stock to Davis Family Investments Corp upon conversion of $500 worth ($.01 per share) of an outstanding convertible promissory note in the principal amount of $500. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On May 31, 2012, the Company issued 1,000,000 shares of the Company’s common stock to Joshua Bauman upon conversion of $10,000 worth ($.01 per share) of an outstanding convertible promissory note in the principal amount of $10,000. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On May 31, 2012, the Company issued 100,000 shares of the Company’s common stock to Ernie Bauman upon conversion of $1,000 worth ($.01 per share) of an outstanding convertible promissory note in the principal amount of $1,000. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On May 31, 2012, the Company issued 1,000,000 shares of the Company’s common stock to Harold Barting upon conversion of $10,000 worth ($.01 per share) of an outstanding convertible promissory note in the principal amount of $10,000. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On May 31, 2012, the Company issued 1,000,000 shares of the Company’s common stock to Silverwood Energy Ltd. upon conversion of $10,000 worth ($.01 per share) of an outstanding convertible promissory note in the principal amount of $10,000. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On May 31, 2012, the Company issued 1,000,000 shares of the Company’s common stock to Majenta Energy Ltd. upon conversion of $10,000 worth ($.01 per share) of an outstanding convertible promissory note in the principal amount of $10,000. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On November 11, 2012, the Company issued 250,900 shares of the Company’s common stock to RTW Capital Corporation upon conversion of $25,090 worth ($.10 per share) of an outstanding convertible promissory note in the principal amount of $25,090. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On November 11, 2012, the Company issued 133,333 shares of the Company’s common stock to Michael Perelgut upon conversion of $20,000 worth ($.15 per share) of an outstanding convertible promissory note in the principal amount of $20,000. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On November 11, 2012, the Company issued 254,175 shares of the Company’s common stock to Margot Marshall upon conversion of $25,418 worth ($.10 per share) of an outstanding convertible promissory note in the principal amount of $25,418. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On November 11, 2012, the Company issued 359,590 shares of the Company’s common stock to James Schacter upon conversion of $53,939 worth ($.15 per share) of an outstanding convertible promissory note in the principal amount of $53,939. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On December 1, 2012, the Company issued 100,640 shares of the Company’s common stock to Bram Atlin upon conversion of $10,064 worth ($.10 per share) of an outstanding convertible promissory note in the principal amount of $10,064. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On December 1, 2012, the Company issued 251,600 shares of the Company’s common stock to Beverly Chapin-Hill upon conversion of $25,160 worth ($.10 per share) of an outstanding convertible promissory note in the principal amount of $25,160. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On December 1, 2012, the Company issued 251,600 shares of the Company’s common stock to Ed Blasiak upon conversion of $25,160 worth ($.10 per share) of an outstanding convertible promissory note in the principal amount of $25,160. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On December 1, 2012, the Company issued 503,200 shares of the Company’s common stock to Jay Parekh upon conversion of $50,320 worth ($.10 per share) of an outstanding convertible promissory note in the principal amount of $50,320. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On December 1, 2012, the Company issued 100,640 shares of the Company’s common stock to M Prabkhar Medicine Professional Corp. upon conversion of $10,064 worth ($.10 per share) of an outstanding convertible promissory note in the principal amount of $10,064. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On December 1, 2012, the Company issued 251,600 shares of the Company’s common stock to Sohail Iqbal upon conversion of $25,160 worth ($.10 per share) of an outstanding convertible promissory note in the principal amount of $25,160. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On December 1, 2012, the Company issued 503,200 shares of the Company’s common stock to Solomon Mathelon upon conversion of $50,320 worth ($.10 per share) of an outstanding convertible promissory note in the principal amount of $50,320. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On December 1, 2012, the Company issued 250,000 shares of the Company’s common stock to Dragon Alternative Fund upon conversion of $25,000 worth ($.10 per share) of an outstanding convertible promissory note in the principal amount of $25,000. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On December 1, 2012, the Company issued 100,266 shares of the Company’s common stock to A. Sood upon conversion of $10,627 worth ($.10 per share) of an outstanding convertible promissory note in the principal amount of $10,627. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

Rule 10B-18 Transactions

During the year ended December 31, 2012, there were no repurchases of the Company’s common stock by the Company.

Penny Stock

The U.S. Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This annual report on Form 10-K and other reports filed by Greenestone Healthcare Corp. (“we,” “us,” “our,” or the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the year ended December 31, 2012.

Plan of Operation

During the next twelve months, the Company plans to continue its operations as a provider of addiction and after-care treatment services, as well as a provider of endoscopy and other specialized medical procedures at its various locations. The Company plans to focus on the growth of its existing business units while simultaneously paring costs in operations.

In 2013, the Company plans to aggressively market the current endoscopy segment of the business to family practitioners, as they are a major referral source for the Company’s business. The Company also plans to begin a marketing campaign focused on corporations and insurance companies as referral sources, as well as create an internet-based marketing campaign. Further, the Company plans to add additional specialist offices at the Company’s North York location, as well as an operating room, thereby providing the opportunity to deliver additional services to patients and increase overall revenue.

At the end of 2012, the Company’s endoscopy business segment at the Yonge Street Facility was only operating at approximately 40% of its potential capacity. During 2013, the Company plans to expand the operations at the Yonge Street Facility in order to maximize potential revenues.

The Company believes that it will need a minimum of $2,500,000 to cover its planned operations over the next 12 months. This estimate includes (i) $200,000 for marketing; (ii) $500,000 for leasehold improvements at its new facility; (iii) 1,300,000 for tax obligations; and (iv) $500,000 for general costs at its new facility.

The Company, in an attempt to hire top talent in the addition treatment segment of its business, hired excess employees in the start-up phase in 2012. The Company has already replaced its initial U.S. based clinical team with a permanent Canadian based team, the best of which have been retained as the core of the Company’s current clinical team. We believe that the additional reductions in staffing the Company plans to make to its existing operations in 2013 in order to increase operational efficiency will result in a net reduction in payroll of approximately $1,000,000 in 2013 compared to 2012. These reductions do not factor in any future acquisitions the Company may make in 2013.

In addition to planned staff reductions, the Company plans to reduce rent expenses in 2013. On April 1, 2013, a rent increase to the Bala Property raises the monthly lease payment to $55,000. In 2013, the Company plans to purchase the Bala Property from Cranberry and refinance the existing debt on the Bala Property. The Company believes that the cash cost of the mortgage will be less than $30,000 per month. Additionally, the Company plans to lease new space in Toronto, Ontario, for an inpatient and outpatient treatment center. When this occurs, the Company’s current outpatient facility will be moved to this new location, along with Company’s executive offices, thereby reducing rent by approximately $22,000 per month.

Results of Operations

For the Fiscal Year Ended December 31, 2012, Compared to the Fiscal Year Ended December 31, 2011

Revenue

During the year ended December 31, 2012, revenues increased to $5,540,909 from $1,678,804 during the year ended December 31, 2011, an increase of $3,862,105. This increase is mainly attributable to a steady increase in business volume since the Company began operations. Further, the Company began its current operations in June 2011 and therefore the revenues earned during the year ended December 31, 2011, do not reflect a full year of operation. A large portion of revenue earned was through endoscopy procedures paid for by the Ontario Health Insurance Plan (“OHIP”), a provincially funded health plan backed by the Ontario government. The Company believes that revenue will continue to grow steadily and the Company will become more profitable as most of its costs, such as rent and salaries and wages are relatively fixed, and therefore will reduce as a percentage as business volume grows.

Cost of Revenue

The cost of revenue represents payments made to the doctors for endoscopy procedures performed. These amounts are calculated based on amounts billed to the Ontario Ministry of Health under the Ontario Health Insurance Plan (OHIP). In general, the doctor performing the actual medical procedure will receive approximately 60% of the amount received from OHIP adjusted for amounts deducted received in facility fees.

Gross Profit

During the year ended December 31, 2012, gross profits increased to $4,490,907 from $1,030,031 during the year ended December 31, 2011, an increase of $3,460,876. This increase is mainly attributable to an increase in business volume since the Company began operations. Further, the Company began its current operations in June 2011 and therefore gross profits earned during the year ended December 31, 2011, do not reflect a full year of operation.

Operating Expenses

Operating expenses for the year ended December 31, 2012, were $5,975,260, compared to $3,748,098 for the year ended December 31, 2011, an increase of $2,227,162. This increase in expenses is mainly attributable to increased operations. General and administrative expenses for the year ended December 31, 2012, primarily consisted of salaries and wages to medical support staff of $3,410,659; rent payments of $847,558; management fees of $179,924; and general and administrative expenses of $546,563.

Net Loss

During the year ended December 31, 2012, the net loss decreased to $1,553,797 from $2,462,288 during the year ended December 31, 2011, a decrease of $908,491. This reduction is attributable to the steady increase in revenues and will become more profitable as revenues continue to grow as the company can take advantage of economies of scale as most of its costs rent salaries and wages are relatively fixed. In addition the company will no longer be incurring certain cost that were considered one time start-up costs.

Liquidity and Capital Resources

The following table summarizes working capital at December 31, 2012, compared to December 31, 2011.

	December 31, 2012	December 31, 2011	Increase/ (Decrease)

Current Assets	$1,124,993	$930,916	$194,077

Current Liabilities	$4,561,748	$3,876,865	$684,883

Working Capital (Deficit)	$(4,015,405)	$(3,587,001)	$(428,404)

Over the next twelve months we believe that our existing capital combined with our anticipated cash flow from operations will be sufficient to sustain our current operations. It is anticipated that we will need to sell additional equity and/or debt securities in the event we locate potential mergers and/or acquisitions and will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as high and remains unchanged from the prior year.

Accounts receivable at December 31, 2012 and December 31, 2011, was $380,043 and $188,423, respectively, representing an increase of $191,620. The Company is economically dependent on and earns a significant portion of revenues from the Ontario Ministry of Health for its ability to carry out its normal activities. These revenues account for approximately 35% of the Company’s consolidated sales in the twelve month period ending December 31, 2012.

Critical Accounting Policies

The accounting policies of the Company are in accordance with U.S. GAAP applied on a basis consistent with that of the preceding year. Outlined below are those policies considered particularly significant.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its two subsidiaries, as described in note 1. All inter-company transactions and balances have been eliminated on consolidation.

The Company’s subsidiaries functional currency is the Canadian dollar (CAD), while the Company’s reporting currency is the U.S. dollar (USD). All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Translation” as follows:

(i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

(ii)	Equity at historical rates; and

(iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

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

Revenue Recognition

The Company recognizes revenue from the rendering of services when they are earned; specifically when all the following conditions are met:

•	the significant risks and rewards of ownership are transferred to customers and the Company retains neither continuing involvement nor effective control;

•	there is clear evidence that an arrangement exists;

•	the amount of revenue and related costs can be measured reliably; and

•	it is probable that the economic benefits associated with the transaction will flow to the Company.

In particular, the Company recognizes:

•	Fees for gastrointestinal clinical services, out-patient counseling, coaching, intervention, psychological assessments and other related services when patients receive the service; and

•	Fees for in-patient addiction treatments proportionately over the term of the patient’s treatment.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the recognition, measurement and disclosure of amounts reported in the financial statements and accompanying notes. The reported amounts, including depreciation, allowance for doubtful accounts, inventory, furniture and equipment additions, accounts payable and accrued liabilities, deferred revenue and note disclosures are determined using management’s best estimates based on assumptions that reflect the most probable set of economic conditions and planned courses of action. Actual results will differ from such estimates.

Non-Monetary Transactions

The Company’s policy is to measure an asset exchanged or transferred in a non-monetary transaction at the more reliable measurement of the fair value of the asset given up and the fair value of the asset received, unless:

(i)	The transaction lacks commercial substance;

(ii)	The transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange;

(iii)	Neither the fair value of the asset received nor the fair value of the asset given up is reliably measurable; or

(iv)	The transaction is a non-monetary non-reciprocal transfer to owners that represents a spin-off or other form of restructuring or liquidation.

Cash

The Company’s policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition.

Accounts Receivable

The Company’s policy is to disclose accounts receivable net of a reserve for doubtful accounts.

Inventory

Inventory is valued at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method.

Financial Instruments

The Company initially measures its financial assets and liabilities at fair value, except for certain non-arm’s length transactions. The Company subsequently measures all its financial assets and financial liabilities at amortized cost.

Financial assets measured at amortized cost include accounts receivable. Financial liabilities measured at amortized cost include bank indebtedness, accounts payable and accrued liabilities, harmonized sales tax payable, withholding taxes payable, convertible notes payable, loan payable and due to related party.

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

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;

•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 – Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have assets or liabilities measured at fair value on a recurring basis at December 31, 2012, and December 31, 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the twelve month period ended December 31, 2012 and December 31, 2011.

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

Income Taxes

The Company uses the future income tax method to account for income taxes. Under this method, future income tax assets and liabilities are determined based on the difference between the carrying value and the tax basis of the assets and liabilities. Any change in the net amount of future income tax assets and liabilities is included in income. Future income tax assets and liabilities are determined based on enacted or substantively enacted tax rates and laws which are expected to apply to the Company’s taxable income for the periods in which the assets and liabilities will be recovered. Future income tax assets are recognized when it is more likely than not that they will be realized.

Earnings per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share was the same, at the reporting dates, as there were no common share equivalents outstanding.

Share Based Expenses

ASC 718 “Compensation - Stock Compensation” codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights that may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity - Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Recent Accounting Pronouncements

In December 2011 the Financial Accounting Standards Board “FASB” issued new guidance on the disclosures about offsetting assets and liabilities. The new guidance enhances disclosures required by US GAAP by requiring improved information about financial instruments and derivative instruments. The new guidance is to be adopted for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The new guidance is to be retrospectively applied for all comparative periods presented. The Company does not expect adoption of the new guidance to have a material impact on the consolidated interim and annual financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

GREENESTONE HEALTHCARE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Stated in U.S. $)

GREENESTONE HEALTHCARE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Stated in U.S. $)

GREENESTONE HEALTHCARE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Stated in U.S. $)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

GreeneStone Healthcare Corporation

We have audited the accompanying consolidated balance sheet of GreeneStone Healthcare Corporation as of December 31, 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statement referred to above presents fairly, in all material respects, the consolidated financial position of GreeneStone Healthcare Corporation as of December 31, 2012, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

“Jarvis Ryan Associates”

Mississauga, Ontario, Canada

March 19, 2013

CHARTERED ACCOUNTANTS

LICENSED PUBLIC ACCOUNTANTS

GREENESTONE HEALTHCARE CORPORATION

CONSOLIDATED BALANCE SHEET

AS AT DECEMBER 31, 2012

(Stated in U.S. $)

	December 31, 2012	December 31, 2011

ASSETS
CURRENT
Accounts receivable (note 6)	$380,043	$188,423
Harmonized sales tax receivable	—	5,933
Prepaid expenses	111,214	83,724
Inventory	16,169	11,784
	507,426	289,864
FIXED ASSETS (note 7, 9)	617,567	641,052

	$1,124,993	$930,916
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT
Bank indebtedness	$70,803	$28,281
Accounts payable and accrued liabilities	863,858	632,497
Harmonized sales tax payable	313,295	—
Withholding taxes payable	1,039,756	270,118
Deferred revenue	215,793	116,692
Convertible notes payable (note 8)	1,820,713	2,498,975
Current portion of loan payable (note 9)	8,129	—
Due to related party (note 10)	190,484	330,302
	4,522,831	3,876,865
LOAN PAYABLE (note 9)	38,917	—
	4,561,748	3,876,865
STOCKHOLDERS’ DEFICIT
Common shares; $0.01 par value, 100,000,000 shares authorized; 27,234,279 shares issued and
outstanding (note 11)	272,343	135,216
Additional paid-in capital	6,642,530	5,716,666
Accumulated other comprehensive loss	(47,726)	21,718
Accumulated deficit	(10,303,902)	(8,819,549)
	(3,436,755)	(2,945,949)

	$1,124,993	$930,916
COMMITMENTS (note 12)

See accompanying notes to the consolidated financial statements

Subject to Report of Independent Registered Public Accounting Firm dated March 19, 2013

GREENESTONE HEALTHCARE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2012

(Stated in U.S. $)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance, December 31, 2010	5,021,764	$50,218	$5,631,664	$(12,855)	$(6,322,688)	$(653,661)
Common shares issued for convertible note	8,500,000	85,000	85,000	—	—	170,000
Adjustments	(196)	(2)	2	—	—	—
Foreign currency translation	—	—	—	34,573	—	34,573
Net loss	—	—	—	—	(2,496,861)	(2,496,861)
Balance, December 31, 2011	13,521,568	$135,216	$5,716,666	$21,718	$(8,819,549)	$(2,945,949)

Balance, December 31, 2011	13,521,568	$135,216	$5,716,666	$21,718	$(8,819,549)	$(2,945,949)
Common shares issued for convertible note (note 11)	13,712,711	137,127	925,864	—	—	1,062,991
Foreign currency translation	—	—	—	(69,444)	—	(69,444)
Net loss	—	—	—	—	(1,484,353)	(1,484,353)
Balance, December 31, 2012	27,234,279	$272,343	$6,642,530	$(47,726)	$(10,303,902)	$(3,436,755)

See accompanying notes to the consolidated financial statements

Subject to Report of Independent Registered Public Accounting Firm dated March 19, 2013

GREENESTONE HEALTHCARE CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012

(Stated in U.S. $)

	December 31, 2012	December 31, 2011
REVENUES	$5,540,909	$1,678,804
COST OF SERVICES PROVIDED	1,050,002	648,773
GROSS PROFIT	4,490,907	1,030,031

OPERATING EXPENSES
Continuing education	25,739	7,049
Depreciation	223,984	129,766
General and administrative	546,563	510,147
Interest and fees	214,207	26,568
Management fees (note 10)	179,924	461,895
Meals and entertainment	3,385	1,462
Medical supplies	132,253	81,139
Professional fees	128,578	434,804
Rent (note 10)	847,558	465,035
Salaries and wages	3,410,659	1,532,678
Subcontract fees	42,890	9,386
Supplies	181,590	72,076
Travel	37,930	16,093
	5,975,260	3,748,098

	(1,484,353)	(2,718,067)
OTHER INCOME Rental income	—	221,206
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,484,353)	$(2,496,861)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(69,444)	34,573

TOTAL COMPREHENSIVE LOSS	$(1,553,797)	$(2,462,288)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.34)
WEIGHTED AVERAGE SHARES OUTSTANDING	19,453,717	7,443,626

See accompanying notes to the consolidated financial statements

Subject to Report of Independent Registered Public Accounting Firm dated March 19, 2013

GREENESTONE HEALTHCARE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

FOR THE YEAR ENDED DECEMBER 31, 2012

(Stated in U.S. $)

	December 31, 2012	December 31, 2011
OPERATING ACTIVITIES
Net loss	$(1,484,353)	$(2,496,861)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	223,984	129,766
	(1,260,369)	(2,367,095)
Changes in operating assets and liabilities
Accounts receivable	(191,620)	(147,516)
Harmonized sales tax	319,228	(5,933)
Prepaid expenses	(27,490)	(31,288)
Inventory	(4,385)	(819)
Accounts payable and accrued liabilities	231,361	333,967
Withholding taxes payable	769,638	270,118
Deferred revenue	99,101	116,692
	(64,536)	(1,831,874)
INVESTING ACTIVITIES
Purchase of fixed assets	(200,499)	(428,122)
FINANCING ACTIVITIES
Proceeds from bank indebtedness	42,522	28,266
Repayment of convertible notes payable	(678,262)	2,053,374
Proceeds of loan payable	47,046	—
Repayment of related party notes	(139,818)	(74,593)
Proceeds from issuance of common shares	137,127	84,998
Proceeds from additional paid-in capital	925,864	85,002
	334,479	2,177,047
Effect of exchange rate on cash	(69,444)	34,573
DECREASE IN CASH	—	(48,376)
CASH, beginning of year		48,376
CASH, end of year	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and fees	$214,207	$26,568
Cash paid for income taxes	$—	$—

See accompanying notes to the consolidated financial statements

Subject to Report of Independent Registered Public Accounting Firm dated March 19, 2013

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Stated in U.S. $)

1.	Nature of business

GreeneStone Healthcare Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective May 2012, the Company changed its corporate name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation. As at December 31, 2012, the Company owns 100% of the outstanding shares of each of 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc., both of which were incorporated in 2010 under the laws of the Province of Ontario, Canada. 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc. provide medical services to various patients in clinics located in two regions in Ontario, Canada; the city of Toronto and the regional municipality of Muskoka. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP").

2.	Going concern

The Company’s consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at December 31, 2012, the Company has a working capital deficiency of $4,015,405 (2011: $3,587,001) and accumulated deficit of $10,303,902
(2011: $8,819,549). Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and, or debt financing in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

3.	Significant accounting policies

The accounting policies of the Company are in accordance with US GAAP applied on a basis consistent with that of the preceding year. Outlined below are those policies considered particularly significant.

Principals of consolidation

The accompanying consolidated financial statements include the accounts of the Company, its two subsidiaries, as noted in note 1. All inter-company transactions and balances have been eliminated on consolidation.

The Company’s subsidiaries functional currency is the Canadian dollar (CAD), while the Company’s reporting currency is the US dollar (USD). All transactions initiated in Canadian dollars are translated into US dollars in accordance with ASC 830, "Foreign Currency Translation" as follows:

(i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
(ii)	Equity at historical rates.
(iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

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

Subject to Report of Independent Registered Public Accounting Firm dated March 19, 2013

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Stated in U.S. $)

3.	Significant accounting policies (cont’d)

Revenue recognition

The Company recognizes revenue from the rendering of services when they are earned; specifically when all the following conditions are met:

•	the significant risks and rewards of ownership are transferred to customers and the Company retains neither continuing involvement nor effective control;
•	there is clear evidence that an arrangement exists;
•	the amount of revenue and related costs can be measured reliably; and
•	it is probable that the economic benefits associated with the transaction will flow to the Company.

In particular, the Company recognizes:

•	Fees for gastrointestinal clinical services, out-patient counseling, coaching, intervention, psychological assessments and other related services when patients receive the service; and
•	Fees for in-patient addiction treatments proportionately over the term of the patient’s treatment.

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

Use of estimates

The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the recognition, measurement and disclosure of amounts reported in the financial statements and accompanying notes. The reported amounts, including depreciation, allowance for doubtful accounts, inventory, furniture and equipment additions, accounts payable and accrued liabilities, deferred revenue and note disclosures are determined using management's best estimates based on assumptions that reflect the most probable set of economic conditions and planned courses of action. Actual results will differ from such estimates.

Non-monetary transactions

The Company’s policy is to measure an asset exchanged or transferred in a non-monetary transaction at the more reliable measurement of the fair value of the asset given up and the fair value of the asset received, unless:

(i)	The transaction lacks commercial substance;
(ii)	The transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange;
(iii)	Neither the fair value of the asset received nor the fair value of the asset given up is reliably measurable; or
(iv)	The transaction is a non-monetary non-reciprocal transfer to owners that represents a spin-off or other form of restructuring or liquidation.

Cash

The Company's policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition.

Subject to Report of Independent Registered Public Accounting Firm dated March 19, 2013

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Stated in U.S. $)

3.	Significant accounting policies (cont’d)

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

Financial assets measured at amortized cost include accounts receivable. Financial liabilities measured at amortized cost include bank indebtedness, accounts payable and accrued liabilities, harmonized sales tax payable, withholding taxes payable, convertible notes payable, loan payable and due to related party.

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

The Company does not have assets or liabilities measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the twelve month period ended December 31, 2012 and December 31, 2011.

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

Subject to Report of Independent Registered Public Accounting Firm dated March 19, 2013

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Stated in U.S. $)

3.	Significant accounting policies (cont’d)

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

Earnings per share information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share was the same, at the reporting dates, as there were no common share equivalents outstanding.

Share based expenses

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights that may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

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

4.	Recently issued accounting pronouncements

In December 2011 the Financial Accounting Standards Board “FASB” issued new guidance on the disclosures about offsetting assets and liabilities. The new guidance enhances disclosures required by US GAAP by requiring improved information about financial instruments and derivative instruments. The new guidance is to be adopted for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The new guidance is to be retrospectively applied for all comparative periods presented. The Company does not expect adoption of the new guidance to have a material impact on the consolidated interim and annual financial statements.

Subject to Report of Independent Registered Public Accounting Firm dated March 19, 2013

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Stated in U.S. $)

5.	Financial instruments

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company's risk exposure and concentrations at the balance sheet date, December 31, 2012:

(a)	Credit risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Financial instruments that subject the Company to credit risk consist primarily of bank indebtedness and accounts receivable.

In the opinion of management, credit risk associated with bank indebtedness of $70,803 (2011: $28,281) is assessed as low and unchanged from the prior year. The Company ensures that financial assets and liabilities are placed with financial institutions with high credit ratings in order to mitigate the risk.

With respect to accounts receivable of $380,043 (2011: $188,423), the Company receives most of its revenues in 1816191 Ontario Inc. from the Ontario Ministry of Health and Long-Term Care, a provincially regulated program. (Note 6) The Company performs frequent reviews of billing reports submitted to the Ontario Ministry of Health and Long-Term Care, to ensure accuracy and filing on a timely basis. Allowances are provided for potential losses that have been incurred at the balance sheet date.

Credit risk associated with accounts receivable of Greenestone Clinic Muskoka Inc. is mitigated due to balances from many customers, as well as through credit checks and frequent reviews of receivables to ensure timely collection.

In the opinion of management, credit risk is assessed as low, not material and remains unchanged from the prior year.

(b)	Liquidity risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $4,015,405 (2011: $3,587,001) and accumulated deficit of $10,303,902 (2011: $8,819,549). As disclosed in note 2, the Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high and remains unchanged from the prior year.

(c)	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

i.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its bank indebtedness of $70,803 (2011: $28,281). This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

Subject to Report of Independent Registered Public Accounting Firm dated March 19, 2013

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Stated in U.S. $)

5.	Financial instruments (cont’d)

ii.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as its subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. All of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at December 31, 2012, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $10,000 increase or decrease in the Company’s after-tax net earnings, respectively. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

6.	Accounts receivable

The consolidated accounts receivable balance consists primarily of amounts due from the following parties.

	December 31, 2012	December 31, 2011
The Ontario Ministry of Health	$181,129	$173,242
Treatment program	115,914	15,181
Outpatient services	59,683	—
Other accounts receivable	23,317	—
	$380,043	$188,423

The Company is economically dependent on and earns a significant portion of revenues from the Ontario Ministry of Health for its ability to carry out its normal activities. These revenues account for 35% of the Company’s consolidated sales in the twelve month period ending December 31, 2012 (2011: 70%).

7.	Fixed assets

			Net Book Value
	Opening Cost	Accumulated Amortization	December 31, 2012	December 31, 2011
Computer equipment	$22,667	$6,065	$16,602	$11,910
Computer software	27,701	23,605	4,096	14,315
Furniture and equipment	416,518	152,042	264,476	322,282
Medical equipment	368,802	163,105	205,697	231,192
Vehicles	49,967	7,495	42,472	—
Leasehold improvements	142,047	57,823	84,224	61,353
	$1,027,702	$410,135	$617,567	$641,052

Subject to Report of Independent Registered Public Accounting Firm dated March 19, 2013

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Stated in U.S. $)

8.	Convertible notes payable

The notes are convertible at the option of the holder up to the maturity date; any convertible debentures still outstanding as at their maturity date will automatically convert into common shares of the Company. Accordingly, these convertible notes payable are considered current liabilities by nature. The Company has adequate common shares in its treasury to cover the conversions if all notes are exercised.

The Company has the following convertible notes outstanding.

Note	Amount	Issuance Date	Conversion Price in USD	Number of Shares	Effect on Dilution	Maturity Date

1	$48,245	January 31, 2011	$0.10	482,448	1.90%	January 31, 2013
2	25,128	March 30, 2011	$0.15	167,517	0.67%	March 30, 2013
3	50,000	March 30, 2011	$0.15	333,333	1.32%	March 30, 2013
4	15,000	March 30, 2011	$0.15	100,000	0.40%	March 30, 2013
5	30,153	March 30, 2011	$0.15	201,020	0.80%	March 30, 2013
6	10,051	March 31, 2011	$0.15	67,007	0.27%	March 31, 2013
7	10,051	March 31, 2011	$0.15	67,007	0.27%	March 31, 2013
8	10,051	March 31, 2011	$0.15	67,007	0.27%	March 31, 2013
9	100,510	March 31, 2011	$0.15	670,067	2.62%	March 31, 2013
10	50,255	March 31, 2011	$0.15	335,033	1.33%	March 31, 2013
11	30,153	March 31, 2011	$0.15	201,020	0.80%	March 31, 2013
12	5,026	March 31, 2011	$0.15	33,503	0.13%	March 31, 2013
13	6,031	June 15, 2011	$0.10	60,306	0.24%	June 15, 2013
14	8,041	June 15, 2011	$0.10	80,408	0.32%	June 15, 2013
15	4,020	June 15, 2011	$0.10	40,204	0.16%	June 15, 2013
16	201,020	June 24, 2011	$0.15	1,340,133	5.10%	June 24, 2013
17	30,153	June 30, 2011	$0.15	201,020	0.80%	June 30, 2013
18	16,082	June 30, 2011	$0.15	107,211	0.43%	June 30, 2013
19	70,357	June 30, 2011	$0.15	469,047	1.85%	June 30, 2013
20	14,574	June 30, 2011	$0.15	97,160	0.39%	June 30, 2013
21	50,255	June 30, 2011	$0.15	335,033	1.33%	June 30, 2013
22	145,740	June 30, 2011	$0.15	971,597	3.75%	June 30, 2013
23	5,026	July 30, 2011	$0.15	33,503	0.13%	July 30, 2013
24	5,026	July 30, 2011	$0.15	33,503	0.13%	July 30, 2013
25	5,026	July 30, 2011	$0.15	33,503	0.13%	July 30, 2013
26	10,000	July 30, 2011	$0.15	66,667	0.27%	July 30, 2013
27	10,051	July 30, 2011	$0.15	67,007	0.27%	July 30, 2013
28	9,046	July 30, 2011	$0.15	60,306	0.24%	July 30, 2013
29	2,261	July 30, 2011	$0.15	15,077	0.06%	July 30, 2013

*The actual number of shares issued if converted will vary depending on the exchange rate at time of conversion.

Subject to Report of Independent Registered Public Accounting Firm dated March 19, 2013

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Stated in U.S. $)

8.	Convertible notes payable (cont’d)

Note	Amount	Issuance Date	Conversion Price in USD	Number of Shares	Effect on Dilution	Maturity Date
30	50,255	October 26, 2011	$0.10	502,550	1.98%	October 26, 2013
31	100,510	October 31, 2011	$0.15	670,067	2.62%	October 31, 2013
32	70,357	November 24, 2011	$0.15	469,047	1.85%	November 24, 2013
33	15,077	November 30, 2011	$0.15	100,510	0.40%	November 30, 2013
34	15,077	November 30, 2011	$0.15	100,510	0.40%	November 30, 2013
35	23,720	November 30, 2011	$0.15	158,136	0.63%	November 30, 2013
36	25,160	December 31, 2011	$0.15	167,733	0.67%	December 31, 2013
37	20,102	December 31, 2011	$0.15	134,013	0.53%	December 31, 2013
38	10,051	December 31, 2011	$0.15	67,007	0.27%	December 31, 2013
39	22,615	December 31, 2011	$0.15	150,765	0.60%	December 31, 2013
40	45,230	December 31, 2011	$0.15	301,530	1.19%	December 31, 2013
41	50,255	December 31, 2011	$0.15	335,033	1.33%	December 31, 2013
42	20,102	December 31, 2011	$0.15	134,013	0.53%	December 31, 2013
43	15,077	December 31, 2011	$0.15	100,510	0.40%	December 31, 2013
44	50,000	January 15, 2012	$0.20	250,000	0.99%	January 15, 2014
45	10,051	January 24, 2012	$0.20	50,255	0.20%	January 24, 2014
46	7,538	January 26, 2012	$0.20	37,691	0.15%	January 26, 2014
47	30,153	January 31, 2012	$0.20	150,765	0.60%	January 31, 2014
48	10,051	February 10, 2012	$0.20	50,255	0.20%	February 10, 2014
59	100,510	March 4, 2012	$0.20	502,550	1.98%	March 4, 2014
50	100,510	April 18, 2012	$0.45	223,356	0.89%	April 18, 2014
51	50,255	May 31, 2012	$1.00	50,255	0.20%	May 31, 2014
	$1,820,713			11,945,746

*The actual number of shares issued if converted will vary depending on the exchange rate at time of conversion.

During the year ended December 31, 2011, the Company issued 8,500,000 common shares from convertible notes payable at a conversion rate of $0.02 per share.

During the year ended December 31, 2012, the Company issued 5,050,000 common shares from convertible notes payable at a conversion rate of $0.01 per share.

On December 1, 2012 convertible debentures totaling $231,875 had matured and were to be converted to restricted shares. This is dependent on a Directors Resolution being issued by the Company. As of December 31, 2012 a Directors Resolution had not been formally issued and was issued subsequent to year end. Since the convertible debentures include an automatic conversion on maturity feature, and to accurately reflect the maturity of the debt and conversion to shares as of December 1, 2012, the financial information presented in these statements has treated the debt of $231,875 as matured and converted into restricted shares totaling 2,318,746.

Subject to Report of Independent Registered Public Accounting Firm dated March 19, 2013

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Stated in U.S. $)

9.	Loan payable

The Company has an automobile loan payable bearing interested at 4.49% with blended monthly payments of $835 that matures March 2018. The loan is secured by the vehicle with a net book value as at December 31, 2012 of $42,472. Estimated principal and interest re-payments to December 31st are as follows:

2013	$8,129
2014	8,502
2015	8,891
2016	9,299
2017	9,725
Thereafter	2,500
$47,046

10.	Related party transactions

The balance due to related party as at December 31, 2012 and December 31, 2011 is to Greenestone Clinic Inc. The Company is related to Greenestone Clinic Inc. since it is controlled by one of the Company’s directors. The balance owing is non-interest bearing, not secured and has no specified terms of repayment.

The Company had management fees totaling $179,924 during the twelve month period ended December 31, 2012 (2011: $178,032) to the director for services which are included in management fees.

The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. at market terms. During the twelve month period ended December 31, 2012, the Company had rent expense of $431,827 (2011: $201,770) to Cranberry Cove Holdings Inc. Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder being a director of the Company.

All related party transactions occur in the normal course of operations and are measured at the exchange amount, as agreed upon by the related parties.

11.	Stockholders’ deficit

Common shares

On June 30, 2012, the Company filed a Certificate of Amendment with the Colorado Secretary of State to increase the aggregate number of shares which the Company has authority to issue to one hundred million (100,000,000) common shares, issued at $0.01 par value per share from 50,000,000 common shares with par value at $0.01. The amendment was approved by the Colorado Secretary of State in May 2012.

Issued common shares

The Company has a total of 27,234,279 issued and outstanding common shares as at December 31, 2012. In the prior year, December 31, 2011, the Company issued 13,521,568 of common shares at $0.01 per share. Of the issued common shares, $1,062,831 notes were converted into 7,187,711 restricted common shares and 6,525,000 unrestricted common shares.

Subject to Report of Independent Registered Public Accounting Firm dated March 19, 2013

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Stated in U.S. $)

11.	Stockholders’ deficit (cont’d)

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period. The weighted-average number of common shares outstanding during each year is used to compute basic loss per share.  Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares that will be exercised. Basic net loss per common share is based on the weighted average number of shares of common shares outstanding during the twelve month period ended December 31, 2012 and December 31, 2011.

12.	Commitments

The Company is committed under three non-cancellable operating lease agreements for rental of premises. The rental of premise agreement for the subsidiary, 1816191 Ontario Inc. expires July 2013 and the premise agreements for the subsidiary, Greenestone Clinic Muskoka Inc. expire May 2013, July 2013 and March 2016 (note 10).

Future minimum annual payment requirements are as follows:

2013	$841,269
2014	663,366
2015	663,366
2016	165,842
$2,333,843

13.	Income taxes

Current or future U.S. federal income tax provision or benefits have not been provided for any of the periods presented because the Company has experienced operating losses since inception. Under ASC 740 “Income Taxes,” when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. The Company has provided a full valuation allowance on the net future tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that they will not earn income sufficient to realize the future tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve month period ended December 31, 2012 and December 31, 2011, applicable under ASC 740. As a result of the adoption of ASC 740, the Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The components of the Company’s future tax asset as at December 31, 2012, and December 31, 2011 are as follows:

	December 31, 2012	December 31, 2011
Net operating loss carry forward	$10,303,902	$8,819,549
Valuation allowance	(10,303,902)	(8,819,549)
Net future tax asset	$—	$—

Subject to Report of Independent Registered Public Accounting Firm dated March 19, 2013

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Stated in U.S. $)

13.	Income taxes (cont’d)

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	December 31, 2012	December 31, 2011
Tax at statutory rate	$519,529	$873,901
Valuation allowance	(519,529)	(873,901)
Net future tax asset	$—	$—

The Company did not pay any income taxes during the twelve month period ended December 31, 2012 and the year ended December 31, 2011.

The net federal operating loss carry forwards will expire in 2023 through 2032. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

14.	Management of capital

The Company’s objectives of capital management are to safeguard its ability to support the Company’s normal operating requirements on an ongoing basis. The Company defines capital as the total of its total assets less total liabilities.

The Company manages its capital structure and makes adjustments in light of changes in its economic environment and the risk characteristics of the Company’s assets. To effectively manage the Company’s capital requirements, the Company has in place a planning, budgeting and forecasting process to help determine the funds required to ensure the Company has the appropriate liquidity to meet its operating and growth objectives. The Company is dependent upon the raising of additional capital through placement of common shares, and, or debt financing to support its normal operating requirements. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. As at December 31, 2012 and December 31, 2011, there was no externally imposed capital requirement to which the Company is subject and with which the Company has not complied.

15.	Asset retirement obligations

As at December 31, 2012 and December 31, 2011, the Company has no legal obligations associated with the retirement of its tangible long-lived assets that it is required to settle.

16.	Segmented information

The Company has two reportable segments: gastrointestinal clinical services and addiction and rehabilitation treatments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 3). The Company evaluates performance based on profit or loss from operations before income taxes not including non-recurring gains and losses and foreign exchange gains and losses. The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each business requires different technology, specialists and marketing strategies.

Subject to Report of Independent Registered Public Accounting Firm dated March 19, 2013

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Stated in U.S. $)

16.	Segmented information (cont’d)

2012 Segment Results	Gastrointestinal Clinical Services	Addiction and Rehabilitation Treatments	Other Segments	Total
Revenues from external customers	$1,874,105	$3,666,804	$—	$5,540,909
Interest and fees expense	16,380	197,831	—	214,207
Depreciation of fixed assets	87,226	136,762	—	223,984
Segment loss	(154,990)	(1,356,723)	27,360	(1,484,353)
Segment assets	531,662	593,331	—	1,124,993

2011 Segment Results	Gastrointestinal Clinical Services	Addiction and Rehabilitation Treatments	Other Segments	Total
Revenues from external customers	$1,160,284	$518,520	$—	$1,678,804
Interest and fees expense	13,674	12,894	—	26,568
Depreciation of fixed assets	98,888	30,878	—	129,766
Segment loss	(2,192,838)	(309,025)	5,002	(2,496,861)
Segment assets	561,545	369,369	—	930,916

17.	Subsequent events

Application to stock exchange

The Company is in the process of applying to the New York Stock Exchange (“NYSE”) which would allow the Company to be listed on the NYSE-Amex exchange. The Company believes being listed on the NYSE will allow it to attract the capital needed to support its operations.

Clinic expansion

The Company is seeking to significantly increase its capacity at its in-patient treatment facility from 36 beds to 200 beds over the next twenty four months.

Amendments to Articles of Incorporation

The Company resolved that, subject to shareholder approval, the Company’s officers shall file a Certificate of Amendment to the Company’s Articles of Incorporation with the Colorado Secretary of State, increasing the aggregate number of shares it is allowed to issue to five hundred million (500,000,000) common shares with a $0.01 par value, from one hundred million (100,000,000) common shares with a $0.01 par value.

The Company also resolved, subject to shareholder approval, the Company’s officers shall file a Certificate of Amendment to the Company’s Articles of Incorporation with the Colorado Secretary of State to authorize the Company’s issuance of up to 10,000,000 preferred shares, convertible to common shares at a 1 to 10 ratio at the board’s discretion.

Awarded Ontario Police Force contract

The Company was awarded an exclusive contract to provide treatment services for a major regional Ontario Police Force with regards to post traumatic stress disorder. The Company plans to open a second facility in order to service this contact.

Surgical Suite

The Company has decided to move forward with a multi-year lease extension at its North York facility which will allow the company to make the investment to expand into providing surgical procedures such as gastric banding and non-related procedures such as plastic surgery.

Subject to Report of Independent Registered Public Accounting Firm dated March 19, 2013

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Stated in U.S. $)

18.	Comparative figures

The presentation of certain amounts on the financial statements for the previous year has been changed to conform with the financial statement presentation adopted for 2012. The net loss for the previous year is not affected by this reclassification.

Subject to Report of Independent Registered Public Accounting Firm dated March 19, 2013

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No events requiring disclosure under Item 307 and 308 of Regulation S-K occurred during the fiscal year ended December 31, 2012.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below.

(b) Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2012, and identified the following material weaknesses:

  There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the U.S. Securities and Exchange Commission;

  There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

  There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The Company will continue its assessment on a quarterly basis and as soon as we start operations we plan to hire personnel and resources to address these material weaknesses. We believe these issues can be solved with hiring in-house accounting support and plan to do so as soon as we have funds available for this. There has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission. The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names and ages of the members of the Company’s Board of Directors (the “Board”) and executive officers, and the positions held by each:

Name	Age	Position	Dir./Off. Since

Shawn E. Leon	53	Chief Executive Officer, President, Director	November 2010 (1)

Dr. Luke Fazio	36	Director	May 2010

Michael Howlett	66	Director	April 2011

Ken Lorimer	57	Chief Financial Officer	March 2013

(1)	Mr. Leon was elected as a director and appointed as the president in November 2010 and subsequently as the Company’s Chief Executive Officer in April 2011.

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Shawn E. Leon, age 53, Chief Executive Officer, President, Director

Shawn E. Leon has been an officer and director of the Company since November 2010 and served as the President of the Company’s subsidiaries at all times. In April 2011, Mr. Leon as appointed as the Company’s Chief Executive Officer. Prior to joining the Company, Mr. Leon held the role of President of Greenestone Clinic Inc., Leon Developments Ltd, Port Carling Inn Developments Ltd., 1871 at the Locks Developments Ltd. and JLeon Developments Ltd. since 2008, 2008, 2008, 2008 and 2006 respectively. Mr. Leon graduated with Honors in Business Administration, Wilfrid Laurier University in 1982. Mr. Leon was elected to the Board because of his prior management experience.

Dr. Luke Fazio, age 36, Director

Dr. Luke Fazio, MD, CM, FRCSC has been a member of the Company’s Board since May 2010. Dr. Fazio completed his medical school training at McGill University in Montreal in 1999. He performed his training in Urology at the University of Western Ontario and became a fellow of the Royal College of Surgeons of Canada in 2004. Dr. Fazio went on to a fellowship in endourology and minimally-invasive surgery at St. Michael’s Hospital in Toronto in association with the University of Toronto. Dr. Fazio has been on staff as an attending urologist at Kingston General Hospital in association with Queen’s University. Dr. Fazio is currently on staff at Humber River Hospital in Toronto, practicing general urology with a special interest in the management of urinary stones and minimally-invasive surgery. Dr. Fazio was elected to the Board because of his business and medical knowledge.

Michael Howlett, age 66, Director

Michael Howlett has served as a member of the Company’s Board since April 2011. Mr. Howlett brings more than three decades of experience in the private sector. He currently serves as the Chairman and Chief Executive Officer of Carmichael & Holmes Inc., a California based consulting firm specializing in corporate governance and communication and providing these consulting services to clients throughout the United States, Canada, England and Europe. Prior to joining Carmichael, Mr. Howlett served as Chief Executive Officer and Chairman of the Preston Group (“Preston”), an office furniture distributor. In his role at Preston, Mr. Howlett was responsible for strategic planning, operations and mergers and acquisitions. Additionally, Mr. Howlett served as the President and Chief Executive Officer of the Canadian Diabetes Association from September 2003 to April 2008, leading the organization to national and international recognition through its research, education programs and influence in changing public policy. In 2008, Mr. Howlett accepted an invitation from the Canadian Government to direct the two-year launch of the Mental Health Commission (“MHC”). Mr. Howlett developed the financial, strategic and operational framework that would support the MHC’s ten-year mandate to generate awareness and understanding of mental health. Mr. Howlett was added to the Board for his invaluable experience in the Mental Health field.

Ken Lorimer, age 57, Chief Financial Officer

Ken Lorimer was appointed as the Company’s Chief Financial Officer in March 2013. Prior to Mr. Lorimer’s appointment, he served as the Company’s primary accountant from March 2011 to March 2013, where he oversaw all of the Company’s accounting functions. Prior to joining the Company, from January 1994 to February 2011, Mr. Lorimer operated as sole practitioner providing management consulting services to various companies in industries from manufacturing to real estate development. Prior to starting his management consulting practice, from 1984 to 1993, Mr. Lorimer served as the Chief Financial Officer of Terrazzo Mosaic & Tile Company Limited, which was one of the largest commercial finishing trade companies in North America. Mr. Lorimer received his Bachelor of Business Management from Ryerson University in 1979.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). At December 31, 2012, none of the officers, directors or 10% shareholders was in compliance with Section 16(a).

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, at December 31, 2012, none of the officers, directors or 10% shareholders were in compliance with Section 16(a).

Code of Ethics

The Board adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees, including our Chief Executive Officer. A copy of our Code of Ethics is incorporated by reference to an exhibit in our exhibit table. Shareholders may also request a copy of the Code of Ethics from the Company’s headquarters, Attn.: Investor Relations.

Board Meetings and Committees

The Company holds regular Board meetings each quarter. There are no sub committees of the Board. All Directors act on all matters before the Board.

Audit Committee

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

23

•

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

  We do not currently have an audit committee. The Board pre-approves all services provided by our independent auditors. The Company does not believe that not having an audit committee will have any adverse effect on the Company’s financial statements or current operations. The Company’s management will assess whether an audit committee may be necessary in the future.

  Item 11. Executive Compensation.

  Executive Compensation

  The Company’s Chief Executive Officer has received convertible notes for some of his compensation during the Company’s last two fiscal years. There have been no annuity, pension or retirement benefits paid to our officers or directors during the past two fiscal years. We currently do not have an employment agreement with the Company’s Chief Executive Officer.

  The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon, Chief Executive Officer, President	2012 2011	179,924 118,688	- -	- -	- -	- -	- -	0 58,032 (1)	179,924 176,720

Wayne A Doss, former Chief Executive Officer (2)	2011	0	-	-	-	-	-	-	0

(1)	This represents compensation taken in the form of convertible notes as commissions for raising financing for the Company.

(2)	Wayne A. Doss resigned from his position as the Company’s Chief Executive Officer and member of the Company’s Board on April 14, 2011. There was no known disagreement with Mr. Doss on any matter relating to the Company’s operations, policies or practices.

  Outstanding Equity Awards at Fiscal Year End

  As of December 31, 2012, the Company did not have an equity compensation plan. There were no equity awards issued to executive officers during the fiscal year ended December 31, 2012.

  Director Compensation

  The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the year ended December 31, 2012.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon	-	-	-	-	-	-	-

Dr. Luke Fazio	-	-	-	-	-	-	-

Michael Howlett	-	-	-	-	-	-	-

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than five percent (5%) of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares of common stock are owned directly and the percentage shown is based on 27,234,279 shares of common Stock issued and outstanding as of March 31, 2013.

Title of Class	Name and Address	Current Ownership	Current Ownership Percentage (1)	Amount of Beneficial Ownership (2)	Beneficial Ownership Percentage (3)

Current Executive Officers & Directors:

Common Stock	Shawn E. Leon Chief Executive Officer, President, Director 46 Fairway Heights Drive Thornhill, Ontario	6,021,900	22.11%	6,821,900 (3)	24.33%

Common Stock	Dr. Luke Fazio Director 200 Fairview Road Mississauga, Ontario	500,000	1.84%	500,000	1.84%

Common Stock	Michael Howlett Director 2265 Uxbridge Pickering Road Claremont, Ontario	0	0%	0	0%

Common Stock	Ken Lorimer 25-2175 Stavebank Road Mississauga, Ontario	0	0%	0	0%

Total of All Current Officers and Directors		6,521,900	23.95%	7,321,900	26.12%

5% Beneficial Owners:

Common Stock	Richard Siegel	3,396,367	12.47%	3,396,367	12.47%

Common Stock	Dr. Jay Parekh	1,525,000	5.60%	2,191,666 (4)	7.86%

Total of All Current Officers, Directors and 5% Owners		11,443,267	42.02%	12,909,933	44.98%

(1)	This percentage is based on 27,234,279 shares of common stock outstanding as of March 31, 2013.

(2)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

(3)	Based on 27,234,279 shares of common stock outstanding as of March 31, 2013, and including those shares beneficially owned by the Company’s officers and directors, respectively, as described below.

(4)	This total includes 800,000 shares of common stock issuable to Mr. Leon pursuant to outstanding convertible promissory notes in the principal amount of $170,867.

(5)	This total includes 666,666 shares of common stock issuable to Mr. Leon pursuant to outstanding convertible promissory notes in the principal amount of $100,510.

  Item 13. Certain Relationships and Related Transactions, and Director Independence.

  Related Transactions

  The Bala Facility is in Bala, Ontario at 3571 Highway 169. The property is 43 acres in size and contains approximately 48,000 square feet of buildings. The property is leased from Cranberry and the term of the lease is for five years with renewal options at the end of the first and second years of the five year term. The lease is a net lease and the Company has a non-disturbance agreement from the mortgage lenders on the property for the whole term. Further, the Company has an option to purchase the property at any time during the term of the lease at appraised values with a minimum purchase value of $4.5 million dollars and a maximum purchase value of $8.0 million dollars during the first two years of the term and $10.0 million dollars during the last three years of the term. Shawn Leon, the Company’s Chief Executive Officer is also the managing partner of Cranberry.

  As of December 31, 2012, a total of $461,861 is owed to executive officers or their affiliates for loans payable, as detailed in the below table:

Name	Total Amount Owed ($)

Greenestone Clinic, Inc. (1)	$40,484

Shawn E. Leon (2)	$170,867 (3)

Dr. Jay Parekh (4)	$250,510 (5)

(1)	Shawn E. Leon, the Company’s Chief Executive Officer, is also the Chief Executive Officer of Greenestone Clinic, Inc.

(2)	Shawn E. Leon is the Company’s Chief Executive Officer.

(3)	This amount owed is represented in the form of various convertible promissory notes.

(4)	Dr. Jay Parekh is a 5% holder of the Company’s common stock and an officer of a Company subsidiary.

(5)	$100,510 of this amount is represented in the form of various convertible promissory notes.

  Director Independence

  The common stock of the Company is currently quoted on the OTCBB, a quotation system which currently does not have director independence requirements. On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy the criteria for the NASDAQ Stock Market, Inc.

  As of December 31, 2012, the Board determined that the following directors are independent under these standards:

  Dr. Luke Fazio and Michael Howlett

  Item 14. Principal Accountant Fees and Services.

  Audit Fees

  Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended December 31, 2012 and 2011, were $74,579 and $47,732, respectively.

  Audit Related Fees

  The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements (other than those previously reported above) for the fiscal years ended December 31, 2012 and 2011, were $ nil and $ nil, respectively.

  Tax Fees

  Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended December 31, 2012 and 2011, were $ nil and $ nil, respectively.

  All Other Fees

  We did not incur any other fees billed by auditors for services rendered to our Company, other than the services listed above for the fiscal years ended December 31, 2012 and 2011, respectively.

  PART IV

  Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules

  See Item 8.

(b)	Exhibits

  EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement and Plan of Merger, dated January 3, 1994, by and between NNRC, Inc. and Nova Natural Resources Corporation					x

2.2	Articles of Merger (as filed with the Secretary of State of Colorado on February 21, 1995)					x

3.1	Articles of Incorporation of NNRC, Inc. (as filed with the Secretary of State of Colorado on April 1, 1993)					x

3.2	Articles of Amendment to the Articles of Incorporation of Nova Natural Resources, Inc. (as filed with the Secretary of State of Colorado on May 8, 2012)					x

3.3	Articles of Amendment to the Articles of Incorporation of Greenestone Healthcare Corporation (as filed with the Secretary of State of Colorado on March 26, 2013)	8-K	000-15078	3.1	March 29, 2013

3.4	Amended and Restated Bylaws of Greenestone Healthcare Corporation	8-K	000-15078	3.2	March 29, 2013

10.1	Lease Agreement, dated April 1, 2011, by and between Cranberry Cove Holdings Ltd. and Greenestone Clinic Muskoka Inc.					x

31.1	Certification by the Principal Executive Officer of registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))					x

31.2	Certification by the Principal Financial Officer of registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))					x

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

101.INS	INS XBRL Instance Document						x

101.SCH	SCH XBRL Schema Document						x

101.CAL	CAL XBRL Calculation Linkbase Document						x

101.DEF	DEF XBRL Definition Linkbase Document						x

101.LAB	LAB XBRL Label Linkbase Document						x

101.PRE	PRE XBRL Presentation Linkbase Document						x

  Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENESTONE HEALTHCARE CORP.

Date: April 1, 2013	By:	/s/ Shawn E. Leon
Name: Shawn E. Leon
Title: Chief Executive Officer (Principal Executive Officer)

Date: April 1, 2013	By:	/s/ Ken Lorimer
Name: Ken Lorimer
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Shawn E. Leon	Chief Executive Officer (Principal Executive Officer)	April 1, 2013
Shawn Leon	President, Director

/s/ Dr. Luke Fazio	Director	April 1, 2013
Dr. Luke Fazio

/s/ Michael Howlett	Director	April 1, 2013
Michael Howlett

/s/ Ken Lorimer	Chief Financial Officer (Principal Financial Officer)	April 1, 2013
Ken Lorimer	(Principal Accounting Officer)

