Form 10-Q
period 2013-03-31
GREENESTONE HEALTHCARE CORP
filed 2013-05-15
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-15078

GREENESTONE HEALTHCARE CORP.

(Exact name of registrant as specified in its charter)

Colorado	84-1227328
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5734 Yonge Street, Suite 300

North York, Ontario, Canada M2M 4E7

(Address of principal executive offices and zip code)

(416) 222-5501

(Registrant’s telephone number, including area code)

Prepared by:

Sunny J. Barkats, Esq.

Ari Abramowitz, Esq.

Matthew C. Carroll, Esq.

18 East 41st Street, 19th Floor

New York, NY 10017

Tel (646) 502-7001

Fax (646) 607-5544

www.JSBarkats.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of May 14, 2013, there were 31,246,668 shares outstanding of the registrant’s common stock.

	TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	4-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	31

Item 4.	Controls and Procedures.	31

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	32

Item 1A.	Risk Factors.	32

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.	32

Item 3	Defaults Upon Senior Securities.	32

Item 4.	Mine Safety Disclosures.	32

Item 5.	Other Information.	32

Item 6.	Exhibits.	33

Signatures		34

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENESTONE HEALTHCARE CORPORATION

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Stated in U.S. $)

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS
Consolidated Interim Balance Sheet	F-2
Consolidated Interim Statement of Changes in Stockholders’ Deficit	F-3
Consolidated Interim Statement of Operations	F-4
Consolidated Interim Statement of Cash Flows	F-5
Notes to the Consolidated Interim Financial Statements	F-6 - F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

GreeneStone Healthcare Corporation

We have reviewed the accompanying consolidated interim balance sheet of GreeneStone Healthcare Corporation as of March 31, 2013, and the related consolidated interim statements of operations, changes in stockholders’ deficit and cash flows for the three month period ended March 31, 2013. These consolidated interim financial statements are the responsibility of the Company’s management.

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

“Jarvis Ryan Associates”

Mississauga, Ontario, Canada

May 9, 2013 CHARTERED ACCOUNTANTS

LICENSED PUBLIC ACCOUNTANTS

Greenestone Healthcare Corporation
Consolidated Interim Balance Sheet (Unaudited)
As at March 31, 2013
(Stated in U.S. $)

	March 31, 2013	March 31, 2012	December 31, 2012
	(Unaudited)	(Unaudited)
ASSETS
CURRENT
Accounts receivable (note 6)	$376,642	$316,551	$380,043
Prepaid expenses	123,407	128,682	111,214
Inventory	11,937	12,015	16,169
Total Current Assets	511,986	457,248	507,426
FIXED ASSETS (note 7, 9)	568,879	662,782	617,567
Total Assets	$1,080,865	$1,120,030	$1,124,993

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT
Bank indebtedness (note 17)	$144,494	$95,546	$70,803
Accounts payable and accrued liabilities	846,200	524,167	863,858
Harmonized sales tax payable	378,831	74,527	313,295
Withholding taxes payable	1,174,134	464,604	1,039,756
Deferred revenue	140,472	164,669	215,793
Convertible notes payable (note 8)	1,407,742	2,751,837	1,820,713
Current portion of loan payable (note 9)	8,045	—	8,129
Related party notes (note 10)	308,126	315,250	190,484
Total Current Liabilities	4,408,044	4,390,600	4,522,831
LOAN PAYABLE (note 9)	36,040	—	38,917
Total Liabilities	4,444,084	4,390,600	4,561,748

STOCKHOLDERS' DEFICIT
Common stock; $0.01 par value, 500,000,000 shares authorized; 29,746,668 shares issued and outstanding (note 11)	297,467	135,216	272,343
Additional paid-in capital	6,970,284	5,716,666	6,642,530
Accumulated other comprehensive income (loss)	49,064	(33,061)	(47,726)
Accumulated deficit	(10,680,034)	(9,089,391)	(10,303,902)
Total Stockholders' Deficit	(3,363,219)	(3,270,570)	(3,436,755)
Total Liabilities and Stockholders' Deficit	$1,080,865	$1,120,030	$1,124,993
COMMITMENTS (note 12)

Greenestone Healthcare Corporation
Consolidated Interim Statement of Changes in Stockholders' Deficit (Unaudited)
For the Three Months Ended March 31, 2013
(Stated in U.S. $)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2011	13,521,568	$135,216	$5,716,666	$21,718	$(8,819,549)	$(2,945,949)
Foreign currency translation	—	—	—	(54,779)	—	(54,779)
Net loss, three month period ended March 31, 2012	—	—	—	—	(269,842)	(269,842)
Balance, March 31, 2012	13,521,568	$135,216	$5,716,666	$(33,061)	$(9,089,391)	$(3,270,570)

Balance, December 31, 2012	27,234,279	$272,343	$6,642,530	$(47,726)	$(10,303,902)	$(3,436,755)
Common stock issued for convertible note (note 11)	2,512,389	25,124	327,754	—	—	352,878
Foreign currency translation	—	—	—	96,790	—	96,790
Net loss, three month period ended March 31, 2013	—	—	—	—	(376,132)	(376,132)
Balance, March 31, 2013	29,746,668	$297,467	$6,970,284	$49,064	$(10,680,034)	$(3,363,219)

Greenestone Healthcare Corporation
Consolidated Interim Statement of Operations (Unaudited)
For the Three Months Ended March 31, 2013
(Stated in U.S. $)

	Three Month Period Ended
	March 31,
	2013	2012
REVENUES	$1,444,267	$1,257,411
COST OF SERVICES PROVIDED	293,092	251,178
GROSS PROFIT	1,151,175	1,006,233

OPERATING EXPENSES
Continuing education	—	14,027
Depreciation	44,274	50,178
General and administrative	149,799	122,326
Interest and fees	38,726	12,514
Management fees (note 10)	49,595	29,967
Meals and entertainment	1,096	484
Professional fees	100,771	19,611
Rent (note 10)	250,169	165,049
Salaries and wages	818,881	781,521
Supplies	63,548	71,596
Travel	10,448	8,802
	1,527,307	1,276,075

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(376,132)	$(269,842)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	96,790	(54,779)

TOTAL COMPREHENSIVE LOSS	$(279,342)	$(215,063)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	21,056,920	13,521,568

Greenestone Healthcare Corporation
Consolidated Interim Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2013
(Stated in U.S. $)

	Three Month Period Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(376,132)	$(269,842)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	44,274	50,178
	(331,858)	(219,664)
Changes in operating assets and liabilities
Accounts receivable	3,401	(128,128)
Prepaid expenses	(12,193)	(44,958)
Inventory	4,232	(231)
Accounts payable and accrued liabilities	(17,658)	(108,330)
Harmonized sales tax payable	65,536	80,460
Withholding taxes payable	134,378	194,486
Deferred revenue	(75,321)	47,977
	(229,483)	(178,388)
INVESTING ACTIVITIES
Disposal (purchase) of fixed assets, net	4,414	(71,908)

FINANCING ACTIVITIES
Proceeds from bank indebtedness	73,691	(67,265)
Repayment of loan payable	(2,961)	—
Proceeds from (repayment of) related party notes	117,642	(15,052)
(Conversion of) proceeds from convertible notes payable	(412,971)	252,862
Proceeds from issuance of common stock	25,124	—
Proceeds from additional paid-in capital	327,754	—
	128,279	170,545
Effect of exchange rate on cash	96,790	(54,779)

DECREASE IN CASH	—	—
BANK INDEBTEDNESS, beginning of period	—	—
BANK INDEBTEDNESS, end of period
	$—	$—
SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for interest	$38,726	$12,514
Cash paid for income taxes	$—	$—

Notes to Consolidated Interim Financial Statements

1. Nature of business

GreeneStone Healthcare Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective May 2012, the Company changed its corporate name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation. As at March 31, 2013, the Company owns 100% of the outstanding shares of each of 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc., both of which were incorporated in 2010 under the laws of the province of Ontario, Canada. 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc. provide medical services to various patients in clinics located in two regions in Ontario, Canada; the city of Toronto and the regional municipality of Muskoka. These consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP").

2. Going concern

The Company’s consolidated interim financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at March 31, 2013, the Company has a working capital deficiency of $3,896,058 and accumulated deficit of $10,680,034. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and, or debt financing in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated interim financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

3. Significant accounting policies

The accounting policies of the Company are in accordance with US GAAP applied on a basis consistent with that of the preceding year. Outlined below are those policies considered particularly significant.

a) Principals of consolidation

The accompanying consolidated interim financial statements include the accounts of the Company, its two subsidiaries, as noted in note 1. All inter-company transactions and balances have been eliminated on consolidation.

The Company’s subsidiaries functional currency is the Canadian dollar, while the Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into US dollars in accordance with ASC 830, "Foreign Currency Translation" as follows:

i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
ii)	Equity at historical rates.
iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

3. Significant accounting policies (cont’d)

a) Principals of consolidation (cont’d)

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

b) Revenue recognition

The Company recognizes revenue from the rendering of services when they are earned; specifically when all of the following conditions are met:

·	the significant risks and rewards of ownership are transferred to customers and the Company retains neither continuing involvement nor effective control;
·	there is clear evidence that an arrangement exists;
·	the amount of revenue and related costs can be measured reliably; and
·	it is probable that the economic benefits associated with the transaction will flow to the Company.

In particular, the Company recognizes:

·	Fees for gastrointestinal clinical services, out-patient counseling, coaching, intervention, psychological assessments and other related services when patients receive the service; and
·	Fees for in-patient addiction treatments proportionately over the term of the patient’s treatment.

Deferred revenue represents monies deposited by the patients for future services to be provided by the Company. Such monies will be recognized into revenue as the patient progresses through their treatment term.

c) Use of estimates

The preparation of consolidated interim financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the recognition, measurement and disclosure of amounts reported in the consolidated interim financial statements and accompanying notes. The reported amounts, including depreciation, allowance for doubtful accounts, inventory, accounts payable and accrued liabilities and note disclosures are determined using management's best estimates based on assumptions that reflect the most probable set of economic conditions and planned courses of action. Actual results will differ from such estimates.

d) Non-monetary transactions

The Company’s policy is to measure an asset exchanged or transferred in a non-monetary transaction at the more reliable measurement of the fair value of the asset given up and the fair value of the asset received, unless:

3. Significant accounting policies (cont’d)

d) Non-monetary transactions (cont’d)

i)	The transaction lacks commercial substance;
ii)	The transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange;
iii)	Neither the fair value of the asset received nor the fair value of the asset given up is reliably measurable; or
iv)	The transaction is a non-monetary, non-reciprocal transfer to owners that represents a spin-off or other form of restructuring or liquidation.

e) Cash

The Company's policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition.

f) Accounts receivable

The Company's policy is to disclose accounts receivable net of a reserve for doubtful accounts.

g) Inventory

Inventory is valued at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

h) Financial instruments

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

3. Significant accounting policies (cont’d)

h) Financial instruments (cont’d)

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

The Company does not have assets or liabilities measured at fair value on a recurring basis at March 31, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the three month period ended March 31, 2013.

i) Fixed assets

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

j) Leases

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

k) Income taxes

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

3. Significant accounting policies (cont’d)

l) Earnings per share information

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

m) Share based expenses

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

4. Recently adopted accounting pronouncements

In December 2011 the Financial Accounting Standards Board “FASB” issued new guidance on the disclosures about offsetting assets and liabilities. The new guidance enhances disclosures required by US GAAP by requiring improved information about financial instruments and derivative instruments. The new guidance is to be adopted for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The new guidance is to be retrospectively applied for all comparative periods presented. The Company has reviewed and adopted this guidance. The Company has concluded that the result of adopting of this guidance does not have a material impact on the consolidated interim and annual financial statements.

5. Financial instruments

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company's risk exposure and concentrations at the balance sheet date, March 31, 2013.

5. Financial instruments (cont’d)

(a) Credit risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Financial instruments that subject the Company to credit risk consist primarily of accounts receivable.

With respect to accounts receivable of $376,642 (December 31, 2012: $380,043), the Company receives most of its revenues in 1816191 Ontario Inc. from the Ontario Ministry of Health and Long-Term Care, a provincially regulated program (note 6). The Company performs frequent reviews of billing reports submitted to the Ontario Ministry of Health and Long-Term Care, to ensure accuracy and filing on a timely basis. Allowances are provided for potential losses that have been incurred at the balance sheet date.

Credit risk associated with accounts receivable of Greenestone Clinic Muskoka Inc. is mitigated due to balances from many customers, as well as through credit checks and frequent reviews of receivables to ensure timely collection. In addition, there is no concentration risk with the Greenestone Clinic Muskoka Inc. accounts receivable balance since balances are due from many customers.

In the opinion of management, credit risk with respect to accounts receivable is assessed as low, not material and remains unchanged from the prior year.

(b) Liquidity risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $3,896,058 and accumulated deficit of $10,680,034. As disclosed in note 2, the Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

In the opinion of management, liquidity risk associated with bank indebtedness of $144,494 (December 31, 2012: $70,803) is assessed as low, not material and unchanged from the prior year. The Company ensures that financial liabilities are placed with a financial institution with a high credit rating in order to mitigate the risk. There is a concentration risk associated with the bank indebtedness since the Company uses one financial institution.

(c) Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

5. Financial instruments (cont’d)

i. Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its bank indebtedness of $144,494 (December 31, 2012: $70,803). This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

ii. Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as its subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. Most of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at March 31, 2013, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $19,000 increase or decrease in the Company’s after-tax net loss, respectively. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

iii. Other price risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices (other than those arising from interest rate risk or currency risk), whether those changes are caused by factors specific to the individual financial instrument or its issuer, or factors affecting all similar financial instruments traded in the market. In the opinion of management, the Company is not exposed to this risk and remains unchanged from the prior year.

6. Accounts receivable

The consolidated accounts receivable balance consists primarily of amounts due from the following parties:

	March 31, 2013	March 31, 2012	December 31, 2012
The Ontario Ministry of Health and Long-Term Care	$241,275	$219,087	$181,129
Treatment program	31,839	97,464	115,914
Outpatient services	78,329	—	59,683
Other accounts receivable	25,199	—	23,317
	$376,642	$316,551	$380,043

6. Accounts receivable (cont’d)

The Company is economically dependent on and earns a significant portion of revenues from the Ontario Ministry of Health for its ability to carry out its normal activities. These revenues account for 35% of the Company’s consolidated revenue in the three month period ending March 31, 2013 (December 31, 2012: 35%).

7. Fixed assets

			Net Book Value
	Cost	Accumulated Amortization	March 31, 2013	March 31, 2012	December 31, 2012
Computer equipment	$22,183	$5,935	$16,248	$11,232	$16,602
Computer software	27,108	24,102	3,006	19,116	4,096
Furniture and equipment	409,776	168,016	241,760	313,129	264,476
Medical equipment	360,913	172,197	188,716	252,279	205,697
Vehicles	50,865	11,744	39,121	—	42,472
Leasehold improvements	142,943	62,915	80,028	67,026	84,224
	$1,001,378	$432,499	$568,879	$662,782	$617,567

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

8. Convertible notes payable (cont’d)

The Company has the following convertible notes outstanding.

Note	Amount	Issuance Date	Conversion Price in USD	Number of Shares	Effect on Dilution	Maturity Date
1	$16,017	June 15, 2011	$0.10	59,016	0.24%	June 15, 2013
2	7,869	June 15, 2011	$0.10	78,688	0.31%	June 15, 2013
3	3,934	June 15, 2011	$0.10	39,344	0.16%	June 15, 2013
4	196,720	June 24, 2011	$0.15	1,311,467	5.00%	June 24, 2013
5	29,508	June 30, 2011	$0.15	196,720	0.78%	June 30, 2013
6	15,738	June 30, 2011	$0.15	104,917	0.42%	June 30, 2013
7	68,852	June 30, 2011	$0.15	459,013	1.81%	June 30, 2013
8	14,262	June 30, 2011	$0.15	95,081	0.38%	June 30, 2013
9	49,180	June 30, 2011	$0.15	327,867	1.30%	June 30, 2013
10	142,622	June 30, 2011	$0.15	950,813	3.67%	June 30, 2013
11	4,918	July 30, 2011	$0.15	32,787	0.13%	July 30, 2013
12	4,918	July 30, 2011	$0.15	32,787	0.13%	July 30, 2013
13	4,918	July 30, 2011	$0.15	32,787	0.13%	July 30, 2013
14	10,000	July 30, 2011	$0.15	66,667	0.27%	July 30, 2013
15	9,836	July 30, 2011	$0.15	65,573	0.26%	July 30, 2013
16	8,852	July 30, 2011	$0.15	59,016	0.24%	July 30, 2013
17	2,213	July 30, 2011	$0.15	14,754	0.06%	July 30, 2013
18	49,180	October 26, 2011	$0.10	491,800	1.93%	October 26, 2013
19	98,360	October 31, 2011	$0.15	655,733	2.56%	October 31, 2013
20	68,852	November 24, 2011	$0.15	459,013	1.81%	November 24, 2013
21	14,754	November 30, 2011	$0.15	98,360	0.39%	November 30, 2013
22	14,754	November 30, 2011	$0.15	98,360	0.39%	November 30, 2013
23	23,213	November 30, 2011	$0.15	154,753	0.62%	November 30, 2013
24	25,160	December 31, 2011	$0.15	167,733	0.67%	December 31, 2013
25	19,672	December 31, 2011	$0.15	131,147	0.52%	December 31, 2013
26	9,836	December 31, 2011	$0.15	65,573	0.26%	December 31, 2013
27	22,131	December 31, 2011	$0.15	147,540	0.59%	December 31, 2013
28	44,262	December 31, 2011	$0.15	295,080	1.17%	December 31, 2013
29	49,180	December 31, 2011	$0.15	327,867	1.30%	December 31, 2013
30	19,672	December 31, 2011	$0.15	131,147	0.52%	December 31, 2013
31	14,754	December 31, 2011	$0.15	98,360	0.39%	December 31, 2013
32	50,000	January 15, 2012	$0.20	250,000	0.99%	January 15, 2014
33	9,836	January 24, 2012	$0.20	49,180	0.20%	January 24, 2014
34	7,377	January 26, 2012	$0.20	36,885	0.15%	January 26, 2014
35	29,508	January 31, 2012	$0.20	147,540	0.59%	January 31, 2014
36	9,836	February 10, 2012	$0.20	49,180	0.20%	February 10, 2014
37	98,360	March 4, 2012	$0.20	491,800	1.93%	March 4, 2014
38	98,360	April 18, 2012	$0.45	218,578	0.87%	April 18, 2014
39	49,180	May 31, 2012	$1.00	49,180	0.20%	May 31, 2014
	$1,407,742			8,542,106

*The actual number of shares issued if converted will vary depending on the exchange rate at time of conversion.

8. Convertible notes payable (cont’d)

During the three month period ended March 31, 2013, the Company issued 2,512,389 common shares from convertible notes payable at an average conversion rate of $0.14 per share.

On March 31, 2013 convertible debentures totaling $352,878 had matured and were to be converted to restricted shares. This is dependent on a Directors Resolution being issued by the Company. As of the date of our report a Directors Resolution had not been formally issued. The Board of Directors has indicated that in due time they will pass the resolution. Since the convertible debentures include an automatic conversion on maturity feature, and to accurately reflect the maturity of the debt and conversion to shares as of March 31, 2013, the financial information presented in these consolidated interim financial statements has treated the debt of $352,878 as matured and converted into restricted shares totaling 2,512,389.

9. Loan payable

The Company has an automobile loan payable bearing interest at 4.49% with blended monthly payments of $835 that matures March 2018. The loan is secured by the vehicle with a net book value as at March 31, 2013 of $39,121. Estimated principal and interest re-payments to December 31st are as follows:

2013	$5,168
2014	8,502
2015	8,891
2016	9,299
2017	9,725
Thereafter	2,500
$44,085

10. Related party transactions

The balance due to related party as at March 31, 2013 to Greenestone Clinic Inc. The Company is related to Greenestone Clinic Inc. as it is controlled by one of the Company’s directors. The balance owing is non-interest bearing, not secured and has no specified terms of repayment.

The Company had management fees totaling $49,595 during the three month period ended March 31, 2013 (March 31, 2012: $29,967) to the director for services which are included in management fees.

The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. at market terms. During the three month period ended March 31, 2013, the Company had rent expense of $138,000 (March 31, 2012: $84,000) to Cranberry Cove Holdings Ltd. Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder being a director of the Company.

All related party transactions occur in the normal course of operations and are measured at the exchange amount, as agreed upon by the related parties.

11. Stockholders’ deficit

Authorized common shares

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

On March 25, 2013 the Company filed a certificate of Amendment with the Colorado Secretary of State to increase the aggregate number of shares which the Company has the authority to issue to five hundred million (500,000,000) common shares, issued at $0.01 par value per share from 100,000,000 common shares with par value at $0.01, to authorize three million (3,000,000) series A convertible preferred shares, par value of $1.00 per share, and to the authorize ten million (10,000,000) series B convertible preferred shares, par value $0.01 per share. Each series B convertible preferred shares is convertible into 10 Common shares. The amendment was approved by the Colorado Secretary of State on March 26, 2013.

Issued common shares

The Company has a total of 29,746,668 issued and outstanding common shares as at March 31, 2013. In the prior year, the Company issued 13,712,711 of common shares at an average conversion rate of $0.078 per share. Of the issued common shares, $1,062,831 notes were converted into 7,187,711 restricted common shares and 6,525,000 unrestricted common shares.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period. The weighted-average number of common shares outstanding during each year is used to compute basic loss per share.  Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares that will be exercised. Basic net loss per common share is based on the weighted average number of shares of common shares outstanding during the three month period ended March 31, 2013.

12. Commitments

The Company is committed under three non-cancellable operating lease agreements for rental of premises. The rental of premise agreement for the subsidiary, 1816191 Ontario Inc. which expires July 2013 and the premise agreements for the subsidiary, Greenestone Clinic Muskoka Inc. which expires May 2013, July 2013 and March 2016 (note 10).

Future minimum annual payment requirements are as follows:

2013	$596,062
2014	649,176
2015	649,176
2016	162,294
$2,056,708

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three month period ended March 31, 2013, applicable under ASC 740. As a result of the adoption of ASC 740, the Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The components of the Company’s future tax asset as at March 31, 2013, March 31, 2012 and December 31, 2012 are as follows:

	March 31, 2013	March 31, 2012	December 31, 2012
Net operating loss carry forward	$10,680,034	$9,089,391	$10,303,902
Valuation allowance	(10,680,034)	(9,089,391)	(10,303,902)
Net future tax asset	$—	$—	$—

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	March 31, 2013	March 31, 2012	December 31, 2012
Tax at statutory rate	$131,646	$80,932	$519,529
Valuation allowance	(131,646)	(80,932)	(519,529)
Net future tax asset	$—	$—	$—

The Company did not pay any income taxes during the three month period ended March 31, 2013, March 31, 2012 and the year ended December 31, 2012.

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

The Company manages its capital structure and makes adjustments in light of changes in its economic environment and the risk characteristics of the Company’s assets. To effectively manage the Company’s capital requirements, the Company has in place a planning, budgeting and forecasting process to help determine the funds required to ensure the Company has the appropriate liquidity to meet its operating and growth objectives. The Company is dependent upon the raising of additional capital through placement of common shares, and, or debt financing to support its normal operating requirements. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. As at March 31, 2013 there was no externally imposed capital requirement to which the Company is subject and with which the Company has not complied.

15. Asset retirement obligations

As at March 31, 2013, the Company has no legal obligations associated with the retirement of its tangible long-lived assets that it is required to settle.

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

	Gastrointestinal Clinical Services	Addiction and Rehabilitation Treatments	Other Segments	Total
Revenues from external customers	$521,165	$923,102	$—	$1,444,267
Depreciation of fixed assets	17,243	27,031	—	44,274
Interest and fees expense	4,052	34,674	—	38,726
Segment loss	(40,444)	(312,241)	(23,447)	(376,132)
Segment assets	560,620	520,245	—	1,080,865

17. Bank indebtedness

The Company does not have any operating line of credit facility or bank overdraft feature with any of its bank accounts.

18. Subsequent events

Application to stock exchange

The Company is in the process of applying to the New York Stock Exchange (“NYSE”) which would allow the Company to be listed on the NYSE-Amex exchange. The Company believes being listed on the NYSE will assist it in attracting the capital needed to support its operations.

Clinic expansion

The Company is seeking to significantly increase its capacity at its in-patient treatment facility from 36 beds to 200 beds over the next twenty four months.

Awarded an exclusive regional contract

The Company was awarded an exclusive contract to provide treatment services for a major regional government organization with regards to post traumatic stress disorder. The Company plans to open a second facility in order to service this contact.

Surgical suite

The Company has decided to move forward with a multi-year lease extension at its facility which will allow the Company to make the investment to expand into providing surgical procedures such as gastric banding and non-related procedures such as plastic surgery.

19. Comparative figures

The presentation of certain amounts on the consolidated interim financial statements for the previous period has been changed to conform with the financial statement presentation adopted for the three month period ended March 31, 2013. The net loss for the previous period is not affected by this reclassification.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by Greenestone Healthcare Corp. (“we,” “us,” “our,” or the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the quarter ended March 31, 2013.

Plan of Operation

During the next twelve months, the Company plans to continue its operations as a provider of addiction and after-care treatment services, as well as a provider of endoscopy and other specialized medical procedures at its various locations. The Company plans to focus on the growth of its existing business units while simultaneously paring costs in operations.

In 2013, the Company plans to market the current endoscopy segment of the business to family practitioners, as they are a major referral source for the Company’s business. The Company also plans to begin a marketing campaign focused on corporations and insurance companies as referral sources, as well as create an Internet-based marketing campaign. Further, the Company plans to add additional specialist offices at the Company’s North York location, as well as an operating room, thereby providing the opportunity to deliver additional services to patients and increase overall revenue.

At the end of 2012, the Company’s endoscopy business segment at the Yonge Street Facility was only operating at approximately 40% of its potential capacity. During 2013, the Company plans to expand the operations at the Yonge Street Facility in order to maximize potential revenues.

The Company believes that it will need a minimum of $2,000,000 to cover its planned operations over the next 12 months. This estimate includes (i) $200,000 for marketing; (ii) $250,000 for leasehold improvements at its North York facility; and (iii) 1,550,000 for tax obligations.

In 2012, in an attempt to hire top talent in the addiction treatment segment of its business, the company hired excess employees in the start-up phase. The Company has already replaced its initial U.S.-based clinical team with a permanent Canadian-based team, the best of which have been retained as the core of the Company’s current clinical team. We believe that the additional reductions in staffing the Company plans to make to its existing operations in 2013, in order to increase operational efficiency, will result in a net reduction in payroll of approximately $1,000,000 in 2013, compared to 2012. These reductions do not factor in any future acquisitions the Company may make in 2013.

In addition to planned staff reductions, the Company plans to reduce rent expenses in 2013. On April 1, 2013, a rent increase to the Bala Property raised the monthly lease payment to $55,000. In 2013, the Company plans to purchase the Bala Property from Cranberry and refinance the existing debt on the Bala Property. The Company believes that the cash cost of the mortgage will be less than $30,000 per month. Additionally, the Company plans to lease new space in Toronto, Ontario, for its outpatient treatment center. When this occurs, the Company’s current outpatient facility will be moved to this new location, along with Company’s executive offices, thereby reducing rent by approximately $23,000 per month.

Results of Operations

For the Three Months Ended March 31, 2013, Compared to the Three Months Ended March 31, 2012

Revenue

During the three months ended March 31, 2013, revenues increased to $1,444,267, from $1,257,411 during the three months ended March 31, 2012, an increase of $186,856. This increase is mainly attributable to a steady increase in business volume since the Company began operations. Revenue from the endoscopy practice was $521,165, compared to revenue of $436,804 during the three months ended March 31, 2012, an increase of $84,361. Revenue in the mental health division for the three months ended March 31, 2013, was $923,102 compared to $820,606 for the three months ended March 31, 2012, an increase of $102,496. The Company believes that revenue will continue to grow steadily and the Company will become more profitable as most of its costs, such as rent and salaries and wages are relatively fixed, and therefore will reduce as a percentage as business volume grows.

Cost of Revenue

Our cost of revenue for the three months ended March 31, 2013, was $293,092, compared to $251,178 for the three months ended March 31, 2012, an increase of 41,914. The cost of revenue primarily represents payments made to the doctors for endoscopy procedures performed. These amounts are calculated based on amounts billed to the Ontario Ministry of Health under the Ontario Health Insurance Plan (OHIP). In general, the doctor performing the actual medical procedure will receive approximately 60% of the amount received from OHIP adjusted for amounts deducted from those amounts received for facility fees.

Gross Profit

During the three months ended March 31, 2013, gross profits increased to $1,151,175, from $1,006,233 during the three months ended March 31, 2012, an increase of $144,942. This increase is mainly attributable to an increase in business volume since the Company began operations.

Operating Expenses

Operating expenses for the three months ended March 31, 2012, were $1,527,307, compared to $1,276,075 for the three months ended March 31, 2012, an increase of $251,232. This increase in expenses is mainly attributable to increased operations. Operating expenses for the three months ended March 31, 2013, primarily consisted of salaries and wages to medical support staff of $818,881; rent payments of $250,169; professional fees of $100,771; management fees of $49,595; and general and administrative expenses of $149,799.

Net Loss

During the three months ended March 31, 2013, the net loss was $ 376,132, compared to $269,842 during the three months ended March 31, 2012, an increase of $106,290. This increase is attributable to the steady increase in revenues and business operations. Going forward, the Company will no longer be incurring certain costs that are considered one-time costs associated with starting a business.

Liquidity and Capital Resources

The following table summarizes working capital at March 31, 2013, compared to March 31, 2012.

	March 31, 2013	March 31, 2012	Increase/ (Decrease)

Current Assets	$511,986	$457,248	$54,738

Current Liabilities	$4,408,044	$4,390,600	$17,444

Working Capital (Deficit)	$(3,896,058)	$(3,933,352)	$37,294

Over the next twelve months, we believe that our existing capital combined with our anticipated cash flow from operations will be sufficient to sustain our current operations. It is anticipated that we will need to sell additional equity and/or debt securities in the event we locate potential mergers and/or acquisitions and will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as high and remains unchanged from the prior year.

Accounts receivable at March 31, 2013 and March 31, 2012, was $376,642 and $316,551, respectively, representing an increase of $60,091. The Company earns a significant portion of revenues from the Ontario Ministry of Health for its ability to carry out its normal activities. These revenues account for approximately 36% of the Company’s consolidated sales for the three months ended March 31, 2013.

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

Revenue Recognition

The Company recognizes revenue for the rendering of services when they are earned; specifically when all the following conditions are met:

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

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the recognition, measurement and disclosure of amounts reported in the financial statements and accompanying notes. The reported amounts, including depreciation, allowance for doubtful accounts, inventory, accounts payable and accrued liabilities, and note disclosures are determined using management’s best estimates based on assumptions that reflect the most probable set of economic conditions and planned courses of action. Actual results will differ from such estimates.

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

Inventory

Inventory is valued at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

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

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 -	Observable inputs such as quoted prices in active markets;
Level 2 -	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3 -	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have assets or liabilities measured at fair value on a recurring basis at March 31, 2013, and March 31, 2012, respectively. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the three months period ended March 31, 2013 and March 31, 2012, respectively.

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

Recently adopted accounting pronouncements

In December 2011, the Financial Accounting Standards Board “FASB” issued new guidance on the disclosures about offsetting assets and liabilities. The new guidance enhances disclosures required by US GAAP by requiring improved information about financial instruments and derivative instruments. The new guidance is to be adopted for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The new guidance is to be retrospectively applied for all comparative periods presented. The Company has reviewed and adopted this guidance. The Company has concluded that the result of adopting of this guidance does not have a material impact on the consolidated interim and annual financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2013.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended March 31, 2013.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation **

101.DEF	Taxonomy Extension Definition **

101.LAB	Taxonomy Extension Labels **

101.PRE	Taxonomy Extension Presentation **

* filed herewith

** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENESTONE HEALTHCARE CORP.

Date:	May 15, 2013	By:	/s/ Shawn E. Leon
			Name:	Shawn E. Leon
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2013	By:	/s/ Ken Lorimer
			Name:	Ken Lorimer
			Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

-34-