Form 10-Q
period 2013-06-30
GREENESTONE HEALTHCARE CORP
filed 2013-08-14
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2013

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

Attn: Sunny J. Barkats, Esq.

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

As of August 13, 2013, there were 35,257,367 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENESTONE HEALTHCARE CORPORATION

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Stated in U.S. $)

CONTENTS

Page
FINANCIAL STATEMENTS
Consolidated Interim Balance Sheet	F-1
Consolidated Interim Statement of Operations	F-2
Consolidated Interim Statement of Cash Flows	F-3
Consolidated Interim Statement of Changes in Stockholders’ Deficit	F-4
Notes to the Consolidated Interim Financial Statements	F-5 - F-19

GREENESTONE HEALTHCARE CORPORATION
Consolidated Interim Balance Sheets
(Expressed in U.S. $)
	June 30, 2013	June 30, 2012	December 31, 2012
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash	$6,978	$112,548	$—
Accounts receivable	430,431	311,179	380,043
Prepaid expenses	100,679	95,619	111,214
Inventory	9,465	16,840	16,169
Total current assets	547,553	536,186	507,426
Cash- Restricted (note 3e)	95,080	—	—
Fixed assets, net of accumulated depreciation (note 6)	527,035	648,703	617,567
Total assets	$1,169,668	$1,184,888	$1,124,993
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank indebtedness	$—	$—	$70,803
Accounts payable and accrued liabilities	1,007,176	635,819	863,858
Harmonized sales tax payable	414,363	153,562	313,295
Withholding taxes payable	1,275,589	622,634	1,039,756
Deferred revenue	160,386	236,253	215,793
Convertible notes payable (note 7)	859,077	2,145,173	1,820,713
Current portion of loan payable (note 9)	7,864	—	8,129
Related party notes (note 8)	384,331	269,079	190,484
Total Current liabilities	4,108,788	4,062,520	4,522,831
Long Term Liabilities
LOAN PAYABLE (note 9)	32,839	—	38,917
Total Long Term Liabilities	4,141,627	4,062,520	4,561,748
Stockholders' deficit
Common stock; $0.01 par value, 100,000,000 shares authorized; 35,257,367 shares issued and outstanding (note 9)	352,574	237,675	272,343
Additional paid-in capital	7,547,874	6,305,876	6,642,530
Accumulated other comprehensive loss	134,180	32,543	(47,726)
Accumulated deficit	(11,006,587)	(9,453,727)	(10,303,902)
Total stockholders' deficit	(2,971,959)	(2,877,632)	(3,436,755)
Total liabilities and stockholders' deficit	$1,169,668	$1,184,888	$1,124,993

Commitments (note 10)
See accompanying notes to the consolidated interim financial statements

GREENESTONE HEALTHCARE CORPORATION
Consolidated Interim Statements of Operations
(Expressed in U.S. $)
(Unaudited)

	Quarter ended June 30,		Six month period ended June 30,
	2013	2012	2013	2012
Revenues	$1,528,944	$1,348,582	$2,973,268	$2,605,993
Cost of services provided	340,220	245,750	633,543	496,928
Gross margin	1,188,724	1,102,832	2,339,725	2,109,065

Operating expenses
Continuing education	—	5,511	—	19,538
Depreciation	45,213	55,900	89,477	106,078
General and administrative	183,312	173,066	348,461	307,906
Management fees (note 8)	48,850	49,577	98,420	79,544
Meals and entertainment	174	1,950	1,262	2,434
Medical records	—	35,012	—	63,236
Professional fees	161,962	37,702	263,035	57,313
Rent (note 8)	252,638	209,744	502,727	374,793
Salaries and wages	745,013	821,154	1,563,026	1,594,049
Subcontract fees	7	10,460	—	19,086
Supplies	91,890	49,962	155,622	93,334
Travel	9,940	17,130	20,380	25,932
Total operating expenses	1,538,999	1,467,168	3,042,410	2,743,243

Net loss applicable to common	(350,275)	(364,336)	(702,685)	(634,178)
shareholders
Accumulated other comprehensive loss
Foreign currency translation adjustment	108,837	65,604	181,906	10,825

Total comprehensive loss	$(241,438)	$(298,733)	$(520,779)	$(623,353)

Basic and diluted loss per common share	(0.01)	(0.02)	(0.02)	(0.04)

Weighted average shares outstanding	31,327,064	15,263,542	29,451,837	14,392,555

See accompanying notes to the consolidated interim financial statements

GREENESTONE HEALTHCARE CORPORATION
Consolidated Interim Statements of Cash Flows
(Expressed in U.S. $)
(Unaudited)
	Quarter ended June 30,		Six Month Period Ended June 30,
	2013	2012	2013	2012
Operating activities
Net loss	(350,275)	(364,336)	(702,685)	(634,178)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	45,213	55,900	89,477	106,078
Management fees	—	49,577	—	79,544
	(305,062)	(258,858)	(613,208)	(448,555)
Changes in operating assets and liabilities
Accounts receivable	(53,789)	5,372	(50,388)	(122,756)
Harmonized sales tax	35,532	79,035	101,068	159,495
Prepaid expenses	22,728	33,063	10,535	(11,895)
Inventory	2,472	(4,825)	6,704	(5,056)
Accounts payable and accrued liabilities	160,976	111,654	143,318	3,321
Withholding taxes payable	101,455	158,030	235,833	352,516
Deferred revenue	19,914	71,584	(55,407)	119,560
Net cash used in operating activities	(15,772)	195,054	(221,544)	46,631
Investing activities
Purchase of fixed assets	(3,370)	(41,821)	1,055	(113,729)
Net cash provided by investing activities	(3,370)	(41,821)	1,055	(113,729)
Financing activities
Repayment of bank indebtedness	—	—	—	—
Repayment of loan payable	(3,382)	—	(6,343)
Proceeds from convertible notes payable	(548,665)	(656,241)	(961,636)	(433,346)
Proceeds from issuance of common stock	55,107	102,459	80,231	102,460
Proceeds from additional paid-in capital	577,590	589,210	905,344	589,210
Repayment of related party notes	76,205	(46,171)	193,847	(61,223)
Net cash used in financing activities	156,856	(10,743)	211,444	197,101
Effect of exchange rate on cash	108,837	65,604	181,906	10,825
Net change in cash	246,552	208,094	172,861	140,827
Beginning cash balance (deficiency)	(144,494)	(95,546)	(70,803)	(28,281)
Ending cash balance (including restricted)	102,058	112,548	102,058	112,546

Supplemental cash flow information
Cash paid for interest	38,144	4,225	85,252	25,872
Cash paid for income taxes	—	—	—	—
See accompanying notes to the consolidated interim financial statements

GREENESTONE HEALTHCARE CORPORATION
Consolidated Interim Statement of Changes in Stockholders' Deficit
(Expressed in U.S. $)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2011	13,521,568	135,216	5,716,666	21,718	(8,819,549)	(2,945,949)
Common stock issued for convertible note (note 7)	10,245,967	102,460	589,210			691,670
Foreign currency translation				10,825	—	10,825
Net loss, six month period ended June 30, 2012	—	—	—	—	(634,178)	(634,178)
	23,767,535	$237,676	$6,305,876	$32,543	$(9,453,727)	$(2,877,632)

Balance, December 31, 2012	27,234,279	272,343	6,642,530	(47,726)	(10,303,902)	(3,436,755)
Common stock issued for convertible note (note 7)	8,023,088	80,231	905,344	—	—	985,574
Foreign currency translation	—	—	—	181,906	—	181,906
Net loss, six month period ended June 30, 2013	—	—	—	—	(702,685)	(702,685)
Balance, June 30, 2013	35,257,367	$352,574	$7,547,874	$134,180	$(11,006,587)	$(2,971,959)

See accompanying notes to the consolidated interim financial statements

GREENESTONE HEALTHCARE CORPORATION

JUNE 30, 2013

Notes to Consolidated Interim Financial Statements

Note 1. Nature of Business.

GreeneStone Healthcare Corporation (the “Company”) was incorporated under the laws of the State of Colorado on April 1, 1993. Effective May 2012, the Company changed its corporate name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation. As of June 30, 2013, the Company owns 100% of the issued and outstanding shares of each of 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc., both of which were incorporated in 2010 under the laws of the province of Ontario, Canada. 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc. provide medical services to various patients in clinics located in two regions in Ontario, Canada, the city of Toronto and the regional municipality of Muskoka. These consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

Note 2. Going Concern.

The Company’s consolidated interim financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at June 30, 2013, the Company has a working capital deficiency of $3,561,235 and accumulated deficit of $11,006,587. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares and/or debt financing in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated interim financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

Note 3. Significant Accounting Policies.

The accounting policies of the Company are in accordance with US GAAP applied on a basis consistent with that of the preceding year. Outlined below are those policies considered particularly significant.

(a) Principals of Consolidation

The accompanying consolidated interim financial statements include the accounts of the Company, its two subsidiaries, as noted in Note 1. All inter-company transactions and balances have been eliminated on consolidation.

The Company’s subsidiaries functional currency is the Canadian dollar, while the Company’s reporting currency is the US dollar. All transactions initiated in Canadian dollars are translated into US dollars in accordance with ASC 830, “Foreign Currency Translation” as follows:

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

(b) Revenue Recognition

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

(c) Use of Estimates

The preparation of consolidated interim financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the recognition, measurement and disclosure of amounts reported in the consolidated interim financial statements and accompanying notes. The reported amounts, including depreciation, allowance for doubtful accounts, inventory, accounts payable and accrued liabilities and note disclosures are determined using management’s best estimates based on assumptions that reflect the most probable set of economic conditions and planned courses of action. Actual results will differ from such estimates.

(d) Non-Monetary Transactions

The Company’s policy is to measure an asset exchanged or transferred in a non-monetary transaction at the more reliable measurement of the fair value of the asset given up and the fair value of the asset received, unless:

(i)	The transaction lacks commercial substance;

(ii)	The transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange;

(iii)	Neither the fair value of the asset received nor the fair value of the asset given up is reliably measurable; or

(iv)	The transaction is a non-monetary, non-reciprocal transfer to owners that represents a spin-off or other form of restructuring or liquidation.

(e) Cash

The Company’s policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition. The Company has $95,080 in restricted cash held by their bank to cover against the possibility of services not performed.

(f) Accounts Receivable

The Company’s policy is to disclose accounts receivable net of a reserve for doubtful accounts.

(g) Inventory

Inventory is valued at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

(h) Financial Instruments

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

The Company does not have assets or liabilities measured at fair value on a recurring basis at June 30, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the six month period ended June 30, 2013.

(i) Fixed Assets

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

(j) Leases

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

(k) Income Taxes

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

(l) Earnings Per Share Information

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

(m) Share Based Expenses

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

Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Note 4. Recently Adopted Accounting Pronouncements.

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

Note 5. Financial Instruments.

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, June 30, 2013.

(a) Credit risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Financial instruments that subject the Company to credit risk consist primarily of accounts receivable.

With respect to accounts receivable of $430,431 (December 31, 2012: $380,043), the Company receives most of its revenues in 1816191 Ontario Inc. from the Ontario Ministry of Health and Long-Term Care, a provincially regulated program (Note 6). The Company performs frequent reviews of billing reports submitted to the Ontario Ministry of Health and Long-Term Care, to ensure accuracy and filing on a timely basis. Allowances are provided for potential losses that have been incurred at the balance sheet date.

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

(b) Liquidity risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $3,561,235 and accumulated deficit of $11,006,587. As disclosed in Note 2, the Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

In the opinion of management, liquidity risk associated with bank indebtedness of $0 (December 31, 2012: $70,803) is assessed as low, with zero bank indebtedness at June 30, 2013. The Company ensures that financial liabilities are placed with a financial institution with a high credit rating in order to mitigate the risk. There is a concentration risk associated with the bank indebtedness since the Company uses one financial institution.

(c) Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

(i)	Interest rate risk. Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is not exposed to interest rate risk on its bank indebtedness as there is a balance of $0 at June 30, 2013. This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

(ii)	Currency risk. Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as its subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. Most of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at June 30, 2013, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $28,000 increase or decrease in the Company’s after-tax net loss, respectively. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

(iii)	Other price risk. Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices (other than those arising from interest rate risk or currency risk), whether those changes are caused by factors specific to the individual financial instrument or its issuer, or factors affecting all similar financial instruments traded in the market. In the opinion of management, the Company is not exposed to this risk and remains unchanged from the prior year.

Note 6. Accounts Receivable.

The consolidated accounts receivable balance consists primarily of amounts due from the following parties:

	June 30, 2013	June 30, 2012	December 31, 2012
The Ontario Ministry of Health and Long-Term Care	$281,548	$168,363	$181,129
Treatment program	58,203	104,453	115,914
Outpatient services	70,129	38,363	59,683
Other accounts receivable	20,551	—	23,317
	$430,431	$311,179	$380,043

The Company is economically dependent on and earns a significant portion of revenues from the Ontario Ministry of Health for its ability to carry out its normal activities. These revenues account for 37% of the Company’s consolidated revenue in the six month period ending June 30, 2013 (December 31, 2012: 35%).

Note 7. Fixed Assets.

			Net Book Value
	Cost	Accumulated Amortization	June 30, 2013	June 30, 2012	December 31, 2012
Computer equipment	$21,443	$8,093	$13,350	$18,704	$16,602
Computer software	26,204	24,267	1,937	13,153	4,096
Furniture and equipment	414,500	182,721	231,779	299,761	264,476
Medical equipment	350,758	178,733	172,025	231,784	205,697
Vehicles	49,169	13,260	35,909	—	42,472
Leasehold improvements	139,036	67,000	72,036	85,299	84,224
	$1,001,110	$474,075	$527,035	$648,701	$617,567

Note 8. Convertible Notes Payable.

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

The Company has the following convertible notes outstanding.

Note	Amount ($)	Issuance Date	Conversion Price (USD)	Number of Shares	Effect on Dilution	Maturity Date
1	4,754	July 30, 2011	$0.15	31,693	0.09%	July 30, 2013
2	4,754	July 30, 2011	$0.15	31,693	0.09%	July 30, 2013
3	4,754	July 30, 2011	$0.15	31,693	0.09%	July 30, 2013
4	10,000	July 30, 2011	$0.15	66,667	0.20%	July 30, 2013
5	9,508	July 30, 2011	$0.15	63,387	0.19%	July 30, 2013
6	8,557	July 30, 2011	$0.15	57,047	0.17%	July 30, 2013
7	2,139	July 30, 2011	$0.15	14,260	0.04%	July 30, 2013
8	47,540	October 26, 2011	$0.10	475,400	1.41%	October 26, 2013
9	95,080	October 31, 2011	$0.15	633,867	1.88%	October 31, 2013
10	66,556	November 24, 2011	$0.15	443,707	1.31%	November 24, 2013
11	14,262	November 30, 2011	$0.15	95,080	0.28%	November 30, 2013
12	14,262	November 30, 2011	$0.15	95,080	0.28%	November 30, 2013
13	22,439	November 30, 2011	$0.15	149,593	0.44%	November 30, 2013
14	25,160	December 31, 2011	$0.15	167,733	0.50%	December 31, 2013
15	19,016	December 31, 2011	$0.15	126,773	0.38%	December 31, 2013
16	9,508	December 31, 2011	$0.15	63,387	0.19%	December 31, 2013
17	21,393	December 31, 2011	$0.15	142,620	0.42%	December 31, 2013
18	42,786	December 31, 2011	$0.15	285,240	0.84%	December 31, 2013
19	47,540	December 31, 2011	$0.15	316,933	0.94%	December 31, 2013
20	19,016	December 31, 2011	$0.15	126,773	0.38%	December 31, 2013
21	14,262	December 31, 2011	$0.15	95,080	0.28%	December 31, 2013
22	50,000	January 15, 2012	$0.20	250,000	0.74%	January 15, 2014
23	9,508	January 24, 2012	$0.20	47,540	0.14%	January 24, 2014
24	7,131	January 26, 2012	$0.20	35,655	0.11%	January 26, 2014
25	28,524	January 31, 2012	$0.20	142,620	0.42%	January 31, 2014
26	9,508	February 10, 2012	$0.20	47,540	0.14%	February 10, 2014
27	98,360	April 18, 2012	$0.45	211,289	0.63%	April 18, 2014
28	49,180	May 31, 2012	$1.00	47,540	0.14%	May 31, 2014
29	108,500	April 2, 2013	n/a	n/a		December 20, 2013
	$859,077			4,295,891

*The actual number of shares issued if converted will vary depending on the exchange rate at time of conversion.

During the three month period ended June 30, 2013, the Company issued a $108,500 USD convertible promissory note for cash consideration. This note bears 8% annual interest and is due December 20, 2013. The Company has the option to prepay the whole principal amount plus interest plus an interest premium within 180 days of issue date. At conversion, the conversion price is calculated by taking 61% of the lowest three (3) trading prices during the ten day (10) trading period prior to conversion date.

During the six month period ended June 30, 2013, the Company issued 8,023,088 common shares from convertible notes payable at an average conversion rate of $0.12 per share.

On March 31, 2013, convertible debentures totaling $617,697 had matured and were to be converted to restricted shares. This conversion is dependent on the approval of the Company’s Board of Directors. As of the date of this filing, director approval has not been formally issued. The Board of Directors has indicated that it intends to pass the resolution. Since the convertible debentures include an automatic conversion on maturity feature, and to accurately reflect the maturity of the debt and conversion to shares as of June 30, 2013, the financial information presented in these consolidated interim financial statements has treated the debt of $617,697 as matured and converted into restricted shares totaling 4,010,699.

Note 9. Loan Payable.

The Company has an automobile loan payable bearing interest at 4.49% with blended monthly payments of $835 that matures March 2018. The loan is secured by the vehicle with a net book value as at June 30, 2013, of $35,910. Estimated principal re-payments to December 31 are as follows:

2013	$3,888
2014	8,042
2015	8,411
2016	8,797
2017	9,200
Thereafter	2,365
$40,703

Note 10. Related Party Transactions.

The balance due to related party as at June 30, 2013, to Greenestone Clinic Inc. The Company is related to Greenestone Clinic Inc. as it is controlled by one of the Company’s directors. The balance owing is non-interest bearing, not secured and has no specified terms of repayment.

The Company had management fees totaling $98,420 during the six month period ended June 30, 2013 (June 30, 2012: $79,544) to the director for services which are included in management fees.

The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. at market terms. During the six month period ended June 30, 2013, the Company had rent expense of $272,623 (June 30, 2012: $190,606) to Cranberry Cove Holdings Ltd. Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder being a director of the Company.

All related party transactions occur in the normal course of operations and are measured at the exchange amount, as agreed upon by the related parties.

Note 11. Stockholders’ Deficit.

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

On March 25, 2013, the Company filed a certificate of Amendment with the Colorado Secretary of State to increase the aggregate number of shares which the Company has the authority to issue to five hundred million (500,000,000) common shares, issued at $0.01 par value per share from 100,000,000 common shares with par value at $0.01, to authorize three million (3,000,000) series A convertible preferred shares, par value of $1.00 per share, and to the authorize ten million (10,000,000) series B convertible preferred shares, par value $0.01 per share. Each series B convertible preferred shares is convertible into 10 Common shares. The amendment was approved by the Colorado Secretary of State on March 26, 2013.

Issued Common Shares

The Company had a total of 35,257,367 issued and outstanding common shares as of June 30, 2013. In the prior year, the Company had 23,767,535 issued and outstanding common shares as of June 30, 2012.

The Company issued 8,023,088 common shares during the six month period ended June 30, 2013, at $0.01 per share with paid in capital of $905,344.

Net Loss Per Common Share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period. The weighted-average number of common shares outstanding during each year is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive. Dilutive potential common shares are additional common shares that will be exercised. Basic net loss per common share is based on the weighted average number of shares of common shares outstanding during the six month period ended June 30, 2013.

Note 12. Commitments.

The Company is committed under three non-cancellable operating lease agreements for rental of premises. The rental of premise agreement for the subsidiary, 1816191 Ontario Inc. which expires July 2018 and the premise agreements for the subsidiary, Greenestone Clinic Muskoka Inc. which expires June 2018 and March 2016, respectively (Note 10).

Future minimum annual payment requirements are as follows:

2013	$394,576
2014	805,172
2015	824,225
2016	366,470
2017	212,234
2018	118,327
$2,721,004

Note 13. Income Taxes.

Current or future U.S. federal income tax provisions or benefits have not been provided for any of the periods presented because the Company has experienced operating losses since inception. Under ASC 740 “Income Taxes,” when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. The Company has provided a full valuation allowance on the net future tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that they will not earn income sufficient to realize the future tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the six month period ended June 30, 2013, applicable under ASC 740. As a result of the adoption of ASC 740, the Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The components of the Company’s future tax asset as at June 30, 2013, June 30, 2012 and December 31, 2012, are as follows:

	June 30, 2013	June 30, 2012	December 31, 2012
Net operating loss carry forward	$11,006,587	$9,453,727	$10,303,902
Valuation allowance	(11,006,587)	(9,453,727)	(10,303,902)
Net future tax asset	$—	$—	$—

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	June 30, 2013	June 30, 2012	December 31, 2012
Tax at statutory rate	$245,940	$221,962	$519,529
Valuation allowance	(245,940)	(221,962)	(519,529)
Net future tax asset	$—	$—	$—

The Company did not pay any income taxes during the six month period ended June 30, 2013, June 30, 2012, and the year ended December 31, 2012.

The net federal operating loss carry forwards will expire in 2023 through 2032. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 14. Management of Capital.

The Company’s objectives of capital management are to safeguard its ability to support the Company’s normal operating requirements on an ongoing basis. The Company defines capital as the total of its total assets less total liabilities.

The Company manages its capital structure and makes adjustments in light of changes in its economic environment and the risk characteristics of the Company’s assets. To effectively manage the Company’s capital requirements, the Company has in place a planning, budgeting and forecasting process to help determine the funds required to ensure the Company has the appropriate liquidity to meet its operating and growth objectives. The Company is dependent upon the raising of additional capital through placement of common shares, and, or debt financing to support its normal operating requirements. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. As at June 30, 2013, there was no externally imposed capital requirement to which the Company is subject and with which the Company has not complied.

Note 15. Asset retirement Obligations.

As of June 30, 2013, the Company had no legal obligations associated with the retirement of its tangible long-lived assets that it is required to settle.

Note 16. Segmented Information.

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

	Gastrointestinal Clinical Services	Addiction and Rehabilitation Treatments	Other Segments	Total
Revenues from external customers	$1,137,191	$1,836,077	$—	$2,973,268
Depreciation of fixed assets	34,407	55,070	—	89,477
Interest and fees expense	8,014	77,238	—	85,252
Segment loss	(55,083)	(632,602)	(15,000)	(702,685)
Segment assets	617,880	551,788	—	1,169,668

Note 17. Bank Indebtedness.

The Company does not have any operating line of credit facility or bank overdraft feature with any of its bank accounts.

Note 18. Subsequent Events.

Application to stock exchange

The Company has put on hold its application to the New York Stock Exchange (“NYSE”) to have the Company be listed on the NYSE-Amex exchange.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by Greenestone Healthcare Corporation (“we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the quarter ended June 30, 2013.

Plan of Operation

During the next 12 months, the Company plans to continue its operations as a provider of addiction and after-care treatment services, as well as a provider of endoscopy and other specialized medical procedures at its various locations. The Company plans to focus on the growth of its existing business units while simultaneously paring costs in operations.

In 2013 and beyond, the Company plans to market the current endoscopy segment of the business to family practitioners, as they are a major referral source for the Company’s business. The Company also plans to begin a marketing campaign focused on corporations and insurance companies as referral sources, as well as create an Internet-based marketing campaign. Further, the Company plans to add additional specialist offices at the Company’s North York location, as well as an operating room, thereby providing the opportunity to deliver additional services to patients and increase overall revenue.

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

The Company entered into a 5-year lease commencing August 1, 2013, at its Endoscopy clinic at 5734 Yonge Street. The Company also entered into a 5-year lease commencing July 1, 2013, at 39 Pleasant Avenue. This space will house the addiction treatment center, which was previously at Yorkville location, and also serve as head office for the Company’s executive staff.

Results of Operations

For the Three Months Ended June 30, 2013, Compared to the Three Months Ended June 30, 2012

Revenue

During the three months ended June 30, 2013, revenues increased to $ 1,528,944, from $1,348,582 during the three months ended June 30, 2012, an increase of $180,362. This increase is mainly attributable to a steady increase in business volume since the Company began operations. Revenue from the endoscopy practice was $598,804, compared to revenue of $437,955 during the three months ended June 30, 2012, an increase of $160,849. Revenue in the mental health division for the three months ended June 30, 2013, was $ 930,140 compared to $910,628 for the three months ended June 30, 2012, an increase of $19,512. The Company believes that revenue will continue to grow steadily and the Company will become more profitable as most of its costs, such as rent and salaries and wages are relatively fixed, and therefore will reduce as a percentage as business volume grows.

Cost of Revenue

Our cost of revenue for the three months ended June 30, 2013, was $340,220, compared to $245,750 for the three months ended June 30, 2012, an increase of $94,470. The cost of revenue primarily represents payments made to the doctors for endoscopy procedures performed. These amounts are calculated based on amounts billed to the Ontario Ministry of Health under the Ontario Health Insurance Plan (OHIP). In general, the doctor performing the actual medical procedure will receive approximately 60% of the amount received from OHIP adjusted for amounts deducted from those amounts received for facility fees.

Gross Profit

During the three months ended June 30, 2013, gross profits increased to $1,188,725, from $1,102,832 during the three months ended June 30, 2012, an increase of $85,892. This increase is mainly attributable to an increase in business volume since the Company began operations.

Operating Expenses

Operating expenses for the three months ended June 30, 2013, were $1,538,999, compared to $1,467,168 for the three months ended June 30, 2012, an increase of $71,831. This increase in expenses is due to expensing of $117,630 in investor relations costs in the three month period ending June 30, 2013 compared to $0 for the three months ended June 30, 2012. Operating expenses for the three months ended June 30, 2013, primarily consisted of salaries and wages to medical support staff of $745,013; rent payments of $252,638; professional fees of $161,962; management fees of $48,850; and general and administrative expenses of $183,312.

Net Loss

During the three months ended June 30, 2013, the net loss was $350,275, compared to $364,336 during the three months ended June 30, 2012, a decrease of $14,061. This decrease is attributable to the steady increase in revenues and business operations, offset by the investor relations costs of $117,630 in the quarter. Going forward, the Company will no longer be incurring certain costs that are considered one-time costs associated with starting a business.

For the Six Months Ended June 30, 2013, Compared to the Six Months Ended June 30, 2012

Revenue

During the six months ended June 30, 2013, revenues increased to $ 2,973,268, from $ 2,605,993 during the six months ended June 30, 2012, an increase of $367,275. This increase is mainly attributable to a steady increase in business volume since the Company began operations. Revenue from the endoscopy practice was $1,137,191, compared to revenue of $880,948 during the six months ended June 30, 2012, an increase of $256,243. Revenue in the mental health division for the six months ended June 30, 2013, was $1,836,077 compared to $1,725,045 for the six months ended June 30, 2012, an increase of $111,032. The Company believes that revenue will continue to grow steadily and the Company will become more profitable as most of its costs, such as rent and salaries and wages are relatively fixed, and therefore will reduce as a percentage as business volume grows.

Cost of Revenue

Our cost of revenue for the six months ended June 30, 2013, was $633,543, compared to $496,928 for the six months ended June 30, 2012, an increase of 136,615. The cost of revenue primarily represents payments made to the doctors for endoscopy procedures performed. These amounts are calculated based on amounts billed to the Ontario Ministry of Health under the Ontario Health Insurance Plan (OHIP). In general, the doctor performing the actual medical procedure will receive approximately 60% of the amount received from OHIP adjusted for amounts deducted from those amounts received for facility fees.

Gross Profit

During the six months ended June 30, 2013, gross profits increased to $2,339,725, from $2,109,065 during the six months ended June 30, 2012, an increase of $230,660. This increase is mainly attributable to an increase in business volume since the Company began operations.

Operating Expenses

Operating expenses for the six months ended June 30, 2013, were $3,042,410, compared to $2,743,243 for the six months ended June 30, 2012, an increase of $299,167. This increase in expenses is partly due to investor relations costs of $ 176,780 in the six months ended June 30, 2013 compared to $ 0 for the six months ended June 30, 2012. The increase in expenses is also attributable to increased operations. Operating expenses for the six months ended June 30, 2013, primarily consisted of salaries and wages to medical support staff of $1,563,026; rent payments of $502,727; professional fees of $263,035; management fees of $98,420; and general and administrative expenses of $348,461.

Net Loss

During the six months ended June 30, 2013, the net loss was $ 702,685, compared to $634,178 during the six months ended June 30, 2012, an increase of $68,507. This increase is attributable to investor relations costs noted above. Going forward, the Company will no longer be incurring certain costs that are considered one-time costs associated with starting a business.

Liquidity and Capital Resources

The following table summarizes working capital at June 30, 2013, compared to June 30, 2012.

	June 30, 2013	June 30, 2012	Increase/ (Decrease)

Current Assets	$547,553	$536,186	$11,367

Current Liabilities	$4,108,788	$4,062,520	$46,268

Working Capital (Deficit)	$(3,561,235)	$(3,526,333)	$(34,902)

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

Accounts receivable at June 30, 2013 and June 30, 2012, was $430,431 and $311,179, respectively, representing an increase of $119,252. The Company earns a significant portion of revenues from the Ontario Ministry of Health for its ability to carry out its normal activities. These revenues account for approximately 37% of the Company’s consolidated sales for the six months ended June 30, 2013.

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

Cash

The Company’s policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition. The Company’s policy is to disclose restricted cash not available for current purposes.

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

The Company does not have assets or liabilities measured at fair value on a recurring basis at June 30, 2013, and June 30, 2012, respectively. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the three months period ended June 30, 2013 and June 30, 2012, respectively.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2013.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended June 30, 2013.

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

GREENESTONE HEALTHCARE CORP.

Date:	August 14, 2013	By:	/s/ Shawn E. Leon
			Name:	Shawn E. Leon
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2013	By:	/s/ Ken Lorimer
			Name:	Ken Lorimer
			Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

-17-