Form 10-Q
period 2013-09-30
GREENESTONE HEALTHCARE CORP
filed 2013-11-14
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2013

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

18 East 41st Street, 14th Floor

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of November 13, 2013, there were 35,559,297 shares outstanding of the registrant’s common stock.

Table of Contents	-1-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENESTONE HEALTHCARE CORPORATION

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Stated in USD)

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS
Consolidated Interim Balance Sheet	F-2
Consolidated Interim Statement of Changes in Stockholders’ Deficit	F-3
Consolidated Interim Statement of Operations	F-4
Consolidated Interim Statement of Cash Flows	F-5
Notes to the Consolidated Interim Financial Statements	F-6 - F-19

Table of Contents	-2-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

GreeneStone Healthcare Corporation

We have reviewed the accompanying consolidated interim balance sheet of GreeneStone Healthcare Corporation as of September 30, 2013, and the related consolidated interim statements of operations, changes in stockholders’ deficit and cash flows for the nine month period ended September 30, 2013. These consolidated interim financial statements are the responsibility of the Company’s management.

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

“Jarvis Ryan Associates”

Mississauga, Ontario, Canada

November 5, 2013

CHARTERED ACCOUNTANTS

LICENSED PUBLIC ACCOUNTANTS

Table of Contents	F-1

Greenestone Healthcare Corporation
Consolidated Interim Balance Sheet (Unaudited)
As at September 30, 2013
(Stated in USD)
	September 30, 2013	September 30, 2012	December 31, 2012
	(Unaudited)	(Unaudited)
ASSETS
CURRENT
Cash (note 3e)	$38,254	$—	$—
Accounts receivable (note 6)	471,749	301,460	380,043
Prepaid expenses	97,686	112,584	111,214
Inventory	27,471	19,061	16,169
Total Current Assets	635,160	433,105	507,426
Cash - Restricted (note 3e)	97,060	—	—
FIXED ASSETS (note 7, 9)	519,550	671,396	617,567
Total Assets	$1,251,770	$1,104,501	$1,124,993
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT
Bank indebtedness (note 18)	$—	$98,868	$70,803
Accounts payable and accrued liabilities	513,685	730,443	863,858
Harmonized sales tax payable	528,502	214,299	313,295
Withholding taxes payable	1,598,150	884,191	1,039,756
Deferred revenue	185,967	154,537	215,793
Convertible notes payable (note 8)	719,250	2,216,817	1,820,713
Current portion of auto loan payable (note 9)	8,028	8,135	8,129
Short-Term loan (note 10)	313,598	—	—
Related party notes (note 11)	366,271	186,561	190,484
Total Current Liabilities	4,233,451	4,493,851	4,522,831
LOAN PAYABLE (note 9)	31,941	41,473	38,917
Total Liabilities	4,265,392	4,535,324	4,561,748
STOCKHOLDERS' DEFICIT
Common stock; $0.01 par value, 500,000,000 shares authorized; 35,559,297 shares issued and outstanding (note 12)	355,593	237,676	272,343
Additional paid-in capital	7,590,144	6,305,876	6,642,530
Accumulated other comprehensive income (loss)	78,857	(103,291)	(47,726
Accumulated deficit	(11,038,216)	(9,871,085)	(10,303,902
Total Stockholders' Deficit	(3,013,622)	(3,430,824)	(3,436,755
Total Liabilities and Stockholders' Deficit	$1,251,770	$1,104,501	$1,124,993
COMMITMENTS (note 13)

Table of Contents	F-2

Greenestone Healthcare Corporation
Consolidated Interim Statement of Changes in Stockholders' Deficit (Unaudited)
For the Nine Months Ended September 30, 2013
(Stated in USD)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2011	13,521,568	$135,216	$5,716,666	$21,718	$(8,819,549)	$(2,945,949)
Common stock issued for convertible note	10,245,967	102,460	589,210			691,670
Foreign currency translation	—	—	—	(125,009)	—	(125,009)
Net loss, nine month period ended September 30, 2012	—	—	—	—	(1,051,536)	(1,051,536)
Balance, September 30, 2012	23,767,535	$237,676	$6,305,876	$(103,291)	$(9,871,085)	$(3,430,824)

Balance, December 31, 2012	27,234,279	$272,343	$6,642,530	$(47,726)	$(10,303,902)	$(3,436,755)
Common stock issued for convertible note (note 11)	8,325,018	83,250	947,614	—	—	1,030,864
Foreign currency translation	—	—	—	126,583	—	126,583
Net loss, nine month period ended September 30, 2013	—	—	—	—	(734,314)	(734,314)
Balance, September 30, 2013	35,559,297	$355,593	$7,590,144	$78,857	$(11,038,216)	$(3,013,622)

Table of Contents	F-3

Greenestone Healthcare Corporation
Consolidated Interim Statement of Operations (Unaudited)
For the Nine Months Ended September 30, 2013

(Stated in USD)

	Quarter ended September 30		Nine month period ended September 30
	2013	2012	2013	2012
Revenues	$1,705,196	$1,335,700	$4,678,464	$3,941,360
Cost of services provided	332,248	266,787	965,791	762,626
Gross margin	1,372,948	1,068,913	3,712,673	3,178,734

Operating expenses
Continuing education	—	6,892	—	26,489
Depreciation	47,009	60,306	136,486	166,322
General and administrative	118,314	110,448	381,100	393,987
Interest	71,696	18,764	157,370	44,597
Management fees (note 10)	48,157	50,307	146,577	129,701
Meals and entertainment	—	726	1,262	3,158
Medical records	—	66,738	—	94,041
Professional fees	50,719	28,965	313,754	86,201
Rent (note 10)	243,868	217,724	746,595	592,796
Salaries and wages	729,158	910,700	2,292,184	2,503,944
Subcontract fees	—	7,559	—	26,652
Supplies	87,770	4,536	243,392	133,808
Travel	7,887	2,606	28,267	28,574
Total operating expenses	1,404,578	1,486,271	4,446,987	4,230,270

Net loss applicable to common shareholders	(31,630)	(417,358)	(734,314)	(1,051,536)

Accumulated other comprehensive loss
Foreign currency translation adjustment	(55,323)	(135,836)	126,583	(125,009)

Total comprehensive loss	$(86,953)	$(553,194)	$(607,731)	$(1,176,545)

Basic and diluted loss per common share	0	-0.03	-0.02	-0.07

Weighted average outstanding	35,464,123	15,263,542	31,485,404	14,392,555

Table of Contents	F-4

Greenestone Healthcare Corporation

Consolidated Interim Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2013

(Stated in USD)

	Quarter ended September 30,		Nine Month Period Ended September 30,
	2013	2012	2013	2012
Operating activities
Net loss	$(31,630)	$(417,358)	$(734,314)	$(1,051,536)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	$47,009	$60,306	$136,486	$166,322
Management fees	—	—	—	$129,701
	$15,379	$(357,052)	$(597,828)	$(755,513)
Changes in operating assets and liabilities
Accounts receivable	$(41,318)	$9,719	$(91,706)	$(113,037)
Harmonized sales tax	$114,137	$60,737	$215,207	$220,232
Prepaid expenses	$2,989	$(16,966)	$13,525	$(28,861)
Inventory	$(18,006)	$(2,221)	$(11,302)	$(7,277)
Accounts payable and accrued liabilities	$(493,491)	$94,629	$(350,173)	$97,947
Withholding taxes payable	$322,561	$261,557	$558,394	$614,074
Deferred revenue	$25,581	$(81,716)	$(29,826)	$37,845
Net cash provided by (used in) operating activities	$(72,168)	$(31,313)	$(293,709)	$65,410

Investing activities
Purchase of fixed assets	$(39,521)	$(83,001)	$(38,468)	$(196,666)
Net cash provided by (used in) investing activities	$(39,521)	$(83,001)	$(38,468)	$(196,666)

Financing activities
Proceeds of loan payable	$312,866	$49,608	$306,523	$49,608
Repayment of convertible notes payable	$(139,827)	$71,644	$(1,101,463)	$(411,860)
Proceeds from issuance of common stock	$3,019	—	$83,250	$102,460
Proceeds from additional paid-in capital	$42,270	—	$947,614	$589,210
Proceeds from related party notes	$(18,060)	$(82,518)	$175,787	$(143,740)
Net cash provided by (used in) financing activities	$200,268	$38,734	$411,711	$185,678

Effect of exchange rate on cash	$(55,323)	$(135,836)	$126,583	$(125,009)
Net change in cash	$33,256	$(211,416)	$206,117	$(70,587)
Beginning cash balance (deficiency)	$102,058	$112,548	$(70,803)	$(28,281)
Ending cash balance ( Including restricted )	$135,314	$(98,868)	$135,314	$(98,868)
Supplemental cash flow information
Cash paid for interest	$71,696	$18,764	$157,370	$44,597
Cash paid for income taxes	$—	$—	$—	$—

Table of Contents	F-5

Notes to Consolidated Interim Financial Statements

1. Nature of Business

GreeneStone Healthcare Corporation (the “Company”) was incorporated under the laws of the State of Colorado, USA, on April 1, 1993. Effective May 2012, the Company changed its corporate name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation. As of September 30, 2013, the Company owns 100% of the outstanding shares of each of 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc., both of which were incorporated in 2010 under the laws of the province of Ontario, Canada. 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc. provide medical services to various patients in clinics located in two regions in Ontario, Canada; the City of Toronto and the regional municipality of Muskoka. These consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

2. Going Concern

The Company’s consolidated interim financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at September 30, 2013 the Company has a working capital deficiency of $3,598,291 and accumulated deficit of $11,038,216. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and, or debt financing in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated interim financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

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

The Company’s subsidiaries functional currency is the Canadian dollar, while the Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into US dollars in accordance with ASC 830, “Foreign Currency Translation” as follows:

(i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;
(ii)	Equity at historical rates; and
(iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Table of Contents	F-6

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

(d) Non-Monetary Transactions

The Company’s policy is to measure an asset exchanged or transferred in a non-monetary transaction at the more reliable measurement of the fair value of the asset given up and the fair value of the asset received, unless:

Table of Contents	F-7

(i)	The transaction lacks commercial substance;
(ii)	The transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange;
(iii)	Neither the fair value of the asset received nor the fair value of the asset given up is reliably measurable; or
(iv)	The transaction is a non-monetary, non-reciprocal transfer to owners that represents a spin-off or other form of restructuring or liquidation.

(e) Cash

The Company’s policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition.

The Company has $97,060 in restricted cash held by their bank to cover against the possibility of services not performed.

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

Financial assets measured at amortized cost include cash and accounts receivable. Financial liabilities measured at amortized cost include bank indebtedness, accounts payable and accrued liabilities, harmonized sales tax payable, withholding taxes payable, convertible notes payable, loan payable, short term loan and related party notes.

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

Table of Contents	F-8

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

The Company does not have assets or liabilities measured at fair value on a recurring basis at September 30, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the nine month period ended September 30, 2013.

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

Table of Contents	F-9

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

(m) Share Based Expenses

ASC 718 “Compensation - Stock Compensation” codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights that may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (i) the option to settle by issuing equity instruments lacks commercial substance or (ii) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity - Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (i) the goods or services received; or (ii) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

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

5. Financial Instruments

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, September 30, 2013.

Table of Contents	F-10

(a) Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Financial instruments that subject the Company to credit risk consist primarily of accounts receivable.

With respect to accounts receivable of $471,749 (December 31, 2012: $380,043), the Company receives most of its revenues in 1816191 Ontario Inc. from the Ontario Ministry of Health and Long-Term Care, a provincially regulated program (See Note 6). The Company performs frequent reviews of billing reports submitted to the Ontario Ministry of Health and Long-Term Care, to ensure accuracy and filing on a timely basis. Allowances are provided for potential losses that have been incurred at the balance sheet date.

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

(b) Liquidity Risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $3,598,291 and accumulated deficit of $11,038,216. As disclosed in Note 2, the Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

In the opinion of management, liquidity risk associated with bank indebtedness of $0 (December 31, 2012: $70,803) is assessed as low, with zero bank indebtedness at September 30, 2013. The Company ensures that financial liabilities are placed with a financial institution with a high credit rating in order to mitigate the risk.

(c) Market Risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

Table of Contents	F-11

(d) Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is not exposed to interest rate risk on its bank indebtedness as there is a balance of $0 at September 30, 2013. This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

(e) Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as its subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. Most of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at September 30, 2013, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $37,000 increase or decrease in the Company’s after-tax net loss, respectively. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

6. Accounts Receivable

The consolidated accounts receivable balance consists primarily of amounts due from the following parties:

	September 30, 2013	September 30, 2012	December 31, 2012
The Ontario Ministry of Health and Long-Term Care	$266,435	$180,108	$181,129
Treatment Program	191,879	71,279	115,914
Outpatient Services	—	45,798	59,683
Other Accounts Receivable	13,435	4,275	23,317
	$471,749	$301,460	$380,043

The Company is economically dependent on and earns a significant portion of revenues from the Ontario Ministry of Health for its ability to carry out its normal activities. These revenues account for 36% of the Company’s consolidated revenue in the nine month period ending September 30, 2013 (December 31, 2012: 35%).

Table of Contents	F-12

7. Fixed Assets

			Net Book Value
	Cost	Accumulated Amortization	September 30, 2013	September 30, 2012	December 31, 2012
Computer equipment	$21,889	$9,464	$12,425	$18,085	$16,602
Computer software	26,750	25,761	989	8,882	4,096
Furniture and equipment	422,802	206,515	216,287	286,975	264,476
Medical equipment	358,063	194,931	163,132	225,889	205,697
Vehicles	69,760	18,886	50,874	44,875	42,472
Leasehold improvements	151,605	75,762	75,843	86,690	84,224
	$1,050,869	$531,319	$519,550	$671,396	$617,567

Table of Contents	F-13

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

The Company has the following convertible notes outstanding.

Note	Amount	Issuance Date	Conversion Price in USD	Number of Shares*	Effect on Dilution	Maturity Date

1	48,530	October 26, 2011	$0.10	485,300	1.36%	October 26, 2013
2	97,060	October 31, 2011	$0.15	647,067	1.82%	October 31, 2013
3	67,942	November 24, 2011	$0.15	452,947	1.27%	November 24, 2013
4	14,559	November 30, 2011	$0.15	97,060	0.27%	November 30, 2013
5	14,559	November 30, 2011	$0.15	97,060	0.27%	November 30, 2013
6	22,906	November 30, 2011	$0.15	152,708	0.43%	November 30, 2013
7	25,160	December 31, 2011	$0.15	167,733	0.47%	December 31, 2013
8	19,412	December 31, 2011	$0.15	129,413	0.36%	December 31, 2013
9	9,706	December 31, 2011	$0.15	64,707	0.18%	December 31, 2013
10	21,839	December 31, 2011	$0.15	145,590	0.41%	December 31, 2013
11	43,677	December 31, 2011	$0.15	291,180	0.82%	December 31, 2013
12	48,530	December 31, 2011	$0.15	323,533	0.91%	December 31, 2013
13	19,412	December 31, 2011	$0.15	129,413	0.36%	December 31, 2013
14	14,559	December 31, 2011	$0.15	97,060	0.27%	December 31, 2013
15	50,000	January 15, 2012	$0.20	250,000	0.70%	January 15, 2014
16	9,706	January 24, 2012	$0.20	48,530	0.14%	January 24, 2014
17	7,280	January 26, 2012	$0.20	36,398	0.10%	January 26, 2014
18	29,118	January 31, 2012	$0.20	145,590	0.41%	January 31, 2014
19	9,706	February 10, 2012	$0.20	48,530	0.14%	February 10, 2014
20	97,060	April 18, 2012	$0.45	215,689	0.61%	April 18, 2014
21	48,530	May 31, 2012	$1.00	48,530	0.14%	May 31, 2014

	$719,250			4,074,037

*The actual number of shares issued if converted will vary depending on the exchange rate at time of conversion.

During the nine month period ended September 30, 2013, the Company issued 8,325,018 common shares from convertible notes payable at an average conversion rate of $0.12 per share.

Table of Contents	F-14

On September 30, 2013 convertible debentures totaling $45,289 had matured and were to be converted to restricted shares. This is dependent on a Directors Resolution being issued by the Company. As of the date of our report a Directors Resolution had not been formally issued. The Board of Directors has indicated that in due time they will pass the resolution. Since the convertible debentures include an automatic conversion on maturity feature, and to accurately reflect the maturity of the debt and conversion to shares as of September 30, 2013, the financial information presented in these consolidated interim financial statements has treated the debt of $45,289 as matured and converted into restricted shares totaling 301,930.

9. Loan Payable

The Company has an automobile loan payable bearing interest at 4.49% with blended monthly payments of $835 that matures March 2018. The loan is secured by the vehicle with a net book value as at September 30, 2013 of $34,125. Estimated principal re-payments to December 31st are as follows:

2013	$2,388
2014	$8,210
2015	$8,586
2016	$8,980
2017	$9,391
Thereafter	$2,414
$39,969

10. Short Term Loan

The Company entered into 3 short term loan agreements during the period totalling $313,598.

Loan 1 is with Asher Enterprises Inc. The Company issued a $59,621 convertible promissory note for cash consideration. This note bears 8% annual interest and is due April 15, 2014. The Company has the option to prepay the whole principal amount plus interest plus an interest premium within 180 days of issue date. At conversion, the conversion price is calculated by taking 61% of the lowest 3 trading prices during the ten day trading period prior to conversion date. The Company has repaid this loan in full.

Loan 2 is with JMJ Financial in the amount of $97,795 with an interest rate of 12%. The lender has the right, at any time after 180 days from effective date to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock.

Loan 3 is with Robert Salna in the amount of $156,182 and was repaid on October 1, 2013.

11. Related Party Transactions

The balance due to related party as at September 30, 2013, to Greenestone Clinic Inc. The Company is related to Greenestone Clinic Inc. as it is controlled by one of the Company’s directors. The balance owing is non-interest bearing, not secured and has no specified terms of repayment.

Table of Contents	F-15

The Company had management fees totaling $146,577 during the nine month period ended September 30, 2013 (September 30, 2012: $129,701), to the director for services which are included in management fees.

The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. at market terms. During the nine month period ended September 30, 2013, the Company had rent expense of $410,858 (September 30, 2012: $299,310) to Cranberry Cove Holdings Ltd. Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder being a director of the Company.

All related party transactions occur in the normal course of operations and are measured at the exchange amount, as agreed upon by the related parties.

12. Stockholders’ Deficit

(a) Authorized Common Shares

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

(b) Issued Common Shares

The Company has a total of 35,559,297 issued and outstanding common shares as at September 30, 2013. In the prior year, the Company had 23,767,535 issued and outstanding common shares at September 30, 2012. The Company issued 8,325,018 common shares during the nine month period ended September 30, 2013, at $0.01 per share and with paid in capital of $947,614.

(c) Net Loss Per Common Share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period. The weighted-average number of common shares outstanding during each year is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive. Dilutive potential common shares are additional common shares that will be exercised. Basic net loss per common share is based on the weighted average number of shares of common shares outstanding during the nine month period ended September 30, 2013.

Table of Contents	F-16

13. Commitments

The Company is committed under three non-cancellable operating lease agreements for rental of premises. The rental of premise agreement for the subsidiary, 1816191 Ontario Inc. which expires July 2018 and the premise agreements for the subsidiary, Greenestone Clinic Muskoka Inc. which expires June 2018 and March 2016 (See Note 11).

Future minimum annual payment requirements are as follows:

2013	$205,483
2014	821,940
2015	841,389
2016	374,102
2017	216,653
2018	120,792
$2,580,359

14. Income Taxes

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the nine month period ended September 30, 2013, applicable under ASC 740. As a result of the adoption of ASC 740, the Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The components of the Company’s future tax asset as at September 30, 2013, September 30, 2012 and December 31, 2012 are as follows:

	September 30, 2013	September 30, 2012	December 31, 2012
Net operating loss carry forward	$11,038,216	$9,871,085	$10,303,902
Valuation allowance	(11,038,216)	(9,871,085)	(10,303,902)
Net future tax asset	$—	$—	$—

Table of Contents	F-17

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	September 30, 2013	September 30, 2012	December 31, 2012
Tax at statutory rate	$257,010	$368,038	$519,529
Valuation allowance	(257,010)	(368,038)	(519,529)
Net future tax asset	$—	$—	$—

The Company did not pay any income taxes during the nine month period ended September 30, 2013, September 30, 2012 and the year ended December 31, 2012.

The net federal operating loss carry forwards will expire in 2023 through 2032. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

15. Management of Capital

The Company’s objectives of capital management are to safeguard its ability to support the Company’s normal operating requirements on an ongoing basis. The Company defines capital as the total of its total assets less total liabilities.

The Company manages its capital structure and makes adjustments in light of changes in its economic environment and the risk characteristics of the Company’s assets. To effectively manage the Company’s capital requirements, the Company has in place a planning, budgeting and forecasting process to help determine the funds required to ensure the Company has the appropriate liquidity to meet its operating and growth objectives. The Company is dependent upon the raising of additional capital through placement of common shares, and, or debt financing to support its normal operating requirements. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. As of September 30, 2013, there was no externally imposed capital requirement to which the Company is subject and with which the Company has not complied.

16. Asset Retirement Obligations

As at September 30, 2013, the Company has no legal obligations associated with the retirement of its tangible long-lived assets that it is required to settle.

Table of Contents	F-18

17. Segmented Information

The Company has two reportable segments: gastrointestinal clinical services and addiction and rehabilitation treatments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (See Note 3). The Company evaluates performance based on profit or loss from operations before income taxes not including non-recurring gains and losses and foreign exchange gains and losses. The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each business requires different technology, specialists and marketing strategies.

	Gastrointestinal Clinical Services	Addiction and Rehabilitation Treatments	Other Segments	Total
Revenues from external customers	$1,726,209	$2,952,255	$—	$4,678,464
Depreciation of fixed assets	51,205	85,281	—	136,486
Interest and fees expense	11,847	145,523	—	157,370
Segment loss	(88,916)	(630,398)	(15,000)	(734,314
Segment assets	583,776	667,994	—	1,251,770

18. Bank Indebtedness

The Company does not have any operating line of credit facility or bank overdraft feature with any of its bank accounts.

19. Subsequent Events

The Company has decided to move forward with a multi-year lease extension at its facility which will allow the Company to make the investment to expand into providing surgical procedures such as gastric banding and non-related procedures such as plastic surgery.

Table of Contents	F-19

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the quarter ended September 30, 2013.

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

Table of Contents	-3-

At the end of 2012, the Company’s endoscopy business segment at the Yonge Street Facility was only operating at approximately 40% of its potential capacity. During 2013, the Company plans to expand the operations at the Yonge Street Facility in order to maximize potential revenues. As part of the new lease agreement for the Yonge Street facility, the Company will receive a CDN $50,000 improvement allowance from the landlord and a CDN $75,000 loan for improvements and equipment over the five-year term of the lease.

The Company believes that it will need a minimum of $2,000,000 to cover its planned operations over the next 12 months. This estimate includes (i) $200,000 for marketing; (ii) $250,000 for leasehold improvements at its North York facility; and (iii) 1,550,000 for tax obligations.

In 2012, in an attempt to hire top talent in the addiction treatment segment of its business, the Company hired excess employees in the start-up phase. The Company has already replaced its initial U.S.-based clinical team with a permanent Canadian-based team, the best of which have been retained as the core of the Company’s current clinical team. We believe that the additional reductions in staffing the Company plans to make to its existing operations in 2013, in order to increase operational efficiency, will result in a net reduction in payroll of approximately $1,000,000 in 2013, compared to 2012. These reductions do not factor in any future acquisitions the Company may make in 2013 and beyond.

In addition to planned staff reductions, the Company plans to reduce rent expenses in 2013. On April 1, 2013, a rent increase to the Company’s mental health and addiction treatment center property in Bala, Ontario (the “Bala Property”) raised the monthly lease payment to $55,000. In 2013, the Company plans to purchase the Bala Property from property’s current owner, Cranberry Cove Holdings Ltd., and refinance the existing debt on the Bala Property.

The Company entered into a five-year lease commencing August 1, 2013, at its endoscopy clinic at 5734 Yonge Street. The Company also entered into a five-year lease commencing on July 1, 2013, at 39 Pleasant Avenue. This leased space will house the Company’s addiction treatment center, which was previously at its Yorkville location, and will also serve as the head office for executive staff.

Results of Operations

For the Three Months Ended September 30, 2013, Compared to the Three Months Ended September 30, 2012

Revenue

During the three months ended September 30, 2013, revenues increased to $1,705,196, from $1,335,700 during the three months ended September 30, 2012, an increase of $369,496. This increase is mainly attributable to a steady increase in business volume since the Company began operations. Revenue from the endoscopy practice was $589,878, compared to revenue of $465,668 during the three months ended September 30, 2012, an increase of $124,210. Revenue in the mental health division for the three months ended September 30, 2013, was $1,115,318, compared to $870,032 for the three months ended September 30, 2012, an increase of $ 245,286. The Company believes that revenue will continue to grow steadily and the Company will become more profitable as most of its costs, such as rent and salaries and wages are relatively fixed, and therefore will reduce as a percentage as business volume grows.

Table of Contents	-4-

Cost of Revenue

Our cost of revenue for the three months ended September 30, 2013, was $332,248, compared to $266,787 for the three months ended September 30, 2012, an increase of $65,461. The cost of revenue primarily represents payments made to the doctors for endoscopy procedures performed. These amounts are calculated based on amounts billed to the Ontario Ministry of Health under the Ontario Health Insurance Plan (OHIP). In general, the doctor performing the actual medical procedure will receive approximately 60% of the amount received from OHIP adjusted for amounts deducted from those amounts received for facility fees.

Gross Profit

During the three months ended September 30, 2013, gross profits increased to $1,372,948, from $1,068,913 during the three months ended September 30, 2012, an increase of $304,035. This increase is mainly attributable to an increase in business volume since the Company began operations.

Operating Expenses

Operating expenses for the three months ended September 30, 2013, were $1,404,578, compared to $1,486,271 for the three months ended September 30, 2012, a decrease of $81,693.

Net Loss

During the three months ended September 30, 2013, the net loss was $31,630, compared to $417,358 during the three months ended September 30, 2012, a decrease of $385,728. This decrease is attributable to the steady increase in revenues and business operations.

For the Nine Months Ended September 30, 2013, Compared to the Nine Months Ended September 30, 2012

Revenue

During the nine months ended September 30, 2013, revenues increased to $4,678,464, from $3,941,360 during the nine months ended September 30, 2012, an increase of $737,104. This increase is mainly attributable to a steady increase in business volume since the Company began operations. Revenue from the endoscopy practice was $1,726,209, compared to revenue of $1,346,476 during the nine months ended September 30, 2012, an increase of $379,733. Revenue in the mental health division for the nine months ended September 30, 2013, was $2,952,255 compared to $2,594,884 for the nine months ended September 30, 2012, an increase of $357,371. The Company believes that revenue will continue to grow steadily and the Company will become more profitable as most of its costs, such as rent and salaries and wages are relatively fixed, and therefore will reduce as a percentage as business volume grows.

Table of Contents	-5-

Cost of Revenue

Our cost of revenue for the nine months ended September 30, 2013, was $965,791, compared to $762,626 for the nine months ended September 30, 2012, an increase of 203,165. The cost of revenue primarily represents payments made to the doctors for endoscopy procedures performed. These amounts are calculated based on amounts billed to the Ontario Ministry of Health under the Ontario Health Insurance Plan (OHIP). In general, the doctor performing the actual medical procedure will receive approximately 60% of the amount received from OHIP adjusted for amounts deducted from those amounts received for facility fees.

Gross Profit

During the nine months ended September 30, 2013, gross profits increased to $3,712,673, from $3,178,734 during the nine months ended September 30, 2012, an increase of $533,939. This increase is mainly attributable to an increase in business volume since the Company began operations.

Operating Expenses

Operating expenses for the nine months ended September 30, 2013, were $4,446,987, compared to $4,230,270 for the nine months ended September 30, 2012, an increase of $216,717. This increase in expenses is partly due to investor relations costs of $175,658 in the nine months ended September 30, 2013, compared to $9,983 for the nine months ended September 30, 2012.

Net Loss

During the nine months ended September 30, 2013, the Company incurred a net loss of $734,314, compared to $1,051,536 during the nine months ended September 30, 2012, a decrease in net loss of $317,222.

Liquidity and Capital Resources

The following table summarizes working capital at September 30, 2013, compared to September 30, 2012:

	September 30, 2013	September 30, 2012	Increase/(Decrease)

Current Assets	$635,160	$433,105	$202,055

Current Liabilities	$4,233,451	$4,493,852	$(260,401)

Working Capital (Deficit)	$(3,598,291)	$(4,060,747)	$462,456

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

Table of Contents	-6-

Accounts receivable at September 30, 2013 and September 30, 2012, was $471,749 and $301,460, respectively, representing an increase of $170,289. The Company earns a significant portion of revenues from the Ontario Ministry of Health for its ability to carry out its normal activities. These revenues account for approximately 36% of the Company’s consolidated sales for the nine months ended September 30, 2013.

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

Revenue Recognition

The Company recognizes revenue for the rendering of services when they are earned; specifically when all the following conditions are met:

•	the significant risks and rewards of ownership are transferred to customers and the Company retains neither continuing involvement nor effective control;
•	there is clear evidence that an arrangement exists;
•	the amount of revenue and related costs can be measured reliably; and
•	it is probable that the economic benefits associated with the transaction will flow to the Company.

Table of Contents	-7-

In particular, the Company recognizes:

•	Fees for gastrointestinal clinical services, out-patient counseling, coaching, intervention, psychological assessments and other related services when patients receive the service; and
•	Fees for in-patient addiction treatments proportionately over the term of the patient’s treatment.

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

The Company’s policy is to disclose restricted cash not available for current purposes.

Accounts Receivable

The Company’s policy is to disclose accounts receivable net of a reserve for doubtful accounts.

Table of Contents	-8-

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

The Company does not have assets or liabilities measured at fair value on a recurring basis at September 30, 2013, and September 30, 2012, respectively. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the nine months period ended September 30, 2013 and September 30, 2012, respectively.

Table of Contents	-9-

Fixed Assets

Fixed assets are recorded at cost. Depreciation is calculated on the declining balance method at the following annual rates:

Computer equipment	30%
Computer software	100%
Furniture and equipment	30%
Medical equipment	25%
Vehicles	30%

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

Table of Contents	-10-

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Table of Contents	-11-

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	-12-

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2013.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended September 30, 2013.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Table of Contents	-13-

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation **

101.DEF	Taxonomy Extension Definition **

101.LAB	Taxonomy Extension Labels **

101.PRE	Taxonomy Extension Presentation **

* filed herewith

** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Table of Contents	-14-

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENESTONE HEALTHCARE CORP.

Date:	November 14, 2013	By:	/s/ Shawn E. Leon
			Name:	Shawn E. Leon
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2013	By:	/s/ Ken Lorimer
			Name:	Ken Lorimer
			Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Table of Contents	-15-