Form 10-K/A
period 2012-12-31
GREENESTONE HEALTHCARE CORP
filed 2014-01-07
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

GreeneStone Healthcare Corporation, a Colorado corporation (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on April 1, 2013 (the “Form 10-K”), in response to a comment from the Commission staff related to the auditor’s report provided in our original filing. No other changes have been made in this Amendment to the Form 10-K other than to (i) provide a revised auditor report and (ii) update the certifications required by the Sarbanes-Oxley Act of 2002. This Amendment speaks as of the original date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

Item 8. Financial Statements and Supplementary Data.

GREENESTONE HEALTHCARE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Stated in U.S. $)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

GreeneStone Healthcare Corporation:

We have audited the accompanying consolidated balance sheet of GreeneStone Healthcare Corporation (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Use of estimates (cont’d)

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

14. Management of capital (cont’d)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENESTONE HEALTHCARE CORP.

Date: January 7, 2014	By:	/s/ Shawn E. Leon
Name: Shawn E. Leon
Title: Chief Executive Officer (Principal Executive Officer)

Date: January 7, 2014	By:	/s/ Ken Lorimer
Name: Ken Lorimer
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Shawn E. Leon	Chief Executive Officer (Principal Executive Officer)	January 7, 2014
Shawn Leon	President, Director

/s/ Dr. Luke Fazio	Director	January 7, 2014
Dr. Luke Fazio

/s/ Michael Howlett	Director	January 7, 2014
Michael Howlett

/s/ Ken Lorimer	Chief Financial Officer (Principal Financial Officer)	January 7, 2014
Ken Lorimer	(Principal Accounting Officer)

-3-