Form 10-K
period 2013-12-31
GREENESTONE HEALTHCARE CORP
filed 2014-03-28
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Table of Contents

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Issuer’s revenues for its most recent fiscal year were approximately $ 5,962,304.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2013, based on a closing price of $ .30 was approximately $ 9,518,000. As of March 19, 2014, the registrant had 35,065,245 shares of its common stock, par value $0.01 per share, outstanding.

Prepared By:

Sunny J. Barkats, Esq.

JSBarkats, PLLC

18 East 41st Street, 14th Floor

New York, NY 10017

P: (646) 502-7001

F: (646) 607-5544

www.JSBarkats.com

Table of Contents	i

GREENESTONE HEALTHCARE CORP.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2013

Table of Contents	ii

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

Corporate Structure

The Company currently has two operating subsidiaries, both of which are 100% wholly-owned.

Table of Contents	1

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

Toronto Aftercare and Intensive Out-Patient Addiction Treatment Program

In March 2012, the Company entered into a lease for premises at 39 Hazelton Avenue in Toronto, Ontario for the operation of an aftercare and intensive out-patient addiction treatment program. The Company, through its subsidiary Greenestone Muskoka, hired addiction therapist Andrew Galloway on April 1, 2012, to run the outpatient operation (“Greenestone Yorkville”). This operation provides follow up and aftercare services for clients of the Greenestone Muskoka Treatment Center, as well as clients that have been to other treatment centers. Clients attend these services twice per week and are billed monthly. Greenestone Yorkville also offers one-on-one counseling for clients that have not been to treatment centers and those that have. The outpatient program for this center is designed for those clients that are able to maintain sobriety while still living at home. The company moved from Hazelton Avenue to Pleasant Boulevard in early 2013, with the same services being offered. Greenestone St. Clair currently has four employees.

North York Endoscopy Unit

The North York Endoscopy unit which runs at the Company’s North York location has been operating since June 25, 2010. The primary business at this location is the performance of gastroscopy and colonoscopy procedures. Patients are referred to the clinic by family physicians for the purpose of exploratory endoscopy services. Patients come to this location for an initial consult with a specialist that will perform the procedure. Once the specialist determines if the patient is a candidate for the out-of-hospital procedure, the patient will be scheduled for a procedure. Approximately 15 patients will be scheduled per specialist each day. The Company has two procedure rooms set up, with a third operational in Q1 2014. The procedure team includes a recovery room nurse, a procedure room nurse, an anesthetist, a specialist and an equipment technologist. This team is assembled from a pool of approximately thirty nurses, doctors and technologists. Procedures may take anywhere from fifteen minutes to one

Table of Contents	2

hour. The procedure team is only scheduled when procedures are scheduled. The clinic employs an office manager and four full time staff that work in reception and manage the administration of the clinic and one full time nurse manager.

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

Castelli Clinic

In August 2013 the Company assumed control of the Castelli clinic from Dr. Mario Castelli. Dr. Castelli, a gastroenterologist, ran his own endoscopy clinic up until 2012 and shut down due to the high cost of CPSO compliance. He continued with his consultations and did his procedures at other clinics including the Company's clinics. His consultation practice is what the Company purchased in 2013. Dr. Castelli continues to do consultations at the clinic and does all of his procedures at the Company's two endoscopy clinics.

Employees

As of December 31, 2013, the Company had no employees and approximately 60 employees working for its two subsidiaries, not including doctors. Two management employees were split between the two subsidiaries. There were 5 full time employees working for 1816191 and 15 part time employees working on any procedure day. There were 37 full time employees working for Greenestone Muskoka.

Marketing

In 2014, the Company has implemented a formal marketing plan. The two primary lines of business are the endoscopy business and the addiction treatment business. They require unique initiatives for marketing. The endoscopy business relies heavily on family physician referrals. The Company has determined that the most effective method of securing referrals is to form one-on-one relationships between the physicians and the specialists. This is a time consuming process, but since it has started in 2012, the Company has steadily grown the base of referring physicians.

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

Table of Contents	3

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

The treatment business gets about 70% of its clients via the Internet. This was the single biggest focus for the marketing team in 2013 and continues into 2014. Search Engine Optimization (SEO) is very important and the Company aggressively seeks the maximum cost/benefit relationships with specialist firms that can help in this effort. We believe our efforts in 2013 were successful and effective using this model. We do not believe that it is cost effective to market through traditional channels such as TV, radio or print advertising at this time.

Competition

Endoscopy – There are numerous private endoscopy clinics in the Greater Toronto Area including endoscopy suites in all of the local area hospitals. Referring physicians have choices where they can refer their patients. Most hospitals have very long wait times and most of the private clinics have shorter wait times. The North York, Albany and Bay Street clinics feature traditionally short wait times, which is an important advantage especially to procedures that are urgent. Easy access is also an issue with hospitals as they are not located close to transit and have high parking fees. Both of our endoscopy clinics are next to subway stations and our North York clinic has free parking. The hospitals generally have the newest generation of equipment while many of the private clinics will have third or fourth generation equipment. The Company clinics have 2nd generation equipment that is no more than three or four years old and well maintained. There is an expectation that government spending cuts will eventually push the endoscopy clinics out of the hospitals into privately run out-of-hospital facilities. The government will want only well established and larger centers to take over this business and the Company is well positioned to grow from this expected trend.

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

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable.

Table of Contents	4

Item 2. Properties.

Greenestone Executive Offices and Endoscopy Unit

The Company’s executive offices are located at 5734 Yonge Street, Suite 300, Toronto, Ontario, Canada M2M 4E7. The space is approximately 8,000 sq. ft. and takes up the entire third floor of the building (the “Yonge Street Facility”). This facility is leased by 1816191 and the primary activity at this facility is endoscopy procedures with expansion being done in late 2014 to enable other surgical procedures such as plastic surgery. The lease expires on July 31, 2018.

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

Castelli Clinic

The company has a month to month agreement with the Lockwood Clinic.

Toronto Aftercare and Addiction Treatment Program

The Company entered into a 5 year lease commencing July 1, 2013 at 39 Pleasant Boulevard in Toronto, this space will house the addiction treatment center, which was previously at Yorkville location, and also serve as head office for executive staff of the addiction treatment team.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Table of Contents	5

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

Period Ending December 31, 2013
Quarter Ended	High $	Low $

March 30	0.50	0.12

June 30	0.33	0.10

September 30	0.15	0.02

December 31	0.32	0.06

Period Ending December 31, 2012
Quarter Ended	High $	Low $

March 30	0.95	0.70

June 30	1.41	0.85

September 30	1.71	1.37

December 31	1.83	0.05

Quotations on the OTCBB reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

(b) Holders

The number of record holders of the Company’s common stock as of December 31, 2013, was approximately 472. The Depository Trust and Clearing Corporation held 3,671,326 shares for approximately 228 shareholders as of December 31, 2013.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.\

Table of Contents	6

(d) Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2013, no securities were authorized for issuance under compensation plans previously approved by security holders.

Recent Sales of Unregistered Securities

The following summaries are the securities transactions during the fiscal year ended December 31, 2013:

On May 13, 2013 the company entered into a promissory note with JMJ Financial where the company received $75,000. If the note was not repaid within 180 days JMJ Financial could convert into company shares the principal amount plus interest based on a formula of the lower of 30 cents or 70% of the lowest trade price in the 25 trading days previous to conversion. In November and December 2013 JMJ converted $28,792 of this note to receive 800,00 shares.

On April 2, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation (“Asher”) whereby the Company entered into a Convertible Note with Asher. The Note has since been fully paid and the Securities Purchase Agreement terminated and the Convertible Note cancelled.

On July 25, 2013 the Company entered into another Securities Purchase Agreement with Asher which also contained a Convertible Note for $63,000 bearing an interest rate of 8% and is due and payable on April 15, 2014, with the option to prepay. After 180 days from the issuance of the Convertible Note, the principal balance is convertible into shares of the Company’s common stock. The conversion price is equal to the Market Price of the Company’s common stock as defined in the Convertible Note multiplied by 61%. The Note has since been fully paid and the Securities Purchase Agreement terminated and the Convertible Note cancelled.

On December 24, 2013 the company sold 500,000 shares to Kirk Moulton at a share price of 8.5 cents a share and also 500,000 warrants that are exercisable for three years from December 19, 2013, at an exercise price of US$0.15 per share.

On December 24, 2013 the company sold 1,000,000 shares to Irwin Zalcberg at a share price of 8.5 cents a share and also 1,000,000 warrants that are exercisable for three years from December 19, 2013, at an exercise price of US$0.15 per share.

Rule 10B-18 Transactions

During the year ended December 31, 2013, there were no repurchases of the Company’s common stock by the Company.

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

Table of Contents	7

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the year ended December 31, 2013.

Table of Contents	8

Plan of Operation

During the next twelve months, the Company plans to continue its operations as a provider of addiction and after-care treatment services, as well as a provider of endoscopy and other specialized medical procedures at its various locations. The Company plans to focus on the growth of its existing business units while simultaneously paring costs in operations.

The company has announced plans to merge its addiction treatment side of the business ( Greenestone Clinic Muskoka ) into a private entity in exchange for cash and shares of the private entity. This letter of intent is non-binding and the company has agreed to that the transaction will be a simultaneous signing and closing once all aspects of the transaction have been agreed to. This could potentially be finalized in Q1 or Q2 of 2014. If this transaction is completed the company will no longer be a direct operator of addiction and mental health services but will be a minority partner in a privately held addiction business which in total will be much larger than it is currently operation. The company will look to potentially operate or hold interest addiction treatment businesses in the United States.

Dependant on the merger occurring, a non binding letter of intent to acquire and hold the Bala property that its addiction treatment center is operated in, which will be leased out to new private entity.

In 2014, the Company plans to aggressively market the current endoscopy segment of the business to family practitioners, as they are a major referral source for the Company’s business. The Company also plans to begin a marketing campaign focused on corporations and insurance companies as referral sources, as well as create an internet-based marketing campaign. Further, the Company plans to add additional specialist offices at the Company’s North York location, as well as an operating room, thereby providing the opportunity to deliver additional services to patients and increase overall revenue.

The Company believes that the planned merger and acquisition of the real estate, together, will provide approximately $4.5 million of new financing to the company. This is a combination of cash from the merger and new debt on the acquired property. This will be enough to address the working deficiency thereby stabilizing the business and it capital for acquisitions.

If the merger and property acquisition does not happen the company believes it will need $3.5m to fund operations for the next 12 months, this estimate includes (i) $500,000 for marketing; (ii) 2,500,000 for tax obligations; and (iii) $500,000 for general costs .

The Company, in an attempt to hire top talent in the addition treatment segment of its business, hired excess employees in the start-up phase in 2012. The Company has already replaced its initial U.S. based clinical team with a permanent Canadian based team, the best of which have been retained as the core of the Company’s current clinical team. We believe that the additional reductions in staffing the Company plans to make to its existing operations in 2014 in order to increase operational efficiency will result in a net reduction in payroll of approximately $500,000 in 2014 compared to 2013. This plan is what will take place if planned merger and acquisition does not happen.

If the merger and property acquisition do not happen then In addition to planned staff reductions, the Company plans to reduce the rent expenses in 2014. On May 1, 2014 the company plans to reduce the rent it is paying on the Bala facility by a renegotiation on the existing lease agreement.

Results of Operations

For the Fiscal Year Ended December 31, 2013, Compared to the Fiscal Year Ended December 31, 2012

Revenue

During the year ended December 31, 2013, revenues increased to $ 5,962,304 from $ 5,540,909 during the year ended December 31, 2012, an increase of $ 421,395. This increase is mainly attributable to a steady increase in business volume since the Company began operations. A large portion of revenue earned was through endoscopy procedures paid for by the Ontario Health Insurance Plan (“OHIP”), a provincially funded health plan backed by the

Table of Contents	9

Ontario government. The Company believes that revenue will continue to grow steadily and the Company will become more profitable as most of its costs, such as rent and salaries and wages are relatively fixed, and therefore will reduce as a percentage as business volume grows.

Cost of Revenue

The cost of revenue represents payments made to the doctors for endoscopy procedures performed. These amounts are calculated based on amounts billed to the Ontario Ministry of Health under the Ontario Health Insurance Plan (OHIP). In general, the doctor performing the actual medical procedure will receive approximately 55% of the amount received from OHIP adjusted for amounts deducted received in facility fees.

Gross Profit

During the year ended December 31, 2013, gross profits increased to $ 4,705,820 from $ 4,490,907 during the year ended December 31, 2012, an increase of $ 214,913. This increase is mainly attributable to an increase in business volume since the Company began operations.

Operating Expenses

Operating expenses for the year ended December 31, 2013, were $ 6,336,876, compared to $ 5,975,260 for the year ended December 31, 2012, an increase of $ 361,616. This increase in expenses is mainly attributable to increased interest expense incurred on short term debt and interest on payroll and HST. The increase in expenses is also attributable to higher professional fees incurred relating to investor relations. Total operating expenses for the year ended December 31, 2013, primarily consisted of salaries and wages to medical support staff of $ 3,118,718; rent payments of $ 1,016,387; management fees of $ 233,016; and general and administrative expenses of $ 601,863.

Net Loss

During the year ended December 31, 2013, the net loss increased to ($ 1,631,056) from ($ 1,484,353) during the year ended December 31, 2012, an increase of $146,703. This increase is attributable to the interest charges and professional fees mentioned above.

Liquidity and Capital Resources

The following table summarizes working capital at December 31, 2013, compared to December 31, 2012.

	December 31, 2013	December 31, 2012	Increase/ (Decrease)
Current Assets	$563,320	$507,426	$55,894
Current Liabilities	$4,269,702	$4,522,831	$253,128
Working Capital (Deficit)	$(3,706,385)	$(4,015,405)	$309,202

Over the next twelve months we believe that the company requires $3.5M to cover working capital deficit and properly market and promote the company. If the proposed merger does not go through the company will have to raise equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as high and remains unchanged from the prior year.

Table of Contents	10

Accounts receivable at December 31, 2013 and December 31, 2012, was $440,918 and $ 380,043, respectively, representing an increase of $ 60,875. The Company is economically dependent on and earns a significant portion of revenues from the Ontario Ministry of Health for its ability to carry out its normal activities. These revenues account for approximately 38% of the Company’s consolidated sales in the twelve month period ending December 31, 2013.

Table of Contents	11

GREENESTONE HEALTHCARE CORPORATION

DECEMBER 31, 2013

(Stated in U.S. $)

Table of Contents	12

REPORT OF INDEPENDANT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

GreeneStone Healthcare Corporation

We have audited the accompanying consolidated balance sheet of GreeneStone Healthcare Corporation as of December 31, 2013 and December 31, 2012 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the consolidated financial position of GreeneStone Healthcare Corporation as of December 31, 2013 and December 31, 2012, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

“Jarvis Ryan Associates”

Mississauga, Ontario, Canada

March 26, 2014	CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS

Table of Contents	13

Item 8. Financial Statements and Supplementary Data.

Greenestone Healthcare Corporation
Consolidated Balance Sheet
As at December 31, 2013
(Stated in U.S. $)

	December 31, 2013	December 31, 2012
CURRENT
Cash (note 3e)	$—	$—
Accounts receivable (note 6)	440,918	380,043
Prepaid expenses	109,854	111,214
Inventory	12,548	16,169
Total Current Assets	563,320	507,426
Cash – Restricted (note 3e)	94,020	—
FIXED ASSETS (note 7, 9)	536,124	617,567
Total Assets	$1,193,464	$1,124,993
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT
Bank indebtedness (note 18)	$126,073	$70,803
Accounts payable and accrued liabilities	703,918	863,858
Harmonized sales tax payable	594,120	313,295
Withholding taxes payable	1,796,655	1,039,756
Deferred revenue	107,477	215,793
Convertible notes payable (note 8)	246,612	1,820,713
Current portion of auto loan payable ( note 9 )	7,953	8,129
Short-Term loan (note 10)	64,541	—
Related party notes (note 11)	622,356	190,484
Total Current Liabilities	4,269,705	4,522,831
LOAN PAYABLE (note 9)	28,452	38,917
Total Liabilities	4,298,157	4,561,748
STOCKHOLDERS' DEFICIT
Common stock; $0.01 par value, 500,000,000 shares authorized; 41,065,564 shares issued and outstanding (note 12)	410,656	272,343
Additional paid-in capital	8,155,474	6,642,530
Accumulated other comprehensive income (loss)	264,135	(47,726)
Accumulated deficit	(11,934,958)	(10,303,902)
Total Stockholders' Deficit	(3,104,693)	(3,436,755)
Total Liabilities and Stockholders' Deficit	$1,193,464	$1,124,993
COMMITMENTS (note 13)

Table of Contents	14

Greenestone Healthcare Corporation
Consolidated Statement of Changes in Stockholders' Deficit
For the Year Ended December 31, 2013
(Stated in U.S. $)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2011	13,521,568	$135,216	$5,716,666	$21,718	$(8,819,549)	$(2,945,949)
Common stock issued for convertible note	13,712,711	137,127	925,864			1,062,991
Foreign currency translation	—	—	—	(69,444)	—	(69,444)
Net loss, year ended December 31, 2012	—	—	—	—	(1,484,353)	(1,484,353)
Balance, December 31, 2012	27,234,279	$272,343	$6,642,530	$(47,726)	$(10,303,902)	$(3,436,755)

Balance, December 31, 2012	27,234,279	$272,343	$6,642,530	$(47,726)	$(10,303,902)	$(3,436,755)
Common stock issued for convertible note (notes 8 & 12)	13,831,285	138,313	1,512,944	—	—	1,651,257
Foreign currency translation	—	—	—	311,861	—	311,861
Net loss, year ended December 31, 2013	—	—	—	—	(1,631,056))	(1,631,056)
Balance, December 31, 2013	41,065,564	$410,656	$8,155,474	$264,135	$(11,934,958)	$(3,104,693)

Table of Contents	15

Greenestone Healthcare Corporation
Consolidated Statement of Operations
For the Year Ended December 31, 2013 ( Stated in U.S. $ )
	2013	2012
Revenues	$5,962,304	$5,540,909
Cost of services provided	1,256,483	1,050,002
Gross margin	4,705,821	4,490,907
Operating expenses
Continuing education	—	25,739
Depreciation	183,260	223,984
General and administrative	601,863	546,563
Interest	397,298	214,207
Management fees (note 11)	233,016	179,924
Meals and entertainment	1,830	3,385
Medical records	—	132,253
Professional fees	402,995	128,578
Rent (note 11)	1,016,387	847,558
Salaries and wages	3,118,718	3,410,659
Subcontract fees	—	42,890
Supplies	339,029	181,590
Travel	42,481	37,930
Total operating expenses	6,336,877	5,975,260
Net loss applicable to common shareholders	$(1,631,056)	$(1,484,353)
Other comprehensive income ( loss )
Foreign currency translation adjustment	311,861	(69,444)
Total comprehensive loss	$(1,319,195)	$(1,553,797)
Basic and diluted loss per common share	(0.05)	(0.08)
Weighted average shares outstanding	33,588,851	19,453,717

Table of Contents	16

Greenestone Healthcare Corporation
Consolidated Statements of Cash Flows
For the Year Ended December 31, 2013
(Stated in U.S. $)

	Year ended December 31
	2013	2012
Operating activities
Net loss	$(1,631,056)	$(1,484,353)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	183,260	223,984
	(1,447,796)	(1,260,369)
Changes in operating assets and liabilities
Accounts receivable	(60,875)	(191,620)
Harmonized sales tax	280,825	319,228
Prepaid expenses	1,360	(27,490)
Inventory	3,621	(4,385)
Accounts payable and accrued liabilities	(159,940)	231,361
Withholding taxes payable	756,899	769,638
Deferred revenue	(108,318)	99,101
Net cash provided by (used in) operating activities	(734,222)	(64,536)
Investing activities
Purchase of fixed assets	(101,818)	(200,499)
Net cash provided by (used in) investing activities	(101,818)	(200,499)
Financing activities
Net increase in restricted cash	(94,020)	—
Proceeds from bank indebtedness	55,270	42,522
Proceeds from loan payable	53,900	47,046
Proceeds from related party notes	531,708	68,397
Repayment of related party notes	(99,834)	(208,215)
Proceeds from issuance of common stock	9,044	38,473
Net proceeds from additional paid in capital	68,111	346,256
Net cash provided by (used in) financing activities	524,179	334,479
Effect of exchange rate on cash	311,861	(69,444)
Net change in cash	—	—
Beginning cash balance (deficiency)	—	—
Ending cash balance ( Including restricted )	$—	$—
Supplemental cash flow information
Cash paid for interest	$397,298	$214,207
Cash paid for income taxes	$—	$—

Table of Contents	17

Notes to Consolidated Interim Financial Statements

1. Nature of business

GreeneStone Healthcare Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective May 2012, the Company changed its corporate name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation. As at December 31, 2013, the Company owns 100% of the outstanding shares of each of 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc., both of which were incorporated in 2010 under the laws of the province of Ontario, Canada. 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc. provide medical services to various patients in clinics located in two regions in Ontario, Canada; the city of Toronto and the regional municipality of Muskoka. These consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP").

2. Going concern

The Company’s consolidated interim financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at December 31, 2013 the Company has a working capital deficiency of $3,706,385 ( 2012 : $4,015,405 ) and accumulated deficit of $11,934,958 ( 2012: 10,303,902 ). Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and, or debt financing in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated interim financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

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

Table of Contents	18

3. Significant accounting policies (cont’d)

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

The Company has $94,020 in restricted cash held by their bank to cover against the possibility of services not performed.

f) Accounts receivable

The Company's policy is to disclose accounts receivable net of a reserve for doubtful accounts.

Table of Contents	19

3. Significant accounting policies (cont’d)

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

The Company does not have assets or liabilities measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the twelve month period ended December 31, 2013 and December 31, 2012.

i) Fixed assets

Fixed assets are recorded at cost. Depreciation is calculated on the declining balance method at the following annual rates:

Computer Equipment	30%
Computer Software	100%
Furniture and Equipment	30%
Medical Equipment	25%
Vehicles	30%

Leasehold improvements are depreciated using the straight-line method over the term of the lease. Half rates are used for all fixed assets in the year of acquisition. Leasehold improvements-work in process are not amortized until fully completed and in use.

Table of Contents	20

3. Significant accounting policies (cont’d)

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

Table of Contents	21

5. Financial instruments

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company's risk exposure and concentrations at the balance sheet date, December 31, 2013.

(a) Credit risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Financial instruments that subject the Company to credit risk consist primarily of accounts receivable.

With respect to accounts receivable of $440,918 (December 31, 2012: $380,043), the Company receives most of its revenues in 1816191 Ontario Inc. from the Ontario Ministry of Health and Long-Term Care, a provincially regulated program (note 6). The Company performs frequent reviews of billing reports submitted to the Ontario Ministry of Health and Long-Term Care, to ensure accuracy and filing on a timely basis. Allowances are provided for potential losses that have been incurred at the balance sheet date.

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

(b) Liquidity risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $3,706,385 and accumulated deficit of $11,934,958. As disclosed in note 2, the Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

In the opinion of management, liquidity risk associated with bank indebtedness of $ 126,073 (December 31, 2012: $70,803) is assessed as low. The Company ensures that financial liabilities are placed with two financial institutions both with a high credit rating in order to mitigate the risk.

(c) Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

i. Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its bank indebtedness as there is a balance of $126,073 at December 31, 2013. This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

Table of Contents	22

5. Financial instruments (cont’d)

ii. Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as its subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. Most of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at December 31, 2013, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $80,000 increase or decrease in the Company’s after-tax net loss, respectively. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

6. Accounts receivable

The consolidated accounts receivable balance consists primarily of amounts due from the following parties:

	December 31, 2013	December 31, 2012
The Ontario Ministry of Health and Long-Term Care	$246,415	$181,129
Treatment program	134,291	115,914
Outpatient services	88,790	59,683
Other accounts receivable	—	23,317
Allowance for doubtful accounts	(28,578)	—
	$440,918	380,043

The Company is economically dependent on and earns a significant portion of revenues from the Ontario Ministry of Health for its ability to carry out its normal activities. These revenues account for 38% of the Company’s consolidated revenue in the twelve month period ending December 31, 2013 (December 31, 2012: 35%).

7. Fixed assets

			Net Book Value
	Cost	Accumulated Amortization	December 31, 2013	December 31, 2012
Computer equipment	$21,451	$10,333	$11,118	$16,602
Computer software	25,912	25,912	—	4,096
Furniture and equipment	419,102	220,866	198,236	264,476
Medical equipment	353,884	201,789	152,095	205,697
Vehicles	67,575	22,055	45,520	42,472
Leasehold improvements	146,857	79,822	67,035	84,224
Work in process	62,120	—	62,120	—
	$1,096,901	$560,777	$536,124	$617,567

Table of Contents	23

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

The Company has the following convertible notes outstanding.

Amount	Issuance Date	Conversion Price in USD	Number of Shares	Effect on Dilution	Maturity Date
50,000	January 15, 2012	$0.20	250,000	0.63%	January 15, 2014
9,402	January 24, 2012	$0.20	47,010	0.12%	January 24, 2014
7,052	January 26, 2012	$0.20	36,398	0.09%	January 26, 2014
28,206	January 31, 2012	$0.20	141,030	0.36%	January 31, 2014
9,402	February 10, 2012	$0.20	47,010	0.12%	February 10, 2014
94,020	April 18, 2012	$0.45	215,689	0.53%	April 18, 2014
48,530	May 31, 2012	$1.00	48,530	0.12%	May 31, 2014

$246,612			785,667

*The actual number of shares issued if converted will vary depending on the exchange rate at time of conversion.

During the year ended December 31, 2013, the Company issued 12,331,285 common shares from convertible notes payable at an average conversion rate of $0.12 per share.

On December 31, 2013 convertible debentures totaling $ 381,260 had matured and were to be converted to restricted shares. This is dependent on a Directors Resolution being issued by the Company. As of the date of our report a Directors Resolution had not been formally issued. The Board of Directors has indicated that in due time they will pass the resolution. Since the convertible debentures include an automatic conversion on maturity feature, and to ccurately reflect the maturity of the debt and conversion to shares as of December 31, 2013, the financial information presented in these consolidated interim financial statements has treated the debt of $381,260 as matured and converted into restricted shares totaling 3,206,286.

9. Loan payable

The Company has an automobile loan payable bearing interest at 4.49% with blended monthly payments of $835 that matures March 2018. The loan is secured by the vehicle with a net book value as at December 31, 2013 of $31,665. Estimated principal re-payments to December 31 st are as follows:

Current	$7,953
Long Term
2015	8,317
2016	8,699
2017	9,097
2018	2,339
$28,452

Interest on loan payable totaled $ 1,880 during the year ended December 31, 2013 (December 31, 2012 : $ 2,086 )

Table of Contents	24

10. Short term loan

The company has a loan with JMJ Financial in the amount of $64,541 with an interest rate of 12%. The lender has the right, at any time after 180 days from effective date to convert all or part of the outstanding and unpaid principal and accrued interest into common stock. The company expects this loan to be fully converted into shares.

11. Related party transactions

The balance due to related party as at December 31, 2013 to Greenestone Clinic Inc. is $ 413,078. The Company is related to Greenestone Clinic Inc. as it is controlled by one of the Company’s directors. The balance owing is non-interest bearing, not secured and has no specified terms of repayment.

The Company had management fees totaling $233,016 during the year ended December 31, 2013 (December 31, 2012: $179,924) to the director for services which are included in management fees.

The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. at market terms. During the year ended December 31, 2013, the Company had rent expense of $454,381 (December 31, 2012: $431,827) to Cranberry Cove Holdings Ltd. Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder being a director of the Company.

The other portion of related party at December 31, 2013 is to Jay Parekh in the amount of $224,269. He is a director of the Gastrointestinal clinical company. The company had doctors fees totaling $196,356 paid during the year ended December 31, 2013. The amount due in related party fees is non-interest bearing and has no specified terms of repayment.

12. Stockholders’ deficit

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

Issued common shares

The Company has a total of 41,065,564 issued and outstanding common shares as at December 31, 2013. In the prior year, the Company had 27,234,279 issued and outstanding common shares at December 31, 2012.

The Company issued 13,831,285 common shares during the year ended December 31, 2013, at $ .01 per share and with paid in capital of $1,512,944.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period. The weighted-average number of common shares outstanding during each year is used to compute basic loss per share.  Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares that will be exercised. Basic net loss per common share is based on the weighted average number of shares of common shares outstanding during the 12 month period ended December 31, 2013.

Table of Contents	25

13. Commitments

The Company is committed under three non-cancellable operating lease agreements for rental of premises. The rental of premise agreement for the subsidiary, 1816191 Ontario Inc. which expires July 2018 and the premise agreements for the subsidiary, Greenestone Clinic Muskoka Inc. which expires June 2018 and March 2016 (note 11).

Future minimum annual payment requirements are as follows:

2014	$796,196
2015	815,036
2016	362,385
2017 2018	209,868 117,008
$2,300,493

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year ended December 31, 2013, applicable under ASC 740. As a result of the adoption of ASC 740, the Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The components of the Company’s future tax asset as at December 31, 2013 and December 31, 2012 are as follows:

	December 31, 2013	December 31, 2012
Net operating loss carry forward	$11,934,958	$10,303,902
Valuation allowance	(11,934,958)	(10,303,902)
Net future tax asset	$—	$—

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	December 31, 2013	December 31, 2012
Tax at statutory rate	$570,870	$519,529
Valuation allowance	(570,870)	(519,529)
Net future tax asset	$—	$—

The Company did not pay any income taxes during the year ended December 31, 2013 and the year ended December 31, 2012.

The net federal operating loss carry forwards will expire in 2023 through 2033. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Table of Contents	26

15. Management of capital

The Company’s objectives of capital management are to safeguard its ability to support the Company’s normal operating requirements on an ongoing basis. The Company defines capital as the total of its total assets less total liabilities.

The Company manages its capital structure and makes adjustments in light of changes in its economic environment and the risk characteristics of the Company’s assets. To effectively manage the Company’s capital requirements, the Company has in place a planning, budgeting and forecasting process to help determine the funds required to ensure the Company has the appropriate liquidity to meet its operating and growth objectives. The Company is dependent upon the raising of additional capital through placement of common shares, and, or debt financing to support its normal operating requirements. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. As at December 31, 2013 there was no externally imposed capital requirement to which the Company is subject and with which the Company has not complied.

16. Asset retirement obligations

As at December 31, 2013, the Company has no legal obligations associated with the retirement of its tangible long-lived assets that it is required to settle.

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

2013 Segment Results

	Gastrointestinal Clinical Services	Addiction and Rehabilitation Treatments	Corporation	Total
Revenues from external customers	$2,276,577	$3,685,727	—	$5,962,304
Interest expense	16,168	231,557	149,573	397,298
Depreciation of fixed assets	68,793	114,467	—	183,260
Segment loss	(162,875)	(712,001)	(756,181)	(1,631,057)
Segment assets	580,798	611,412	1,254	1,193,464

2012 Segment Results

	Gastrointestinal Clinical Services	Addiction and Rehabilitation Treatments	Corporation	Total
Revenues from external customers	$1,874,105	$3,666,804	—	$5,540,909
Interest expense	16,380	197,831	—	214,207
Depreciation of fixed assets	87,226	136,762	—	223,984
Segment loss	(154,990)	(1,356,723)	27,360	(1,484,353)
Segment assets	531,662	593,331	—	1,124,993

Table of Contents	27

18. Bank indebtedness

The Company does not have any operating line of credit facility or bank overdraft feature with any of its bank accounts.

19. Subsequent events

Further to the announcement on December 20, 2013 regarding Greenestone’s potential merger of assets, talks continue to be ongoing. There has not been a shareholders meeting as of yet to vote on proposed transaction.

The company closed on the balance of the private placement of equity in the first quarter of 2014. The company raised in aggregate $510,000 through a share issue at 8.5 cents a share ( 6,000,000 shares ) with a corresponding number of warrants with a conversion price of 15 cents a share.

Table of Contents	28

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No events requiring disclosure under Item 307 and 308 of Regulation S-K occurred during the fiscal year ended December 31, 2013.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2013, and identified the following material weaknesses:

  There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

Notwithstanding the existence of this material weakness in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The Company will strive to document its policies and procedures for this. There was an accountant brought on in Q3 on a contractual basis to be responsible for financial filings and this has also helped in the segregation of duties.

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

(c) Changes in Internal Control over Financial Reporting

Table of Contents	29

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 20, 2013, the Company entered into an agreement with CSIR Group LLC (“CSIR”), a New York limited liability company whereby CSIR will render financial communications and public relations services to the Company. As compensation the Company agreed to pay $2,500 the first month of the agreement and $3,000 per month thereafter. The agreement is for three months and automatically renewable thereafter. In addition, the Company granted CSIR warrants to purchase up to 150,000 shares of the Company’s common stock at a price of $0.12 per share for a three year exercise period. In addition, in the event the average trading volume of the Company’s stock reaches or exceeds $100,000 per day over a ten (10) day trading period, then CSIR will receive an increase in its monthly fee to $5,000 per month and an additional warrant to purchase up to 150,000 shares of the Company’s common stock at a price of $0.12 per share for a three year exercise period.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names and ages of the members of the Company’s Board of Directors (the “Board”) and executive officers, and the positions held by each:

Name	Age	Position	Dir./Off. Since

Shawn E. Leon	[54]	Chief Executive Officer, President, Director	November 2010 (1)

Dr. Luke Fazio	[37]	Director	May 2010

Michael Howlett	[66]	Director	April 2011

Ken Lorimer	[58]	Chief Financial Officer	March 2013

(1)	Mr. Leon was elected as a director and appointed as the president in November 2010 and subsequently as the Company’s Chief Executive Officer in April 2011.

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Shawn E. Leon, age [54], Chief Executive Officer, President, Director

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

Dr. Luke Fazio, age [37], Director

Dr. Luke Fazio, MD, CM, FRCSC has been a member of the Company’s Board since May 2010. Dr. Fazio completed his medical school training at McGill University in Montreal in 1999. He performed his training in Urology at the University of Western Ontario and became a fellow of the Royal College of Surgeons of Canada in

Table of Contents	30

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

Michael Howlett, age [66], Director

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

Ken Lorimer, age [58], Chief Financial Officer

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

Table of Contents	31

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, at December 31, 2013, none of the officers, directors or 10% shareholders were in compliance with Section 16(a).

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

Audit Committee

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee; or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

SUMMARY COMPENSATION TABLE

[insert]

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2013, the Company did not have an equity compensation plan. There were no equity awards issued to executive officers during the fiscal year ended December 31, 2012.

Table of Contents	32

Director Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the year ended December 31, 2013.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon	233,016	—	—	—	—	—	233,016

Dr. Luke Fazio	—	—	—	—	—	—	—

Michael Howlett	—	—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than five percent (5%) of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares of common stock are owned directly and the percentage shown is based on 46,815,564 shares of common Stock issued and outstanding as of March 19, 2014.

Title of Class	Name and Address	Current Ownership	Current Ownership Percentage (1)	Amount of Beneficial Ownership (2)	Beneficial Ownership Percentage (3)

Current Executive Officers & Directors:

Common Stock	Shawn E. Leon Chief Executive Officer, President, Director 46 Fairway Heights Drive Thornhill, Ontario	6,635,150	14.2%	8,935,150 (4)	19.1%

Common Stock	Dr. Luke Fazio Director 200 Fairview Road Mississauga, Ontario	500,000	1.1%	500,000	1.1%

Common Stock	Michael Howlett Director 2265 Uxbridge Pickering Road Claremont, Ontario	0	0%	0	0%

Common Stock	Ken Lorimer 25-2175 Stavebank Road Mississauga, Ontario	0	0%	250,720 (5)	.5%

Total of All Current Officers and Directors		7,135,150	15.2%	9,685,870	20.7%

5% Beneficial Owners:

Common Stock	Irwin Zalcberg	6,300,000	13.5%	9,600,000 (6)	20.5%

Total of All Current Officers, Directors and 5% Owners		13,435,150	28.7%	19,285,870	41.2%

(1)	This percentage is based on 46,815,564 shares of common stock outstanding as of March 19, 2014.

Table of Contents	33

(2)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

(3)	Based on 46,815,564 shares of common stock outstanding as of March 19, 2014, and including those shares beneficially owned by the Company’s officers and directors, respectively, as described below.

(4)	This total includes 1,150,000 shares of common stock held by Eileen Greene, spouse of Shawn Leon and 1,150,000 warrants to purchase common stock also held by Eileen Greene.

(5)	This total of 250,720 is in the name of Patricia Lorimer, spouse of Ken Lorimer.

(6)	This total includes 5,500,000 shares by Irwin Zalcberg Profit Sharing Plan and 2,000,000 warrants owned by Irwin Zalcberg Profit Sharing Plan.

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

As of December 31, 2013, a total of $637,347 is owed to executive officers or their affiliates for loans payable, as detailed in the below table:

Name	Total Amount Owed ($)

Greenestone Clinic, Inc.		$-

Shawn E. Leon (1 & 2)	$	[413,078]

Dr. Jay Parekh (3)	$	[224,269]

(1)	Shawn E. Leon, the Company’s Chief Executive Officer, is also the Chief Executive Officer of Greenestone Clinic, Inc.

(2)	This amount owed is represented in the form of loans and management fees.

(3)	Dr. Jay Parekh is a 5% holder of the Company’s common stock and an officer of a Company subsidiary; and amounts consist of advances and loans

Table of Contents	34

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

As of December 31, 2013, the Board determined that the following directors are independent under these standards:

Dr. Luke Fazio and Michael Howlett

Item 14. Principal Accountant Fees and Services.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended December 31, 2013 and 2012, were $ 75,725 and $ 85,970, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements (other than those previously reported above) for the fiscal years ended December 31, 2013 and 2012, were $0 and $0, respectively.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended December 31, 2013 and 2012, were $0 and $0, respectively.

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services listed above for the fiscal years ended December 31, 2013 and 2012, respectively.

Table of Contents	35

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules

See Item 8.

(b)	Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement and Plan of Merger, dated January 3, 1994, by and between NNRC, Inc. and Nova Natural Resources Corporation					x

2.2	Articles of Merger (as filed with the Secretary of State of Colorado on February 21, 1995)					x

3.1	Articles of Incorporation of NNRC, Inc. (as filed with the Secretary of State of Colorado on April 1, 1993)					x

3.2	Articles of Amendment to the Articles of Incorporation of Nova Natural Resources, Inc. (as filed with the Secretary of State of Colorado on May 8, 2012)					x

3.3	Articles of Amendment to the Articles of Incorporation of Greenestone Healthcare Corporation (as filed with the Secretary of State of Colorado on March 26, 2013)	8-K	000-15078	3.1	March 29, 2013

3.4	Amended and Restated Bylaws of Greenestone Healthcare Corporation	8-K	000-15078	3.2	March 29, 2013

10.1	Lease Agreement, dated April 1, 2011, by and between Cranberry Cove Holdings Ltd. and Greenestone Clinic Muskoka Inc.					x

31.1	Certification by the Principal Executive Officer of registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))					x

31.2	Certification by the Principal Financial Officer of registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))					x

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

101.INS	INS XBRL Instance Document						x

101.SCH	SCH XBRL Schema Document						x

101.CAL	CAL XBRL Calculation Linkbase Document						x

101.DEF	DEF XBRL Definition Linkbase Document						x

101.LAB	LAB XBRL Label Linkbase Document						x

101.PRE	PRE XBRL Presentation Linkbase Document						x

Table of Contents	36

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENESTONE HEALTHCARE CORP.

Date: March 28, 2014	By:	/s/ Shawn E. Leon
Name: Shawn E. Leon
Title: Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2014	By:	/s/ Ken Lorimer
Name: Ken Lorimer
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Shawn E. Leon	Chief Executive Officer (Principal Executive Officer)	March 28, 2014
Shawn Leon	President, Director

/s/ Dr. Luke Fazio	Director	March 28, 2014
Dr. Luke Fazio

/s/ Michael Howlett	Director	March 28, 2014
Michael Howlett

/s/ Ken Lorimer	Chief Financial Officer (Principal Financial Officer)	March 28, 2014
Ken Lorimer	(Principal Accounting Officer)

Table of Contents	37