Form 10-Q
period 2014-03-31
GREENESTONE HEALTHCARE CORP
filed 2014-05-14
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2014

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

18 East 41 st Street, 14 th Floor

New York, NY 10017

Tel (646) 502-7001

Fax (646) 607-5544

www.JSBarkats.com

1

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

As of May 13, 2014, there were 47,088,864 shares outstanding of the registrant’s common stock.

2

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENESTONE HEALTHCARE CORPORATION

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Stated in U.S. $)

4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

GreeneStone Healthcare Corporation

We have reviewed the accompanying consolidated interim balance sheet of GreeneStone Healthcare Corporation as of March 31, 2014, and the related consolidated interim statements of operations, changes in stockholders’ deficit and cash flows for the three month period ended March 31, 2014. These consolidated interim financial statements are the responsibility of the Company’s management.

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

“Jarvis Ryan Associates”
Mississauga, Ontario, Canada	CHARTERED ACCOUNTANTS
May 12, 2014	LICENSED PUBLIC ACCOUNTANTS

Table of Contents	F-1

Greenestone Healthcare Corporation
Consolidated Interim Balance Sheet (Unaudited)
As at March 31, 2014
(Stated in U.S. $)
	March 31, 2014	March 31, 2013	December 31, 2013
	(Unaudited)	(Unaudited)

ASSETS
CURRENT
Cash (note 3e)	$—	$—	$—
Accounts receivable (note 6)	279,711	376,642	440,918
Prepaid expenses	97,352	123,407	109,854
Inventory	34,920	11,937	12,548
Total Current Assets	411,983	511,986	563,320
Cash – Restricted (note 3e)	90,470	—	94,020
FIXED ASSETS (note 7, 9)	551,637	568,879	536,124
Total Assets	$1,054,090	$1,080,865	$1,193,464

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT
Bank indebtedness (note 18)	$46,025	$144,494	$126,073

Accounts payable and accrued liabilities	657,262	846,200	703,918
Harmonized sales tax payable	608,497	378,831	594,120
Withholding taxes payable	1,887,780	1,174,134	1,796,655
Deferred revenue	55,032	140,472	107,477
Convertible notes payable (note 8)	139,000	1,407,742	246,612
Current portion of auto loan payable ( note 9 )	7,652	8,045	7,953
Short-Term loan (note 10)	53,541	—	64,541
Related party notes (note 11)	559,614	308,126	622,356
Total Current Liabilities	4,014,403	4,408,044	4,269,705
LOAN PAYABLE (note 9)	25,110	36,040	28,452
Total Liabilities	4,039,513	4,444,084	4,298,157

STOCKHOLDERS' DEFICIT
Common stock; $0.01 par value, 500,000,000 shares authorized; 47,088,864 shares issued and outstanding (note 12)	470,889	297,467	410,656
Additional paid-in capital	8,643,401	6,970,284	8,155,474
Accumulated other comprehensive income (loss)	458,309	49,064	264,135
Accumulated deficit	(12,558,022)	(10,680,034)	(11,934,958)
Total Stockholders' Deficit	(2,985,423)	(3,363,219)	(3,104,693)
Total Liabilities and Stockholders' Deficit	$1,054,090	$1,080,865	$1,193,464
COMMITMENTS (note 13)

Table of Contents	F-2

Greenestone Healthcare Corporation
Consolidated Interim Statement of Changes in Stockholders' Deficit (Unaudited)
For the Three Months Ended March 31, 2014
(Stated in U.S. $)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2012	27,234,279	$272,343	$6,642,530	$(47,726)	$(10,303,902)	$(3,436,755)
Common stock issued for convertible note	2,512,389	25,124	327,754	352,878
Foreign currency translation	—	—	—	96,790	—	96,790
Net loss, three month period ended March 31, 2013	—	—	—	—	(376,132)	(376,132)
Balance, March 31, 2013	29,746,668	$297,467	$6,970,284	$49,064	$(10,680,034)	$(3,363,219)
Balance, December 31, 2013	41,065,564	$410,656	$8,155,474	$264,135	$(11,934,958)	$(3,104,693)
Common stock issued for convertible note (note 8 and 12)	6,023,300	60,233	487,927	—	—	548,160
Foreign currency translation	—	—	—	194,174	—	194,174
Net loss, three month period ended March 31, 2014	—	—	—	—	(623,064)	(623,064)
Balance, March 31, 2014	47,088,864	$470,889	$8,643,401	$458,309	$(12,558,022)	$(2,985,423)

Table of Contents	F-3

Greenestone Healthcare Corporation
Consolidated Interim Statement of Operations (Unaudited)
For the Three Months Ended March 31, 2014

	Quarter ended March 31,
	2014	2013

Revenues	$1,139,787	$1,444,267
Cost of services provided	288,573	293,092
Gross margin	851,214	1,151,175
Operating expenses
Depreciation	34,559	44,274
General and administrative	242,713	149,799
Interest Management fees (note 11)	31,385 54,367	38,726 49,595
Meals and entertainment	36	1,096
Professional fees	62,363	100,771
Rent (note 11)	258,971	250,169
Salaries and wages	708,238	818,881
Supplies	77,269	63,548
Travel	4,377	10,448
Total operating expenses	1,474,278	1,527,307
Net loss applicable to common shareholders	(623,064)	(376,132)
Accumulated other comprehensive loss
Foreign currency translation adjustment	194,174	96,790
Total comprehensive loss	$(428,890)	$(279,342)
Basic and diluted loss per common share	(0.01)	(0.02)
Weighted average outstanding	45,938,346	21,056,920

Table of Contents	F-4

Greenestone Healthcare Corporation
Consolidated Interim Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2014
(Stated in U.S. $)
	Quarter ended March 31
	2014	2013
Operating activities
Net loss	(623,064)	(376,132)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	34,559	44,274
	(588,505)	(331,858)
Changes in operating assets and liabilities
Accounts receivable	161,207	3,401
Harmonized sales tax	14,377	65,536
Prepaid expenses	12,502	(12,193)
Inventory	(22,372)	4,232
Accounts payable and accrued liabilities	(46,656)	(17,658)
Withholding taxes payable	91,125	134,378
Deferred revenue	(52,445)	(75,321)
Net cash provided by (used in) operating activities	(430,767)	(229,483)
Investing activities
Purchase of fixed assets	(50,072)	4,414
Net cash provided by (used in) investing activities	(50,072)	4,414
Financing activities
(Repayment of) proceeds from bank indebtedness	(80,048)	73,691
Net decrease ( increase ) in restricted cash	3,550	—
Repayment of loan payable	(3,643)	(2,961)
Repayment of short term loan	(11,000)	—
Conversion of convertible notes payable	(412,971)
Proceeds from issuance of common stock	55,000	25,124
Proceeds from additional paid-in capital	385,548	327,754
Advances from related party notes	103,817	254,701
Repayment of related party notes	(166,559)	(137,059)
Net cash provided by (used in) financing activities	286,665	128,279
Effect of exchange rate on cash	194,174	96,790
Net change in cash
Beginning cash balance (deficiency)	—	—
Ending cash balance ( Including restricted )	$—	$—
Supplemental cash flow information
Cash paid for interest	31,385	38,726
Cash paid for income taxes	$—	$—

Table of Contents	F-5

Notes to Consolidated Interim Financial Statements

1. Nature of business

GreeneStone Healthcare Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective May 2012, the Company changed its corporate name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation. As at March 31, 2014, the Company owns 100% of the outstanding shares of each of 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc., both of which were incorporated in 2010 under the laws of the province of Ontario, Canada. 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc. provide medical services to various patients in clinics located in two regions in Ontario, Canada; the city of Toronto and the regional municipality of Muskoka. These consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP").

2. Going concern

The Company’s consolidated interim financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at March 31, 2014 the Company has a working capital deficiency of $3,602,420 and accumulated deficit of $12,558,022. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and, or debt financing in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated interim financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

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

Table of Contents	F-6

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

The Company has $90,470 in restricted cash held by their bank to cover against the possibility of services not performed.

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

Table of Contents	F-7

3. Significant accounting policies (cont’d)

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

The Company does not have assets or liabilities measured at fair value on a recurring basis at March 31, 2014. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the three month period ended March 31, 2014.

i) Fixed assets

Fixed assets are recorded at cost. Depreciation is calculated on the declining balance method at the following annual rates:

Computer Equipment	30%
Computer Software	100%
Furniture and Equipment	30%
Medical Equipment	25%
Vehicles	30%

Leasehold improvements are depreciated using the straight-line method over the term of the lease. Half rates are used for all fixed assets in the year of acquisition. Leasehold improvements – work in progress are not amortized until fully completed and in use.

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

Table of Contents	F-8

3. Significant accounting policies (cont’d)

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

4. Recently adopted accounting pronouncements

In April 2014, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update No. 2014-08 on reporting discontinued operations and disclosures of disposals of components of an entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20. The amendments in this update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have ( or will have ) a major effect on an entity’s operations and financial results.

A public business entity should apply amendments in this Update prospectively to both of the following:

1)	All disposals ( or classifications as held for sale ) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years;
2)	All businesses that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years

Early adoption is permitted, but only for disposals ( or classifications as held for sale ) that have not been reported in financial statements previously issued or available for issuance. The company has reviewed and applied an early adoption in the consolidated interim financial statements.

Table of Contents	F-9

5. Financial instruments

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company's risk exposure and concentrations at the balance sheet date, March 31, 2014.

(a) Credit risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Financial instruments that subject the Company to credit risk consist primarily of accounts receivable.

With respect to accounts receivable of $279,711 (December 31, 2013: $440,918), the Company receives most of its revenues in 1816191 Ontario Inc. from the Ontario Ministry of Health and Long-Term Care, a provincially regulated program (note 6). The Company performs frequent reviews of billing reports submitted to the Ontario Ministry of Health and Long-Term Care, to ensure accuracy and filing on a timely basis. Allowances are provided for potential losses that have been incurred at the balance sheet date.

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

(b) Liquidity risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $3,602,420 and accumulated deficit of $12,558,022. As disclosed in note 2, the Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

In the opinion of management, liquidity risk associated with bank indebtedness of $46,025 (December 31, 2013: $126,073) is assessed as low. The Company ensures that financial liabilities are placed with a financial institution with a high credit rating in order to mitigate the risk.

(c) Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

i. Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is minimally exposed to interest rate risk on its bank indebtedness as there is a balance of $46,025 at March 31, 2014 ( December 31, 2013 $126,073). This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

Table of Contents	F-10

5. Financial instruments (cont’d)

ii. Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as its subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. Most of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at March 31, 2014, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $35,000 increase or decrease in the Company’s after-tax net loss, respectively. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

6. Accounts receivable

The consolidated accounts receivable balance consists primarily of amounts due from the following parties:

	March 31, 2014	March 31, 2013	December 31, 2013

The Ontario Ministry of Health and Long-Term Care	$236,732	$241,275	$246,415
Treatment program	25,422	31,839	134,921
Outpatient services	43,654	78,329	88,790
Other accounts receivable	—	25,199
Allowance for doubtful accounts	(26,097)	—	(28,578)
	$279,711	$376,642	$440,918

The Company is economically dependent on and earns a significant portion of revenues from the Ontario Ministry of Health for its ability to carry out its normal activities. These revenues account for 45% of the Company’s consolidated revenue in the three month period ending March 31, 2014 (December 31, 2013: 38%).

7. Fixed assets

			Net Book Value
	Cost	Accumulated Amortization	March 31, 2014	March 31, 2013	December 31, 2013

Computer equipment	$20,641	$10,745	$9,896	$16,248	$11,118
Computer software	24,934	24,934	—	3,006	—
Furniture and equipment	405,116	226,902	178,214	241,760	198,236
Medical equipment	408,070	205,428	202,642	188,716	152,095
Vehicles	65,024	24,508	40,516	39,121	45,520
Leasehold improvements	139,895	81,646	58,249	80,028	67,035
Work in progress	62,120	—	62,120	—	62,120
	$1,125,800	$574,163	$551,637	$568,879	$536,124

Table of Contents	F-11

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

The Company has the following convertible notes outstanding.

Note	Amount	Issuance Date	Conversion Price in USD	Number of Shares	Effect on Dilution	Maturity Date
1	90,470	April 18, 2012	$0.45	201,044	0.42%	April 18, 2014
2	48,530	May 31, 2012	$1.00	48,530	0.10%	May 31, 2014
	$139,000			249,574

*The actual number of shares issued if converted will vary depending on the exchange rate at time of conversion.

During the three month period ended March 31, 2014, the Company issued 523,298 common shares from convertible notes payable at an average conversion rate of $0.20 per share.

On March 31, 2014 convertible debentures totaling $107,500 had matured and were to be converted to restricted shares. This is dependent on a Directors Resolution being issued by the Company. As of the date of our report a Directors Resolution had not been formally issued. The Board of Directors has indicated that in due time they will pass the resolution. Since the convertible debentures include an automatic conversion on maturity feature, and to accurately reflect the maturity of the debt and conversion to shares as of March 31, 2014, the financial information presented in these consolidated interim financial statements has treated the debt of $107,500 as matured and converted into restricted shares totaling 523,298.

9. Loan payable

The Company has an automobile loan payable bearing interest at 4.49% with blended monthly payments of $835 that matures March 2018. The loan is secured by the vehicle with a net book value as at March 31, 2014 of $29,025. Estimated principal re-payments to December 31 2017 are as follows:

Current portion
2015	$7,652
Long term portion
2016	7,922
2017	8,285
2018	8,903
25,110
$32,762

10. Short term loan

The company has 1 short term loan agreements during the period totalling $53,541.

Loan is with JMJ Financial in the amount of $53,541 with an interest rate of 12%. The lender has the right, at any time after 180 days from effective date to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock.

Table of Contents	F-12

11. Related party transactions

A portion of related party notes at March 31, 2014 is due to Greenestone Clinic Inc. in the amount of $327,975 ( December 31, 2013: $398,087). The Company is related to Greenestone Clinic Inc. as it is controlled by one of the Company’s directors. The balance owing is non-interest bearing, not secured and has no specified terms of repayment.

The other portion of related party notes at March 31, 2014 is due to Dr. Jay Parekh in the amount of $231,639 ( December 31, 2013: $224,269). He is a shareholder of the company and a director of the subsidiary clinic. The amount due in related party fees is non-interest bearing and has no specified terms of repayment.

The Company had management fees totaling $54,367 during the three month period ended March 31, 2014 (March 31, 2013: $49,595) to the director ( Greenestone Clinic Inc. ) for services which are included in management fees.

The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. at market terms. During the three month period ended March 31, 2014, the Company had rent expense of $149,276 (March 31, 2013: $138,000) to Cranberry Cove Holdings Ltd. Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder being a director of the Company.

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

Issued common shares

The Company has a total of 47,088,864 issued and outstanding common shares as at March 31, 2014. In the prior year, the Company had 29,746,668 issued and outstanding common shares at March 31, 2013 and 41,065,564 issued and outstanding common shares at December 31, 2013.

The Company issued 6,023,300 common shares during the three month period ended March 31, 2014, at .01 per share and with paid in capital of $487,927.

Warrants

The company had a private placement in the quarter that included warrants. A total of 6,000,000 warrants were issued January 16, 2014 that can be exercised on a one for one basis for shares for a 3 year period from issue date at 15 cents a share.

Table of Contents	F-13

12. Stockholders’ deficit (cont’d)

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period. The weighted-average number of common shares outstanding during each year is used to compute basic loss per share.  Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares that will be exercised. Basic net loss per common share is based on the weighted average number of shares of common shares outstanding during the three month period ended March 31, 2014.

13. Commitments

The Company is committed under three non-cancellable operating lease agreements for rental of premises. The rental of premise agreement for the subsidiary, 1816191 Ontario Inc. which expires July 2018 and the premise agreements for the subsidiary, Greenestone Clinic Muskoka Inc. which expires June 2018 and March 2016 (note 11).

Future minimum annual payment requirements are as follows:

2015	$574,600
2016	784,262
2017	348,702
2018	201,943
2019	112,590
$2,022,097

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three month period ended March 31, 2014, applicable under ASC 740. As a result of the adoption of ASC 740, the Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The components of the Company’s future tax asset as at March 31, 2014, March 31, 2013 and December 31, 2013 are as follows:

	March 31, 2014	March 31, 2013	December 31, 2013

Net operating loss carry forward	$12,558,022	$10,680,034	$11,934,958
Valuation allowance	(12,558,022)	(10,680,034)	(11,934,958)
Net future tax asset	$—	$—	$—

Table of Contents	F-14

14. Income taxes (cont’d)

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	March 31, 2014	March 31, 2013	December 31, 2013

Tax at statutory rate	$218,563	$131,646	$570,870
Valuation allowance	(218,563)	(131,646)	(570,870)
Net future tax asset	$—	$—	$—

The Company did not pay any income taxes during the three month period ended March 31, 2014, March 31, 2013 and the year ended December 31, 2013.

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

The Company manages its capital structure and makes adjustments in light of changes in its economic environment and the risk characteristics of the Company’s assets. To effectively manage the Company’s capital requirements, the Company has in place a planning, budgeting and forecasting process to help determine the funds required to ensure the Company has the appropriate liquidity to meet its operating and growth objectives. The Company is dependent upon the raising of additional capital through placement of common shares, and, or debt financing to support its normal operating requirements. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. As at March 31, 2014 there was no externally imposed capital requirement to which the Company is subject and with which the Company has not complied.

16. Asset retirement obligations

As at March 31, 2014, the Company has no legal obligations associated with the retirement of its tangible long-lived assets that it is required to settle.

Table of Contents	F-15

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

March 31, 2014 Segment Results

	Gastrointestinal Clinical Services	Addiction and Rehabilitation Treatments	Other Segments	Total

Revenues from external customers	$527,769	$612,018	$—	$1,139,787
Depreciation of fixed assets	14,141	20,418	—	34,559
Interest and fees expense	3,349	28,036	—	31,385
Segment loss	(48,643)	(404,419)	(170,002)	(623,064)
Segment assets	614,707	439,383	—	1,054,090

March 31, 2013 Segment Results

	Gastrointestinal Clinical Services	Addiction and Rehabilitation Treatments	Other Segments	Total

Revenues from external customers	$521,165	$923,102	$—	$1,444,267
Depreciation of fixed assets	17,243	27,031	—	44,274
Interest and fees expense	4,052	34,674	—	38,726
Segment loss	(40,444)	(312,241)	(23,447)	(376,132)
Segment assets	560,620	520,245	—	1,080,865

18. Bank indebtedness

The Company does not have any operating line of credit facility or bank overdraft feature with any of its bank accounts.

19. Subsequent events

St. Clair aftercare

The Company had a plan to sell the St. Clair aftercare program during or after the three month period ended March 31, 2014.

The sale of the aftercare program occurred on May 5, 2014 to Edgewood Health Network Inc. for proceeds of $40,000 plus the return of prepaid deposits relating to rent. Edgewood is taking over liability for the remainder of the lease and responsibility for 3 full time staff and two contract employees.

This disposal allows the company to reduce overall costs and focus on the in-patient program in Bala. The provision of services at the St. Clair location will continue exactly as they have under the Greenestone ownership and in-patient and out-patient programs will continue to refer to each other as they have in the past. Revenue from the aftercare program represents less than 10% of the company’s overall revenue.

The company has applied an early adoption of FASB Accounting Standards Update 2014-08. Management has concluded that the disposal does not represent a significant strategic shift and will not have a major effect on the company’s operations and financial results. Therefore, it does not meet the requirement to be shown as discontinued operation that would require separate disclosure.

Table of Contents	F-16

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the quarter ended March 31, 2014.

Plan of Operation

During the next twelve months, the Company plans to continue its operations as a provider of addiction and after-care treatment services, as well as a provider of endoscopy and other specialized medical procedures at its various locations. The Company plans to focus on the growth of its existing business units while simultaneously paring costs in operations.

 In 2014 and beyond, the Company plans to market the current endoscopy segment of the business to family practitioners, as they are a major referral source for the Company’s business. The Company also plans to begin a marketing campaign focused on corporations and insurance companies as referral sources, as well as create an Internet-based marketing campaign. Further, the Company plans to add additional specialist offices at the Company’s North York location, as well as an operating room, thereby providing the opportunity to deliver additional services to patients and increase overall revenue.

At the end of 2012, the Company’s endoscopy business segment at the Yonge Street Facility was only operating at approximately 40% of its potential capacity. During 2013, the Company plans to expand the operations at the Yonge Street Facility in order to maximize potential revenues. As part of the new lease agreement for the Yonge Street facility the Company will receive a $50,000 Cdn improvement allowance from the landlord and a $ 75,000 Cdn loan for improvements and equipment over the 5 year term of the lease.

The Company believes that it will need a minimum of $2,000,000 to cover its planned operations over the next 12 months. This estimate includes (i) $200,000 for marketing; (ii) $250,000 for leasehold improvements at its North York facility; and (iii) 1,550,000 for tax obligations.

Table of Contents	20

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

The Company entered into a 5 year lease commencing August 1, 2013 at its Endoscopy clinic at 5734 Yonge Street.

Results of Operations

For the Three Months Ended March 31, 2014, Compared to the Three Months Ended March 31, 2013

Revenue

During the three months ended March 31, 2014, revenues decreased to $ 1,139,787, from $ 1,444,267 during the three months ended March 31, 2013, a decrease of $ 304,480. This decrease is mainly attributable to resident intakes at addiction treatment center being lower in the quarter, the cold winter contributed in part to this. Revenue from the endoscopy practice was $ 527,769, compared to revenue of $ 521,165 during the three months ended March 31, 2014, an increase of $ 6,604. Revenue in the mental health division for the three months ended March 31, 2014, was $ 612,019 compared to $ 923,102 for the three months ended March 31, 2013, a decrease of $ 311,083. The Company believes that revenue being low in the quarter was a one off occurrence due to the unseasonably cold winter. The company is focusing on marketing and continuing to evaluate its cost base.

Cost of Revenue

Our cost of revenue for the three months ended March 31, 2014, was $ 288,573, compared to $ 293,092 for the three months ended March 31, 2013, a decrease of $ 4,519. The cost of revenue primarily represents payments made to the doctors for endoscopy procedures performed. These amounts are calculated based on amounts billed to the Ontario Ministry of Health under the Ontario Health Insurance Plan (OHIP). In general, the doctor performing the actual medical procedure will receive approximately 60% of the amount received from OHIP adjusted for amounts deducted from those amounts received for facility fees.

Gross Profit

During the three months ended March 31, 2014, gross profits decreased to $ 851,214, from $ 1,151,175 during the three months ended March 31, 2013, a decrease of $ 299,961.

Operating Expenses

Operating expenses for the three months ended March 31, 2014, were $ 1,474,278, compared to $ 1,527,306 for the three months ended March 31, 2013, a decrease of $ 53,028 due to lower payroll expenses.

Net Loss

During the three months ended March 31, 2014, the net loss was $ 623,064, compared to $376,132 during the three months ended March 31, 2013, an increase of $ 246,932. This increase is attributable to lower revenue at addiction treatment facility.

Table of Contents	21

Liquidity and Capital Resources

The following table summarizes working capital at March 31, 2014, compared to March 31, 2013.

	March 31, 2014	March 31, 2013	Increase/ (Decrease)

Current Assets	$411,983	$511,986	$(100,003)

Current Liabilities	$4,014,403	$4,408,044	$(393,641)

Working Capital (Deficit)	$(3,602,420)	$(3,896,058)	$293,638

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

Accounts receivable at March 31, 2014 and March 31, 2013, was $279,711 and $376,642, respectively, representing a decrease of $96,931. The Company earns a significant portion of revenues from the Ontario Ministry of Health for its ability to carry out its normal activities. These revenues account for approximately 46% of the Company’s consolidated sales for the three months ended March 31, 2014.

Table of Contents	22

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

Table of Contents	23

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

Table of Contents	24

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

The Company does not have assets or liabilities measured at fair value on a recurring basis at March 31, 2014, and March 31, 2013, respectively. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the three months period ended March 31, 2014 and March 31, 2013, respectively.

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

Table of Contents	25

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

Earnings per Share Information

FASB ASC 260, “ Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share was the same, at the reporting dates, as there were no common share equivalents outstanding.

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

Table of Contents	26

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	27

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2014.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended March 31, 2014.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Table of Contents	28

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation **

101.DEF	Taxonomy Extension Definition **

101.LAB	Taxonomy Extension Labels **

101.PRE	Taxonomy Extension Presentation **

* filed herewith

** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Table of Contents	29

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENESTONE HEALTHCARE CORP.

Date:	May 13, 2014	By:	/s/ Shawn E. Leon
			Name:	Shawn E. Leon
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2014	By:	/s/ Ken Lorimer
			Name:	Ken Lorimer
			Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Table of Contents	30