Form 10-Q
period 2014-06-30
GREENESTONE HEALTHCARE CORP
filed 2014-08-14
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2014

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

18 East 41 st Street, 14th Floor

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

Yes [ ] No [X]

As of August 12, 2014, there were 47,343,055 shares outstanding of the registrant’s common stock.

2

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENESTONE HEALTHCARE CORPORATION

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Stated in U.S. $)

CONTENTS

Page

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	F-1
Consolidated Statement of Operations for the three and six months ended June 30, 2014 and 2013	F-2
Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013	F-3
Notes to the Consolidated Interim Financial Statements	F-4 - F-16

Table of Contents	4

Greenestone Healthcare Corporation

Consolidated Balance Sheets (Unaudited)

As at June 30, 2014

	June 30, 2014	December 31, 2013
	(Unaudited)
CURRENT ASSETS
Cash	$27,562	$—
Accounts receivable (note 6)	396,337	440,918
Prepaid expenses	103,762	109,854
Inventory	31,897	12,548
Total Current Assets	559,558	563,320
Cash – Restricted (note 3e)	93,480	94,020
Fixed assets (note 7,9)	524,886	536,124
Total Assets	$1,177,924	$1,193,464
CURRENT LIABILITIES
Bank overdraft	$—	$126,073
Accounts payable and accrued liabilities	595,275	703,918
Harmonized sales tax payable	624,223	594,120
Withholding taxes payable	2,008,965	1,796,655
Deferred revenue	110,126	107,477
Convertible notes payable (note 8)	—	246,612
Current portion of loan payable (note 9)	8,086	7,953
Short term loan (note 10)	93,689	64,541
Related party notes (note 11)	597,412	622,356
Total Current Liabilities	4,037,776	4,269,705
Loan payable (note 9)	24,200	28,452
Total Liabilities	4,061,976	4,298,157
STOCKHOLDERS' DEFICIT
Common stock; $0.01 par value, 500,000,000 shares authorized; 47,343,055 and 41,065,564, shares issued and outstanding as of June 30, 2014 and December 31, 2013 respectively (note 12)	473,431	410,656
Additional paid-in capital	8,738,070	8,155,474
Accumulated other comprehensive income	271,509	264,135
Accumulated deficit	(12,367,062)	(11,934,958)
Total Stockholders' Deficit	(2,884,052)	(3,104,693)
Total Liabilities and Stockholders' Deficit	$1,177,924	$1,193,464
COMMITMENTS (note 13)

 The accompanying notes are an integral part of the unaudited consolidated interim financial statements

Table of Contents	F-1

Greenestone Healthcare Corporation
Consolidated Interim Statements of Operations (Unaudited)

	For the three months		For the six months
	period ended June 30		period ended June 30
	2014	2013	2014	2013

Revenues (note 6)	$1,641,094	$1,528,944	$2,779,072	$2,973,268
Cost of services provided	358,419	340,220	646,893	633,543
Gross margin	1,282,674	1,188,724	2,132,178	2,339,725
Operating expenses
Continuing education	345	—	343	—
Depreciation	35,040	—	69,637	—
Bad debt expense	(9,831)	45,213-	(11,182)	89,477
General and administrative	161,763	151,142	325,041	295,232
Management fees (note 11)	22,933	48,850	77,223	98,420
Meals and entertainment	109	174	145	1,262
Medical records	—	—	—	—
Professional fees	20,844	161,962	83,374	263,035
Rent (note 11)	161,804	252,638	421,699	502,727
Salaries and wages	684,743	745,013	1,393,975	1,563,026
Subcontract fees	—	7	—	—
Supplies	86,597	91,890	163,898	155,622
Travel	7,519	9,940	11,881	20,380
Total operating expenses	1,171,866	1,506,829	2,536,033	2,989,181
Operating income ( loss )	110,808	(318,105)	(403,855)	(649,456)
Other income (expense)
Interest expense	(8,347)	(32,170)	(28,248)	(53,229)
Net income (loss)	102,461	(350,275)	(432,104)	(702,685)
Accumulated other comprehensive loss
Foreign currency translation adjustment	(98,303)	108,837	7,353	181,906
Total comprehensive income (loss)	$4,158	$(241,438)	$(424,731)	$(520,779)
Basic and diluted loss per common share	0.00	(0.01)	(0.01)	(0.02)
Weighted average outstanding	47,304,160	31,327,064	46,651,173	29,451,837

  The accompanying notes are an integral part of the unaudited consolidated interim financial statements

Table of Contents	F-2

Greenstone Healthcare Corporation

Consolidated Interim Statements of Cash Flows (Unaudited)

	For the six month period ended
		June 30,
	2014		2013
Operating activities
Net loss	$(432,104)		$(702,685)
Depreciation	69,637		89,477
	(362,467)		(613,208)
Changes in operating assets and liabilities
Accounts receivable	44,581		(50,388)
Harmonized sales tax	30,103		101,068
Prepaid expenses	6,091		10,535
Inventory	(19,349)		6,704
Accounts payable and accrued liabilities	(108,643)		143,318
Accrued interest	13,689		—
Withholding taxes payable	212,310		235,833
Deferred revenue	2,651		(55,407)
Net cash used in operating activities	(181,033)		(221,544)
Investing activities
Purchase of fixed assets	(58,399)		1,055
Net cash used in investing activities	(58,399)		1,055
Financing activities
Change in restricted cash	540		(6,343)
Repayment of loan payable	(4,120)		—
Proceeds from convertible notes payable	80,000
Proceeds from the sale of common stock	382,502		23,939
Proceeds (Repayment) from related party notes	(73,228)		193,847
Net cash provided by financing activities	385,694		211,444
Effect of exchange rate on cash	7,373		181,906
Net change in cash	153,635		172,861
Beginning cash balance (deficiency)	(126,073)		(70,803)
Ending cash balance ( Including restricted )	$27,562		$102,058
Supplemental cash flow information
Cash paid for interest	$28,248		$85,252
Cash paid for income taxes	$—		$—
Supplemental Schedules of Noncash investing and financing activities
Common stock issued as a result of conversion of convertible notes payable	$262,869		$961,636

The accompanying notes are an integral part of the unaudited consolidated financial statements

Table of Contents	F-3

Notes to Consolidated Interim Financial Statements

1. Nature of business

GreeneStone Healthcare Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective May 2012, the Company changed its corporate name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation. As at June 30, 2014, the Company owns 100% of the outstanding shares of each of 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc., both of which were incorporated in 2010 under the laws of the province of Ontario, Canada. 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc. provide medical services to various patients in clinics located in two regions in Ontario, Canada; the city of Toronto and the regional municipality of Muskoka.

The accompanying unaudited Consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and Rule 8-03 of Regulation S-X. Accordingly, these consolidated interim financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

All adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in these unaudited consolidated interim financial statements. Operating results for the six month period presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2013 has been derived from audited financial statements. The unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2013.

2. Going concern

The Company’s consolidated interim financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at June 30, 2014 the Company has a working capital deficiency of $3,478,218 and accumulated deficit of $12,367,062. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and, or debt financing in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated interim financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

3. Significant accounting policies

The accounting policies of the Company are in accordance with US GAAP applied on a basis consistent with that of the preceding year. Outlined below are those policies considered particularly significant.

a) Principals of consolidation and foreign currency translation

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

The Company’s subsidiaries functional currency is the Canadian dollar, while the Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into US dollars in accordance with ASC 830, "Foreign Currency Translation" as follows:

i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
ii)	Equity at historical rates.
iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Table of Contents	F-4

3. Significant accounting policies (cont’d)

a) Principals of consolidation and foreign currency translation (cont’d)

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

The relevant translation rates are as follows: For the six month period ended June 30, 2013 closing rate at .9508 S$:CAN$, average rate at .9842 US$:CAN$ and for the six month period ended June 30, 2014 closing rate at .9348 US$:CAN$, average rate at.9115 US$:CAN$.

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

Table of Contents	F-5

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

The Company has $93,480 in restricted cash held by their bank to cover against the possibility of services not performed.

f) Accounts receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. At June 30, 2014 and December 31, 2013, the Company has $16,946 and $ 28,578 of allowance for doubtful accounts, respectively.

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

Table of Contents	F-6

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

The Company does not have assets or liabilities measured at fair value on a recurring basis at June 30, 2014. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the six month period ended June 30, 2014.

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

Table of Contents	F-7

3. Significant accounting policies (cont’d)

l) Earnings per share information

FASB ASC 260-10, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the six months ended June 30, 2014 and three and six months ended June 30, 2013.

Basic and diluted income per share was the same, at three months ended June 2014, as there were no common share equivalents outstanding.

m) Share based expenses

ASC 718-10 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights that may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

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

4. Recently adopted accounting pronouncements

The company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on the results of operations, financial condition or cash flow.

5. Financial instruments

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company's risk exposure and concentrations at the balance sheet date, June 30, 2014.

Table of Contents	F-8

5. Financial instruments (cont’d)

(a) Credit risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Financial instruments that subject the Company to credit risk consist primarily of accounts receivable.

With respect to accounts receivable of $396,336 (December 31, 2013: $440,918), the Company receives most of its revenues in 1816191 Ontario Inc. from the Ontario Ministry of Health and Long-Term Care, a provincially regulated program (note 6). The Company performs frequent reviews of billing reports submitted to the Ontario Ministry of Health and Long-Term Care, to ensure accuracy and filing on a timely basis. Allowances are provided for potential losses that have been incurred at the balance sheet date.

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

(b) Liquidity risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $3,478,218 and accumulated deficit of $12,367,062. As disclosed in note 2, the Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

In the opinion of management, liquidity risk associated with bank overdraft of $0 (December 31, 2013: $126,073) is assessed as low, with zero bank indebtedness at June 30, 2014. The Company ensures that financial liabilities are placed with a financial institution with a high credit rating in order to mitigate the risk. There is a concentration risk associated with the bank indebtedness since the Company uses one financial institution.

(c) Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

Table of Contents	F-9

5. Financial instruments (cont’d)

i. Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is not exposed to interest rate risk on its bank indebtedness as there is a balance of $0 at June 30, 2014. This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

ii. Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as its subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. Most of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at June 30, 2014, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $21,000 increase or decrease in the Company’s after-tax net loss, respectively. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

6. Accounts receivable

The consolidated accounts receivable balance consists primarily of amounts due from the following parties:

	June 30, 2014	December 31, 2013
The Ontario Ministry of Health and Long-Term Care	$281,426	$246,415
Treatment program	105,360	134,291
Outpatient Services	26,497	88,790
Allowance for doubtful accounts	(16,946)	(28,578)
	$396,337	$440,918

Table of Contents	F-10

6. Accounts receivable (cont’d)

The Company is economically dependent on and earns a significant portion of revenues from the Ontario Ministry of Health for its ability to carry out its normal activities. These revenues account for 41% of the Company’s consolidated revenue in the six month period ending June 30, 2014 (December 31, 2013: 38%).

7. Fixed assets

	Cost	Accumulated Amortization	June 30, 2014	December 31, 2013
Computer equipment	$21,327	$11,931	$$9,396	$11,118
Computer software	25,763	25,763	-	—
Furniture and equipment	412,121	247,668	164,453	198,236
Medical equipment	421,647	223,895	197,752	152,095
Vehicles	67,187	28,718	38,469	45,520
Leasehold improvements	202,223	87,407	114,816	129,155
	$1,150,269	$625,382	$$524,886	$536,124

8. Convertible notes payable

The company has no convertible notes outstanding at June 30, 2014. During the 6 month period to June 30, 2014 $ 198,328 in notes were converted into 731,449 common shares at set rates as indicated by individual note. There was $ 48,284 in a note payable at December 31, 2013 that was reclassified to a related party payable account.

On June 30, 2014 convertible debentures totaling $93,480 had matured and were to be converted to restricted shares. This is dependent on a Directors Resolution being issued by the Company. As of the date of our report a Directors Resolution had not been formally issued. The Board of Directors has indicated that in due time they will pass the resolution. Since the convertible debentures include an automatic conversion on maturity feature, and to accurately reflect the maturity of the debt and conversion to shares as of June 30, 2014, the financial information presented in these consolidated interim financial statements has treated the debt of $93,480 as matured and converted into restricted shares totaling 208,151.

9. Loan payable

The Company has an automobile loan payable bearing interest at 4.49% with blended monthly payments of $835 that matures March 2018. The loan is secured by the vehicle with a net book value as at June 30, 2014 of $26,625. Estimated principal re-payments to December 31 st are as follows:

2015	$8,086
2016	8,457
2017	8,845
Thereafter	6,898
$32,286

10. Short term convertible note payable

The company has one short term loan agreement during the period totalling $93,689. During the 6 months to June 30, 2014, an amount of $ 64,541 was converted into 1,045,099 common shares. And a further loan of $ 80,000 with interest accrued of $ 13,689 represents the current balance of $93,689.

Table of Contents	F-11

Loan is with JMJ Financial in the amount of $93,689 with an interest rate of 12%. The lender has the right, at any time after 180 days from effective date to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock, based on the average of the two lowest closing prices during the 22 days prior start of conversion period.

 11. Related party transactions

A portion of related party notes at June 30, 2014 is due to Greenestone Clinic Inc. in the amount of $273,195 ( December 31, 2013: $413,078). The Company is related to Greenestone Clinic Inc. as it is controlled by one of the Company’s directors. The balance owing is interest bearing, not secured and has no specified terms of repayment.

The other portion of related party notes at June 30, 2014 is due to Dr. Jay Parekh in the amount of $324,216 ( December 31, 2013: $224,269). He is a shareholder of the company and a director of the subsidiary clinic. The amount due in related party fees is non-interest bearing and has no specified terms of repayment.

The Company had management fees totaling $77,223 during the six month period ended June 30, 2014 (June 30, 2013: $98,420) to the director ( Greenestone Clinic Inc. ) for services which are included in management fees. During the three month period ended June 30, 2014 the company had management fees totalling $ 22,933 ( June 30, 2013 : $ 48,850 )

The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. at market terms. During the six month period ended June 30, 2014, the Company had rent expense of $232,432 (June 30, 2013: $272,623) to Cranberry Cove Holdings Ltd. Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder being a director of the Company. During the three month period ended June 30, 2014 the company had rent expense of $ 82,557 ( June 30, 2013 : $ 141,665 )

All related party transactions occur in the normal course of operations and are measured at the exchange amount, as agreed upon by the related parties.

Table of Contents	F-12

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

Issued common shares

The Company has a total of 47,343,055 issued and outstanding common shares as at June 30, 2014. At December 31, 2013 to the Company had 41,065,544 issued and outstanding common shares.

The Company issued 1,777,440 shares of its common stock to satisfy its obligations under an aggregate principal of $ 262,869 of convertible promissory notes for the six month period ended June 30, 2014.

The company issued 4,500,000 shares of its common stock for cash of $ 382,500 during the six month period ended June 30, 2014.

Warrants Issued

The company had a private placement in the 1st quarter of 2014 that included warrants. A total of 6,000,000 warrants were issued January 16, 2014 that can be exercised on a one for one basis for shares for a 3 year term from issue date at .15 cents a share.

13. Commitments

The Company is committed under three non-cancellable operating lease agreements for rental of premises. The rental of premise agreement for the subsidiary, 1816191 Ontario Inc. which expires July 2018 and the premise agreements for the subsidiary, Greenestone Clinic Muskoka Inc. which expires March 2019.

Future minimum annual payment requirements are as follows:

2015	$437,945
2016	477,954
2017	495,011
2018	502,970
2019	357,237
$2,271,117

Table of Contents	F-13

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the six month period ended June 30, 2014, applicable under ASC 740. As a result of the adoption of ASC 740, the Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The components of the Company’s future tax asset as at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Net operating loss carry forward	$12,367,062	$11,934,958
Valuation allowance	(12,367,062)	(11,934,958)
Net future tax asset	$—	$—

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	June 30, 2014	December 31, 2013
Tax at statutory rate	$35,861	$570,870
Valuation allowance	(35,861)	(570,870)
Net future tax asset	$—	$—

The Company did not pay any income taxes during the six month period ended June 30, 2014 and the year ended December 31, 2013.

The net federal operating loss carry forwards will expire in 2024 through 2034. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Table of Contents	F-14

15. Management of capital

The Company’s objectives of capital management are to safeguard its ability to support the Company’s normal operating requirements on an ongoing basis. The Company defines capital as the total of its total assets less total liabilities.

The Company manages its capital structure and makes adjustments in light of changes in its economic environment and the risk characteristics of the Company’s assets. To effectively manage the Company’s capital requirements, the Company has in place a planning, budgeting and forecasting process to help determine the funds required to ensure the Company has the appropriate liquidity to meet its operating and growth objectives. The Company is dependent upon the raising of additional capital through placement of common shares, and, or debt financing to support its normal operating requirements. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. As at June 30, 2014 there was no externally imposed capital requirement to which the Company is subject and with which the Company has not complied.

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

 For the six month period ended June 30, 2014

	Gastrointestinal Clinical Services	Addiction and Rehabilitation Treatments	Other Segments	Total
Revenues from external customers	$1,163,253	$1,615,818	$—	$2,779,072
Depreciation of fixed assets	28,494	41,143	—	69,637
Interest expense	6,620	7,939	13,689	28,248
Segment loss	(106,921)	(223,695)	(101,488)	(432,105)
Segment assets	656,727	521,148	49	1,177,923

For the three month period ended June 30, 2014

	Gastrointestinal Clinical Services	Addiction and Rehabilitation Treatments	Other Segments	Total
Revenues from external customers	$635,536	$1,005,557	$—	$1,641,093
Depreciation of fixed assets	14,338	20,702	—	35,040
Interest expense	3,987	(9,329)	13,689	8,347
Segment profit ( loss )	(58,280)	184,932	(24,311)	102,341
Segment assets	656,727	521,148	49	1,177,923

Table of Contents	F-15

17. Subsequent events

 On July 11, 2014 Greenestone Healthcare Corporation entered into a non-binding Exclusive Letter of Intent with Gordon Hay, Venture Academy Inc. and Venture Academy Ontario, Inc. The transaction is for the purchase of the assets and business known as Venture Academy in Ontario and British Columbia.

As provided in the LOI, the Registrant believes that the enterprise value of the Asset to be $3,700,000.000 CAD (three million seven hundred thousand Canadian dollars), which today’s rate of 1 CAD to 0.93 USD is $ 3,439,428.98 USD (three million four hundred thirty-nine thousand four hundred twenty-eight dollars and ninety-eight cents in USD), on a cash basis, debt free. The Purchase Price shall be subject to an adjustment based on the amount by which the Net Working Capital is less than zero.

As per the terms of the LOI the Purchase Price may be paid by the way of $3,000,000.00 CAD (three million Canadian dollars), which is $2,788,726.20 USD (two million seven hundred eighty-eight thousand seven hundred twenty-six dollars and twenty cents in USD) in cash and $700,000.00 CAD (seven-hundred thousand Canadian dollars), which is $ 650,702.78 USD (six hundred fifty thousand seven hundred and two dollars in USD) by way of a two year secured convertible note to be bearing interest at 4% and secured against the Menesing Ontario property. The Note shall be convertible into shares of the Registrant at a price to be determined and defined in the definitive agreements to be completed.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the quarter ended June 30, 2014.

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

Table of Contents	21

At the end of 2013, the Company’s endoscopy business segment at the Yonge Street Facility was only operating at approximately 40% of its potential capacity.

The Company believes that it will need a minimum of $2,000,000 to cover its planned operations over the next 12 months. This estimate includes (i) $200,000 for marketing and (ii) 1,800,000 for tax obligations.

The Company has reduced its rent at the Bala property commencing April 1, 2014. The rent is now $ 30,000 per month compared to $ 55,000 in fiscal 2013. The Company continues to evaluateplans to purchase the Bala Property.

The Company entered into a 5 year lease commencing August 1, 2013 at its Endoscopy clinic at 5734 Yonge Street.

Results of Operations

For the Three Months Ended June 30, 2014, Compared to the Three Months Ended June 30, 2013

Revenue

During the three months ended June 30, 2014, revenues increased to $1,641,094, from $ 1,528,944 during the three months ended June 30, 2013, an increase of $ 112,150. This increase is mainly attributable to a steady increase in business volume since the Company began operations. Revenue from the endoscopy practice was $ 635,536, compared to revenue of $ 598,804 during the three months ended June 30, 2013, an increase of $ 36,732. Revenue in the mental health division for the three months ended June 30, 2014, was $ 1,005,557 compared to $ 930,140 for the three months ended June 30, 2013, an increase of $ 75,417. The Company believes that revenue will continue to grow steadily, especially in the mental health division, and the Company will become more profitable as most of its costs, such as rent and salaries and wages are relatively fixed, and therefore will reduce as a percentage as business volume grows.

Cost of Revenue

Our cost of revenue for the three months ended June 30, 2014, was $ 358,419, compared to $ 340,020 for the three months ended June 30, 2013, an increase of $ 18,199. The cost of revenue primarily represents payments made to the doctors for endoscopy procedures performed. These amounts are calculated based on amounts billed to the Ontario Ministry of Health under the Ontario Health Insurance Plan (OHIP). In general, the doctor performing the actual medical procedure will receive approximately 57% of the amount received from OHIP adjusted for amounts deducted from those amounts received for facility fees.

Gross Profit

During the three months ended June 30, 2014, gross profits increased to $1,282,675, from $ 1,188,725 during the three months ended June 30, 2013, an increase of $ 93,950. This increase is mainly attributable to an increase in business volume since the Company began operations.

Operating Expenses

Operating expenses for the three months ended June 30, 2014, were $ 1,180,213, compared to $ 1,538,999 for the three months ended June 30, 2013, a decrease of $ 358,786. This decrease in expenses is due to cost reductions at Bala facility and lower salary and rent costs due to sale of St. Clair aftercare program. Operating expenses for the three months ended June 30, 2014, primarily consisted of salaries and wages to medical support staff of $ 684,743; rent payments of $ 161,804 and general and administrative expenses of $ 161,763.

Table of Contents	22

Net Profit

During the three months ended June 30, 2014, the net profit was $ 102,462, compared to a loss of $ 350,274 during the three months ended June 30, 2013, an increase of $ 452,736. This increase is attributable to the steady increase in revenues and business operations with a lower cost base.

For the Six Months Ended June 30, 2014, Compared to the Six Months Ended June 30, 2013

Revenue

During the six months ended June 30, 2014, revenues decreased to $ 2,779,072, from $ 2,973,268 during the six months ended June 30, 2013, a decrease of $194,197. This decrease is mainly attributable lower revenue in Quarter 1, possibly due to cold weather. Revenue from the endoscopy practice was $1,163,253, compared to revenue of $ 1,137,191 during the six months ended June 30, 2013, an increase of $26,062. Revenue in the mental health division for the six months ended June 30, 2014, was $1,615,818 compared to $1,836,077 for the six months ended June 30, 2013, a decrease of $ 220,259. The Company believes that revenue will continue to grow steadily and the Company will become more profitable as most of its costs, such as rent and salaries and wages are relatively fixed, and therefore will reduce as a percentage as business volume grows.

Cost of Revenue

Our cost of revenue for the six months ended June 30, 2014, was $646,893, compared to $633,543 for the six months ended June 30, 2013, an increase of 13,350. The cost of revenue primarily represents payments made to the doctors for endoscopy procedures performed. These amounts are calculated based on amounts billed to the Ontario Ministry of Health under the Ontario Health Insurance Plan (OHIP). In general, the doctor performing the actual medical procedure will receive approximately 57% of the amount received from OHIP adjusted for amounts deducted from those amounts received for facility fees.

Gross Profit

During the six months ended June 30, 2014, gross profits decreased to $2,132,178, from $2,339,725 during the six months ended June 30, 2013, a decrease of $207,547. This decrease is mainly attributable to lower revenue in Mental Health division in Quarter 1, we believe related to cold winter.

Operating Expenses

Operating expenses for the six months ended June 30, 2014, were $2,564,282, compared to $3,042,410 for the six months ended June 30, 2013, a decrease of $478,128. This decrease in expenses is due to cost reductions at Bala facility and lower salary and rent costs due to sale of St. Clair aftercare program. Operating expenses for the six months ended June 30, 2014, primarily consisted of salaries and wages to medical support staff of $1,393,975; rent payments of $421,699 and general and administrative expenses of $325,041.

Net Loss

During the six months ended June 30, 2014, the net loss was $ 432,104, compared to $ 702,685 during the six months ended June 30, 2013, an increase of $ 270,582.

Table of Contents	23

Liquidity and Capital Resources

The following table summarizes working capital at June 30, 2014

June 30, 2014
Current Assets	$559,558
Current Liabilities	$4,037,776
Working Capital (Deficit)	$(3,478,218)

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

Accounts receivable at June 30, 2014 was $396,336. The Company earns a significant portion of revenues from the Ontario Ministry of Health for its ability to carry out its normal activities. These revenues account for approximately 37% of the Company’s consolidated sales for the six months ended June 30, 2014, 38% for the year ended December 31, 2013.

Table of Contents	24

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

•	Fees for in-patient addiction treatments proportionately over the term of the patient’s treatment.

Table of Contents	25

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

Table of Contents	26

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

The Company does not have assets or liabilities measured at fair value on a recurring basis at June 30, 2014, and June 30, 2013, respectively. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the six months period ended June 30, 2014 and June 30, 2013, respectively.

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

Table of Contents	27

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

Table of Contents	28

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	29

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

There were no unregistered sales of equity securities during the six months ended June 30, 2014.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the six months ended June 30, 2014.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Table of Contents	30

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation **

101.DEF	Taxonomy Extension Definition **

101.LAB	Taxonomy Extension Labels **

101.PRE	Taxonomy Extension Presentation **

* filed herewith

** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Table of Contents	31

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENESTONE HEALTHCARE CORP.

Date:	August 14, 2014	By:	/s/ Shawn E. Leon
			Name:	Shawn E. Leon
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2014	By:	/s/ Ken Lorimer
			Name:	Ken Lorimer
			Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Table of Contents	32