Form 10-Q
period 2014-09-30
GREENESTONE HEALTHCARE CORP
filed 2014-11-14
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

As of November 14, 2014, there were 48,093,055 shares outstanding of the registrant’s common stock.

	TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	4-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	29

Item 4.	Controls and Procedures.	29

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	30

Item 1A.	Risk Factors.	30

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.	30

Item 3	Defaults Upon Senior Securities.	30

Item 4.	Mine Safety Disclosures.	30

Item 5.	Other Information.	30

Item 6.	Exhibits.	31

Signatures		32

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENESTONE HEALTHCARE CORPORATION

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Stated in U.S. $ unless stated otherwise)

TABLE OF CONTENTS

Page

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	F-1
Unaudited Consolidated Statement of Operations for the three and nine months ended September 30, 2014 and 2013	F-2
Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013	F-3
Notes to the Unaudited Consolidated Interim Financial Statements	F-4 - F-16

Table of Contents	1

GREENESTONE HEALTHCARE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. $)
	September 30, 2014 (unaudited)	December 31, 2013

ASSETS
CURRENT ASSETS
Cash	$—	$—
Accounts receivable (note 6)	200,103	194,503
Prepaid expenses	95,810	84,523
Current assets – held for sale	354,986	284,293
Total current assets	650,899	563,319

NON CURRENT ASSETS:
Fixed assets (note 7)	286,096	283,246
Cash - Restricted	89,290	94,020
Long term assets – held for resale	220,574	252,879
Total assets	$1,246,859	$1,193,464

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$21,335	$126,073
Accounts payable and accrued liabilities	423,242	440,607
Harmonized sales tax payable	598,863	594,120
Withholding taxes payable	1,940,655	1,777,799
Deferred revenue	88,546	107,475
Convertible notes payable (note 8)	—	246,612
Short term loan (note 10)	82,962	64,541
Current portion of loan payable (note 9)	7,811	7,953
Related party notes (note 11)	394,998	205,995
Current liabilities – held for resale	297,286	698,530
Total current liabilities	3,855,698	4,269,705

COMMITMENTS (note 2

NON CURRENT LIABILITIES:
Loan payable (note 9)	21,130	28,452
Total Liabilities	3,876,828	4,298,157

STOCKHOLDERS' DEFICIT
Preferred Stock - Series A; $0.01 par value, 3,000,000 shares authorized; -0- issued and outstanding	—	—
Preferred Stock - Series B; $0.01 par value, 10,000,000 shares authorized; -0- issued and outstanding	—	—
Common stock; $0.01 par value, 100,000,000 shares authorized; 47,693,055 and 41,065,564 shares issued and outstanding as of September 30, 2014 and December 31, 2013 respectively (note 11)	476,930	410,656
Additional paid-in capital	8,756,610	8,155,474
Accumulated other comprehensive loss	395,640	264,135
Accumulated deficit	(12,259,149)	(11,934,958)
Total Stockholders’ Deficit	(2,629,969)	(3,104,693)
Total Liabilities and Stockholders’ Deficit	$1,246,859	$1,193,464

The accompanying notes are an integral part of the unaudited consolidated interim financial statements

Table of Contents	2

Greenestone Healthcare Corporation
Consolidated Interim Statements of Operations (Unaudited)

	For the three months period ended September 30,		For the nine months period ended September 30,
	2014	2013	2014	2013
Revenues	$1,197,122	$1,115,318	$2,812,940	$2,954,229
Operating expenses:
Depreciation	20,718	30,173	61,861	85,281
Bad debt expense	(896)	—	(12,078)	—
General and administrative	130,242	79,606	393,291	278,534
Management fees (note 11)	55	38,525	68,163	117,248
Meals and entertainment	—	—	71	1,164
Professional fees	115,565	50,066	180,618	287,092
Rent (note 11)	82,839	163,602	333,639	552,691
Salaries and wages	576,618	619,030	1,724,194	1,949,473
Supplies	60,625	56,121	143,499	134,537
Travel	3,844	7,887	15,725	28,227
Total operating expenses	989,610	1,045,010	2,908,983	3,434,247
Operating income ( loss )	207,512	70,308	(96,043)	(480,018)
Other income (expense):
Interest expense	2,640	(67,805)	(18,988)	(145,523)
Net income (loss) from continuing operations	210,152	2,503	(115,031)	(625,541)
Loss from discontinued operations, net of tax	(102,241)	(34,132)	(209,161)	(108,773)
Net Income (Loss) applicable to common stockholders	107,911	(31,629)	(324,192)	(734,314)
Accumulated other comprehensive loss
Foreign currency translation adjustment	124,152	(55,323)	131,505	126,583
Total comprehensive income (loss)	$232,063	$(86,952)	$(192,687)	$(607,731)
Basic and diluted loss per common share
Continuing operations	$0.00	$0.00	$(0.00)	$(0.02)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted loss per share	$0.00	$(0.00)	$(0.01)	$(0.02)
Weighted average outstanding	47,441,968	35,464,123	46,938,730	31,485,404

The accompanying notes are an integral part of the unaudited consolidated interim financial statements

Table of Contents	3

GREENESTONE HEALTHCARE CORPORATION
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
	For the nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(324,191)	$(734,314)
Net loss from discontinued operations, net of tax	209,161	108,773
Net loss from continuing operations	(115,030)	(625,541)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	61,861	85,281
Provision for bad debts	(12,078)	—
Changes in operating assets and liabilities
Inc/dec in accounts receivable	6,478	(6,399)
Inc/dec in inventory	—	(13,772)
Inc/dec in prepaids	(11,287)	(37,773)
Inc/dec in harmonized sales tax liability	4,743	215,207
Inc/dec in accounts payable and accrued liabilities	(17,365)	(430,702)
Inc/dec in withholding taxes	162,856	556,932
Inc/dec in deferred revenue	(18,929)	(29,826)
Net cash provided by (used in) operating activities- continuing operations	61,249	(286,593)
Net cash used in operating activities- discontinued operations	(247,549)	(81,057)
Net cash used in operating activities	(186,300)	(367,650)

Cash flows from investing activities:
Cash paid for purchase of fixed assets	(64,711)	(46,516)
Net cash used in investing activities	(64,711)	(46,516)

Cash flows from financing activities:
Repayment of notes payable	(5,632)	(7,075)
Changes in restricted cash	4,730	(97,060)
Proceeds from issuance of short term notes	105,000	313,598
Proceeds from issuance of related party notes	250,652	444,492
Repayment of related party notes	(111,766)	—
Proceeds from issuance of common stock	382,503	(2,451)
Net cash provided by financing activities- continuing operations	625,487	651,504
Net cash used in financing activities- discontinued operations	(401,244)	(254,862)
Net cash provided by financing activities	224,243	396,642
Effect of exchange rate on cash	131,506	126,581

Net increase in cash	104,738	109,057
Cash, beginning of period	(126,073)	(70,803)
Cash, end of period	($21,335)	$38,254

Supplemental cash flow information:
Cash paid for interest	$18,988	$145,523
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Common stock issued as a result of conversion of convertible notes payable	$284,907	$961,636

The accompanying notes are an integral part of these unaudited consolidated financial statements

Table of Contents	4

Notes to Consolidated Interim Financial Statements

1. Nature of business

GreeneStone Healthcare Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective May 2012, the Company changed its corporate name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation. As at September 30, 2014, the Company owns 100% of the outstanding shares of each of 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc., both of which were incorporated in 2010 under the laws of the Province of Ontario, Canada. 1816191 Ontario Limited and Greenestone Clinic Muskoka Inc. provide medical services to various patients in clinics located in two regions in Ontario, Canada; the city of Toronto and the regional municipality of Muskoka.

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

All adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in these unaudited consolidated interim financial statements. Operating results for the nine month period presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2013 has been derived from audited financial statements. The unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2013.

2. Going concern

The Company’s consolidated interim financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at September 30, 2014 the Company has a working capital deficiency of $3,204,799 and accumulated deficit of $12,259,149. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures, including past due payroll and sales tax payments, as well as estimated penalties and interest, over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and, or debt financing in order to implement its business plan. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated interim financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

3. Significant accounting policies

The accounting policies of the Company are in accordance with US GAAP applied on a basis consistent with that of the preceding year. Outlined below are those policies considered particularly significant.

Table of Contents	5

3. Significant accounting policies (continued)

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

The relevant translation rates are as follows: For the nine month period ended September 30, 2014 closing rate at 0.8929 US$:CAN$, average rate at 0.9137 US$:CAN$ and for the nine month period ended September 30, 2013 closing rate at 0.9706 US$:CAN$, average rate at. 0.9707 US$:CAN$.

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

Table of Contents	6

3. Significant accounting policies (continued)

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

The Company has $89,290 in restricted cash held by their bank to cover against the possibility of services not performed.

f) Accounts receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. At September 30, 2014 and December 31, 2013, the Company has $15,336 and $ 28,578 of allowance for doubtful accounts, respectively.

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

Table of Contents	7

3. Significant accounting policies (continued)

h) Financial instruments (continued)

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

The Company does not have assets or liabilities measured at fair value on a recurring basis at September 30, 2014. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the nine month period ended September 30, 2014.

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

k) Income taxes

The Company uses the future income tax method to account for income taxes. Under this method, future income tax assets and liabilities are determined based on the difference between the carrying value and the tax basis of the assets and liabilities. Any change in the net amount of future income tax assets and liabilities is included in income. Future income tax assets and liabilities are determined based on enacted or substantively enacted tax rates and laws, which are expected to apply to the Company's taxable income for the periods in which the assets and liabilities will be recovered. Future income tax assets are recognized when it is more likely than not that they will be realized.

l) Earnings per share information

FASB ASC 260-10, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the nine months ended September 30, 2014 and three and nine months ended September 30, 2013.

Basic and diluted income per share was the same, at three months ended September 2014, as there were no common share equivalents outstanding.

Table of Contents	8

3. Significant accounting policies (continued)

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

n) Prior Period Reclassifications

Reclassifications of prior period amounts related to discontinued operations as a result of the expected 1816191 Ontario Limited disposition.

4. Recently adopted accounting pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the impact of adopting this guidance.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its consolidated financial statements.

Table of Contents	9

5. Financial instruments

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company's risk exposure and concentrations at the balance sheet date, September 30, 2014.

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
(b)

Liquidity risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $3,204,799 and accumulated deficit of $12,259,149. As disclosed in note 2, the Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition.

In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year. In the opinion of management, liquidity risk associated with bank overdraft of $21,335 (December 31, 2013: $126,073) is assessed as low, with zero bank indebtedness at September 30, 2014. The Company ensures that financial liabilities are placed with a financial institution with a high credit rating in order to mitigate the risk. There is a concentration risk associated with the bank indebtedness since the Company uses one financial institution.

(c)

Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

i.

Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is not exposed to interest rate risk on its bank indebtedness as there is a balance of $0 at September 30, 2014. This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

Table of Contents	10

5. Financial instruments (continued)

ii.

Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as its subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. Most of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at September 30, 2014, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $6,000 increase or decrease in the Company’s after-tax net loss from continuing operation. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

6. Accounts receivable

The consolidated accounts receivable balance consists primarily of amounts due from the following parties:

	September 30, 2014	December 31, 2013

Treatment program	$215,439	$134,291
Outpatient Services	—	88,790
Allowance for doubtful accounts	(15,336)	(28,578)
	$200,103	$194,503

7. Fixed assets

			Net Book Value
	Cost	Accumulated Amortization	September 30, 2014	December 31, 2013

Computer equipment	$20,371	$12,188	$8,183	$11,118
Furniture and equipment	335,684	207,931	127,753	179,850
Medical equipment	4,490	2,977	1,513	1,961
Vehicles	64,175	30,673	33,503	45,520
Leasehold improvements	149,099	33,955	115,144	44,797
	$573,819	$287,724	$286,096	$283,246

8. Convertible notes payable

The company has no convertible notes outstanding at September 30, 2014. During the 9 month period to September 30, 2014 $ 198,328 in notes were converted into 731,449 common shares at set rates as indicated by individual note. There was $ 48,284 in a note payable at December 31, 2013 that was reclassified to a related party payable account.

Table of Contents	11

9. Loan payable

The Company has an automobile loan payable bearing interest at 4.49% with blended monthly payments of $835 that matures March 2018. The loan is secured by the vehicle with a net book value as at September 30, 2014 of $33,503. Estimated principal re-payments to September 30th are as follows:

2015	$7,811
2016	8,169
2017	8,543
Thereafter	4,418
$28,941

10. Short term convertible note payable

In May 2013 the Company entered into a promissory note of up to $500,000 where the maturity date is one year after the lender provides the borrower with funds. Included is a 10% Original Issue Discount. Interest is zero for the first three months if the principal is fully paid within 90 days. A one time interest rate of 12% is applied in case of non payment within the initial 90 days.

The note is convertible at the lessor of $.30 or 70% of the lowest trading price in the 25 trading days prior to conversion.

In 2013 the Company received $111,111 in proceeds and incurred $13,333 in accrued interest. In addition the Company converted $59,903 into shares of common stock and paid $31,111 in cash against this loan. The remaining balance as of December 31, 2013 amounted to $64,541.

In 2014 the Company received $105,000 in proceeds and converted $86,579 into 1,395,991 shares of common stock. As of September 30, 2014 the remaining balance amounted to $82,962.

11. Related party transactions

A portion of related party notes at September 30, 2014 is due to Greenestone Clinic Inc. in the amount of $47,265 ( December 31, 2013: $413,078). The Company is related to Greenestone Clinic Inc. as it is controlled by one of the Company’s directors. The balance owing is non-interest bearing, not secured and has no specified terms of repayment.

The other portion of related party notes at September 30, 2014 is due to a shareholder of the Company and a director of the Endoscopy clinic amounting to $347,733 (December 31, 2013 $224,269).

The Company had management fees totaling $68,163 during the nine month period ended September 30, 2014 (September 30, 2013: $117,248) to the director (Greenestone Clinic Inc.) for services which are included in management fees. During the three month period ended September 30, 2014 the company had management fees totaling $ 55 (September 30, 2013 : $ 38,525).

The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. at market terms. During the nine month period ended September 30, 2014, the Company had rent expense of $333,639 (September 30, 2013: $552,691) to Cranberry Cove Holdings Ltd. Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder being a director of the Company. During the three month period ended September 30, 2014 the company had rent expense of $ 82,839 (September 30, 2013 : $ 163,602).

All related party transactions occur in the normal course of operations and are measured at the exchange amount, as agreed upon by the related parties.

Table of Contents	12

12. Stockholders’ deficit

Authorized common shares

On June 30, 2012, the Company filed a Certificate of Amendment with the Colorado Secretary of State to increase the aggregate number of shares, which the Company has authority to issue to one hundred million (100,000,000) common shares, issued at $0.01 par value per share from 50,000,000 common shares with par value at $0.01. The amendment was approved by the Colorado Secretary of State in May 2012.

On March 25, 2013 the Company filed a certificate of Amendment with the Colorado Secretary of State to increase the aggregate number of shares which the Company has the authority to issue to five hundred million (500,000,000) common shares, issued at $0.01 par value per share from 100,000,000 common shares with par value at $0.01, to authorize three million (3,000,000) series A convertible preferred shares, par value of $0.01 per share, and to the authorize ten million (10,000,000) series B convertible preferred shares, par value $0.01 per share. Each series B convertible preferred shares is convertible into 10 Common shares. The amendment was approved by the Colorado Secretary of State on March 26, 2013.

Issued common shares

The Company has a total of 47,693,055 issued and outstanding common shares as at September 30, 2014. At December 31, 2013 to the Company had 41,065,544 issued and outstanding common shares.

The Company issued 2,127,490 shares of its common stock to satisfy its obligations under an aggregate principal of $ 284,907 of convertible promissory notes for the nine month period ended September 30, 2014.

The Company issued 4,500,000 shares of its common stock for cash of $ 382,500 during the nine month period ended September 30, 2014.

Warrants Issued

The Company conducted a private placement in the 1st quarter of 2014 that included warrants. A total of 6,000,000 warrants were issued January 16, 2014 that can be exercised on a one for one basis for shares for a 3 year term from issue date at .15 cents a share.

13. Commitments

The Company is committed under three non-cancellable operating lease agreements for rental of premises. The rental of premise agreement for the subsidiary, 1816191 Ontario Inc. which expires July 2018 and the premise agreements for the subsidiary, Greenestone Clinic Muskoka Inc. which expires March 2019.

Future minimum annual payment requirements are as follows:

2015	$218,973
2016	477,954
2017	495,011
2018	502,970
2019	357,237
$2,052,145

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

Table of Contents	13

14. Income taxes (continued)

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the nine month period ended September 30, 2014, applicable under ASC 740. As a result of the adoption of ASC 740, the Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The components of the Company’s future tax asset as at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013

Net operating loss carry forward	$12,259,149	$11,934,958
Valuation allowance	(12,259,149)	(11,934,958)
Net future tax asset	$—	$—

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	September 30, 2014	December 31, 2013

Tax at statutory rate	$113,467	$570,870
Valuation allowance	(113,467)	(570,870)
Net future tax asset	$—	$—

The Company did not pay any income taxes during the nine month period ended September 30, 2014 and the year ended December 31, 2013.

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

The Company manages its capital structure and makes adjustments in light of changes in its economic environment and the risk characteristics of the Company’s assets. To effectively manage the Company’s capital requirements, the Company has in place a planning, budgeting and forecasting process to help determine the funds required to ensure the Company has the appropriate liquidity to meet its operating and growth objectives. The Company is dependent upon the raising of additional capital through placement of common shares, and, or debt financing to support its normal operating requirements. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. As at September 30, 2014 there was no externally imposed capital requirement to which the Company is subject and with which the Company has not complied.

Table of Contents	14

16. Discontinued operations - 1816191 Ontario Limited

In September 2014, the Board approved a plan to sell the Endoscopy business and the Company entered into a definitive agreement to sell the business on October 6, 2014 to Jaintheelal a Company owned by Dr. Jay Parekh, the Registrant’s Medical director in charge of Endoscopy for the sum of C$1,250,000. The sale price of C$1,250,000.00 includes the assumption by Jaintheelal of debt in the same amount as the sale price, which debt is owed by 1816 to the Registrant. At closing, Jaintheelal will be permitted to offset the assumed debt by up to $650,000 through the cancellation of three million shares of the Registrant’s common stock (valued at approximately C$250,000) and the cancellation of related party debt owed by 1816 to Jaintheelal and/or Jay Parekh (valued at approximately C$400,000). The remainder of the assumed debt will be repaid by 1816 to the Registrant pursuant to a six-month, interest-bearing note.

Prior to the sale, at September 30, 2014, the Company had determined that a sale of the Endoscopy business was more-likely-than-not to occur over the next twelve months. Accordingly, the Company initiated an interim goodwill impairment analysis of the Endoscopy reporting units' goodwill balances as of September 30, 2014. As a result of this analysis, the Company determined that the net book value of our Endoscopy reporting unit exceeded its estimated fair value. The Company prepared a preliminary analysis to estimate the amount of an impairment charge as of September 30, 2014, and determined that it was establishable that an impairment, if any was probable and reasonably estimable. The preliminary fair value assessments were performed by the Company taking into consideration a number of factors including the preliminary results of a hypothetical purchase price allocation. As a result of the preliminary analysis, the Company determined that no impairment charge was necessary.

Until it is sold, the assets of this business segment, previously known as the Endoscopy segment, and related liabilities were classified as held for sale in the Consolidated Balance Sheet. The operating results of this business segment are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. Financial results are only related to disposed of or to-be-disposed of businesses.

The following table provides the operating results of Discontinued operations, net of tax for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$563,927	$589,878	$1,727,180	$1,724,235
Operating loss from discontinued operations before income taxes	$(102,241)	$(34,132)	$(209,161)	$(108,773)
Income taxes	—	—	—	—
Net loss from Discontinued operations, net of tax	$(102,241)	$(34,132)	$(209,161)	$(108,773)

The following table provides the components of Assets held for sale and Liabilities related to assets held for sale as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Current assets	$354,986	$284,293
Property, plant and equipment	220,574	252,879
Assets held for sale	$575,560	$537,172

Current liabilities	$297,286	$698,530
Liabilities related to assets held for sale	$297,286	$698,530

Table of Contents	15

17. Subsequent events

On July 11, 2014 Greenestone Healthcare Corporation entered into a non-binding Exclusive Letter of Intent with Gordon Hay, Venture Academy Inc. and Venture Academy Ontario, Inc. The transaction is for the purchase of the assets and business known as Venture Academy in Ontario and British Columbia. The transaction has not been consummated to date.

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

On October 6, 2014, GreeneStone Healthcare Corporation, a Colorado corporation (the “Registrant”), entered into an Share Purchase Agreement, dated as of October 6, 2014, with Jaintheelal Parekh Medicine Professional Corporation (“Jaintheelal”) for the sale of all of the outstanding shares of the Registrant’s Endoscopy subsidiary, 1816191 Ontario Ltd. (“1816”), for the sum of C$1,250,000.00. The sale is expected to close on October 15, 2014.

Jaintheelal is owned by Dr. Jay Parekh, the Registrant’s Medical director in charge of Endoscopy. The sale price of C$1,250,000.00 includes the assumption by Jaintheelal of debt in the same amount as the sale price, which debt is owed by 1816 to the Registrant. At closing, Jaintheelal will be permitted to offset the assumed debt by up to $650,000 through the cancellation of three million shares of the Registrant’s common stock (valued at approximately C$250,000) and the cancellation of related party debt owed by 1816 to Jaintheelal and/or Jay Parekh (valued at approximately C$400,000). The remainder of the assumed debt will be repaid by 1816 to the Registrant pursuant to a six-month, interest-bearing note.

On October 14, 2014, GreeneStone Healthcare Corporation, a Colorado corporation (the “Registrant”), entered into a Letter Agreement with Source Capital Group, Inc. (“SCG”) under which SCG has an exclusive engagement as the Registrant’s financial adviser to provide the Registrant with up to $40,000,000 in a structured term debt facility (“Financing”). The Registrant will use the Financing for acquisitions, refinancing its capital structure and general working capital.

Upon signing of a term sheet for any Financing, the Registrant will pay SCG a non-refundable retainer fee. The Registrant can apply the amount of the retainer against any cash fees payable to SCG at the closing for the Financing (which fees are briefly described below).

At the closing for any Financing, the Registrant will pay SCG a cash fee plus warrants to purchase a percentage of the number of shares or warrants issued to the lender or investor providing the Financing.

The term of the Letter Agreement is 90 days and will automatically renew for successive 30 day periods unless either the Registrant or SCG gives 30 days’ notice of termination.

Table of Contents	16

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the quarter ended September 30, 2014.

Plan of Operation

During the next twelve months, the Company plans to continue its operations as a provider of addiction and after-care treatment services, both at its existing locations and to expand by way of acquisition of new facilities.

The Company believes that it will need a minimum of $2,000,000 to cover its planned operations over the next 12 months. This estimate includes (i) $200,000 for marketing and (ii) 1,800,000 for tax obligations.

The Company has reduced its rent at the Bala property commencing April 1, 2014. The rent is now $ 30,000 per month compared to $ 55,000 in fiscal 2013. The Company continues to evaluate plans to purchase the Bala property.

Results of Operations

For the Three Months Ended September 30, 2014, Compared to the Three Months Ended September 30, 2013

Revenue

During the three months ended September 30, 2014, revenues increased to $1,197,122, from $ 1,115,318 during the three months ended September 30, 2013, an increase of $ 81,804. This increase is mainly attributable to an increase in occupancy at the Company’s treatment facility. The Company believes that revenue will continue to grow steadily, especially in the mental health division, and the Company will become more profitable as most of its costs, such as rent and salaries and wages are relatively fixed, and therefore will reduce as a percentage as business volume grows.

Table of Contents	17

Operating Expenses

Operating expenses for the three months ended September 30, 2014, were $ 989,610, compared to $ 1,045,010 for the three months ended September 30, 2013, a decrease of $ 55,400. This decrease in expenses is due to cost reductions at the Bala property. Operating expenses for the three months ended September 30, 2014, primarily consisted of salaries and wages to medical support staff of $ 576,618; rent payments of $ 82,839 and general and administrative expenses of $ 130,342.

Net Income from Continuing Operations

During the three months ended September 30, 2014, the net income from continuing operations was $ 210,152, compared to a profit of $ 2,503 during the three months ended September 30, 2013, an increase of $ 207,649. This increase is attributable to the steady increase in revenues and business operations with a lower cost base.

Net Loss from Discontinued Operations

During the three months ended September 30, 2014, the net loss from discontinued operations was $ 102,241, compared to a loss of $ 34,132 during the three months ended September 30, 2013, an increase of $ 68,109. This decrease is attributable to the steady increase in revenues and business operations with a lower cost base.

For the Nine Months Ended September 30, 2014, Compared to the Nine Months Ended September 30, 2013

Revenue

During the nine months ended September 30, 2014, revenues decreased to $ 2,812,940 from $ 2,954,229 during the nine months ended September 30, 2013, a decrease of $ 141,289. This decrease is mainly attributable lower revenue in Quarter 1, possibly due to cold weather, partially offset by increased occupancy. The Company believes that revenue will continue to grow steadily and the Company will become more profitable as most of its costs, such as rent and salaries and wages are relatively fixed, and therefore will reduce as a percentage as business volume grows.

Operating Expenses

Operating expenses for the nine months ended September 30, 2014, were $ 2,908,983, compared to $3,434,247 for the nine months ended September 30, 2013, a decrease of $ 525,264. This decrease in expenses is due to cost reductions at Bala property and lower salary and rent costs. Operating expenses for the nine months ended September 30, 2014, primarily consisted of salaries and wages to medical support staff of $1,724,194; rent payments of $ 333,639 and general and administrative expenses of $393,291.

Net Loss from Continuing Operations

During the nine months ended September 30, 2014, the net loss from continuing operations was $ 115,031, compared to a loss of $ 625,541 during the nine months ended September 30, 2013, a decrease of $ 510,510. This increase is attributable to the steady increase in revenues and business operations with a lower cost base.

Net Loss from Discontinued Operations

During the nine months ended September 30, 2014, the net loss from discontinued operations was $ 209,161, compared to a loss of $ 108,773 during the nine months ended September 30, 2013, an increase of $ 100,388.

Table of Contents	18

Liquidity and Capital Resources

The following table summarizes working capital at September 30, 2014

September 30, 2014

Current Assets	$650,899
Current Liabilities	$3,855,698
Working Capital (Deficit)	$(3,204,799)

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

Table of Contents	19

Revenue Recognition

The Company recognizes revenue for the rendering of services when they are earned; specifically when all the following conditions are met:

•	the significant risks and rewards of ownership are transferred to customers and the Company retains neither continuing involvement nor effective control;
•	there is clear evidence that an arrangement exists;
•	the amount of revenue and related costs can be measured reliably; and
•	it is probable that the economic benefits associated with the transaction will flow to the Company.

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

The Company’s policy is to disclose restricted cash not available for current purposes.

Accounts Receivable

The Company’s policy is to disclose accounts receivable net of a reserve for doubtful accounts.

Table of Contents	20

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

The Company does not have assets or liabilities measured at fair value on a recurring basis at September 30, 2014, and September 30, 2013, respectively. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the nine months period ended September 30, 2014 and September 30, 2013, respectively.

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

Table of Contents	21

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

Recently adopted accounting pronouncements

I Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

Table of Contents	22

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the impact of adopting this guidance.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its consolidated financial statements.

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

Table of Contents	23

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	24

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 19, 2014, the Company issued 350,000 shares of common stock to a note holder upon the conversion of a note at a conversion price of $0.06 per share.

The shares of the Company’s common stock issued during the three month period ended June 30, 2014 as described above qualified for an exemption under Section 4(a)(2) of the Securities Act of 1933, because the issuance of shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in each of the issuances, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for the above securities transaction.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the nine months ended September 30, 2014.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Table of Contents	25

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation **

101.DEF	Taxonomy Extension Definition **

101.LAB	Taxonomy Extension Labels **

101.PRE	Taxonomy Extension Presentation **

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

GREENESTONE HEALTHCARE CORP.

Date:	November 14, 2014	By:	/s/ Shawn E. Leon
			Name:	Shawn E. Leon
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2014	By:	/s/ William L. Sklar
			Name:	William L. Sklar
			Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Table of Contents	26