Form 10-K
period 2014-12-31
GREENESTONE HEALTHCARE CORP
filed 2015-04-15
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

þ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

or

o TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.01 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes[X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, based on a closing price of $0.09 was approximately $2,754,865. As of April 10, 2015, the registrant had 46,134,787 shares of its common stock, par value $0.01 per share, outstanding.

Prepared By:

Sunny J. Barkats, Esq.

JSBarkats, PLLC

18 East 41st Street, 14th Floor

New York, NY 10017

P: (646) 502-7001

F: (646) 607-5544

www.JSBarkats.com

GREENESTONE HEALTHCARE CORP.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2014

Explanatory Note

Overview of Restatement

In this Annual Report on Form 10-K, GreeneStone Healthcare Corporation (together with its subsidiaries, the “Company” or “Greenestone”):

(a) restates its Consolidated Balance Sheets as of December 31, 2013 and 2012 and the related Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2013 and 2012;

(b) amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the fiscal year ended December 31, 2013;

(c) restates its Unaudited Quarterly Financial Data for first three quarters in the year ended December 31, 2013 and the first three quarters in the year ended December 31, 2014.

Background on the Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2015 the board of directors of the Company, in performance of its function as the audit committee, and in consultation with management, concluded that, because of errors identified in the Company’s previously issued financial statements for the fiscal years ended December 31, 2013, 2012, 2011 and 2010 and the first three quarters of fiscal 2013, the Company would restate its previously issued financial statements, including the quarterly data for fiscal years 2014, 2013 and 2012.

These errors were discovered by management during the Company’s normal closing process, in the course of the Company’s regularly scheduled audit by its newly appointed Independent Public Accountants, and during the course of an internal investigation initiated by the board of directors of the Company (in performance of its function as the audit committee). The Company’s board of directors has completed its investigation. The restatements reflect adjustments to correct errors in the Company’s accounting for certain convertible debt and options and shares issued for services. The effect of the restatements on the Company’s Balance Sheets is not material and the restatements have no effect on reported cash flow from operations.

In addition, the Company has restated its consolidated financial statements, to retroactively reflect the Company’s Board of Directors decision to dispose of its Endoscopy Division, as of and for the fiscal years ended December 31, 2013 and December 31, 2012. In addition, the Company has restated its quarterly Consolidated Statements of Operations and Balance Sheets for each of the quarterly periods in fiscal 2013 and for the first three quarters of fiscal 2014,The restated financial statements correct the following errors:

Beneficial Conversion Feature

During the fourth quarter of fiscal 2014, the Company identified an error as a result of not recognizing the beneficial conversion feature inherent in seventy five (75) mandatorily convertible notes issued between 2010 and 2012 to accredited investors; the beneficial conversion feature inherent in two (2) convertible notes issued to Asher Enterprises, Inc. during the second and third quarter of 2013; and the beneficial conversion feature inherent in five (5) convertible notes issued to JMJ Financial Group during the five quarters beginning with the period ended June 30, 2013 and ending in the period ended September 30, 2014. The cumulative effect of the errors over the restated periods resulted in an increase to pre-tax and after tax expense of approximately $1,627,789 of which $511,073 was attributable to discontinued operations.

Shares Issued for Services

Management discovered an error in the recording of legal fees satisfied by the issuance of shares during the third quarter of 2013. The effect of this error during the third quarter of 2013 resulted in an increase to pre-tax and after tax expense of approximately $365,850 none of which was attributable to discontinued operations.

Table of Contents	1

Employee Option Incentive Grants

During the fourth quarter of fiscal 2014, the Company identified an error as a result of not recognizing the costs of employee option incentive granted during the second quarter of 2012 and which terminated during the second quarter of 2014. The cumulative effect of the errors over the restated periods resulted in an increase to pre-tax and after tax expense of approximately $2,810,683 of which none was attributable to discontinued operations.

Certain of the adjustments described above, or portions thereof, relate to periods prior to fiscal 2013. The cumulative effect of those restatement adjustments on years prior to fiscal 2013 has been reflected as a $2,219,238 increase in accumulated deficit  as of January 1, 2013 (the beginning of the Company’s 2013 fiscal year).

The adjustments made as a result of the restatement are more fully discussed in Note 1, Restatement of Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements included in this Annual Report. To further review the effects of the accounting errors identified and the restatement adjustments, see Part II—Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies, see Part II—Item 9A— Controls and Procedures .

Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods. See Note 19, Unaudited Quarterly Financial Data, of the Notes to the Consolidated Financial Statements in this Annual Report for the impact of these adjustments on each of the quarterly periods in fiscal 2013 and for the first three quarters of fiscal 2014. Quarterly reports for fiscal 2015 will include restated results for the corresponding interim periods of fiscal 2014. All amounts in this Annual Report on Form10-K affected by the restatement adjustments reflect such amounts as restated.

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

Table of Contents	2

Recent Developments

In February 2015, the Company finalized the terms for the acquisition of the property currently leased by the Company. The property, which is the location of GreeneStone's Muskoka addiction treatment center, encompasses 50,000 square feet of buildings on 43 acres and is adjacent to Lake Muskoka in Ontario. The property has 11 separate buildings, including five detox suites, 29 residential suites, staff cottages with 13 individual bedrooms, a self-contained fitness center, kitchen and dining facilities, and several meeting and therapy rooms. Additional facilities include an indoor and outdoor pool, a tennis court, a volleyball court, a running track and nature trails. As of the date of this annual report, the Company is addressing certain due diligence items which have to be cleared up before the parties enter into definitive agreements for the sale of the property to the Company

The purchase price for the property is CAD$10,000,000.00 and is being funded by a Vendor Take-Back mortgage of CAD$5,000,000.00 at 8.4% and the issuance of two million shares of Series A Preferred Stock (the "Preferred Stock") which is convertible into 50,000,000 shares of common stock. Using the current foreign exchange rate, the effective valuation of the equity is approximately US$4,000,000, or US$0.08 per share (which is twice the closing price of the Company's common stock on January 30, 2015). The Company expects this deal to close by the fourth quarter of this year.

The Company will seek to replace the Vendor Take-Back mortgage as soon as possible with a lower-rate commercial mortgage and potentially increase the amount of the mortgage in order to provide extra cash for the Company. Any increase in the $5,000,000.00 collateral against the Real Estate will be subject to approval from the Preferred Stockholder anytime while shares of the Preferred Stock are outstanding.

The Company announced in 2013 that it entered into an LOI to purchase the property and the final terms are similar to what was contained in that LOI. Cranberry Cove Holdings Ltd. ("CCH") is the owner of the property and will be the recipient of the Preferred Stock. CCH is owned by the Company's current CEO. The purchase price is based on a bona fide appraisal.

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

On May 15, 2010, the Company secured, through its wholly-owned subsidiary, 1816191 Ontario Ltd. (“1816191”), a sublease of space (which was previously the Rothbart Pain Clinic) of approximately 8,000 sq. ft. to be used as the Company’s executive offices and to run its first endoscopy clinic. The Company started offering medical services in June 2010, offering various medical services, including endoscopy, cardiology and executive medicals.

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

Table of Contents	3

On December 17, 2014, the Company completed the sale of all of the outstanding shares of 1816191, for the sum of C$1,282,001.87, comprised of the agreed purchase price of C$1,250,000 and the acquisition of net assets at closing of C$32,001.87. The sale was made pursuant to that Share Purchase Agreement, dated as of October 6, 2014, by and between the Company and Jaintheelal Parekh Medicine Professional Corporation (“Jaintheelal”). The Company and Jaintheelal entered into a revised Share Purchase Agreement on December 16, 2014.

Jaintheelal is owned by Dr. Jay Parekh, the Company’s former Medical director in charge of Endoscopy. The sale price of C$1,282,001.87 included the assumption by Jaintheelal of debt in the same amount as the sale price, which debt is owed by 1816191 to the Company in the amount of C$895,495.60 and to Jaintheelal of C$386,542.27. At closing, Jaintheelal offset the assumed debt to the registrant of C$895,495.60 by US$277,500.00 through the cancellation of two million four hundred and eight thousand two hundred and sixty-eight shares of the Company’s common stock, for a net amount due to the Company of US$493,807. The remainder of the assumed debt owed by 1816191 to the Company is due June 30, 2015 and is in the form of an interest-bearing note. After the sale of 1816191, the Company’s principal operations are in the addiction treatment business.

The sale, to a related party, was recorded as a $1,104,304 addition to APIC, and a reduction of $90,304 to Comprehensive (Loss) Income.

Corporate Structure

After the sale of 1816191, the Company has one operating subsidiary, GreeneStone Muskoka, which is 100% wholly-owned.

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

In August 2011, the GreeneStone Muskoka Treatment Center began providing addiction treatment services and took its first paying clients. The GreeneStone Muskoka Treatment Center offers clients a 45-day program that costs between $27,000 and $37,000 for the stay. Treatment is individualized and after the first two weeks of treatment, the client is assessed and extended treatment is often recommended. The treatment offered is concurrent and the addiction and co-occurring mental health disorders are treated at the same time. The center has a 36 bed capacity and can easily be expanded beyond that capacity. Treatment consists of group and individual therapy, as well as recreation therapy. Clients are taught about nutrition and have excellent food while in treatment.

In November of 2011, the CAG was disbanded after achieving their goals. In March 2012, Dr. Blank and two contract therapists, all of whom were from the United States, were replaced by a more permanent team of doctors and therapists from Canada.

Toronto Aftercare and Intensive Out-Patient Addiction Treatment Program

Table of Contents	4

In March 2012, the Company entered into a lease for premises at 39 Hazelton Avenue in Toronto, Ontario for the operation of an aftercare and intensive out-patient addiction treatment program. The Company, through its subsidiary GreeneStone Muskoka, hired addiction therapist Andrew Galloway on April 1, 2012, to run the outpatient operation (“Greenestone Yorkville”). This operation provides follow up and aftercare services for clients of the GreeneStone Muskoka Treatment Center, as well as clients that have been to other treatment centers. Clients attend these services twice per week and are billed monthly. Greenestone Yorkville also offers one-on-one counseling for clients that have not been to treatment centers and those that have. The outpatient program for this center is designed for those clients that are able to maintain sobriety while still living at home. The company moved from Hazelton Avenue to Pleasant Boulevard in early 2013, with the same services being offered. The company sold the aftercare program on May 1, 2014 to focus on its addiction treatment.

Employees

As of December 31, 2014, GreeneStone Healthcare Corporation had no employees and its subsidiary GreeneStone Clinic Muskoka had approximately 28 employees.

Marketing

In 2014, the Company has implemented a formal marketing plan for its addiction treatment business.

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

The treatment business gets about 70% of its clients via the Internet. This was the single biggest focus for the marketing team in 2014 and continues into 2015. Search Engine Optimization (SEO) is very important and the Company aggressively seeks the maximum cost/benefit relationships with specialist firms that can help in this effort. We believe our efforts in 2014 were successful and effective using this model. We do not believe that it is cost effective to market through traditional channels such as TV, radio or print advertising at this time.

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

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Table of Contents	5

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Greenestone Executive Offices and Endoscopy Unit

The Company’s executive offices are located at 5734 Yonge Street, Suite 300, Toronto, Ontario, Canada M2M 4E7. The space is approximately 8,000 sq. ft. and takes up the entire third floor of the building (the “Yonge Street Facility”). This facility was leased by 1816191 and the primary activity at this facility was endoscopy procedures. Jaintheelal is now the primary lessee at the property. The Company and Jaintheelal share lease payments and the lease expires on July 31, 2018.

Greenestone Muskoka Treatment Facility

The Company’s executive offices are located at 5734 Yonge Street, Suite 300, Toronto, Ontario, Canada M2M 4E7. The space is approximately 8,000 sq. ft. and takes up the entire third floor of the building (the “Yonge Street Facility”). This facility was leased by 1816191 and the primary activity at this facility was endoscopy procedures. The Company entered into a sublease for office space at these premises from 1816191 on a month to month basis while it looks for a new space for its corporate head office.

Greenestone Muskoka Treatment Facility

The Bala Facility is in Bala, Ontario at 3571 Highway 169. The property is 43 acres in size and contains approximately 48,000 square feet of buildings. The property is leased from Cranberry and the term of the lease is for five years commencing April 1, 2014 and has an option to extend for an additional three years. Further, the Company has an option to purchase the property at any time during the term of the lease for $9.0 million dollars and a right of first refusal in the event of a sale to a third party.

Toronto Aftercare and Addiction Treatment Program

The Company entered into a 5 year lease commencing July 1, 2013 at 39 Pleasant Boulevard in Toronto, this space housed the aftercare addiction treatment business, which was previously at Yorkville location. The lease for this location was transferred

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Table of Contents	6

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

Period Ending December 31, 2014
Quarter Ended	High $	Low $

March 31	0.31	0.11

June 30	0.16	0.05

September 30	0.15	0.05

December 31	0.13	0.05

Period Ending December 31, 2013
Quarter Ended	High $	Low $

March 31	0.50	0.12

June 30	0.33	0.10

September 30	0.15	0.02

December 31	0.32	0.06

Quotations on the OTCBB reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

(b) Holders

The number of record holders of the Company’s common stock as of April 10, 2015, was approximately 142.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2014, no securities were authorized for issuance under the Company’s 2013 Stock Option Plan (which was previously approved by security holders).

Table of Contents	7

Recent Sales of Unregistered Securities

In the securities transactions described below, shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(a)(2) promulgated thereunder due to the fact that the issuance did not involve a public offering because of the insubstantial number of persons involved in each offering, the size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a) (2) of the Securities Act for this transaction..

The following summaries are the securities transactions during the three year period ended December 31, 2014:

On January 7, 2014, the Company issued 65,573 shares of the Company’s common stock to Mark Vinderine upon conversion of CAN$ 10,000 of an outstanding convertible promissory note at a conversion price of US$0.15 per share.

On January 15, 2014, the Company issued 539,000 shares of the Company’s common stock to RTW Capital Corporation upon conversion of CAN$ 53,900 of an outstanding convertible promissory note at a conversion price of US$0.10 per share.

On January 17, 2014, the Company issued 32,450 shares of the Company’s common stock to Mary Ann Kane upon conversion of CAN$ 5,000 of an outstanding convertible promissory note at a conversion price of US$0.15 per share.

On January 17, 2014 the company entered into a share purchase agreement with Irwin Zalcberg for the purchase of 2,300,000 units at a price of 8.5 cents per unit. A unit consisted of 1 share and 1 warrant to purchase one common share at US$0.15 per share exercisable for three years from January 17, 2014.

On January 17, 2014 the company entered into a share purchase agreement with KVM Capital for the purchase of 500,000 units at a price of 8.5 cents per unit. A unit consisted of 1 share and 1 warrant to purchase one common share at US$0.15 per share exercisable for three years from January 17, 2014.

On January 17, 2014 the company entered into a share purchase agreement with Kirk Moulton and Valorrie Moulton for the purchase of 250,000 units at a price of 8.5 cents per unit. A unit consisted of 1 share and 1 warrant to purchase one common share at US$0.15 per share exercisable for three years from January 17, 2014.

On January 17, 2014 the company entered into a share purchase agreement with Eileen Greene for the purchase of 1,150,000 units at a price of 8.5 cents per unit. A unit consisted of 1 share and 1 warrant to purchase one common share at US$0.15 per share exercisable for three years from January 17, 2014.

On January 17, 2014 the company entered into a share purchase agreement with Rebuen Taub for the purchase of 300,000 units at a price of 8.5 cents per unit. A unit consisted of 1 share and 1 warrant to purchase one common share at US$0.15 per share exercisable for three years from January 17, 2014.

On January 21, 2014, the Company issued 66,667 shares of the Company’s common stock to Shirley Siegel upon conversion of CAN$ 10,000 of an outstanding convertible promissory note at a conversion price of US$0.15 per share.

On February 6, 2014, the Company issued 500,000 shares of the Company’s common stock to KVM Capital Corporation as part of a purchase of 500,000 units for an aggregate purchase price of $42,500, with each unit consisting of a share of common stock and a warrant to purchase a share of common stock

On February 12, 2014, the Company issued 64,901 shares of the Company’s common stock to Sandra Edwards upon conversion of CAN$ 10,000 of an outstanding convertible promissory note at a conversion price of US$0.15 per share.

On February 12, 2014, the Company issued 58,411 shares of the Company’s common stock to Yaacov Michael Markus upon conversion of CAN$ 9,000 of an outstanding convertible promissory note at a conversion price of US$0.15 per share.

Table of Contents	8

On February 12, 2014, the Company issued 106,266 shares of the Company’s common stock to Pradeep Sood upon conversion of CAN$ 10,599 of an outstanding convertible promissory note at a conversion price of US$0.10 per share.

On February 25, 2014, the Company issued 503,200 shares of the Company’s common stock to Solomon Mathalon upon conversion of CAN$ 50,000 of an outstanding convertible promissory note at a conversion price of US$0.10 per share.

On February 26, 2014, the Company issued 47,010 shares of the Company’s common stock to Robert Charlton upon conversion of CAN$ 10,000 of an outstanding convertible promissory note at a conversion price of US$0.20 per share.

On April 14, 2014, the Company issued 32,450 shares of the Company’s common stock to Minh Phan upon conversion of CAN$ 5,000 of an outstanding convertible promissory note at a conversion price of US$0.15 per share.

On April 14, 2014, the Company issued 251,093 shares of the Company’s common stock to Sound Capital Inc. upon conversion of CAN$ 40,000 of an outstanding convertible promissory note at a conversion price of US$0.15 per share.

On April 17, 2014, the Company issued 1,150,000 shares of the companys common stock to Eileen Greene as part of a purchase of 1,150,000 units for an aggregate purchase price of $97,500, with each unit consisting of a share of common stock and a warrant to purchase a share of common stock.

On April 17, 2014, the Company issued 750,000 shares of the companys common stock to Kirk Moulton and Valerie Moulton JTWROS as part of a purchase of 750,000 units for an aggregate purchase price of $63,750 with each unit consisting of a share of common stock and a warrant to purchase a share of common stock.

On May 6, 2014, the Company issued an aggregate of 1,892,732 shares of common stock to various employees of the Company for the conversion of principal amount of $105,038 of convertible notes held by such employees.

On June 2, 2014, the Company issued 667,820 shares of common stock to Cede & Co., which shares represents (i) 479,500 shares of common stock issued upon the conversion of a note by Michael Flanagan in the principal amount of CAN$ 50,000 at a conversion price of US$0.10 which shares Mr. Flanagan assigned to Ravi Murugan and (ii) 188,320 shares issued upon the conversion of a note by Michael Flanagan in the principal amount of $70,000 at a conversion price of US$0.15 (of which 251,093 was assigned to Sound Capital Inc.).

On June 5, 2014, the Company issued 919,107 shares of common stock to Cede & Co, which shares represent the conversion of a note by Edward Blasiak in the principal amount of CAN$145,000 at a conversion price of US$0.15 which shares Mr. Blasiak assigned to Joshua Bauman.

On August 30, 2014 the Company issued 60,747 shares of common stock to Robert Melo and 60,747 shares of common stock to Stephen Munro who each converted promissory notes in the principal amount of CAN$ 10,000 at a conversion price of $0.15.

During the year ended December 31, 2014, the Company issued 2,245,991 shares of common stock for the conversion of $127,076 in principal amount of convertible notes held by JMJ Financial at various conversion prices ranging from $0.0385 to $0.077

On May 13, 2013 the company entered into a promissory note with JMJ Financial where the company received $75,000. If the note was not repaid within 180 days JMJ Financial could convert into company shares the principal amount plus interest based on a formula of the lower of 30 cents or 70% of the lowest trade price in the 25 trading days previous to conversion. In November and December 2013 JMJ converted $28,792 of this note to receive 800,000 shares.

On April 2, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation (“Asher”) whereby the Company entered into a Convertible Note with Asher. The Note has since been fully paid and the Securities Purchase Agreement terminated and the Convertible Note cancelled.

Table of Contents	9

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

On December 24, 2013 the company entered into a share purchase agreement with Kirk Moulton and Valerie Moulton for the purchase of 500,000 units at a price of 8.5 cents per unit. A unit consisted of 1 share and 1 warrant to purchase one common share at US$0.15 per share exercisable for three years from December 19, 2013.

On December 24, 2013 the company entered into a share purchase agreement with Irwin Zalcberg for the purchase of 1,000,000 units at a price of 8.5 cents per unit. A unit consisted of 1 share and 1 warrant to purchase one common share at US$0.15 per share exercisable for three years from December 19, 2013.

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

Table of Contents	10

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

Table of Contents	11

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Restatement

In this Annual Report on Form 10-K, GreeneStone Healthcare Corporation (together with its subsidiaries, the “Company” or “Greenestone”):

(a) restates its Consolidated Balance Sheets as of December 31, 2013 and 2012 and the related Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2013 and 2012;

(b) amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the fiscal year ended December 31, 2013;

(c) restates its Unaudited Quarterly Financial Data for each quarter in the year ended December 31, 2013 and the first three fiscal quarters in the year ended December 31, 2014.

Table of Contents	12

Background on the Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2015 the board of directors of the Company, in performance of its function as the audit committee and in consultation with management, concluded that, because of errors identified in the Company’s previously issued financial statements for the fiscal years ended December 31, 2013, 2012, 2011 and 2010 and the first three quarters of fiscal 2013, the Company would restate its previously issued financial statements, including the quarterly data for fiscal years 2014, 2013 and 2012.

These errors were discovered by management during the Company’s normal closing process, in the course of the Company’s regularly scheduled audit by its newly appointed Independent Public Accountants, and during the course of an internal investigation initiated by the board of directors of the Company (in performance of its function as the audit committee). The Company’s board of directors has completed its investigation. The restatements reflect adjustments to correct errors in the Company’s accounting for certain convertible debt and options and shares issued for services. The effect of the restatements on the Company’s Balance Sheets is not material and the restatements have no effect on reported cash flow from operations.

In addition, the Company has restated its consolidated financial statements, to retroactively reflect the Company’s Board of Directors decision to dispose of its Endoscopy Division, as of and for the fiscal years ended December 31, 2013 and December 31, 2012. In addition, the Company has restated its quarterly Consolidated Statements of Operations and Balance Sheets for each of the quarterly periods in fiscal 2013 and for the first three quarters of fiscal 2014. The restated financial statements correct the following errors:

Beneficial Conversion Feature

During the fourth quarter of fiscal 2014, the Company identified an error as a result of not recognizing the beneficial conversion feature inherent in seventy five (75) mandatorily convertible notes issued between 2010 and 2012 to accredited investors; the beneficial conversion feature inherent in two (2) convertible notes issued to Asher Enterprises, Inc., during the second and third quarter of 2013; and the beneficial conversion feature inherent in five (5) convertible notes issued to JMJ Financial Group, during the five quarters beginning with the period ended June 30, 2013 and ending in the period ended September 30, 2014. The cumulative effect of the errors over the restated periods resulted in an increase to pre-tax and after tax expense of approximately $1,627,789 of which $511,073 was attributable to discontinued operations.

Shares Issued for Services

Management discovered an error in the recording of legal fees satisfied by the issuance of shares during the third quarter of 2013. The effect of this error during the third quarter of 2013 resulted in an increase to pre-tax and after tax expense of approximately $365,850 none of which was attributable to discontinued operations.

Employee Option Incentive Grants

During the fourth quarter of fiscal 2014, the Company identified an error as a result of not recognizing the costs of employee option incentive granted during the second quarter of 2012 and which terminated during the second quarter of 2014. The cumulative effect of the errors over the restated periods resulted in an increase to pre-tax and after tax expense of approximately $2,810,683 of which none was attributable to discontinued operations.

Certain of the adjustments described above, or portions thereof, relate to periods prior to fiscal 2013. The cumulative effect of those restatement adjustments on years prior to fiscal 2013 has been reflected as a $2,219,238 increase in accumulated deficit as of January 1, 2013 (the beginning of the Company’s 2013 fiscal year).

Table of Contents	13

The adjustments made as a result of the restatement are more fully discussed in Note 1, Restatement of Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements included in this Annual Report. To further review the effects of the accounting errors identified and the restatement adjustments, see Part II—Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies, see Part II—Item 9A— Controls and Procedures.

Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods. See the Unaudited Schedule to Financial Statements, Unaudited Quarterly Financial Data, in this Annual Report for the impact of these adjustments on each of the quarterly periods in fiscal 2013 and for the first three quarters of fiscal 2014. Quarterly reports for fiscal 2015 will include restated results for the corresponding interim periods of fiscal 2014. All amounts in this Annual Report on Form10-K affected by the restatement adjustments reflect such amounts as restated.

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the year ended December 31, 2014.

Plan of Operation

During the next twelve months, the Company plans to continue its operations as a provider of addiction and after-care treatment services. The Company sold its endoscopy business and other specialized medical procedures at its various locations. The Company plans to focus on the growth of its addiction and aftercare treatment units while simultaneously paring costs in operations.

The Company finalized the terms for the acquisition of the property currently leased by the Company. The property, which is the location of GreeneStone's Muskoka addiction treatment center, encompasses 50,000 square feet of buildings on 43 acres and is adjacent to Lake Muskoka in Ontario. The Company expects this deal to close by the fourth quarter of this year.

Table of Contents	14

The Company plans to expand its addiction treatment business with acquisitions. In 2014, the Company entered into a non-binding letter of intent with Venture Academy to acquire teen addition treatment centers in Ontario and British Columbia. The Company will need to raise additional capital for this acquisition, which would require the sale of its equity and/or debt securities and securing bank financing.

Results of Operations

For the Fiscal Year Ended December 31, 2014, Compared to the Fiscal Year Ended December 31, 2013 Revenue

During the year ended December 31, 2014, revenues decreased to $US3,416,342 from $US3,685,727 during the year ended December 31, 2013, a decrease of $US269,385. We operate in Canada with a functional currency of Canadian Dollars. Our revenue in Canadian Dollars increased to $Can3,963,274 from $Can3,732,062 an increase in revenues year over year of $Can 231,212. Thus the decrease in reported earnings is entirely attributable to the fall in the Canadian Dollar relative to the United States Dollar. The Company believes that revenue will continue to grow steadily and the Company will become more profitable as most of its costs, such as rent and salaries and wages are relatively fixed, and therefore will reduce as a percentage as business volume grows.

Operating Expenses

Operating expenses for the year ended December 31, 2014, were $ 4,757,851, compared to $6,387,821 for the year ended December 31, 2013, a decrease of $ 1,629,970. The change in foreign exchange translation rates for the $Can to $US to $0.9051 at December 31, 2014 from $0.9709 at December 31, 2013 accounted for $278,532 of the reported improvement. The non-currency decrease in expenses is primarily attributable to reduction in professional fees, rent, management fees and salaries. As well we incurred higher salaries and management fees. Total operating expenses for the year ended December 31, 2014, primarily consisted of salaries and wages to medical support staff of $2,928,022; rent payments of $ 412,488; professional fees of $308,349; management fees of $122,271; and general and administrative expenses of $875,603.

Operating loss

During the year ended December 31, 2014, the operating loss decreased to $1,341,509 from $2,702,094 during the year ended December 31, 2013, a decrease of $1,360,585. This decrease is attributable to the salaries and professional fees mentioned above.

Interest expense

During the year ended December 31, 2014, interest expense decreased to $310,583 from $575,348 during the year ended December 31, 2013, a decrease of $264,765. This decrease is due to a reduction in convertible notes outstanding offset by an increase in interest expense attributable to increased interest expense incurred on short-term debt and interest on payroll and Harmonized Sales Tax (“HST”), and accruals for income tax penalties.

Contingency related to outstanding payroll tax liabilities:

The Company is delinquent in filing its payroll tax returns resulting in taxes, interest and penalties payable at December 31, 2014 and 2013. As of December 31, 2014 and 2013 as part of Taxes Payable, the Company has payroll tax liabilities of approximately $2,065,000 and $1,778,000, respectively due to various taxing authorities on the consolidated balance sheets. If the Company does not satisfy these liabilities, the taxing authorities may place liens on its bank accounts which would have a negative impact on its ability to operate. Further, the actual liability may be higher due to interest or penalties assessed by same taxing authorities.

Table of Contents	15

Net loss from discontinued operations

During the year ended December 31, 2014, we owned and operated our former Endoscopy Division, the net loss from discontinued operations (which includes the nine and one half months to date of sale) decreased to $248,181 from $250,131 during the twelve months ended December 31, 2013, a decrease of $1,950. This decrease is attributable to the reduced period of operations during 2014, offset by a decrease in revenues during fiscal 2013 when our costs remained relatively constant year over year.

Net Loss

During the year ended December 31, 2014, the net loss applicable to common shareholders decreased to $1,900,273 from $3,527,573 during the year ended December 31, 2013, a decrease of $1,627,300. This increase is attributable to the salaries and professional fees mentioned above, partially offset by the reduction in the loss from discontinued operations also referred to above.

Liquidity and Capital Resources

The following table summarizes working capital at December 31, 2014, compared to December 31, 2013 (as restated).

	December 31, 2014	December 31, 2013 (As Restated)	Increase / (Decrease)
Current Assets	$793,058	$563,320	$229,738
Current Liabilities	$3,847,826	$4,235,348	$(387,522)
Working Capital (Deficit)	$(3,054,768)	$(3,672,028)	$617,260

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

For the Fiscal Year Ended December 31, 2013 [Restated – see explanation at top of section], Compared to the Fiscal Year Ended December 31, 2012 [Restated – see explanation at top of section]

Revenue

During the year ended December 31, 2013, revenues increased to $3,685,727 from $3,666,804 during the year ended December 31, 2012, an increase of $18,923. This increase is mainly attributable to a steady increase in business volume since the Company began operations. The Company believes that revenue will continue to grow steadily and the Company will become more profitable as most of its costs, such as rent and salaries and wages are relatively fixed, and therefore will reduce as a percentage as business volume grows.

Operating Expenses

Operating expenses for the year ended December 31, 2013, were $6,387,821, compared to $5,392,350 for the year ended December 31, 2012, an increase of $ 995,471. The increase in expenses is primarily attributable to higher professional fees incurred relating to investor relations and the expensing of shares issued to our legal counsel. As well we incurred higher salaries and management fees. Total operating expenses for the year ended December 31, 2013, primarily consisted of salaries and wages to medical support staff of $3,906,805; rent payments of $730,538; professional fees of $747,585; management fees of $194,180; and general and administrative expenses of $501,853.

Table of Contents	16

Operating loss

During the year ended December 31, 2013, the operating loss increased to $2,702,094 from $1,725,546 during the year ended December 31, 2012, an increase of $976,548. This increase is attributable to the salaries and professional fees mentioned above.

Interest expense

During the year ended December 31, 2013, interest expense decreased to $575,348 from $652,005 during the year ended December 31, 2012, a decrease of $76,657. This decrease is due to a reduction in convertible notes outstanding offset by an increase in interest expense attributable to increased interest expense incurred on short term debt and interest on payroll and HST.

Net loss from discontinued operations

During the year ended December 31, 2013, the net loss from discontinued operations decreased to $250,131 from $659,035 during the year ended December 31, 2012, a decrease of $408,904. This decrease is attributable to increased revenues during fiscal 2013 when our costs remained relatively constant year over year.

Net Loss

During the year ended December 31, 2013, the net loss applicable to common shareholders increased to $ 3,527,573 from $3,036,586 during the year ended December 31, 2012, an increase of $490,987. This increase is attributable to the salaries and professional fees mentioned above, partially offset by the reduction in the loss from discontinued operations also referred to above.

Liquidity and Capital Resources

The following table summarizes working capital at December 31, 2013, compared to December 31, 2012.

	December 31, 2013 ( As Restated )	December 31, 2012 ( As Restated )	Increase / (Decrease)
Current Assets	$563,320	$507,426	$55,894
Current Liabilities	$4,235,348	$4,297,451	$(62,103)
Working Capital (Deficit)	$(3,672,028)	$(3,790,025)	$117,997

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

Accounts receivable at December 31, 2013 and December 31, 2012, was $194,503 and $198,914, respectively, representing a decrease of $4,411. The Company is economically dependent on and earns a significant portion of revenues from the Ontario Ministry of Health for its ability to carry out its normal activities. These revenues account for approximately virtually all of the Company’s discontinued operations in the twelve month period ending December 31, 2013.

Table of Contents	17

Item 8. Financial Statements and Supplementary Data.

GREENESTONE HEALTHCARE CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in $US unless otherwise indicated)

Table of Contents	18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of GreeneStone Healthcare Corporation

We have audited the accompanying consolidated balance sheets of GreeneStone Healthcare Corporation (“the Company”) as of December 31, 2014 and 2013 (as restated) and the related consolidated statements of operations and other comprehensive loss, stockholders’ deficit and cash flows for the years ended December 31, 2014 and 2013 (as restated). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GreeneStone Healthcare Corporation at December 31, 2014 and 2013 (as restated) and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 (as restated) in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has sustained net losses and has a working capital and stockholder’s deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, NY

April 15, 2015

Table of Contents	19

GREENESTONE HEALTHCARE CORPORATION
Consolidated Balance Sheets
	December 31, 2014	December 31, 2013
		(As Restated)
ASSETS
Current assets
Cash	$88,152	$—
Accounts receivable, net	164,832	194,503
Prepaid expenses	46,267	84,523
Due on sale of Subsidiary	493,806	—
Current assets - held for sale	—	284,294
Total current assets	793,057	563,320
Cash – Restricted	86,200	94,020
Fixed assets, net	256,543	283,246
Long term assets - held for resale	—	252,878

Total assets	$1,135,800	$1,193,464

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$—	$126,073
Accounts payable and accrued liabilities	808,971	440,607
Taxes payable	2,806,297	2,371,919
Deferred revenue	143,839	107,477
Convertible notes payable	—	232,353
Current portion of loan payable	7,625	7,953
Short Term loan	29,758	44,443
Related party notes	51,336	205,995
Current liabilities - held for sale	—	698,528
Total current liabilities	3,847,826	4,235,348
Loan payable	18,460	28,452
Total liabilities	3,866,286	4,263,800
Stockholders' deficit
Common stock; $0.01 par value, 500,000,000 shares authorized; 46,134,787 and 41,065,564 shares issued and outstanding at December 31, 2014 and 2013 respectively	461,318	410,656
Additional paid-in capital	16,129,038	13,920,629
Accumulated other comprehensive loss	245,187	264,135
Accumulated deficit	(19,566,029)	(17,665,756)
Total stockholders' deficit	(2,730,486)	(3,070,336)

Total liabilities and stockholders' deficit	$1,135,800	$1,193,464
The accompanying notes are an integral part of the consolidated financial statements

Table of Contents	20

GREENESTONE HEALTHCARE CORPORATION
Consolidated Statements of Operations

	Year End December 31, 2014	Year End December 31, 2013
		(As Restated)
Revenues	$3,416,342	$3,685,727
Operating expenses
Depreciation	83,701	114,467
General and administrative	903,019	501,853
Management fees	122,271	194,180
Professional fees	308,349	747,585
Rent	412,488	730,538
Salaries and wages	2,928,023	3,906,805
Supplies		192,393
Total operating expenses	4,757,851	6,387,821

Operating loss	(1,341,509)	(2,702,094)

Other expense
Interest expense	(310,583)	(575,348)
Net loss from continuing operations	(1,652,092)	(3,277,442)
Loss from discontinued operations, net of tax	(248,181)	(250,131)
Net loss applicable to common shareholders	(1,900,273)	(3,527,573)
Accumulated other comprehensive loss
Foreign currency translation adjustment	71,356	311,861

Total comprehensive loss	$(1,828,917)	$(3,215,712)

Basic and diluted loss per common share- continuing operations	$(0.04)	$(0.10)

Basic and diluted loss per common share- discontinued operations	$(0.00)	$(0.01)

Basic and diluted loss per common share	$(0.04)	$(0.11)

Weighted average outstanding	46,701,090	33,588,851

The accompanying notes are an integral part of the consolidated financial statements

Table of Contents	21

GREENESTONE HEALTHCARE CORPORATION
Consolidated Statement of Changes in Stockholders’ Deficit
			Additional Paid	Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	(Loss) Income	Deficit	Deficit

Balances, December 31, 2012, as previously reported	27,234,279	$272,343	$6,642,530	$(47,726)	$(10,303,902)	$(3,436,755)
Correction of prior period errors	—	—	4,059,661	—	(3,834,281)	225,380
Balances at December 31, 2012, as restated	27,234,279	272,343	10,702,191	(47,726)	(14,138,183)	(3,211,375)
Common stock issued for convertible note	10,031,303	100,313	1,379,652	—	—	1,479,965
Common stock issued for short term note	800,000	8,000	20,792			28,792
Shares issued for cash	1,500,000	15,000	112,500			127,500
Issuance of shares for services	1,500,000	15,000	365,850			380,850
Stock option compensation			1,249,192			1,249,192
Beneficial conversion feature of debt issuances			90,452			90,452
Foreign currency translation	—	—	—	311,861	—	311,861
Net loss, year ended December 31, 2013	—	—	—	—	(3,527,573)	(3,527,573)
Balance, December 31, 2013	41,065,582	410,656	13,920,629	264,135	(17,665,756)	(3,070,336)
Surrender of shares as part of sale of subsidiary	(2,408,268)	(24,083)	(253,417)			(277,500)
Disposition of subsidiary			1,104,407	(90,304)		1,014,103
Common stock issued for convertible notes	728,459	7,285	190,445			197,730
Common stock issued for short term note	2,245,991	22,460	104,616			127,076
Shares issued for cash	4,500,000	45,000	337,500			382,500
Stock option compensation			679,858			679,858
Beneficial conversion feature of debt issuances			45,000			45,000
Foreign currency translation	—	—	—	71,356	—	71,356
Net loss, year ended December 31, 2014	—	—	—	—	(1,900,273)	(1,900,273)
Balance, December 31, 2014	46,131,764	$461,318	$16,129,038	$245,187	$(19,566,029)	$(2,730,486)

The accompanying notes are an integral part of the consolidated financial statements

Table of Contents	22

GREENESTONE HEALTHCARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year End December 31, 2014	Year End December 31, 2013
Cash flows from operating activities:		(As Restated)
Net loss	$(1,900,273)	$(3,277,442)
Net loss from discontinued operations, net of tax	248,181	(250,131)
Net loss from continuing operations	(1,652,092)	(3,527,573)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	83,701	183,260
Provision for bad debts	(1,148)	29,511
Stock compensation	679,858	1,249,192
Stock issued for services		365,850
Amortization of beneficial conversion feature	21,650	281,475
Changes in operating assets and liabilities
Accounts receivable	30,819	(25,100)
Prepaid expenses	38,256	(40,885)
Due to related parties	—
Accounts payable and accrued liabilities	368,364	(234,832)
Taxes payable	434,378	1,034,925
Deferred revenue	36,364	(108,318)
Net cash provided by (used in) operating activities- continuing operations	40,150	(792,495)
Net cash provided by (used in) operating activities- discontinued operations	531,788	58,271
Net cash provided operating activities	571,938	(734,224)

Cash flows from investing activities:
Cash paid for purchase of fixed assets	(56,998)	(115,728)
Net cash used in investing activities	(56,998)	(115,728)

Cash flows from financing activities:
Repayment of notes payable	(328)	—
Replayment for loans payable	(9,992)
Changes in restricted cash	7,820	(94,020)
Proceeds from bank overdraft	—	126,073
Proceeds from issuance of short term notes	150,000	(53,178)
Repayment of short term notes		(416,361)
Proceeds from issuance of related party notes		733,735
Repayment of related party notes	(203,541)	(99,834)
Proceeds from issuance of common stock	382,500	77,155
Net cash provided by financing activities- continuing operations	326,495	273,570
Net cash provided by financing activities- discontinued operations	(698,530)	335,324
Net cash provided by financing activities	(372,071)	608,894
Effect of exchange rate on cash	71,356	311,861

Net increase (decrease) in cash	214,225	70,803
Cash, beginning of year	(126,073)	(70,803)

Cash, end of year	$88,152	$—
Table of Contents	23

Supplemental cash flow information:
Cash paid for interest	$80,531	$145,523

Cash paid for income taxes	$—	$—
Noncash Transaction:
Common stock issued as a result of conversion of convertible notes payable	$197,730	$397,298
Common Stock issued as a result of conversion of short term notes payable	$127,076	$0
Common stock surrendered as part of disposition of subsidiary	$277,500	$-
The accompanying notes are an integral part of the consolidated financial statements

Table of Contents	24

 GREENESTONE HEALTHCARE CORPORATION

Notes to Consolidated Financial Statements

1. Restatement of Previously Issued Financial Statements

The Company has restated its consolidated financial statements as of and for the fiscal years ended December 31, 2013 and December 31, 2012. In addition, the Company has restated its quarterly Consolidated Statements of Operations and Balance Sheets for each of the quarterly periods in fiscal 2013 and for the first three quarters of fiscal 2014, as presented in an unaudited schedule to these financial statements entitled Unaudited Quarterly Financial Data.

The restatements reflect adjustments to correct errors identified by management during the Company’s normal closing process, in the course of the Company’s regularly scheduled audit by its newly appointed Independent Accounting Firm, and during the course of an internal investigation initiated by the board of directors of the Company (in performance of its function as the audit committee). The Company’s board of directors has completed its investigation. The effect of the restatements on the Company’s Balance Sheets is not material and the restatements have no effect on reported cash flow from operations.

In addition, the Company has restated its consolidated financial statements, to retroactively reflect the Company’s Board of Directors decision to dispose of its Endoscopy Division, as of and for the fiscal years ended December 31, 2013 and December 31, 2012.

Beneficial Conversion Feature

During the fourth quarter of fiscal 2014, the Company identified an error as a result of not recognizing the beneficial conversion feature inherent in seventy five (75) mandatorily convertible notes issued between 2010 and 2012 to accredited investors; the beneficial conversion feature inherent in two (2) convertible notes issued to Asher Enterprises, Inc., during the second and third quarter of 2013; and the beneficial conversion feature inherent in five (5) convertible notes issued to JMJ Financial Group, during the five quarters beginning with the period ended June 30, 2013 and ending in the period ended September 30, 2014. The cumulative effect of the errors over the restated periods resulted in an increase to pre-tax and after tax expense of approximately $1,627,789 of which $511,073 was attributable to discontinued operations.

Shares Issued for Services

Management discovered an error in the recording of legal fees satisfied by the issuance of shares during the third quarter of 2013. The effect of this error during the third quarter of 2013 resulted in an increase to pre-tax and after tax expense of approximately $365,850 none of which was attributable to discontinued operations.

Employee Option Incentive Grants

During the fourth quarter of fiscal 2014, the Company identified an error as a result of not recognizing the costs of employee option incentive granted during the second quarter of 2012 and which terminated during the second quarter of 2014. The cumulative effect of the errors over the restated periods resulted in an increase to pre-tax and after tax expense of approximately $2,810,683 of which none was attributable to discontinued operations.

Certain of the adjustments described above, or portions thereof, relate to periods prior to fiscal 2013. The cumulative effect of those restatement adjustments on years prior to fiscal 2013 has been reflected as a $2,219,238 increase in accumulated deficit as of January 1, 2013 (the beginning of the Company’s 2013 fiscal year).

The restated Consolidated Balance Sheet as of December 31, 2013 and the restated Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2013 are presented below:

Table of Contents	25

GREENESTONE HEALTHCARE CORPORATION
Consolidated Balance Sheet
December 31, 2013
	As Previously Reported on Form 10-K	Opening Deficit	BCF	Legal Fees	Compensation	As Restated	Reclassify Discontinued Operations	As Restated and Reclassified
ASSETS
CURRENT ASSETS
Cash	$—					$—	$—	$—
Accounts receivable	440,918					440,918	(246,415)	194,503
Prepaid expenses	109,854					109,854	(25,331)	84,523
Inventory	12,548					12,548	(12,548)	—
Current assets - held for sale	—					—	284,294	284,294
Total current assets	563,320	—	—	—	—	563,320	—	563,320

NON CURRENT ASSETS:
Fixed assets	536,124					536,124	(252,878)	283,246
Cash – Restricted	94,020					94,020	—	94,020
Long term assets - held for resale							252,878	252,878
Total assets	$1,193,464	$—	$—	$—	$—	$1,193,464	$—	$1,193,464

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$126,073.00					$126,073.00	$—	$126,073.00
Accounts payable and accrued liabilities	703,918					703,918	(263,311)	440,607
Harmonized sales tax payable	594,120					594,120	—	594,120
Withholding taxes payable	1,796,655					1,796,655	(18,856)	1,777,799
Deferred revenue	107,477					107,477		107,477
Convertible notes payable	246,612	(225,380)	211,121			232,353	—	232,353
Short term loan	64,541		(20,098)			44,443	—	44,443
Current portion of loan payable	7,953					7,953	—	7,953
Related party notes	622,356					622,356	(416,361)	205,995
Current liabilities - held for resale	—					—	698,528	698,528
Total current liabilities	4,269,705	(225,380)	191,023	—	—	4,235,348	—	4,235,348
COMMITMENTS

Table of Contents	26

NON CURRENT LIABILITIES:
Loan payable	28,452					28,452	—	28,452
Total Liabilities	4,298,157	(225,380)	191,023	—	—	4,263,800	—	4,263,800

STOCKHOLDERS' DEFICIT
Preferred Stock - Series A; $0.01 par value,
3,000,000 shares authorized; -0- issued and outstanding	—						—
Preferred Stock - Series B; $0.01 par value,
10,000,000 shares authorized; -0- issued and outstanding	—						—
Common stock; $0.01 par value, 500,000,000
shares authorized; 41,065,564 shares issued and outstanding as of December 31, 2013	410,656					410,656	—	410,656
Additional paid-in capital	8,155,474	2,444,618	1,705,495	365,850	1,249,192	13,920,629	—	13,920,629
Accumulated other comprehensive loss	264,135					264,135	—	264,135
Accumulated deficit	(11,934,958)	(2,219,238)	(1,896,518)	(365,850)	(1,249,192)	(17,665,756)	—	(17,665,756)
Total Stockholders' Deficit	(3,104,693)	225,380	(191,023)	—	—	(3,070,336)	—	(3,070,336)
Total Liabilities and Stockholders' Deficit	$1,193,464	$—	$—	$—	$—	$1,193,464	$—	$1,193,464

Table of Contents	27

GREENESTONE HEALTHCARE CORPORATION
INCOME STATEMENT
For the Year Ended December 31, 2013 ( Expressed in $ US )
	As Previously Reported on Form 10-K	BCF	Legal Fees	Stock Based Compensation	As Restated	Reclassify Discontinued Operations	As Restated and Reclassified
Revenues	$5,962,304	$—	$—	$—	$5,962,304	$(2,276,577)	$3,685,727
Cost of services provided	1,256,483				1,256,483	(1,256,483)	—
Gross margin	4,705,821	—	—	—	4,705,821	(1,020,094)	3,685,727
Operating expenses
Depreciation	183,260				183,260	-68,793	114,467
General and administrative	601,863				601,863	-144,225	457,638
Management fees	233,016				233,016	-38,836	194,180
Meals and entertainment	1,830				1,830	-87	1,743
Professional fees	402,995		365,850		768,845	-21,260	747,585
Rent	1,016,387				1,016,387	-285,849	730,538
Salaries and wages	3,118,718			1,249,192	4,367,910	-461,105	3,906,805
Supplies	339,029				339,029	-146,636	192,393
Travel	42,481				42,481	-9	42,472
Total operating expenses	5,939,579	—	365,850	1,249,192	7,554,621	(1,166,800)	6,387,821
Operating loss	$(1,233,758)	$—	$(365,850)	$(1,249,192)	$(2,848,800)	$146,706	$(2,702,094)
Other income (loss)
Interest expense	(397,298)	(281,475)			(678,773)	103,425	(575,348)
Net loss from continuing operations	$(1,631,056)	$(281,475)	$(365,850)	$(1,249,192)	$(3,527,573)	$250,131	$(3,277,442)
Loss from discontinued operations, net of tax	—					(250,131)
Net loss applicable to common shareholders	$(1,631,056)	$(281,475)	$(365,850)	$(1,249,192)	$(3,527,573)	$—	$(3,277,442)
Accumulated other comprehensive loss
Foreign currency translation adjustment	311,861				311,861		250,131
Total comprehensive loss	$(1,319,195)	$(281,475)	$(365,850)	$(1,249,192)	$(3,215,712)	$—	$(3,215,712)
Basic and diluted income (loss) per common share- continuing operations	$(0.05)	$(0.01)	$(0.01)	$(0.04)	$(0.11)	$0.01	$.10

Table of Contents	28

Basic and diluted loss per common share- discontinued operations	$ ( -)	$ ( -)	$ ( -)	$ ( -)	$ ( -)	$(0.01)	$0.01

Basic and diluted loss per common share	$(0.04)	$(0.01)	$(0.01)	$(0.04)	$(0.10)	$ ( -)	$0.11
Weighted average outstanding	33,588,851	33,588,851	33,588,851	33,588,851	33,588,851	33,588,851	33,588,851

Table of Contents	29

GREENESTONE HEALTHCARE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
( Expressed in $US )
	As Previously Reported on Form 10-K	BCF	Legal Fees	Stock Based Compensation	As Restated	Reclassify Discontinued Operations	Conform to 2014 Presentation	As Restated and Reclassified
Cash flows from operating activities:
Net loss	$(1,631,056)	$(281,475)	$(365,850)	$(1,249,192)	$(3,527,573)	$250,131.		$(3,277,442)
Net loss from discontinued operations, net of tax					—	(250,131)		(250,131)
Net loss from continuing operations	(1,631,056)	(281,475)	(365,850)	(1,249,192)	(3,527,573)	—	—	(3,527,573)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	183,260				183,260			183,260
Provision for bad debts					—		29,511	29,511
Stock compensation				1,249,192	1,249,192			1,249,192
Stock issued for services			365,850		365,850			365,850
Amortization of beneficial conversion feature		281,475			281,475			281,475
Changes in operating assets and liabilities
Inc/dec in accounts receivable	(60,875)				(60,875)	65,286	(29,511)	(25,100)
Inc/dec in inventory	3,621				3,621	(3,621)		—
Inc/dec in prepaids	1,360				1,360	(42,245)		(40,885)
Inc/dec in due to related parties					—	—		—

Table of Contents	30

Inc/dec in accounts payable and accrued liabilities	(159,940)	(159,940)	(74,892)	(234,832)
Inc/dec in taxes payable	1,037,724	1,037,724	(2,799)	1,034,925
Inc/dec in deferred revenue	(108,318)	(108,318)		(108,318)

Net cash provided by (used in) operating activities- continuing operations	(734,224)	—	—	—	(734,224)	(58,271)	—	(792,495)
Net cash provided by (used in) operating activities- discontinued operations						58,271		58,271
Net cash provided (used in) operating activities	(734,224)	—	—	—	(734,224)	—	—	(734,224)

Cash flows from investing activities:
Cash paid for purchase of fixed assets	(101,818)				(101,818)	(13,910)		(115,728)
Net cash used by investing activities	(101,818)	—	—	—	(101,818)	(13,910)	—	(115,728)

Cash flows from financing activities:
Repayment of notes payable
Changes in restricted cash	(94,020)				(94,020)			(94,020)
Proceeds from issuance of short term notes	53,902				53,902	(107,080)		(53,178)
Proceeds from bank indebtedness	55,270				55,270	—	70,803	126,073
Repayment of short term notes					—	(416,361)		(416,361)
Proceeds from issuance of related party notes	531,708				531,708	202,027		733,735
Repayment of related party notes	(99,834)				(99,834)	—		(99,834)
Net proceeds from additional paid in capital	68,111				68,111		(68,111)	—
Proceeds from issuance of common stock	9,044				9,044		68,111	77,155
Net cash provided by (Used in) financing activities- continuing operations	524,181	—	—	—	524,181	(321,414)	70,803	273,570

Table of Contents	31

Net cash provided by (Used in) financing activities- discontinued operations					—	335,324		335,324
Net cash provided by financing activities	524,181	—	—	—	524,181	13,910	70,803	482,821
Effect of exchange rate on cash	311,861				311,861			311,861

Net increase in cash	—	—	—	—	—	—	70,803	(55,270)
Cash, beginning of period	$—	$—	$—	$—	$—	$—	$(70,803)	(70,803)

Cash, end of period	$—	$—	$—	$—	$—	$—	$(126,073)	$(126,073)

Supplemental cash flow information:
Cash paid for interest	$397,298				$397,298			$397,298
Cash paid for income taxes	$—	$—	$—	$—	$—	$—	$—	$—

Table of Contents	32

GREENESTONE HEALTHCARE CORPORATION
Consolidated Balance Sheet
December 31, 2012

	As Previously Reported on Form 10-K	Opening Deficit	BCF	Legal Fees	Compensation	As Restated	Reclassify Discontinued Operations	As Restated and Reclassified

ASSETS
CURRENT ASSETS
Cash	$—					$—	$—	$—
Accounts receivable	380,043					380,043	(181,129)	198,914
Prepaid expenses	111,214					111,214	(67,576)	43,638
Inventory	16,169					16,169	(16,169)	—
Current assets - held for sale	—					—	264,874	264,874
Total current assets	507,426	—	—	—	—	507,426	—	507,426

NON CURRENT ASSETS:
Fixed assets	617,567					617,567	(266,788)	350,779
Cash – Restricted						—	—	—
Long term assets - held for resale							266,788	266,788
Total assets	$1,124,993	$—	$—	$—	$—	$1,124,993	$—	$1,124,993

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$70,803					$70,803	$—	$70,803
Accounts payable and accrued liabilities	863,858					863,858	(188,419)	675,439
Harmonized sales tax payable	313,295					313,295	—	313,295
Withholding taxes payable	1,039,756					1,039,756	(16,057)	1,023,699
Deferred revenue	215,793					215,793		215,793

Convertible notes payable	1,820,713	(732,321)	506,941			1,595,333	(202,027)	1,393,306
Short term loan						—	—	—
Current portion of loan payable	8,129					8,129	—	8,129
Related party notes	190,484					190,484	107,080	297,564

Table of Contents	33

Current liabilities - held for resale	—					—	299,423	299,423
Total current liabilities	4,522,831	(732,321)	506,941	—	—	4,297,451	—	4,297,451

NON CURRENT LIABILITIES:
Loan payable (note 9)	38,917					38,917	—	38,917
Total Liabilities	4,561,748	(732,321)	506,941	—	—	4,336,368	—	4,336,368

STOCKHOLDERS' DEFICIT
Preferred Stock - Series A; $0.01 par value,
3,000,000 shares authorized; -0- issued and
Outstanding	—						—
Preferred Stock - Series B; $0.01 par value,
10,000,000 shares authorized; -0- issued and
Outstanding	—						—
Common stock; $0.01 par value, 100,000,000
shares authorized; 27,234,279
shares issued and outstanding as of	272,343					272,343	—	272,343
Additional paid-in capital	6,642,530	1,356,436	1,088,182	365,850	936,894	10,389,892	—	10,389,892
Accumulated other comprehensive loss	(47,726)					(47,726)	—	(47,726)
Accumulated deficit	(10,303,902)	(624,115)	(1,595,123)	(365,850)	(936,894)	(13,825,884)	—	(13,825,884)
Total Stockholders' Deficit	(3,436,755)	732,321	(506,941)	—	—	(3,211,375)	—	(3,211,375)
Total Liabilities and Stockholders' Deficit	$1,124,993	$—	$—	$—	$—	$1,124,993	$—	$1,124,993

Table of Contents	34

GREENESTONE HEALTHCARE CORPORATION
INCOME STATEMENT
For the Year Ended December 31, 2012

	As Previously Reported on Form 10-K	BCF	Legal Fees	Compensation	As Restated	Reclassify Discontinued Operations	As Restated and Reclassified
Revenues	$5,540,909	$—	$—	$—	$5,540,909	$(1,874,105)	$3,666,804
Cost of services provided	1,050,002				1,050,002	(1,050,002)	—
Gross margin	4,490,907	—	—	—	4,490,907	(824,103)	3,666,804
Operating expenses
Continuing education	25,739				25,739		25,739
Depreciation	223,984				223,984	(87,224)	136,760
General and administrative	546,563				546,563	(135,026)	411,537
Management fees	179,924				179,924	(37,484)	142,440
Meals and entertainment	3,385				3,385	(472)	2,913
Medical supplies	132,253				132,253	(132,253)	0
Professional fees	128,578				128,578	(15,993)	112,585
Rent	847,558				847,558	(196,417)	651,141
Salaries and wages	3,410,659			936,894	4,347,553	(657,777)	3,689,776
Subcontract fees	42,890				42,890		42,890
Supplies	181,590				181,590		181,590
Travel	37,930				37,930	(61)	37,869
Total operating expenses	5,761,053	—	—	936,894	6,697,947	(1,262,707)	5,435,240
Operating loss	$(1,270,146)	$—	$—	$(936,894)	$(3,079,476)	$438,604	$(1,768,436)
Other income (loss)
Interest expense	(214,207)	(658,229)			(872,436)	220,431	(652,005)
Net loss from continuing operations	$(1,484,353)	$(658,229)	$—	$(936,894)	$(3,079,476)	$659,035	$(2,240,441)
Loss from discontinued operations, net of tax	—					(659,035)	(659,035)
Net loss applicable to common shareholders	$(1,484,353)	$(658,229)	$—	$(936,894)	$(3,079,476)	$—	$(3,079,476)
Accumulated other comprehensive loss
Foreign currency translation adjustment	(69,444)				(69,444)		(69,444)
Total comprehensive loss	$(1,553,797)	$(658,229)	$—	$(936,894)	$(3,148,920)	$—	$(3,148,920)

Table of Contents	35

Basic and diluted income (loss) per common share- continuing operations	$(0.10)	$(0.05)	($-	$(0.07)	$(0.21)	$0.05	$(0.16)

Basic and diluted loss per common share- discontinued operations	$ ( -)	$ ( -)	$ ( -)	$ ( -)	$ ( -)	$(0.05)	$(0.05)

Basic and diluted loss per common share	$(0.10)	$(0.05)	($-	$(0.07)	$(0.21)	($-	$(0.21)
Weighted average outstanding	14,392,555	14,392,555	14,392,555	14,392,555	14,392,555	14,392,555	14,392,555

Table of Contents	36

GREENESTONE HEALTHCARE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012
( Expressed in $US )

	As Previously Reported on Form 10-K	BCF	Legal Fees	Compensation	As Restated	Reclassify Discontinued Operations	Conform to 2014 Prresenttion	As Restated and Reclassified
Cash flows from operating activities:
Net loss	$(2,496,861)	$(658,229)	$—	$(936,894)	$(4,091,984)	$250,131.		$(3,841,853)
Net loss from discontinued operations, net of tax					—	(250,131)		(250,131)
Net loss from continuing operations	(2,496,861)	(658,229)	—	(936,894)	(4,091,984)	—	—	(4,091,984)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	129,766				129,766			129,766
Provision for bad debts					—			—
Stock compenstion				936,894	936,894			936,894
Stock issued for services					—			—
Amortization of beneficial conversion feature		658,229			658,229			658,229
Changes in operating assets and liabilities
Inc/dec in accounts receivable	(147,516)				(147,516)	7,887	—	(139,629)
Inc/dec in inventory	(818)				(818)	4,386		3,568
Inc/dec in prepaids	(31,288)				(31,288)	(2,786)		(34,074)

Table of Contents	37

Inc/dec in due to related parties					—	—		—
Inc/dec in accounts payable and accrued liabilities	333,966				333,966	(386,607)	(15)	(52,656)
Inc/dec in taxes payble	264,185				264,185	—		264,185
Inc/dec in deferred revenue	116,692				116,692			116,692
Net cash provided by (used in) operating activities- continuing operations	(1,831,874)	—	—	—	(1,831,874)	(377,120)	(15)	(2,209,009)

Net cash provided by (used in) operating activities- discontinued operations						377,120		377,120
Net cash provided (used in) operating activities	(1,831,874)	—	—	—	(1,831,874)	—	(15)	(1,831,889)
Cash flows from investing activities:
Cash paid for purchase of fixed assets	(428,122)				(428,122)	(39,370)		(467,492)
Net cash used by investing activities	(428,122)	—	—	—	(428,122)	(39,370)	—	(467,492)

Cash flows from financing activities:
Repayment of notes payable
Changes in restricted cash					—			—
Proceeds from issuance of short term notes	2,053,374				2,053,374	819,341		2,872,715
Proceeds from bank indebtedness	28,266				28,266	—	(28,266)	—
Repayment of short term notes					—	—		—
Proceeds from issuance of related party notes	(74,593)				(74,593)	(202,027)		(276,620)
Repayment of related party notes					—	349,544		349,544
Net proceeds from additional paid in capital	85,002				85,002		(85,002)	—
Proceeds from issuance of common stock	84,998				84,998		85,002	170,000

Table of Contents	38

Net cash provided by (Used in) financing activities- continuing operations	2,177,047	—	—	—	2,177,047	966,858	(28,266)	3,115,639
Net cash provided by (Used in) financing activities- discontinued operations					—	(927,488)		(927,488)
Net cash provided by financing activities	2,177,047	—	—	—	2,177,047	39,370	(28,266)	2,188,151
Effect of exchange rate on cash	34,573				34,573			34,573

Net increase in cash	(48,376)	—	—	—	(48,376)	—	(28,281)	(76,657)
Cash, beginning of period	$48,376	$—	$—	$—	$48,376	$—		48,376

Cash, end of period	$—	$—	$—	$—	$—	$—	$(28,281)	$(28,281)
Supplemental cash flow information:
Cash paid for interest	$26,918
Cash paid for income taxes	$—	$—	$—	$—	$—	$—	$—	$—
Noncash Transaction:
Common stock issued as a result of conversion of convertible notes payable

Table of Contents	39

GREENESTONE HEALTHCARE CORPORATION

Notes to Consolidated Financial Statements—(Continued)

2. Nature of business

GreeneStone Healthcare Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective May 2012, the Company changed its corporate name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation. As at December 31, 2014, the Company owns 100% of the outstanding shares of Greenestone Clinic Muskoka Inc., which was incorporated in 2010 under the laws of the Province of Ontario, Canada. Greenestone Clinic Muskoka Inc. provides medical services to various patients in a clinic located in the regional municipality of Muskoka.

3. Going concern

The Company’s consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at December 31, 2014 the Company has a working capital deficiency of $4,640,883 and accumulated deficit of $19,566,029. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures, including past due payroll and sales tax payments, as well as estimated penalties and interest, over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and, or debt financing in order to implement its business plan, and, or generating sufficient revenue in excess of costs.. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain.. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

These factors create substantial doubt about Greenestone’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities or other adjustments that may be necessary should the Company not be able to continue as a going concern.

The ability of Greenestone to continue as a going concern is dependent on the Company generating cash from the sale of its common stock or obtaining debt financing and attaining future profitable operations. Management's plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

4. Summary of significant accounting policies

a) Financial Reporting

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. Revenues and expenses are reported on the accrual basis, which means that income is recognized as it is earned and expenses are recognized as they are incurred.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Table of Contents	40

GREENESTONE HEALTHCARE CORPORATION

Notes to Consolidated Financial Statements—(Continued)

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

c) Principals of consolidation and foreign currency translation

The accompanying consolidated financial statements include the accounts of the Company, its subsidiary as noted in note 2. All inter-company transactions and balances have been eliminated on consolidation.

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

The relevant translation rates are as follows: For the year ended December 31, 2014 a closing rate at 0.8620 $US:$CAN, and an average rate at 0.9051 $US:$CAN ..

d) Revenue recognition

The Company recognizes revenue from the rendering of services when they are earned; specifically when all of the following conditions are met:

•	the significant risks and rewards of ownership are transferred to customers and the Company retains neither continuing involvement nor effective control;
•	there is clear evidence that an arrangement exists;
•	the amount of revenue and related costs can be measured reliably; and
•	it is probable that the economic benefits associated with the transaction will flow to the Company.

In particular, the Company recognizes:

•	Fees for out-patient counselling, coaching, intervention, psychological assessments and other related services when patients receive the service; and
•	Fees for in-patient addiction treatments proportionately over the term of the patient’s treatment.

Table of Contents	41

GREENESTONE HEALTHCARE CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Deferred revenue represents monies deposited by the patients for future services to be provided by the Company. Such monies will be recognized into revenue as the patient progresses through their treatment term.

e) Non-monetary transactions

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

f) Cash

The Company's policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition.

The Company has $86,200 in restricted cash held by their bank to cover against the possibility of credit card charge backs, for services not performed.

g) Accounts receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. At December 31, 2014 and December 31, 2013, the Company has a $27,294 and $ 28,578 allowance for doubtful accounts, respectively.

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

Table of Contents	42

GREENESTONE HEALTHCARE CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

The Company does not have assets or liabilities measured at fair value on a recurring basis at December 31, 2014. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2014.

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

k) Income taxes

The Company accounts for income taxes under the provisions of ASC Topic 740, “Income Taxes” . Under ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are provided using the liability method. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax basis of an asset or liability is the amount attributed to that asset or liability for tax purposes. The effect on deferred taxes of a change in tax rates is recognized in income in the period of change. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

Table of Contents	43

GREENESTONE HEALTHCARE CORPORATION

Notes to Consolidated Financial Statements—(Continued)

ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made. The tax returns for fiscal 2001, through 2013 are subject to audit or review by the US tax authority, where as fiscal 2010 through 2013 are subject to audit or review by the Canadian tax authority.

l) Earnings per share information

FASB ASC 260-10, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the years ended December 31, 2014 and 2013.

m) Share based expenses

ASC 718-10 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights that may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

n) Legal Proceedings

The costs of prosecuting and defending legal actions are expensed as incurred.

o) Accounting for Uncertainty in Income Taxes

The Financial Accounting Standards Board has issued guidance on Accounting for Uncertainty in Income Taxes, FASB ASC 740, Income Taxes which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Management has concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. When applicable, the Company will include interest and penalties related to uncertain tax positions in income tax expense.

Table of Contents	44

GREENESTONE HEALTHCARE CORPORATION

Notes to Consolidated Financial Statements—(Continued)

p) Derivatives

The Company evaluates embedded conversion features within convertible debt under ASC 815 “ Derivatives and Hedging ” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. The Company uses a Black-Scholes Option Pricing model to estimate the fair value of convertible debt conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statements of operations. Inputs into the Black-Scholes Option Pricing model require estimates, including such items as estimated volatility of the Company’s stock, risk-free interest rate and the estimated life of the financial instruments being fair valued.

If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “ Debt with Conversion and Other Options ” for consideration of any beneficial conversion feature.

q) Prior Period Reclassifications

Reclassifications of prior period amounts related to discontinued operations as a result of the expected 1816191 Ontario Limited disposition.

5. Recently adopted accounting pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 is effective for public companies for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its financial statements.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its consolidated financial statements.

The Company does not expect all other newly issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

Table of Contents	45

GREENESTONE HEALTHCARE CORPORATION

Notes to Consolidated Financial Statements—(Continued)

6. Financial instruments

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company's risk exposure and concentrations at the balance sheet date, December 31, 2014 and 2013.

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

 (b) Liquidity risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $~ and accumulated deficit of $1~. As disclosed in note 3, the Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

(c) Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

i. Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is not exposed to interest rate risk on its bank indebtedness as there is a balance of $0 at December 31, 2014. This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

ii. Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as its subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. Most of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at December 31, 2014, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $80,500 increase or decrease in the Company’s after-tax net loss from continuing operation. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

Table of Contents	46

GREENESTONE HEALTHCARE CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

7. Accounts receivable

The consolidated accounts receivable balance consists primarily of amounts due from the following parties:

	December 31, 2014	December 31, 2013
Treatment program	$175,585	$134,291
Outpatient Services	16,541	88,790
Allowance for doubtful accounts	(27,294)	(28,578)
	$164,832	$194,503

8. Fixed assets

	Cost	Accumulated Amortization	December 31, 2014	December 31, 2013
Computer equipment	$20,371	$13,019	$7,352	$11,118
Furniture and equipment	335,684	221,378	114,306	179,850
Medical equipment	4,490	3,100	1,391	1,961
Vehicles	64,175	24,152	40,023	45,520
Leasehold improvements	142,793	49,322	93,471	44,797
	$567,514	$310,971	$256,543	$283,246

9. Convertible notes payable

The Company does not have any convertible notes outstanding at December 31, 2014. During the year ended December 31, 2014 $197,730 in notes were converted into 728,459 common shares at set rates as indicated by individual note. During the year ended December 31, 2013, $1,479,965 in notes were converted into 10,031,303 common shares at set rates as indicated by individual note. There was $48,284 in a note payable at December 31, 2013 that was reclassified to a related party payable account.

Table of Contents	47

GREENESTONE HEALTHCARE CORPORATION

Notes to Consolidated Financial Statements—(Continued)

10. Loan payable

The Company has an automobile loan payable bearing interest at 4.49% with blended monthly payments of $835 that matures March 2018. The loan is secured by the vehicle with a net book value as at December 31, 2014 of $40,023. Estimated principal re-payments to December 31 st are as follows:

2015	$7,625
2016	8,457
2017	8,845
Thereafter	1,158
$26,085

11. Taxes payable

The Company has taxes, interest and penalties payable at December 31, 2014 and 2013 as follows:

	2014	2013
Harmonized sales tax	$590,919	$594,120
Payroll taxes	2,065,377	1,777,799
US tax penalties	150,000	-

	$2,806,296	$2,371,919

Contingency related to outstanding payroll tax liabilities:

The Company is delinquent in filing its payroll tax returns resulting in taxes, interest and penalties payable at December 31, 2014 and 2013. As of December 31, 2014 and 2013 as part of Taxes Payable, the Company has payroll tax liabilities of approximately $2,065,000 and $1,778,000, respectively due to various taxing authorities on the consolidated balance sheets. If the Company does not satisfy these liabilities, the taxing authorities may place liens on its bank accounts which would have a negative impact on its ability to operate. Further, the actual liability may be higher due to interest or penalties assessed by same taxing authorities.

12. Short term convertible note payable

The Company has one short-term loan agreement during the period totalling $42,465. During the year ended December 31, 2014, an amount of $127,076 was converted into 2,245,991 common shares.

The loan is with JMJ Financial in the amount of $42,465. The lender has the right, at any time after 180 days from effective date to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock, based on the average of the two lowest closing prices during the 22 days prior start of conversion period.

The Company has identified the beneficial conversion feature related to the above-described notes. The accounting treatment of beneficial conversion features requires that the Company record fair value of the discount as of the date when the funds were received. The determined fair value of the beneficial conversion feature was charged as a debt discount up to the net proceeds of the note with the remainder if any charged to current period operations as non-cash interest expense.

At December 31, 2014 the debt discount on these notes amounted to $12,708.

Table of Contents	48

GREENESTONE HEALTHCARE CORPORATION

Notes to Consolidated Financial Statements—(Continued)

13. Related party transactions

A portion of related party notes at December 31, 2014 is due to Greenestone Clinic Inc. in the amount of $84,736 (December 31, 2013: $205,995). The Company is related to Greenestone Clinic Inc. as it is controlled by one of the Company’s directors. The balance owing is non-interest bearing, non-secured without any specified terms of repayment.

The Company had management fees totalling $122,271 for the year ended December 31, 2014 (and for 2013 those fees were $194,180) which were paid to the director (Greenestone Clinic Inc.) for services which are included in management fees.

The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. at market terms. During the year ended December 31, 2014, the Company had rent expense of $412,488 (2013 - $454,381) to Cranberry Cove Holdings Ltd. Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder being a director of the Company.

All related party transactions occur in the normal course of operations and are measured at the exchange amount, as agreed upon by the related parties.

14. Stockholders’ deficit

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

Issued common shares

The Company has a total of 46,134,787 issued and outstanding common shares as at December 31, 2014. At December 31, 2013 the Company had 41,065,564 issued and outstanding common shares.

 15. Warrants and Options

Warrants

On December 24, 2013 the Company issued 4,500,000 warrants, expiring on January 19, 2016, exercisable at $0.15.

On January 17, 2014 as part of the sale of units of warrants and shares, the Company issued 1,500,000 warrants, expiring on December 19, 2016, exercisable at $0.15.

Table of Contents	49

GREENESTONE HEALTHCARE CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Options

On April 1, 2012, the Company granted 3,600,000 options to the Director of Aftercare at an exercise price of $0.20.  The intrinsic value of these options was recorded as an expense, at the rate of $312,248 per quarter over the life of the options, as they vested. The 3,600,000 options were terminated on May 5, 2014 upon the sale of Aftercare.

On August 15, 2014, the Company granted 300,000 options to the President of its Investor Relations firm at an exercise price of $0.00333.  The $34,418 intrinsic value of these options was recorded as an expense on that date.

On November 1, 2014, the Company granted 480,000 options to its Chief Financial Officer. at an exercise price of $0.12.  The $20,844 intrinsic value of these options was recorded as an expense on that date.

	Number of Options and Warrants	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2012	3,600,000	$0.200

Granted	1,500,000	0.150
Cancelled/forfeited	—	—
Expired	—	—
Exercised	—
Outstanding at December 31, 2013	5,100,000	$0.185

Granted	5,280,000	0.139
Cancelled/forfeited	—	—
Expired	(3,600,000)	(0.20)
Exercised	—	—
Outstanding at December 31, 2014	6,780,000	$0.139

16. Discontinued operations - 1816191 Ontario Limited (“1816191”)

In September 2014, the Board approved a plan to sell the Endoscopy business and the Company entered into a definitive agreement to sell the business on October 6, 2014 to Jaintheelal, a Company owned by Dr. Jay Parekh, the Company’s Medical director in charge of Endoscopy for the sum of $CAN1,250,000. The sale price of $CAN1,250,000.00 includes the assumption by Jaintheelal of debt in the same amount as the sale price, which debt is owed by 1816191 to the Company. At closing, Jaintheelal will be permitted to offset the assumed debt by up to US$650,000 through the cancellation of three million shares of the Company’s common stock (valued at approximately $CAN250,000) and the cancellation of related party debt owed by 1816191 to Jaintheelal and/or Jay Parekh (valued at approximately $CAN400,000). The remainder of the assumed debt will be repaid by 1816191 to the Company pursuant to a six-month, interest-bearing note.

Table of Contents	50

GREENESTONE HEALTHCARE CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

Until it was sold, the assets of this business segment, previously known as the Endoscopy segment, and related liabilities were classified as held for sale in the Consolidated Balance Sheet. The operating results of this business segment are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. Financial results are only related to disposed of or to-be-disposed of businesses.

Jaintheelal is owned by Dr. Jay Parekh, the Company’s former Medical director in charge of Endoscopy. The sale price of C$1,282,001.87 included the assumption by Jaintheelal of debt in the same amount as the sale price, which debt is owed by 1816191 to the Company in the amount of C$895,495.60 and to Jaintheelal of C$386,542.27. At closing, Jaintheelal offset the assumed debt to the registrant of C$895,495.60 by US$277,500.00 through the cancellation of two million four hundred and eight thousand two hundred and sixty eight shares of the Company’s common stock, for a net amount due to the Company of US$493,807. The remainder of the assumed debt owed by 1816191 to the Company is due June 30, 2015 and is in the form of an interest-bearing note. After the sale of 1816191, the Company’s principal operations are in the addiction treatment business.

The sale, to a related party, was recorded as a $1,104,304 addition to APIC, and a reduction of $90,304 to Comprehensive (Loss) Income.

17. Commitments and Contingencies

The Company is committed under a non-cancellable operating lease agreements for rental of premises for the rental of premises operated by Greenestone Clinic Muskoka Inc. which expires March 2019.

Future minimum annual payment requirements are as follows:

2015	$288,488
2016	322,857
2017	329,312
2018	83,975
2019	251,926
$1,276,557

From time to time, the Company and its subsidiaries enter into legal disputes in the ordinary course of business. The Company believes there are no material legal or administrative matters pending that are likely to have, individually or in the aggregate, a material adverse effect on its business or results of operations.

Table of Contents	51

GREENESTONE HEALTHCARE CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Contingency related to outstanding payroll tax liabilities:

The Company is delinquent in filing its payroll tax returns resulting in taxes, interest and penalties payable at December 31, 2014 and 2013. As of December 31, 2014 and 2013 as part of Taxes Payable, the Company has payroll tax liabilities of approximately $2,065,000 and $1,778,000, respectively due to various taxing authorities on the consolidated balance sheets. If the Company does not satisfy these liabilities, the taxing authorities may place liens on its bank accounts which would have a negative impact on its ability to operate. Further, the actual liability may be higher due to interest or penalties assessed by same taxing authorities.

18. Income Taxes

The Company is not current in its tax filings as of December 31, 2014.

The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes “ASC 740”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 “IRC 382” places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).

The components of the Company’s future tax asset as at December 31, 2014 and December 31, 2013 are as follows:

	December 31,	December 31,
	2014	2013
		(as restated)
Net operating loss carry forward	$19,566,029	$17,665,756
Valuation allowance	(19,566,029)	(17,665,756)
Net future tax asset	$—	$—

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	December 31,	December 31,
	2014	2013
		(as restated)
Tax at statutory rate	$665,096	$1,234,651
Valuation allowance	(665,096)	(1,234,651)
Net future tax asset	$—	$—

As at December 31, 2014, the Company is in arrears on filing its statutory income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates. In addition, the Company could be subject to penalties for these unfiled tax returns.

During the year ended December 31, 2014, the Company has accrued and expensed $150,000 (2013 - $nil) in penalties and interest attributable to delinquent tax returns. Management believes the Company has adequately provided for any ultimate amounts that are likely to result from audits of these returns once filed; however, final assessments, if any, could be significantly different than the amounts recorded in the financial statements.

The Company operates in foreign jurisdictions and is subject to audit by taxing authorities. These audits may result in the assessment of amounts different than the amounts recorded in the consolidated financial statements. The Company liaises with the relevant authorities in these jurisdictions in regard to its income tax and other returns. Management believes the Company has adequately provided for any taxes, penalties and interest that may fall due.

Table of Contents	52

Supplementary Data:

Unaudited Schedules to Financial Statements - Unaudited Quarterly Financial Data

The information for the first three quarters of the years ended December 31, 2013 and 2014 has been restated to correct the errors described in Note 1, Restatement of Previously Issued Financial Statements.

The restated quarterly Balance Sheets for the first three quarters of the years ended December 31, 2013 and 2014 are presented below:

Table of Contents	53

GREENESTONE HEALTHCARE CORPORATION
Unaudited Consolidated Balance Sheet
March 31, 2013
( Expressed in $ US )
	As Previously Reported on Form 10-Q	Opening Deficit	BCF	Legal Fees	Compensation	As Restated	Reclassify Discontinued Operations	As Restated and Reclassified
ASSETS
CURRENT ASSETS
Cash	$—					$—	$—	$—
Accounts receivable	376,642					376,642	(241,275)	135,367
Prepaid expenses	123,407					123,407	(65,446)	57,961
Inventory	11,937					11,937	(11,937)	—
Current assets - held for sale	—					—	318,658	318,658
Total current assets	511,986	—	—	—	—	511,986	—	511,986

NON CURRENT ASSETS:
Fixed assets	568,879					568,879	(241,962)	326,917
Cash - Restricted						—	—	—
Long term assets - held for resale							241,962	241,962
Total assets	$1,080,865	$—	$—	$—	$—	$1,080,865	$—	$1,080,865
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$144,494					$144,494	$—	$144,494
Accounts payable and accrued liabilities	846,200					846,200	(196,373)	649,827
Harmonized sales tax payable	378,831					378,831	—	378,831
Withholding taxes payable	1,174,134					1,174,134	(20,592)	1,153,542
Deferred revenue	140,472					140,472		140,472
Convertible notes payable	1,407,742	(225,380)	—			1,182,362	(150,491)	1,031,871
Short term loan						—	—	—
Current portion of loan payable	8,045					8,045	—	8,045
Related party notes	308,126					308,126	(287,721)	20,405
Current liabilities - held for resale	—					—	655,177	655,177
Total current liabilities	4,408,044	(225,380)	—	—	—	4,182,664	—	4,182,664

Table of Contents	54

NON CURRENT LIABILITIES:
Loan payable	36,040					36,040	—	36,040
Total Liabilities	4,444,084	(225,380)	—	—	—	4,218,704	—	4,218,704

STOCKHOLDERS' DEFICIT
Preferred Stock - Series A; $0.01 par value,
3,000,000 shares authorized; -0- issued and
outstanding	—						—
Preferred Stock - Series B; $0.01 par value,
10,000,000 shares authorized; -0- issued and
outstanding	—						—
Common stock; $0.01 par value, 500,000,000
shares authorized; 29,746,668
shares issued and outstanding	297,467					297,467	—	297,467
Additional paid-in capital	6,970,284	2,444,618	—		312,298	9,727,200	—	9,727,200
Accumulated other comprehensive loss	49,064					49,064	—	49,064
Accumulated deficit	(10,680,034)	(2,219,238)	—		(312,298)	(13,211,570)	—	(13,211,570)
Total Stockholders' Deficit	(3,363,219)	225,380	—	—	—	(3,137,839)	—	(3,137,839)
Total Liabilities and Stockholders' Deficit	$1,080,865	$—	$—	$—	$—	$1,080,865	$—	$1,080,865

Table of Contents	55

GREENESTONE HEALTHCARE CORPORATION
UNAUDITED INCOME STATEMENT
For the Three months Ended March 31, 2013
( Expressed in $US )
	As Previously Reported on Form 10-Q	BCF	Legal Fees	Compensation	As Restated	Reclassify Discontinued Operations	As Restated and Reclassified
Revenues	$1,444,267	$—	$—	$—	$1,444,267	$(521,165)	$923,102
Cost of services provided	293,092	293,092	(293,092	)	293,092	293,092
Gross margin	1,151,175	—	—	—	1,151,175	(228,073)	923,102
Operating expenses
Continuing education	0	0
Depreciation	44,274	44,274	(17,243	)	27,031
General and administrative	149,799	149,799	31,663	181,462
Management fees	49,595	49,595	(9,919	)	39,676
Meals and entertainment	1,096	1,096	(18	)	1,078
Professional fees	100,771	100,771	(5,128	)	95,643
Rent	250,169	250,169	(54,555	)	195,614
Salaries and wages	818,881	312,298	1,131,179	(112,983	)	1,018,196
Supplies	63,548	63,548	(32,958	)	30,590
Travel	10,448	10,448	10,448
Total operating expenses	1,488,581	—	—	312,298	1,800,879	(201,141	1,599,738
Operating loss	$(337,406)	$—	$—	$(312,298)	$(649,704)	$(26,932	$(676,636)
Other loss
Interest expense	(38,726)	(72,888)	(111,614)	4,051	(107,563)
Net loss from continuing operations	$(376,132)	$(72,888)	$—	$(312,298)	$(761,318)	$(22,881	$(784,199)
Loss from discontinued operations, net of tax	—	22,881	22,881
Net loss applicable to common shareholders	$(376,132)	$(72,888)	$—	$(312,298)	$(761,318)	$—	$(761,318)
Accumulated other comprehensive loss

Table of Contents	56

Foreign currency translation adjustment	96,790	96,790	96,790
Total comprehensive loss	$(279,342)	$(72,888)	$—	$(312,298)	$(664,528)	$—	$(664,528)
Basic and diluted loss per common share- continuing operations	$(0.02)	$(0.00)	$ ( -)	$(0.01)	$(0.04)	$(0.00	)	$(0.04)
Basic and diluted loss per common share- discontinued operations	$ ( -)	$ ( -)	$ ( -)	$ ( -)	$ ( -)	0	$0.00	$0.00
Basic and diluted loss per common share	$(0.02)	$(0.00)	$ ( -)	$(0.01)	$(0.04)	$ (-)	$(0.04)
Weighted average outstanding	21,056,920	21,056,920	21,056,920	21,056,920	21,056,920	21,056,920	21,056,920

Table of Contents	57

GREENESTONE HEALTHCARE CORPORATION
Unaudited Consolidated Balance Sheet
June 30, 2013
( Expressed in $ US )
	As Previously Reported on Form 10-Q	Opening Deficit	BCF	Legal Fees	Compensation	As Restated	Reclassify Discontinued Operations	As Restated and Reclassified

ASSETS
CURRENT ASSETS
Cash	$6,978					$6,978	$—	$6,978
Accounts receivable	430,431					430,431	(281,814)	148,617
Prepaid expenses	100,679					100,679	(4,889)	95,790
Inventory	9,465					9,465	(9,465)	—
Current assets - held for sale	—					—	296,168	296,168
Total current assets	547,553	—	—	—	—	547,553	—	547,553

NON CURRENT ASSETS:
Fixed assets	527,035					527,035	(219,922)	307,113
Cash - Restricted	95,080					95,080	—	95,080
Long term assets - held for resale							219,922	219,922
Total assets	$1,169,668	$—	$—	$—	$—	$1,169,668	$—	$1,169,668

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$—					$—	$—	$—
Accounts payable and accrued liabilities	1,007,178					1,007,178	(309,587)	697,591
Harmonized sales tax payable	414,363					414,363		414,363
Withholding taxes payable	1,275,589					1,275,589	(17,810)	1,257,779
Deferred revenue	160,386					160,386		160,386
Convertible notes payable	859,077	(152,492)	(3,703)			702,882	(128,358)	574,524
Short term loan						—		—
Current portion of loan payable	7,864					7,864		7,864
Related party notes	384,331					384,331	(281,344)	102,987
Current liabilities - held for resale	—					—	737,099	737,099
Total current liabilities	4,108,788	(152,492)	(3,703)	—	—	3,952,593	—	3,952,593

Table of Contents	58

NON CURRENT LIABILITIES:
Loan payable	32,839					32,839	—	32,839
Total Liabilities	4,141,627	(152,492)	(3,703)	—	—	3,985,432	—	3,985,432

STOCKHOLDERS' DEFICIT
Preferred Stock - Series A; $0.01 par value,
3,000,000 shares authorized; -0- issued and outstanding
Preferred Stock - Series B; $0.01 par value,
10,000,000 shares authorized; -0- issued and outstanding
Common stock; $0.01 par value, 500,000,000
shares authorized; 23,767,535
shares issued and outstanding	352,574					352,574	—	352,574
Additional paid-in capital	7,547,874	2,756,916	739,008	365,850	624,596	12,034,244	—	12,034,244
Accumulated other comprehensive loss	134,180					134,180	—	134,180
Accumulated deficit	(11,006,587)	(2,604,424)	(735,305)	(365,850)	(624,596)	(15,336,762)	—	(15,336,762)
Total Stockholders' Deficit	(2,971,959)	152,492	3,703	—	—	(2,815,764)	—	(2,815,764)
Total Liabilities and Stockholders' Deficit	$1,169,668	$—	$—	$—	$—	$1,169,668	$—	$1,169,668

Table of Contents	59

GREENESTONE HEALTHCARE CORPORATION
UNAUDITED INCOME STATEMENT
For the Six months Ended June 30, 2013
( Expressed in $US )
	As Previously Reported on Form 10-Q	BCF	Legal Fees	Compensation	As Restated	Reclassify Discontinued Operations	To conform to 2014 presentation	As Restated and Reclassified
Revenues	$2,973,268	$—	$—	$—	$2,973,268	$(1,137,190)		$1,836,078
Cost of services provided	633,543				633,543	(633,543)		—
Gross margin	2,339,725	—	—	—	2,339,725	(503,647)		1,836,078
Operating expenses
Continuing education					0			0
Depreciation	89,477				89,477	(34,407)		55,070
General and administrative	348,461				348,461	(72,003)	(85,252)	191,206
Management fees	98,420				98,420	(19,684)		78,736
Meals and entertainment	1,262				1,262	(89)		1,173
Professional fees	263,035				263,035	(10,009)		253,026
Rent	502,727				502,727	(113,183)		389,544
Salaries and wages	1,563,026			624,596	2,187,622	(231,183)		1,956,439
Supplies	155,622				155,622	(77,452)		78,170
Travel	20,380				20,380	(7)		20,373
Total operating expenses	3,042,410	—	—	624,596	3,667,006	(558,017)	(85,252)	3,023,737
Operating loss	$(702,685)	$—	$—	$(624,596)	$(1,327,281)	$54,370	$85,252	$(1,187,659)
Other loss
Interest expense		(130,044)			(130,044)		(85,252)	(215,296)

Net loss from continuing operations	$(702,685)	$(130,044)	$—	$(624,596)	$(1,457,325)	$54,370		$(1,402,955)
Loss from discontinued operations, net of tax	—					(54,370)		(54,370)
Net loss applicable to common shareholders	$(702,685)	$(130,044)	$—	$(624,596)	$(1,457,325)	$—		$(1,457,325)

Table of Contents	60

Accumulated other comprehensive loss
Foreign currency translation adjustment	181,906				181,906			181,906
Total comprehensive loss	$(520,779)	$(130,044)	$—	$(624,596)	$(1,275,419)	$—		$(1,275,419)

Basic and diluted loss per common share- continuing operations	$(0.02)	$(0.00)	$ ( -)	$(0.02)	$(0.05)	$0.00	$ ( -)	$(0.05)

Basic and diluted loss per common share- discontinued operations	$ ( -)	$ ( -)	$ ( -)	$ ( -)	$ ( -)	$(0.00)	$ ( -)	$(0.00)

Basic and diluted loss per common share	$(0.02)	$(0.00)	$ ( -)	$(0.02)	$(0.05)	$ ( -)	$ ( -)	$(0.05)
Weighted average outstanding	29,451,837	29,451,837	29,451,837	29,451,837	29,451,837	29,451,837	29,451,837	29,451,837

Table of Contents	61

GREENESTONE HEALTHCARE CORPORATION
Unaudited Consolidated Balance Sheet
September 30, 2013
( Expressed in $ US )
	As Previously Reported on Form 10-Q	Opening Deficit	BCF	Legal Fees	Compensation	As Restated	Reclassify Discontinued Operations	As Restated and Reclassified

ASSETS
CURRENT ASSETS
Cash	$38,254					$38,254	$—	$38,254
Accounts receivable	471,749					471,749	(266,435)	205,314
Prepaid expenses	97,686					97,686	(16,276)	81,410
Inventory	27,471					27,471	(13,699)	13,772
Current assets - held for sale	—					—	296,410	296,410
Total current assets	635,160	—	—	—	—	635,160	—	635,160

NON CURRENT ASSETS:
Fixed assets	519,550					519,550	(207,536)	312,014
Cash - Restricted	97,060					97,060	—	97,060
Long term assets - held for resale							207,536	207,536
Total assets	$1,251,770	$—	$—	$—	$—	$1,251,770	$—	$1,251,770

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$—					$—	$—	$—
Accounts payable and accrued liabilities	513,685					513,685	(269,584)	244,101
Harmonized sales tax payable	528,502					528,502		528,502
Withholding taxes payable	1,598,150					1,598,150	(17,518)	1,580,632
Deferred revenue	185,967					185,967		185,967
Convertible notes payable	719,250	(114,631)	(41,564)			563,055	(133,241)	429,814
Short term loan	313,598					313,598		313,598
Current portion of loan payable	8,028					8,028		8,028
Related party notes	366,271					366,271	(225,232)	141,039
Current liabilities - held for resale	—					—	645,575	645,575
Total current liabilities	4,233,451	(114,631)	(41,564)	—	—	4,077,256	—	4,077,256

Table of Contents	62

NON CURRENT LIABILITIES:
Loan payable	31,941					31,941	—	31,941
Total Liabilities	4,265,392	(114,631)	(41,564)	—	—	4,109,197	—	4,109,197

STOCKHOLDERS' DEFICIT
Preferred Stock - Series A; $0.01 par value,
3,000,000 shares authorized; -0- issued and outstanding
Preferred Stock - Series B; $0.01 par value,
10,000,000 shares authorized; -0- issued and outstanding
Common stock; $0.01 par value, 500,000,000
shares authorized; 35,559,297
shares issued and outstanding as of	355,593					355,593	—	355,593
Additional paid-in capital	7,590,144	3,454,359	383,456	365,850	936,894	12,730,703	—	12,730,703
Accumulated other comprehensive loss	78,857					78,857	—	78,857
Accumulated deficit	(11,038,216)	(3,339,728)	(341,892)	(365,850)	(936,894)	(16,022,580)	—	(16,022,580)
Total Stockholders' Deficit	(3,013,622)	114,631	41,564	—	—	(2,857,427)	—	(2,857,427)
Total Liabilities and Stockholders' Deficit	$1,251,770	$—	$—	$—	$—	$1,251,770	$—	$1,251,770

Table of Contents	63

GREENESTONE HEALTHCARE CORPORATION
UNAUDITED INCOME STATEMENT
For the Nine months Ended September 30, 2013
( Expressed in $US )
	As Previously Reported on Form 10-Q	BCF	Legal Fees	Compensation	As Restated	Reclassify Discontinued Operations	As Restated and Reclassified
Revenues	$4,678,464	$—	$—	$—	$4,678,464	$(1,724,235)	$2,954,229
Cost of services provided	965,791				965,791	(965,791)	—
Gross margin	3,712,673	—	—	—	3,712,673	(758,444)	2,954,229
Operating expenses
Continuing education					0		0
Depreciation	136,486				136,486	(51,205)	85,281
General and administrative	381,100				381,100	(102,566)	278,534
Management fees	146,577				146,577	(29,329)	117,248
Meals and entertainment	1,262				1,262	(98)	1,164
Professional fees	313,754				313,754	(26,662)	287,092
Rent	746,595				746,595	(193,904)	552,691
Salaries and wages	2,292,184			624,596	2,916,780	(342,711)	2,574,069
Supplies	243,392				243,392	(108,855)	134,537
Travel	28,267				28,267	(40)	28,227
Total operating expenses	4,289,617	—	—	624,596	4,914,213	(855,370)	4,058,843
Operating loss	$(576,944)	$—	$—	$(624,596)	$(1,201,540)	$96,926	$(1,104,614)
Other income (loss)
Interest expense	(157,370)	(130,044)			(287,414)		-287,414
Net loss from continuing operations	$(734,314)	$(130,044)	$—	$(624,596)	$(1,488,954)	$96,926	$(1,392,028)
Loss from discontinued operations, net of tax	—					(96,926)	(96,926)
Net loss applicable to common shareholders	$(734,314)	$(130,044)	$—	$(624,596)	$(1,488,954)	$—	$(1,488,954)
Accumulated other comprehensive loss
Foreign currency translation adjustment	126,583				126,583		126,583

Table of Contents	64

Total comprehensive loss	$(607,731)	$(130,044)	$—	$(624,596)	$(1,362,371)	$—	$(1,362,371)
Basic and diluted loss per common share- continuing operations	$(0.02)	$(0.00)	$ ( -)	$(0.02)	$(0.05)	$0.00	$(0.04)

Basic and diluted loss per common share- discontinued operations	$ ( -)	$ ( -)	$ ( -)	$ ( -)	$ ( -)	$(0.00)	$(0.00)

Basic and diluted loss per common share	$(0.02)	$(0.00)	$ ( -)	$(0.02)	$(0.05)	$ ( -)	$(0.05)
Weighted average outstanding	31,485,404	31,485,404	31,485,404	31,485,404	31,485,404	31,485,404	31,485,404

Table of Contents	65

GREENESTONE HEALTHCARE CORPORATION
Unaudited Consolidated Balance Sheet
March 31, 2014
( Expressed in $ US )
	As Previously Reported on Form 10-Q	Opening Deficit	BCF	Legal Fees	Compensation	As Restated	Reclassify Discontinued Operations	As Restated and Reclassified
ASSETS
CURRENT ASSETS
Cash	$—					$—	$—	$—
Accounts receivable	279,711					279,711	(210,635)	69,076
Prepaid expenses	97,352					97,352	(17,812)	79,540
Inventory	34,920					34,920	(34,920)	—
Current assets - held for sale	—					—	263,367	263,367
Total current assets	411,983	—	—	—	—	411,983	—	411,983

NON CURRENT ASSETS:
Fixed assets	551,637					551,637	(238,801)	312,836
Cash - Restricted	90,470					90,470	—	90,470
Long term assets - held for resale							238,801	238,801
Total assets	$1,054,090	$—	$—	$—	$—	$1,054,090	$—	$1,054,090
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$46,025					$46,025	$—	$46,025
Accounts payable and accrued liabilities	657,262					657,262	(190,124)	467,138
Harmonized sales tax payable	608,497					608,497		608,497
Withholding taxes payable	1,887,780					1,887,780	(19,013)	1,868,767
Deferred revenue	55,032					55,032		55,032
Convertible notes payable	139,000	(34,357)	11,121			115,764	(2,210)	113,554
Short term loan	53,541					53,541		53,541
Current portion of loan payable	7,652					7,652		7,652
Related party notes	559,614					559,614	(262,177)	297,437
Current liabilities - held for resale	—					—	473,524	473,524
Total current liabilities	4,014,403	(34,357)	11,121	—	—	3,991,167	—	3,991,167

Table of Contents	66

NON CURRENT LIABILITIES:
Loan payable	25,110					25,110	—	25,110
Total Liabilities	4,039,513	(34,357)	11,121	—	—	4,016,277	—	4,016,277

STOCKHOLDERS' DEFICIT
Preferred Stock - Series A; $0.01 par value,
3,000,000 shares authorized; -0- issued and outstanding
Preferred Stock - Series B; $0.01 par value,
10,000,000 shares authorized; -0- issued and outstanding
Common stock; $0.01 par value, 500,000,000
shares authorized; 47,088,864
shares issued and outstanding as of	470,889					470,889	—	470,889
Additional paid-in capital	8,643,401	4,150,113	333,727		312,298	13,439,539	—	13,439,539
Accumulated other comprehensive loss	458,309					458,309	—	458,309
Accumulated deficit	(12,558,022)	(4,115,756)	(344,848)		(312,298)	(17,330,924)	—	(17,330,924)
Total Stockholders' Deficit	(2,985,423)	34,357	(11,121)	—	—	(2,962,187)	—	(2,962,187)
Total Liabilities and Stockholders' Deficit	$1,054,090	$—	$—	$—	$—	$1,054,090	$—	$1,054,090

Table of Contents	67

GREENESTONE HEALTHCARE CORPORATION
UNAUDITED INCOME STATEMENT
For the Three months Ended March 31, 2014
( Expressed in $US )
	As Previously Reported on Form 10-Q	BCF	Legal Fees	Compensation	As Restated	Reclassify Discontinued Operations	As Restated and Reclassified
Revenues	$1,139,787	$—	$—	$—	$1,139,787	$(527,769)	$612,018
Cost of services provided	288,573				288,573	(288,573)	—
Gross margin	851,214	—	—	—	851,214	(239,196)	612,018
Operating expenses
Depreciation	35,449				35,449	(14,141)	21,308
General and administrative	242,713				242,713	(26,364)	216,349
Management fees	54,367				54,367	(9,047)	45,320
Meals and entertainment	36				36	(36)	0
Professional fees	62,363				62,363	(2,262)	60,101
Rent	258,971				258,971	(81,590)	177,381
Salaries and wages	708,235			312,298	1,020,533	(116,590)	903,943
Supplies	77,269				77,269	(34,513)	42,756
Travel	4,377				4,377	—	4,377
Total operating expenses	1,443,780	—	—	312,298	1,756,078	(284,543)	1,471,535
Operating loss	$(592,566)	$—	$—	$(312,298)	$(904,864)	$45,347	$(859,517)
Other loss
Interest expense	(31,385)	(32,550)			(63,935)		-63,935
Net loss from continuing operations	$(623,951)	$(32,550)	$—	$(312,298)	$(968,799)	$45,347	$(923,452)
Loss from discontinued operations, net of tax	—					(45,347)	(45,347)
Net loss applicable to common shareholders	$(623,951)	$(32,550)	$—	$(312,298)	$(968,799)	$—	$(968,799)
Accumulated other comprehensive loss
Foreign currency translation adjustment	194,174				194,174		194,174
Total comprehensive loss	$(429,777)	$(32,550)	$—	$(312,298)	$(774,625)	$—	$(774,625)
Basic and diluted income (loss) per common share- continuing operations	$(0.01)	$(0.00)	$ ( -)	$(0.01)	$(0.02)	$0.00	$(0.02)
Basic and diluted loss per common share- discontinued operations	$ ( -)	$ ( -)	$ ( -)	$ ( -)	$ ( -)	$(0.00)	$(0.00)
Basic and diluted loss per common share	$(0.01)	$(0.00)	$ ( -)	$(0.01)	$(0.02)	$ ( -)	$(0.02)
Weighted average outstanding	45,938,346	45,938,346	45,938,346	45,938,346	45,938,346	45,938,346	45,938,346

Table of Contents	68

GREENESTONE HEALTHCARE CORPORATION
Unaudited Consolidated Balance Sheet
June 30, 2014
( Expressed in $ US )
	As Previously Reported on Form 10-Q	Opening Deficit	BCF	Legal Fees	Compensation	As Restated	Reclassify Discontinued Operations	As Restated and Reclassified

ASSETS
CURRENT ASSETS
Cash	$27,562					$27,562	$—	$27,562
Accounts receivable	396,337					396,337	(281,425)	114,912
Prepaid expenses	103,762					103,762	(26,545)	77,217
Inventory	31,897					31,897	(31,897)	—
Current assets - held for sale	—					—	339,867	339,867
Total current assets	559,558	—	—	—	—	559,558	—	559,558

NON CURRENT ASSETS:
Fixed assets	524,886					524,886	(232,135)	292,751
Cash - Restricted	93,480					93,480	—	93,480
Long term assets - held for resale							232,135	232,135
Total assets	$1,177,924	$—	$—	$—	$—	$1,177,924	$—	$1,177,924

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$—					$—	$—	$—
Accounts payable and accrued liabilities	595,275					595,275	(221,214)	374,061
Harmonized sales tax payable	624,223					624,223		624,223
Withholding taxes payable	2,008,965					2,008,965	(19,387)	1,989,578
Deferred revenue	110,126					110,126		110,126
Convertible notes payable						—		—
Short term loan	93,689	(23,236)	(2,336)			68,117		68,117
Current portion of loan payable	8,086					8,086		8,086
Related party notes	597,412					597,412	(307,233)	290,179
Current liabilities - held for resale	—					—	547,834	547,834
Total current liabilities	4,037,776	(23,236)	(2,336)	—	—	4,012,204	—	4,012,204

Table of Contents	69

NON CURRENT LIABILITIES:
Loan payable	24,200					24,200	—	24,200
Total Liabilities	4,061,976	(23,236)	(2,336)	—	—	4,036,404	—	4,036,404

STOCKHOLDERS' DEFICIT
Preferred Stock - Series A; $0.01 par value,
3,000,000 shares authorized; -0- issued and outstanding
Preferred Stock - Series B; $0.01 par value,
10,000,000 shares authorized; -0- issued and outstanding
Common stock; $0.01 par value, 500,000,000
shares authorized; 47,343,055
shares issued and outstanding as of	473,431					473,431	—	473,431
Additional paid-in capital	8,738,070	4,483,840	325,155		624,596	14,171,661	—	14,171,661
Accumulated other comprehensive loss	271,509					271,509	—	271,509
Accumulated deficit	(12,367,062)	(4,460,604)	(322,819)		(624,596)	(17,775,081)	—	(17,775,081)
Total Stockholders' Deficit	(2,884,052)	23,236	2,336	—	—	(2,858,480)	—	(2,858,480)
Total Liabilities and Stockholders' Deficit	$1,177,924	$—	$—	$—	$—	$1,177,924	$—	$1,177,924

Table of Contents	70

GREENESTONE HEALTHCARE CORPORATION
UNAUDITED INCOME STATEMENT
For the Six months Ended June 30, 2014
( Expressed in $US )
	As Previously Reported on Form 10-Q	BCF	Legal Fees	Compensation	As Restated	Reclassify Discontinued Operations	As Restated and Reclassified

Revenues	$2,779,072	$—	$—	$—	$2,779,072	$(1,163,253)	$1,615,819
Cost of services provided	646,893				646,893	(646,893)	—
Gross margin	2,132,179	—	—	—	2,132,179	(516,360)	1,615,819
Operating expenses
Continuing education	343				343	(343)	—
Depreciation	69,637				69,637	(28,494)	41,143
Bad debt recovery	(11,182)				(11,182)		(11,182)
General and administrative	325,041				325,041	(61,991)	263,050
Management fees	77,223				77,223	(9,115)	68,108
Meals and entertainment	145				145	(74)	71
Professional fees	83,374				83,374	(18,321)	65,053
Rent	421,699				421,699	(170,899)	250,800
Salaries and wages	1,393,975			624,596	2,018,571	(246,399)	1,772,172
Supplies	163,898				163,898	(81,204)	82,694
Travel	11,881				11,881	—	11,881
Total operating expenses	2,536,034	0	0	624,596	3,160,630	(616,840)	2,543,790
Operating loss	$(403,855)	$—	$—	$(624,596)	$(1,028,451)	$100,480	$(927,971)
Other income (loss)
Interest expense	(28,248)	(43,071)			(71,319)		(71,319)
Net loss from continuing operations	$(432,103)	$(43,071)	$—	$(624,596)	$(1,099,770)	$100,480	$(999,290)
Loss from discontinued operations, net of tax	—					(100,480)	(100,480)
Net loss applicable to common shareholders	$(432,103)	$(43,071)	$—	$(624,596)	$(1,099,770)	$—	$(1,099,770)
Accumulated other comprehensive loss
Foreign currency translation adjustment	7,372				7,372		7,372
Total comprehensive loss	$(424,731)	$(43,071)	$—	$(624,596)	$(1,092,398)	$—	$(1,092,398)

Table of Contents	71

Basic and diluted loss per common share- continuing operations	$(0.01)	$(0.00)	$ ( -)	$(0.01)	$(0.02)	$0.00	$(0.02)

Basic and diluted loss per common share- discontinued operations	$ ( -)	$ ( -)	$ ( -)	$ ( -)	$ ( -)	$(0.00)	$(0.00)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$ ( -)	$(0.01)	$(0.02)	$ ( -)	$(0.02)
Weighted average outstanding	46,651,173	46,651,173	46,651,173	46,651,173	46,651,173	46,651,173	46,651,173

Table of Contents	72

GREENESTONE HEALTHCARE CORPORATION
Unaudited Consolidated Balance Sheet
September 30, 2014
( Expressed in $ US )
	As Previously Reported on Form 10-Q	Opening Deficit	BCF	Legal Fees	Compensation	As Restated

ASSETS
CURRENT ASSETS
Cash	$—					$—
Accounts receivable	200,103					200,103
Prepaid expenses	95,810					95,810
Current assets - held for sale	354,986					354,986
Total current assets	650,899	—	—	—	—	650,899

NON CURRENT ASSETS:
Fixed assets	286,096					286,096
Cash - Restricted	89,290					89,290
Long term assets - held for resale	220,574					220,574
Total assets	$1,246,859	$—	$—	$—	$—	$1,246,859

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$21,335					$21,335
Accounts payable and accrued liabilities	423,242					423,242
Harmonized sales tax payable	598,863					598,863
Withholding taxes payable	1,940,655					1,940,655
Deferred revenue	88,546					88,546
Convertible notes payable						—
Short term loan	82,962	(25,572)	1,745			59,135
Current portion of loan payable	7,811					7,811
Related party notes	394,998					394,998
Current liabilities - held for resale	297,286					297,286
Total current liabilities	3,855,698	(25,572)	1,745	—	—	3,831,871

NON CURRENT LIABILITIES:
Loan payable	21,130					21,130
Total Liabilities	3,876,828	(25,572)	1,745	—	—	3,853,001

Table of Contents	73

STOCKHOLDERS' DEFICIT
Preferred Stock - Series A; $0.01 par value,
3,000,000 shares authorized; -0- issued and outstanding
Preferred Stock - Series B; $0.01 par value,
10,000,000 shares authorized; -0- issued and outstanding
Common stock; $0.01 par value, 500,000,000
shares authorized; 47,693,055
shares issued and outstanding	476,930					476,930
Additional paid-in capital	8,756,610	4,808,995	10,714		624,596	14,200,915
Accumulated other comprehensive loss	395,640					395,640
Accumulated deficit	(12,259,149)	(4,783,423)	(12,459)		(624,596)	(17,679,627)
Total Stockholders' Deficit	(2,629,969)	25,572	(1,745)	—	—	(2,606,142)
Total Liabilities and Stockholders' Deficit	$1,246,859	$—	$—	$—	$—	$1,246,859

Table of Contents	74

GREENESTONE HEALTHCARE CORPORATION
UNAUDITED INCOME STATEMENT
For the Nine months Ended September 30, 2014
( Expressed in $US )
	As Previously Reported on Form 10-Q	BCF	Legal Fees	Compensation	As Restated

Revenues	$2,812,940	$—	$—	$—	$2,812,940
Operating expenses
Depreciation	61,861				61,861
Bad debt recovery	(12,078)				(12,078)
General and administrative	393,291				393,291
Management fees	68,163				68,163
Meals and entertainment	71				71
Professional fees	180,618				180,618
Rent	333,639				333,639
Salaries and wages	1,724,194			624,596	2,348,790
Supplies	143,499				143,499
Travel	15,725				15,725
Total operating expenses	2,908,983	0	0	624,596	3,533,579
Operating loss	$(96,043)	$—	$—	$(624,596)	$(720,639)
Other loss
Interest expense	(18,988)	(55,530)			(74,518)
Net loss from continuing operations	$(115,031)	$(55,530)	$—	$(624,596)	$(795,157)
Loss from discontinued operations, net of tax	(209,161)				(209,161)
Net loss applicable to common shareholders	$(324,192)	$(55,530)	$—	$(624,596)	$(1,004,318)
Accumulated other comprehensive loss
Foreign currency translation adjustment	131,505				131,505
Total comprehensive loss	$(192,687)	$(55,530)	$—	$(624,596)	$(872,813)

Basic and diluted loss per common share- continuing operations	$(0.00)	$(0.00)	$ ( -)	$(0.01)	$(0.02)

Basic and diluted loss per common share- discontinued operations	$(0.00)	$ ( -)	$ ( -)	$ ( -)	$(0.00)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$ ( -)	$(0.01)	$(0.02)
Weighted average outstanding	46,938,730	46,938,730	46,938,730	46,938,730	46,938,730

Table of Contents	75

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2014, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2014, and identified the following material weaknesses:

•	There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

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

Table of Contents	76

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Table of Contents	77

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names and ages of the members of the Company’s Board of Directors (the “Board”) and executive officers, and the positions held by each:

Name	Age	Position	Dir./Off. Since

Shawn E. Leon	55	Chief Executive Officer, President, Director	November 2010 (1)

Dr. Luke Fazio	38	Director	May 2010

Michael Howlett	67	Director	April 2011

William L. Sklar	66	Chief Financial Officer	October 2014

(1)	Mr. Leon was elected as a director and appointed as the president in November 2010 and subsequently as the Company’s Chief Executive Officer in April 2011.

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Shawn E. Leon, age 55, Chief Executive Officer, President, Director

Shawn E. Leon has been an officer and director of the Company since November 2010 and served as the President of the Company’s subsidiaries at all times. In April 2011, Mr. Leon was appointed as the Company’s Chief Executive Officer. Prior to joining the Company, Mr. Leon held the role of President of Greenestone Clinic Inc., Leon Developments Ltd, Port Carling Inn Developments Ltd., 1871 at the Locks Developments Ltd. and JLeon Developments Ltd. since 2008, 2008, 2008, 2008 and 2006, respectively. Mr. Leon graduated with Honors in Business Administration, Wilfrid Laurier University in 1982. Mr. Leon was elected to the Board because of his prior management experience.

Dr. Luke Fazio, age 38, Director

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

Table of Contents	78

Michael Howlett, age 67, Director

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

William L. Sklar, age 66, Chief Financial Officer

Mr. Sklar has 25 years of experience as an advisor and consultant in the corporate and financial markets. From 1988 until the present, Mr. Sklar served as Director and President of Willmar Management Corporation, where he provided management, financial and administrative counsel to private and public companies within the United States, Canada and the United Kingdom. Since 2008, he has serviced as Chief Financial Officer and Director for various U.S. public companies, including TrinityCare Senior Living, which operates retirement homes, Arrayit, Inc., a biomedical company, Pathogenics, a drug research company, and PaperFree Medical Solutions, Inc., an electronic medical records company. He served as a director and Vice Chairman of the Metro Toronto Housing Authority, a Provincial Federal board overseeing 32,000 income rental units in Toronto, from 1983 to 1989.

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). At December 31, 2013, none of the officers, directors or 10% shareholders was in compliance with Section 16(a).

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, at December 31, 2014, none of the officers, directors or 10% shareholders were in compliance with Section 16(a) except that William L. Sklar was in compliance in filing a Form 3 upon becoming Chief Financial Officer of the Company on October 2014.

Table of Contents	79

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

We do not currently have an audit committee. The Board pre-approves all services provided by our independent auditors and otherwise performs the functions of an audit committee . The Company does not believe that not having an audit committee will have any adverse effect on the Company’s financial statements or current operations. The Company’s management will assess whether an audit committee may be necessary in the future.

Item 11. Executive Compensation.

Executive Compensation

The Company’s Chief Executive Officer has received convertible notes for some of his compensation during the Company’s fiscal year ended December 31, 2013. There have been no annuity, pension or retirement benefits paid to our officers or directors during the past two fiscal years. We currently do not have an employment agreement with the Company’s Chief Executive Officer but we have an employment agreement with our Chief Financial Officer.

On November 1, 2014, the Company entered into an employment agreement with William L. Sklar, our Chief Financial Officer. Pursuant to this employment agreement, Mr. Sklar is entitled to a salary of Eighteen Thousand Canadian Dollars (CAD$18,000) per annum (approximately USD$16,000 per annum) and he received an option exercisable to purchase 480,000 shares of common stock of the Company at an exercise price of $0.12. The stock option will vest at the rate of 40,000 shares per month, contain a cashless exercise provision and will expire on October 31, 2019. Mr. Sklar is subject to a two year non-compete and non-solicitation clause under his employment agreement. Mr. Sklar’s employment agreement does not provide for any payments upon a change of control.

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

Table of Contents	80

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shawn E. Leon, Chief Executive Officer, President	2014 2013	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --

William L. Sklar, Chief Financial Officer	2014 2013	3,879 --	—	-- --	$20,844 --	-- --	-- --	-- --	$24,723 --

Ken Lorimer, former Chief Financial Officer (2)	2014 2013	$56,892 --	-- --	-- --	-- --	-- --	-- --	-- --	$56,892 --

(1)	This represents compensation taken in the form of convertible notes as commissions for raising financing for the Company.
(2)	William L. Sklar was appointed as the Company’s Chief Financial Officer of the Company on October 31, 2014.
(3)	Ken Lorimer resigned from his position as the Company’s Chief Financial Officer of the Company on October 31, 2014.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards issued to executive officers during the fiscal year ended December 31, 2014, except for an option for 480,000 grants to William L. Sklar under his employment agreement. The Company has the 2013 Stock Option Plan covering the issuance of stock options and Series B Preferred Stock (which is convertible into share of its common stock) of which there are 9,520,000 shares available for future grants.

Table of Contents	81

Information regarding equity compensations plans is set forth in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	480,000	0.12	9,520,000

Equity compensation plans not approved by security holders	300,000	0.003333	-0-

Total	-0-	-0-	9,520,000

Director Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the year ended December 31, 2014.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon	—	—	—	—	—	—	—

Dr. Luke Fazio	—	—	—	—	—	—	—

Michael Howlett	—	—	—	—	—	—	—

Table of Contents	82

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than five percent (5%) of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares of common stock are owned directly and the percentage shown is based on 46,134,787 shares of common Stock issued and outstanding as of April 10, 2015.

Title of Class	Name and Address	Amount of Beneficial Ownership (1)(2)	Beneficial Ownership Percentage (3)

Current Executive	Officers & Directors:

Common Stock	Shawn E. Leon Chief Executive Officer, President, Director 46 Fairway Heights Drive Thornhill, Ontario	6,714,120 (4)	14.2%

Common Stock	Dr. Luke Fazio Director 200 Fairview Road Mississauga, Ontario	500,000	1.1%

Common Stock	Michael Howlett Director 2265 Uxbridge Pickering Road Claremont, Ontario	0	*

Common Stock	William L. Sklar Chief Financial Officer 513 Roselawn Avenue Toronto A6 M5N 1K2	480,000 (5)	1.0%

Total of All Current	Officers and Directors (4 persons)	7,694,120 (6)	16.1%

5% Beneficial Owners:

Common Stock	Irwin Zalcberg	9,899,419 (7)	20.1%

*Less than one percent (1%)

(1)	This percentage is based on 46,134,787 shares of common stock outstanding as of April 10, 2015.
(2)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days of April 10, 2015.
Table of Contents	83

(3)	Based on 46,134,787 shares of common stock outstanding as of April 10, 2015, and including those shares beneficially owned by the Company’s officers and directors, respectively, as described below.
(4)	This total includes 1,150,000 shares of common stock held by Eileen Greene, spouse of Shawn Leon, 1,150,000 warrants to purchase common stock also held by Eileen Greene and 2,687,300 shares of common stock held by Greenestone Clinic, Inc., which is controlled by Mr. Leon.
(5)	Consists solely of shares of commons stock issuable upon the exercise of a stock option.
(6)	Includes 1,150,000 shares of common stock issuable upon the exercise of a warrant and 480,000 shares of commons stock issuable upon the exercise of a stock option.
(7)	This total includes 7,746,139 shares of common stock held by Irwin L. Zalcberg Profit Sharing Plan, 2,000,000 shares of common stock issuable upon the exercise of warrants owned by Irwin L. Zalcberg Profit Sharing Plan and 1,000,000 shares of common stock issuable upon the exercise of warrants owned by Irwin Zalcberg

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

As of December 31, 2014, a total of $65,065 is owed to executive officers or their affiliates for loans payable, as detailed in the below table:

Name	Total Amount Owed ($)

Greenestone Clinic, Inc. (1) (2)	$66,335

Dr. Jay Parekh (3)	$(1,270)

(1)	Shawn E. Leon, the Company’s Chief Executive Officer, is also the Chief Executive Officer of Greenestone Clinic, Inc.

(2)	This amount owed is represented in the form of loans and management fees.

(3)	Dr. Jay Parekh was a 5% holder of the Company’s common stock and was an officer of Company’s subsidiary; and amounts consist of advances and loans. See Note 16 to the Company’s Financial Statements.

The Company had management fees totalling $122,271 for the year ended December 31, 2014 and $194,180 for the year ended December 31, 2013 which fees were paid to Greenestone Clinic Inc. for services which are included in management fees.

Table of Contents	84

 The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. at market terms. During the year ended December 31, 2014, the Company had rent expense of $412,488 (2013 - $454,381) to Cranberry Cove Holdings Ltd. Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder being a director of the Company.

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

As of December 31, 2014, the Board determined that the following directors are independent under these standards:

Dr. Luke Fazio and Michael Howlett

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees paid by us to  Jarvis Ryan Associates and RBSM LLP for professional services rendered for the fiscal years ended December 31, 2013 and 2014:

Fee Category	Fiscal 2013 Fees	Fiscal 2014 Fees
Audit Fees	$75,725	$106,021
Audit Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

Total Fees	$75,725	$106,020

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided by Jarvis Ryan Associates and RBSM LLP in connection with statutory and regulatory filings or engagements in fiscal year ended December 31, 2013 and 2014, respectively. All fees paid in 2013 were made to Jarvis Ryan Associates. In 2014, we paid $23,489 to Jarvis Ryan Associates and $4,870 was paid to RBSM LLP and $77,661 was billed to us by RBSM LLP.

Audit Related Fees. Consists of fees billed for accounting, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees.  Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns.

All Other Fees. We did not incur any other fees billed by auditors for services rendered to our Company, other than the services listed above for the fiscal years ended December 31, 2014 and 2013, respectively.

Table of Contents	85

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules

See Item 8.

(b)	Exhibits

Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Articles of Incorporation of NNRC, Inc. (as filed with the Secretary of State of Colorado on April 1, 1993)	10-K	000-15078	3.1	March 28, 2013

3.2	Articles of Amendment to the Articles of Incorporation of Nova Natural Resources, Inc. (as filed with the Secretary of State of Colorado on May 8, 2012)	10-K	000-15078	3.2	March 28, 2013

3.3	Articles of Amendment to the Articles of Incorporation of Greenestone Healthcare Corporation (as filed with the Secretary of State of Colorado on March 26, 2013)	8-K	000-15078	3.3	March 29, 2013

3.4	Amended and Restated Bylaws of Greenestone Healthcare Corporation	8-K	000-15078	3.4	March 29, 2013

10.1	Stock Purchase Agreement I	8-K	000-15078	10.01	December 30, 2013

10.2	Form of Warrant I	8-K	000-15078	10.01	December 30, 2013

10.3	Form of Warrant II	8-K	000-15078	10.01	December 30, 2013

10.4	Stock Purchase Agreement II	8-K	000-15078	10.01	December 30, 2013

10.5	Share Purchase Agreement, dated as of December 16, 2014, by and between the Registrant and Jaintheel Parekh Medicine Professional Corporation	8-K	000-15078	10.1	December 23, 2014

Table of Contents	86

10.6		Collateral Note, dated December 16, 2014	8-K	000-15078	10.2	December 23, 2014

16.1		Letter from Jarvis Ryan Associates, LLP	8-K	000-15078	16.1	July 9, 2014

31.1		Certification by the Principal Executive Officer of registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))					X

31.2		Certification by the Principal Financial Officer of registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))					X

32.1		Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.	INS	INS XBRL Instance Document						X

101.	SCH	SCH XBRL Schema Document						X

101.	CAL	CAL XBRL Calculation Linkbase Document						X

101.	DEF	DEF XBRL Definition Linkbase Document						X

101.	LAB	LAB XBRL Label Linkbase Document						X

101.	PRE	PRE XBRL Presentation Linkbase Document						X

Table of Contents	87

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENESTONE HEALTHCARE CORP.

Date: April 15, 2015	By:	/s/ Shawn E. Leon
Name: Shawn E. Leon
Title: Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2015	By:	/s/ William L. Sklar
Name: William L. Sklar
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Shawn E. Leon	Chief Executive Officer (Principal Executive Officer)	April 15, 2015
Shawn Leon	President, Director

/s/ Dr. Luke Fazio	Director	April 15, 2015
Dr. Luke Fazio

/s/ Michael Howlett	Director	April 15, 2015
Michael Howlett

/s/ William L. Sklar	Chief Financial Officer	April 15, 2015
William L. Sklar	(Principal Financial and Accounting Officer)

Table of Contents	88