Form 10-K/A
period 2014-12-31
GREENESTONE HEALTHCARE CORP
filed 2015-04-16
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-K/A

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

Prepared By:

Sunny J. Barkats, Esq.

JSBarkats, PLLC

18 East 41st Street, 14th Floor

New York, NY 10017

P: (646) 502-7001

F: (646) 607-5544

www.JSBarkats.com

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to file the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on April 15, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules

(b)	Exhibits

Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Articles of Incorporation of NNRC, Inc. (as filed with the Secretary of State of Colorado on April 1, 1993)	10-K	000-15078	3.1	March 28, 2013

3.2	Articles of Amendment to the Articles of Incorporation of Nova Natural Resources, Inc. (as filed with the Secretary of State of Colorado on May 8, 2012)	10-K	000-15078	3.2	March 28, 2013

3.3	Articles of Amendment to the Articles of Incorporation of Greenestone Healthcare Corporation (as filed with the Secretary of State of Colorado on March 26, 2013)	8-K	000-15078	3.3	March 29, 2013

3.4	Amended and Restated Bylaws of Greenestone Healthcare Corporation	8-K	000-15078	3.4	March 29, 2013

10.1	Stock Purchase Agreement I	8-K	000-15078	10.01	December 30, 2013

10.2	Form of Warrant I	8-K	000-15078	10.01	December 30, 2013

10.3	Form of Warrant II	8-K	000-15078	10.01	December 30, 2013

10.4	Stock Purchase Agreement II	8-K	000-15078	10.01	December 30, 2013

10.5	Share Purchase Agreement, dated as of December 16, 2014, by and between the Registrant and Jaintheel Parekh Medicine Professional Corporation	8-K	000-15078	10.1	December 23, 2014

10.6		Collateral Note, dated December 16, 2014	8-K	000-15078	10.2	December 23, 2014

16.1		Letter from Jarvis Ryan Associates, LLP	8-K	000-15078	16.1	July 9, 2014

31.1		Certification by the Principal Executive Officer of registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))	10-K	000-15078	31.1	April 15, 2015

31.2		Certification by the Principal Financial Officer of registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))	10-K	000-15078	31.2	April 15, 2015	X

32.1		Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	000-15078	32.1	April 15, 2015	X

32.2		Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	000-15078	32.2	April 15, 2015

101.	INS	INS XBRL Instance Document					X

101.	SCH	SCH XBRL Schema Document					X

101.	CAL	CAL XBRL Calculation Linkbase Document					X

101.	DEF	DEF XBRL Definition Linkbase Document					X

101.	LAB	LAB XBRL Label Linkbase Document					X

101.	PRE	PRE XBRL Presentation Linkbase Document					X

 SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENESTONE HEALTHCARE CORP.

Date: April 16, 2015	By:	/s/ Shawn E. Leon
Name: Shawn E. Leon
Title: Chief Executive Officer (Principal Executive Officer)

Date: April 16, 2015	By:	/s/ William L. Sklar
Name: William L. Sklar
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Shawn E. Leon	Chief Executive Officer (Principal Executive Officer)	April 16, 2015
Shawn Leon	President, Director

/s/ Dr. Luke Fazio	Director	April 16, 2015
Dr. Luke Fazio

/s/ Michael Howlett	Director	April 16, 2015
Michael Howlett

/s/ William L. Sklar	Chief Financial Officer	April 16, 2015
William L. Sklar	(Principal Financial and Accounting Officer)