Form 10-Q
period 2015-03-31
GREENESTONE HEALTHCARE CORP
filed 2015-05-20
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

As of May 18, 2015, there were 47,741,878 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Explanatory Note

Overview of Restatement

In this Quarterly Report on Form 10-Q, GreeneStone Healthcare Corporation (together with its subsidiaries, the “Company” or “Greenestone”):

(a) restates its unaudited Consolidated Statement of Operations and Consolidated Statements of Cash Flows for the three months ended March 31, 2014

(b) amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the three months ended March 31, 2014;

Background on the Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2015 the board of directors of the Company, in performance of its function as the audit committee, and in consultation with management, concluded that, because of errors identified in the Company’s previously issued financial statements for the three months ended March 31, 2014, the Company would restate its previously issued financial statements.

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

In addition, the Company has restated its consolidated financial statements, to retroactively reflect the Company’s Board of Directors decision to dispose of its Endoscopy Division, as of and for the three months ended March 31, 2014.  The restated financial statements correct the following errors:

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

Table of Contents	1

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

Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods. Quarterly reports for fiscal 2015 will include restated results for the corresponding interim periods of fiscal 2014. All amounts in this Quarterly Report on Form10-Q affected by the restatement adjustments reflect such amounts as restated.

Table of Contents	2

Item 1. Financial Statements.

GREENESTONE HEALTHCARE CORPORATION

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Stated in U.S. $ unless stated otherwise)

Table of Contents	3

GREENESTONE HEALTHCARE CORPORATION
Consolidated Balance Sheets

ASSETS	March 31, 2015 (unaudited)	December 31, 2014

Current assets
Cash	$5,513	$88,152
Accounts receivable, net	185,478	164,832
Prepaid expenses	31,634	46,267
Due from sale of Subsidiary	488,683	493,806
Total current assets	711,308	793,057
Cash - Restricted	78,850	86,200
Fixed assets, net	235,776	256,543

Total assets	$1,025,934	$1,135,800

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$9,758	$—
Accounts payable and accrued liabilities	699,454	808,971
Taxes payable	2,733,612	2,806,297
Deferred revenue	178,035	143,839
Convertible notes payable	—	—
Current portion of loan payable	7,054	7,625
Short Term convertible loan	12,565	29,758
Related party payables	76,734	51,336
Total current liabilities	3,717,211	3,847,826
Loan payable	15,093	18,460
Total liabilities	3,732,304	3,866,286
Stockholders' deficit
Preferred Stock - Series B; $0.01 par value, 10,000,000 shares authorized; 106,000 and nil outstanding at March 31 2015 and December 31, 2014 respectively	1,060	—
Common stock; $0.01 par value, 500,000,000 shares authorized; 46,678,855 and 46,131,764 shares issued and outstanding at March 31, 2015 and December 31, 2014 respectively	466,789	461,318
Additional paid-in capital	16,187,074	16,129,038
Accumulated other comprehensive loss	560,365	245,187
Accumulated deficit	(19,921,658)	(19,566,029)
Total stockholders' deficit	(2,706,370)	(2,730,486)

Total liabilities and stockholders' deficit	$1,025,934	$1,135,800
The accompanying notes are an integral part of the unaudited consolidated financial statements

Table of Contents	4

GREENESTONE HEALTHCARE CORPORATION
Consolidated Interim Statements of Operations
(Unaudited)
	For the three months period ended
	March 31,
	2015	2014
		(As Restated)
Revenues	$680,712	$612,018
Operating expenses
Depreciation	20,994	21,308
General and administrative	298,201	263,482
Management fees	48,368	45,320
Professional fees	84,011	60,101
Rent	88,755	177,381
Salaries and wages	444,471	903,943
Total operating expenses	984,800	1,471,535

Operating loss	(304,088)	(859,517)

Other expense
Interest expense	(51,541)	(63,935)
Net loss from continuing operations	(355,629)	(923,452)
Loss from discontinued operations, net of tax	—	(45,347)
Net loss applicable to common shareholders	(355,629)	(968,799)
Accumulated other comprehensive loss
Foreign currency translation adjustment	315,178	194,174

Total comprehensive loss	$(40,450)	$(774,625)

Basic and diluted loss per common share- continuing operations	$(0.01)	$(0.02)

Basic and diluted loss per common share- discontinued operations	—	$(0.00)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Weighted average outstanding	46,388,120	45,939,346

The accompanying notes are an integral part of the unaudited consolidated financial statements

Table of Contents	5

GREENESTONE HEALTHCARE CORPORATION Consolidated Statement of Changes in Stockholders' Deficit

	Preferred Series "B"		Common		Additional Paid	Comprehensive (Loss)	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Income	Deficit	Total
Balance, December 31, 2013	—	—	41,065,582	410,656	13,920,629	264,135	(17,665,756)	(3,070,336)

Surrender of shares as part of sale of subsidiary	—	—	(2,408,268)	(24,083)	(253,417)	—	—	(277,500)
Disposition of subsidiary	—	—	—	—	1,104,407	(90,304)	—	1,014,103
Common stock issued for convertible notes	—	—	728,459	7,285	190,445	—	—	197,730
Common stock issued for short term note	—	—	2,245,991	22,460	104,616	—	—	127,076
Shares issued for cash	—	—	4,500,000	45,000	337,500	—	—	382,500
Stock option compensation	—	—	—	—	679,858	—	—	679,858
Beneficial conversion feature of debt issuances	—	—	—	—	45,000	—	—	45,000
Foreign currency translation	—	—	—	—	—	71,356	—	71,356
Net loss, year ended December 31, 2014	—	—	—	—	—	—	(1,900,273)	(1,900,273)
Balance, December 31, 2014	—	—	46,131,764	461,318	16,129,038	245,187	(19,566,029)	(2,730,486)

Shares issued for debt conversion	—		300,000	3,000	5,117	—	—	8,117
Shares issued for services	106,000	1,060	250,000	2,500	53,346	—	—	56,906
Adjustments to previously issued shares for debt conversion, due to exchange adjustments	—	—	(2,909)	(29)	(427)	—	—	(456)
Foreign currency translation	—	—	—	—	—	315,178	—	315,178
Net loss, period ended March 31, 2015	—	—	—	—	—	—	(355,629)	(355,629)
Balance, March 31, 2015	106,000	1,060	46,678,855	466,789	16,187,074	560,365	(19,921,658)	(2,706,370)

The accompanying notes are an integral part of the unaudited consolidated financial statements

Table of Contents	6

GREENESTONE HEALTHCARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	March 31, 2015	March 31, 2014
Cash flows from operating activities:		(Restated)
Net loss	$(355,629)	$(923,452)
Net loss from discontinued operations, net of tax	—	(45,347)
Net loss from continuing operations	(355,629)	(968,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,994	35,446
Provision for bad debts	10,442	—
Stock compensation	—	312,298
Stock issued for services	56,906	—
Amortization of beneficial conversion feature	9,609	32,550
Changes in operating assets and liabilities
Accounts receivable	(31,088)	130,567
Prepaid expenses	14,633	(35,132)
Inventory	—	611
Accounts payable and accrued liabilities	(109,310)	(52,905)
Taxes payable	(72,685)	103,923
Deferred revenue	34,196	(52,445)
Net cash used in operating activities- continuing operations	(422,139)	(493,886)
Net cash provided by operating activities- discontinued operations	—	63,119
Net cash provided used in operating activities	(422,139)	(430,767)

Cash flows from investing activities:
Cash paid for purchase of fixed assets	(9,613)	(53,233)
Net cash used in investing activities- discontinued operations	—	3,161
Net cash used by investing activities	(9,613)	(50,072)

Cash flows from financing activities:
Repayment of auto loan payable	(3,938)	(3,643)
Changes in restricted cash	7,350	3,550
Proceeds from bank overdraft	9,758	(80,048)
Proceeds from issuance of short term notes, net	—	(11,000)
Repayment of short term notes	(18,685)	(148,281)
Proceeds from issuance of related party notes	25,398	(192,103)
Repayment of related party notes	—	103,817
Proceeds from issuance of common stock	—	440,548
Net cash provided by financing activities- continuing operations	19,883	112,840
Net cash provided by financing activities- discontinued operations	—	173,825
Net cash provided by financing activities	19,883	286,665
Effect of exchange rate on cash	329,230	194,174

Net decrease in cash	(82,639)	—
Cash, beginning of period	88,152	—
Cash, end of period	$5,513	$—

Supplemental cash flow information:
Cash paid for interest	$38,190	$145,523

Cash paid for income taxes	$—	$—
Noncash Transaction:
Common stock issued as a result of conversion of convertible notes payable	$8,117	$397,298

The accompanying notes are an integral part of the unaudited consolidated financial statements

Table of Contents	7

GREENESTONE HEALTHCARE CORPORATION

Notes to Consolidated Interim Financial Statements

1. Restatement of Previously Issued Financial Statements

The Company has restated its consolidated financial statements as of and for the three months ended March 31, 2014

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

In addition, the Company has restated its consolidated financial statements, to retroactively reflect the Company’s Board of Directors decision to dispose of its Endoscopy Division, as of and for the three months ended March 31, 2014.

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

The restated unaudited Consolidated Balance Sheet as of March 31, 2014 and the restated unaudited Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2014 are presented below:

Table of Contents	8

GREENESTONE HEALTHCARE CORP
Consolidated Balance Sheet
March 31, 2014

(Unaudited)

	As Previously Reported on Form 10-Q	Opening Deficit	BCF	Compensation	As Restated	Reclassify Discontinued Operations	As Restated and Reclassified
ASSETS
CURRENT ASSETS
Cash	$—	—	—	—	$—	$—	$—
Accounts receivable	279,711	—	—	—	279,711	(210,635)	69,076
Prepaid expenses	97,352	—	—	—	97,352	(17,812)	79,540
Inventory	34,920	—	—	—	34,920	(34,920)	—
Current assets - held for sale	—	—	—	—	—	263,367	263,367
Total current assets	411,983	—	—	—	411,983	—	411,983

NON CURRENT ASSETS:
Fixed assets	551,637	—	—	—	551,637	(238,801)	312,836
Cash - Restricted	90,470	—	—	—	90,470	—	90,470
Long term assets - held for resale		—	—	—		238,801	238,801
Total assets	$1,054,090	$—	$—	$—	$1,054,090	$—	$1,054,090

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$46,025	—	—	—	$46,025	$—	$46,025
Accounts payable and accrued liabilities	657,262	—	—	—	657,262	(190,124)	467,138
Harmonized sales tax payable	608,497	—	—	—	608,497		608,497
Withholding taxes payable	1,887,780	—	—	—	1,887,780	(19,013)	1,868,767
Deferred revenue	55,032	—	—	—	55,032		55,032
Convertible notes payable	139,000	(34,357)	11,121	—	115,764	(2,210)	113,554
Short term loan	53,541	—	—	—	53,541	—	53,541
Current portion of loan payable	7,652	—	—	—	7,652	—	7,652
Related party notes	559,614	—	—	—	559,614	(262,177)	297,437
Current liabilities - held for resale	—	—	—	—	—	473,524	473,524
Total current liabilities	4,014,403	(34,357)	11,121	—	3,991,167	—	3,991,167

NON CURRENT LIABILITIES:
Loan payable (note 9)	25,110	—	—	—	25,110	—	25,110
Total Liabilities	4,039,513	(34,357)	11,121	—	4,016,277	—	4,016,277

Table of Contents	9

	As Previously Reported on Form 10-Q	Opening Deficit	BCF	Compensation	As Restated	Reclassify Discontinued Operations	As Restated and Reclassified

STOCKHOLDERS' DEFICIT
Preferred Stock - Series A; $0.01 par value, 3,000,000 shares authorized; -0- issued and outstanding	—	—	—	—	—	—	—
Preferred Stock - Series B; $0.01 par value, 10,000,000 shares authorized; -0- issued and outstanding	—	—	—	—	—	—	—
Common stock; $0.01 par value, 500,000,000 shares authorized; 47,088,864 shares issued and- outstanding	470,889	—	—	—	470,889	—	470,889
Additional paid-in capital	8,643,401	4,150,113	333,727	312,298	13,439,539	—	13,439,539
Accumulated other comprehensive loss	458,309				458,309	—	458,309
Accumulated deficit	(12,558,022)	(4,115,756)	(344,848)	(312,298)	(17,330,924)	—	(17,330,924)
Total Stockholders' Deficit	(2,985,423)	34,357	(11,121)	—	(2,962,187)	—	(2,962,187)
Total Liabilities and Stockholders' Deficit	$1,054,090	$—	$—	$—	$1,054,090	$—	$1,054,090

Table of Contents	10

GREENESTONE HEALTHCARE CORP
INCOME STATEMENT
For the Three months Ended March 31, 2014
(Unaudited)

	As Previously Reported on Form 10-Q	BCF	Compensation	As Restated	Reclassify Discontinued Operations	As Restated and Reclassified
Revenues	$1,139,787	$—	$—	$1,139,787	$(527,769)	$612,018
Cost of services provided	288,573	—	—	288,573	(288,573)	—
Gross margin	851,214	—	—	851,214	(239,196)	612,018
Operating expenses
Depreciation	35,449	—	—	35,449	(14,141)	21,308
General and administrative	242,713	—	—	242,713	(26,364)	216,349
Management fees	54,367	—	—	54,367	(9,047)	45,320
Meals and entertainment	36	—	—	36	(36)	0
Professional fees	62,363	—	—	62,363	(2,262)	60,101
Rent	258,971	—	—	258,971	(81,590)	177,381
Salaries and wages	708,235	—	312,298	1,020,533	(116,590)	903,943
Supplies	77,269	—	—	77,269	(34,513)	42,756
Travel	4,377	—	—	4,377	—	4,377
Total operating expenses	1,443,780	—	312,298	1,756,078	(284,543)	1,471,535
Operating loss	$(592,566)	$—	$(312,298)	$(904,864)	$45,347	$(859,517)
Other income (loss)		—	—	—	—	—
Interest expense	(31,385)	(32,550)		(63,935)		(63,935)
Net loss from continuing operations	$(623,951)	$(32,550)	$(312,298)	$(968,799)	$45,347	$(923,452)
Profit (Loss) from discontinued operations, net of tax	—	—	—	—	(45,347)	(45,347)
Net loss applicable to common shareholders	$(623,951)	$(32,550)	$(312,298)	$(968,799)	$—	$(968,799)
Accumulated other comprehensive loss	—	—	—	—	—	—
Foreign currency translation adjustment	194,174			194,174		194,174
Total comprehensive loss	$(429,777)	$(32,550)	$(312,298)	$(774,625)	$—	$(774,625)

Basic and diluted income (loss) per common share- continuing operations	$(0.01)	$(0.00)	$(0.01)	$(0.02)	$0.00	$(0.02)

Basic and diluted loss per common share- discontinued operations	$ ( -)	$ ( -)	$ ( -)	$ ( -)	$(0.00)	$(0.00)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.02)	$ ( -)	$(0.02)
Weighted average outstanding	45,938,346	45,938,346	45,938,346	45,938,346	45,938,346	45,938,346

Table of Contents	11

GREENESTONE HEALTHCARE CORP
CONSOLIDATED STATEMENT OF CASH FLOWS
For the period Ended March 31, 2014 (Unaudited)

	As Previously Reported on Form 10-Q	BCF	Compensation	As Restated	Reclassify Discontinued Operations	Conform to 2015 Presentation	As Restated and Reclassified
Cash flows from operating activities:
Net loss	$(623,064)	$(32,550)	$(312,298)	$(967,912)	$ 45,347	(887)	$(923,452)
Net loss from discontinued operations, net of tax	—	—	—	—	(45,347)	—	(45,347)
Net loss from continuing operations	(623,064)	(32,550)	(312,298)	(967,912)	—	—	(968,799)
Adjustments to reconcile net loss to net cash provided by operating activities:	—	—	—	—	—	—	—
Depreciation	34,559		—	34,559	—	887	35,446
Provision for bad debts	—	—	—	—	—	—	—
Stock compensation	—	—	312,298	312,298	—	—	312,298
Stock issued for services	—	—	—	—	—	—	—
Amortization of beneficial conversion feature	—	32,550	—	32,550	—	—	32,550
Changes in operating assets and liabilities
Inc/dec in accounts receivable	161,207	—	—	161,207	(30,640)	—	130,567
Inc/dec in inventory	(22,372)	—	—	(22,372)	22,983	—	611
Inc/dec in prepaids	12,502	—	—	12,502	(47,634)	—	(35,132)
Inc/dec in due to related parties	—	—	—	—	—	—	—
Inc/dec in accounts payable and accrued liabilities	(46,656)	—	—	(46,656)	(6,249)	—	(52,905)
Inc/dec in taxes payable	105,502	—	—	105,502	(1,579)	—	103,923
Inc/dec in deferred revenue	(52,445)	—	—	(52,445)	—	—	(52,445)
Net cash provided by (used in) operating activities- continuing operations	(430,767)	—	—	(430,767)	(63,119)	—	(493,886)
Net cash provided by (used in) operating activities- discontinued operations	—	—	—	63,119	—	63,119	—
Net cash provided (used in) operating activities	(430,767)	—	—	(430,767)	—	—	(430,767)

Cash flows from investing activities:	—	—	—	—	—	—	—
Cash paid for purchase of fixed assets	(50,072)	—	—	(50,072)	(3,161)	—	(53,233)
Net cash provided by (used in) investing activities- discontinued operations	—	—	—	—	3,161	—	3,161
Net cash used by investing activities	(50,072)	—	—	(50,072)	—	—	(50,072)

Table of Contents	12

GREENESTONE HEALTHCARE CORP
CONSOLIDATED STATEMENT OF CASH FLOWS
For the period Ended March 31, 2014
(Uaudited)

	As Previously Reported on Form 10-Q	BCF	Compensation	As Restated	Reclassify Discontinued Operations	Conform to 2015 Presentation	As Restated and Reclassified

Cash flows from financing activities:	—	—	—	—	—	—	—
Repayment of notes payable	(3,643)	—	—	(3,643)	—	—	(3,643)
Changes in restricted cash	3,550	—	—	3,550	—	—	3,550
Proceeds from issuance of short term notes	—	—	—	—	(148,281)	—	(148,281)
Proceeds from bank indebtedness	(80,048)	—	—	(80,048)	—	—	(80,048)
Repayment of short term notes	(11,000)	—	—	(11,000)	—	—	(11,000)
Proceeds from issuance of- related party notes	103,817	—	—	103,817	—	—	103,817
Repayment of related party notes	(166,559)	—	—	(166,559)	(25,544)	—	(192,103)
Net proceeds from additional paid in capital	385,548	—	—	385,548	—		(385,548)
Proceeds from issuance of common stock	55,000	—	—	55,000	—	385,548	440,548
Net cash provided by (Used in) financing activities- continuing operations	286,665	—	—	286,665	(173,825)	—	112,840
Net cash provided by (Used in) financing activities- discontinued operations	—	—	—	—	173,825	—	173,825
Net cash provided by financing activities	286,665	—	—	286,665	—	—	286,665
Effect of exchange rate on cash	194,174	—	—	194,174	—	—	194,174

Net increase in cash	$—	$—	$—	$—	$—	$—	$—

Supplemental cash flow information
Cash paid for interest	$145,523	—	—	—	—	—	$154,523
Cash paid for income taxes	—	—	—	—	—	—	—

Supplemental schedules of noncash investing and financing activities
Common stock issued as a result of conversion of convertible notes payable	$397,298	—	—	—	—	—	$397,298
Common stock issued as a result of conversion of short term notes payable	—	—	—	—	—	—	—

Table of Contents	13

2. Nature of business

GreeneStone Healthcare Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective May 2012, the Company changed its corporate name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation. As at March 31, 2015, the Company owns 100% of the outstanding shares of Greenestone Clinic Muskoka Inc., which was incorporated in 2010 under the laws of the Province of Ontario, Canada. Greenestone Clinic Muskoka Inc. provide medical services to various patients in clinics located in t the regional municipality of Muskoka, Ontario, Canada.

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

All adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in these unaudited consolidated interim financial statements. Operating results for the three month period presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2014 has been derived from audited financial statements. The unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2014.

3. Going concern

The Company’s consolidated interim financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at March 31, 2015 the Company has a working capital deficiency of $3,005,903 and accumulated deficit of $19,921,658. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures, including past due payroll and sales tax payments, as well as estimated penalties and interest, over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and, or debt financing in order to implement its business plan. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated interim financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

4. Significant accounting policies

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

Table of Contents	14

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

The relevant translation rates are as follows: For the three month period ended March 31, 2015 closing rate at 0.7885 $US:$CAN, average rate at 0.8061 $US:$CAN and for the three month period ended March 31, 2014 closing rate at 0.9047 $US:$CAN, average rate at 0.9047 $US:$CAN.

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

Table of Contents	15

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

The Company has $78,850 in restricted cash held by their bank to cover against the possibility of services not performed.

f) Accounts receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. At March 31, 2015 and December 31, 2014, the Company has $24,448 and $27,294 of allowance for doubtful accounts, respectively.

g) Financial instruments

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

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets;
Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

Table of Contents	16

The Company does not have assets or liabilities measured at fair value on a recurring basis at March 31, 2015. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the three month period ended March 31, 2015.

h) Fixed assets

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

i) Leases

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

j) Income taxes

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

k) Earnings per share information

FASB ASC 260-10, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the three months ended March 31, 2015.

Basic and diluted income per share was the same, at three months ended March 31, 2015, as there were no common share equivalents outstanding.

l) Share based expenses

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

Table of Contents	17

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

m) Prior Period Reclassifications

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

Table of Contents	18

5. Financial instruments

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company's risk exposure and concentrations at the balance sheet date, March 31, 2015.

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

(b)

Liquidity risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $2,991,903and accumulated deficit of $19,907,658. As disclosed in note 3, the Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition.

In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year. In the opinion of management, liquidity risk associated with bank overdraft of $9,758 (December 31, 2014: $Nil) is assessed as low. The Company ensures that financial liabilities are placed with a financial institution with a high credit rating in order to mitigate the risk. There is a concentration risk associated with the bank indebtedness since the Company uses one financial institution.

(c)

Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

i.

Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company has a low exposure to interest rate risk on its bank indebtedness as there is a balance of less than $10,000 at March 31, 2015. This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

Table of Contents	19

ii.

Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as its subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. Most of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at March 31, 2015, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $17,000 increase or decrease in the Company’s after-tax net loss from continuing operation. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

6. Accounts Receivable: and other receivable

The consolidated accounts receivable balance consists primarily of amounts due from the following parties:

	March 31, 2015	December 31, 2014

Treatment program	$209,926	175,585
Outpatient Services	—	16,541
Allowance for doubtful accounts	(24,448)	(27,294)
	$185,448	164,832

 Due from the sale of Subsidiary:

On December 17, 2014, the Company completed the sale of all the outstanding shares of the Endoscopy clinic, for the sum of C$1,282,001.87, comprised of the agreed purchase price of C$1,250,000 and the acquisition of net assets at closing of C$32,001.87 The sale price of C$1,282,001.87 included the assumption by the buyer of debt in the same amount as the sale price, which debt is owed by the Endoscopy clinic to the Company in the amount of C$895,495.60 and to the buyer of C$386,542.27. At closing, the buyer offset the assumed debt to the registrants of C$895,495.60 by US $277,500.000 through the cancellation of 2408,268 shares of the Company’s common stock, for a net amount due to the Company of US$488,683 and $493,807 as of March 31, 2015 and December 31, 2014, respectively. The remainder of the assumed debt owed by the buyer to the Company is due June 30, 2015 and is the form of an interest bearing note. Management has evaluated this receivable and believes that this receivable is collectible and no reserve is deemed necessary.

7. Fixed assets

	Cost	Accumulated Amortization	March 31, 2015	December 31, 2014
Computer equipment	$21,277	$13,608	$7,669	$7,352
Computer software	8,706	1,228	7,478	—
Furniture and equipment	335,684	229,946	105,738	114,306
Medical equipment	4,490	3,189	1,302	1,391
Vehicles	64,175	37,186	26,989	40,023
Leasehold improvements	142,793	56,193	86,600	93,471
	$577,126	$341,350	$235,776	$256,543

Table of Contents	20

8. Auto Loan payable/ Short term convertible loan

Auto loan:

The Company has an automobile loan payable bearing interest at 4.49% with blended monthly payments of $Can835 that matures March 2018. The loan is secured by the vehicle with a net book value as at March 31, 2015 of $26,989.

Short term convertible loan:

In May 2013 the company entered into a promissory note of up to $500,000 where the maturity date is one year after the lender provides the borrower with funds. A one time interest rate of 12% is applied in case of non payment within the initial 90 days.

The note is convertible at the lessor of $0.30 or 70% of the lowest trading price in the 25 trading days prior to conversion. In 2014 the Company received $105,000 in proceeds and converted $127,076 into 2,245,991 shares of common stock. As of December 31, 2014 the net balance of this loan amounted to $29,758 comprised of a principal balance of $42,466 and a net debt discount of $12,208. During the three months ended March 31, 2015 the Company made cash payments amounting to $18,686 and converted $8,117 through the issuance of 1,488,781 shares of common stock. In addition the Company recorded amortization expense of $9,609 related to the debt discount recognized in previous years. As of March 31, 2015 the net balance of this loan amounted to $12,565 comprised of a principal balance of $15,665 and an net debt discount of $3,100.

Estimated principal re-payments are as follows:

2015	$5,537
2016	7,382
2017	7,382
Thereafter	1,846
$22,146

9. Taxes payable

The Company has taxes, interest and penalties payable at March 31, 2015 and December 31, 2014 as follows:

	March 31, 2015	December 31, 2014
Harmonized sales tax	$548,093	$590,920
Payroll taxes	2,035,519	2,065,377
US tax penalties	150,000	150,000

	$2,733,612	$2,806,297

10. Related party transactions

A portion of related party notes at March 31, 2015 is due to Greenestone Clinic Inc. in the amount of $47,265 (December 31, 2014: $84,736). The Company is related to Greenestone Clinic Inc. as it is controlled by one of the Company’s directors. The balance owing is non-interest bearing, not secured and has no specified terms of repayment.

The Company had management fees totaling $48,368 during the three-month period ended March 31, 2015 (March 31, 2014: $45,320) to the director (Greenestone Clinic Inc.) for services, which are included in management fees.

In addition, the Company’s CEO has paid various reimbursable business expense on behalf of the Company. As of march 31, 2015 this amounts to approximately $80,000 and is recorded in accounts payable in the accompanying Balance Sheet.

Table of Contents	21

The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. at market terms. During the three month period ended March 31, 2015, the Company had rent expense of $88,755 (March 31, 2014: $177,381) to Cranberry Cove Holdings Ltd. Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder being a director of the Company.

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

Issued common shares

The Company has a total of 46,678,855 issued and outstanding common shares as at March 31, 2015. At December 31, 2014 to the Company had 46,131,765 issued and outstanding common shares.

The Company issued 300,000 shares of its common stock to satisfy its obligations under an aggregate principal of $8,117 of convertible promissory notes for the three month period ended March 31, 2015.

The Company adjusted previously issued 2,909 common shares pursuant to convertible note conversions to reflect currency exchange differences.

The Company issued 250,000 shares of its common stock as compensation for $25,000 of services for the three-month period ended March 31, 2015.

Issued preferred series “B” shares

The Company has a total of 106,000 issued and outstanding series “B” preferred shares as at March 31, 2015. At December 31, 2014 to the Company had nil issued and outstanding series “B” preferred shares.

The Company issued 106,000 shares of its series “B” preferred shares as compensation for $31,906 of services for the three-month period ended March 31, 2015.

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

Table of Contents	22

On November 1, 2014, the Company granted 480,000 options to its Chief Financial Officer. at an exercise price of $0.12.  The $20,844 intrinsic value of these options was recorded as an expense on that date.

	Number of Options and Warrants	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2013	5,100,000	$0.185

Granted	5,280,000	0.139
Cancelled/forfeited	—	—
Expired	(3,600,000)	(0.20)
Exercised	—	—
Outstanding at December 31, 2014 and March 31, 2015	6,780,000	$0.139

12. Income taxes

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three month period ended March 31, 2015, applicable under ASC 740. As a result of the adoption of ASC 740, the Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The components of the Company’s future tax asset as at March 31, 2015 and December 31, 2015 are as follows:

	March 31, 2015	December 31, 2014

Net operating loss carry forward	$12,259,149	$11,934,958
Valuation allowance	(12,259,149)	(11,934,958)
Net future tax asset	$—	$—

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	March 31, 2015	December 31, 2014

Tax at statutory rate	$113,467	$570,870
Valuation allowance	(113,467)	(570,870)
Net future tax asset	$—	$—

The Company did not pay any income taxes during the three month period ended March 31, 2015 and the year ended December 31, 2014.

Table of Contents	23

The net federal operating loss carry forwards will expire in 2024 through 2034. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

13. Subsequent events

On April 30, 2015 the holders of 106,000 series “B” preferred shares converted their shares into 1,060,000 common shares of the Company.

Table of Contents	24

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the quarter ended March 31, 2015.

Plan of Operation

During the next twelve months, the Company plans to continue its operations as a provider of addiction treatment services, and to expand by way of acquisition of new facilities.

The Company believes that it will need a minimum of $3,000,000 to cover its planned operations over the next 12 months. This estimate includes (i) $250,000 for marketing and (ii) 2,750,000 for tax obligations.

Results of Operations

For the Three Months Ended March 31, 2015, Compared to the Three Months Ended March 31, 2014

Revenue

During the three months ended March 31, 2015, revenues increased to $680,712, from $612,018 during the three months ended March 31, 2014, an increase of $68,694. This increase is mainly attributable to an increase in occupancy at the Company’s treatment facility. The Company believes that revenue will continue to grow steadily, especially in the mental health division, and the Company will become more profitable as most of its costs, such as rent and salaries and wages are relatively fixed, and therefore will reduce as a percentage as business volume grows.

Table of Contents	25

Operating Expenses

Operating expenses for the three months ended March 31, 2015, were $ 984,800, compared to $ 1,471,535 for the three months ended March 31, 2014, a decrease of $ 486,735. The 2014 expenses included $312,298 compensation expense for options issued to a former employee. There was no comparable expense during 2015. This decrease in expenses is also due to cost reductions at the Bala property. Operating expenses for the three months ended March 31, 2015, primarily consisted of salaries and wages to medical support staff of $ 444,471; rent payments of $ 88,755 and general and administrative expenses of $ 284,201.

Net Income from Continuing Operations

During the three months ended March 31, 2015, the net loss from continuing operations was $ 304,088, compared to a loss of $ 859,517 during the three months ended March 31, 2014, an decrease of $ 554,429. This decrease is attributable to the steady increase in revenues and business operations with a lower cost base.

Net Loss from Discontinued Operations

During the three months ended March 31, 2015, the net loss from discontinued operations was $ nil, compared to a loss of $ 45,347 during the three months ended March 31, 2014.

Liquidity and Capital Resources

The following table summarizes working capital at March 31, 2015

March 31, 2015
Current assets	$711,308
Current liabilities	3,717,211
Working capital deficit	$(3,005,903)

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

Principals of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, as described in Note 2. All inter-company transactions and balances have been eliminated on consolidation.

Table of Contents	26

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

In particular, the Company recognizes:

Fees for gastrointestinal clinical services, out-patient counselling, coaching, intervention, psychological assessments and other related services when patients receive the service; and

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

Table of Contents	27

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

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	Observable inputs such as quoted prices in active markets;
Level 2	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

Table of Contents	28

The Company does not have assets or liabilities measured at fair value on a recurring basis at March 31, 2015, and March 31, 2014, respectively. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the three months period ended March 31, 2015 and March 31, 2014, respectively.

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

Table of Contents	29

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	30

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2015, we issued an aggregate of 7,850 shares of our common stock to four (4) holders of convertible notes as an adjustment to the number of shares those holders received for a prior conversion of their notes. The number of shares that were issued to the holders was based on a conversion price that was in U.S. dollars and the principal amount of the note being converted was in Canadian Dollars. The adjustment accounted for increase in the principal amount when it was changed into U.S. dollars.

On March 31, 2015, the Company issued 250,000 shares of its common stock to consultant under a consulting agreement. The services were valued at $25,000.

On March 5, 2015, the Company issued an aggregate of 106,000 shares of its Series B Convertible Preferred Stock (“Series B Preferred”) to two principals of its outside legal counsel. The shares of the Series B Preferred are convertible into 1,060,000 shares of Common Stock. The issuance of the Series B Preferred was issued for professional services valued at $31,800.

On January 14, 2015, the Company issued 300,000 shares of its common stock to JMJ Financial for the conversion of $8,117 of principal amount of a convertible note held by JMJ.

The shares of the Company’s common stock issued during the three month period ended March 31, 2015 as described above qualified for an exemption under Section 4(a)(2) of the Securities Act of 1933, because the issuance of shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in each of the issuances, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for the above securities transaction.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended March 31, 2015.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Table of Contents	31

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation *

101.DEF	Taxonomy Extension Definition *

101.LAB	Taxonomy Extension Labels *

101.PRE	Taxonomy Extension Presentation *

* filed herewith

Table of Contents	32

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENESTONE HEALTHCARE CORP.

Date:	May 20, 2015	By:	/s/ Shawn E. Leon
			Name:	Shawn E. Leon
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 20, 2015	By:	/s/ William L. Sklar
			Name:	William L. Sklar
			Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Table of Contents	33