Form 10-Q
period 2015-06-30
GREENESTONE HEALTHCARE CORP
filed 2015-08-19
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

As of August 19, 2015, there were 47,738,855 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Explanatory Note

Overview of Restatement

In this Quarterly Report on Form 10-Q, GreeneStone Healthcare Corporation (together with its subsidiaries, the “Company” or “GreeneStone”):

(a)	restates its unaudited Consolidated Statement of Operations and Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2014
(b)	amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the six months ended June 30, 2014;

Background on the Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2015 the board of directors of the Company, in performance of its function as the audit committee, and in consultation with management, concluded that, because of errors identified in the Company’s previously issued financial statements for the six months ended June 30, 2014, the Company would restate its previously issued financial statements.

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

In addition, the Company has restated its consolidated financial statements, to retroactively reflect the Company’s Board of Directors decision to dispose of its Endoscopy Division, as of and for the six months ended June 30, 2014.  The restated financial statements correct the following errors:

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

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Stated in U.S. $ unless stated otherwise)

TABLE OF CONTENTS

Page

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	4
Unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2015 and 2014 (as restated)	5
Unaudited Consolidated Statement of Changes in Stockholder’s Deficit	6
Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (as restated)	7
Notes to the Unaudited Consolidated Interim Financial Statements	9- 25

Table of Contents	3

GREENESTONE HEALTHCARE CORPORATION

Consolidated Balance Sheets

	June 30, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets
Cash	$692	$88,152
Accounts receivable, net	76,782	164,832
Prepaid expenses	34,083	46,267
Due on sale of Subsidiary	488,683	493,806
Total current assets	600,240	793,057
Cash - Restricted	80,064	86,200
Fixed assets, net	222,509	256,543

Total assets	$902,813	$1,135,800

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$10,282	$—
Accounts payable and accrued liabilities	539,104	808,971
Taxes payable	2,794,204	2,806,297
Deferred revenue	161,558	143,839
Current portion of loan payable	7,243	7,625
Short Term Convertible loan	—	29,758
Related party payables	60,824	51,336
Total current liabilities	3,573,215	3,847,826
Loan payable	13,484	18,460
Total liabilities	3,586,699	3,866,286
Stockholders' deficit
Preferred Stock - Series B; $0.01 par value, 10,000,000 shares authorized, nil and nil outstanding at June 30 2015 and December 31, 2014 respectively	—	—
Common stock; $0.01 par value, 500,000,000 shares authorized; 47,738,855 and 46,131,764 shares issued and outstanding at June 30, 2015 and December 31, 2014 respectively	477,389	461,318
Additional paid-in capital	16,177,534	16,129,038
Accumulated other comprehensive loss	576,074	245,187
Accumulated deficit	(19,914,883)	(19,566,029)
Total stockholders' deficit	(2,683,886)	(2,730,486)

Total liabilities and stockholders' deficit	$902,813	$1,135,800

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Table of Contents	4

GREENESTONE HEALTHCARE CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
		(As Restated)		(As Restated)

Revenues	$947,934	$1,005,610	$1,628,646	$1,615,819
Operating expenses
Depreciation	26,446	20,687	47,440	41,143
General and administrative	120,702	163,983	418,903	253,869
Management fees	48,337	22,865	96,705	68,108
Professional fees	73,983	4,785	157,994	65,053
Rent	90,637	72,495	179,392	250,800
Salaries and wages	469,234	867,232	913,705	1,772,172
Total operating expenses	829,339	$1,152,047	1,814,139	2,451,145

Operating income (loss)	118,595	(146,437)	(185,493)	(835,326)

Other ( expense ) income
Interest expense	(39,401)	(12,248)	(90,942)	(64,699)
Foreign exchange movements	(72,419)	—	(72,419)	(92,825)
Net income (loss) from continuing operations	6,775	(158,685)	(348,854)	(992,850)
Loss from discontinued operations, net of tax	—	(61,673)	—	(106,920)
Net income (loss) applicable to common shareholders	6,775	(220,358)	(348,854)	(1,099,770)
Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	15,709	(98,303)	330,887	7,374

Total comprehensive income (loss)	$22,484	$(318,661)	$(17,967)	$(1,092,396)

Basic and diluted income (loss) per common share- continuing operations	$—	$—	$(0.01)	$(0.02)

Basic and diluted income (loss) per common share- discontinued operations	—	$—	—	$—

Basic and diluted income (loss) per common share	$—	$—	$(0.01)	$(0.02)

Weighted average outstanding	47,389,404	46,651,173	46,890,025	46,651,173

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Table of Contents	5

GREENESTONE HEALTHCARE CORPORATION

Consolidated Statement of Changes in Stockholders' Deficit

	Preferred Series "B"		Common		Additional Paid	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	in Capital	(Loss) Income	Deficit	Total
Balance, December 31, 2013	—	$—	41,065,582	$410,656	$13,920,629	$264,135	$(17,665,756)	$(3,070,336)
Surrender of shares as part of sale of subsidiary	—	—	(2,408,268)	(24,083)	(253,417)	—	—	(277,500)
Disposition of subsidiary	—	—	—	—	1,104,407	(90,304)		1,014,103
Common stock issued for convertible notes	—	—	728,459	7,285	190,445	—	—	197,730
Common stock issued for short term note	—	—	2,245,991	22,460	104,616	—	—	127,076
Shares issued for cash	—	—	4,500,000	45,000	337,500	—	—	382,500
Stock option compensation	—	—	—	—	679,858	—	—	679,858
Beneficial conversion feature of debt issuances	—	—	—	—	45,000	—	—	45,000
Foreign currency translation	—	—	—	—	—	71,356	—	71,356
Net loss, year ended December 31, 2014	—	—	—	—	—	—	(1,900,273)	(1,900,273)
Balance, December 31, 2014		—	46,131,764	461,318	16,129,038	245,187	(19,566,029)	(2,730,486)
Shares issued for debt conversion		—	300,000	3,000	5,117	—	—	8,117
Shares issued for services	106,000	1,060	250,000	2,500	53,346	—	—	56,906
Conversion of Series "B" to common	(106,000)	(1,060)	1,060,000	10,600	(9,540)	—	—	—
Adjustments to previously issued shares for debt conversion, due to exchange adjustments			(2,909)	(29)	(427)	—	—	(456)
Foreign currency translation	—	—	—	—	—	330,887	—	330,887
Net loss							(348,854)	(348,854)
Balance, June 30, 2015	—	$—	47,738,855	$477,389	$16,177,534	$576,074	$(19,914,883)	$(2,683,886)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Table of Contents	6

GREENESTONE HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the six month period ended
	June 30, 2015	June 30, 2014
		As Restated
Operating activities
Net loss	(348,854)	(992,850)
Net loss from discontinued operations, net of tax	—	(106,920)
Net loss from continuing operations	(348,854)	(1,099,770)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	47,440	41,143
Stock compensation	—	624,596
Stock issued for services	56,906
Amortization of beneficial conversion feature	12,709	43,071
Other Foreign Currency Movements	10,803	—

Changes in operating assets and liabilities:
Accounts receivable	88,050	79,590
Prepaid expenses	12,184	7,306
Accrued interest	—	13,689
Accounts payable and accrued liabilities	(269,867)	(66,546)
Taxes payable	(12,093)	241,882
Deferred revenue	17,719	2,651
Net cash used in operating activities - continuing operations	(385,003)	(112,387)
Net cash used in operating activities - discontinued operations	—	(68,647)
Net cash used in operating activities	(385,003)	(181,034)

Cash flows from investing activities
Acquisition of fixed assets	(13,406)	(50,648)
Net cash used in investing activities - discontinued operations	—	(7,751)
Net cash used in investing activities	(13,406)	(58,399)

Cash flows from Financing activities
Change in restricted cash	—	540
Increase in bank overdraft	10,282	—
Repayment of notes payable	(5,358)	(4,120)
Repayment of convertible notes payable	(34,350)
Proceeds from convertible notes payable	—	80,000
Proceeds from the sale of common stock	—	382,502
Proceeds from related party notes	9,488	67,201
Net cash used in financing activities - continuing operations	(19,938)	526,123
Net cash used in financing activities - discontinued operations	—	(140,429)
Net cash used in financing activities	(19,938)	385,694

Table of Contents	7

GREENESTONE HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(Unaudited) (continued)

	For the six month period ended
	June 30, 2015	June 30, 2014
		As Restated

Effect of exchange rate on cash	330,887	7,374

Net change in cash	(87,460)	153,635
Beginning cash balance (deficiency)	88,152	(126,073)
Ending cash balance (deficiency) (excluding restricted)	692	27,562

Supplemental cash flow information
Cash paid for interest	7,511	28,248
Cash paid for taxes	—	—
Supplemental schedule of non-cash investing activities
Common stock issued as a result of convertible notes payable	8,117	262,869

See accompanying notes to the unaudited consolidated interim financial statements

Table of Contents	8

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

1. Restatement of Previously Issued Financial Statements

The Company has restated its consolidated financial statements for the six months ended June 30, 2014.

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

In addition, the Company has restated its consolidated financial statements, to retroactively reflect the Company’s Board of Directors decision to dispose of its Endoscopy Division, as of and for the six months ended June 30, 2014.

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

The restated Consolidated Balance Sheet as of June 30, 2014 and the restated Consolidated Statements of Operations and Cash Flows for the three and six months ended June 30, 2014 are presented below:

Table of Contents	9

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

1. Restatement of Previously Issued Financial Statements (continued)

GREENESTONE HEALTHCARE CORP

RESTATED AND RECLASSIFIED CONSOLIDATED BALANCE SHEET

As at June 30, 2014

	As Previously Reported on Form 10-Q	Opening Deficit	BCF	Compensation	As Restated	Reclassify Discontinued Operations	As Restated and Reclassified

ASSETS
CURRENT ASSETS
Cash	$27,562	$—	$—	$—	$27,562	$—	$27,562
Accounts receivable	396,337	—	—	—	396,337	(281,425)	114,912
Prepaid expenses	103,762	—	—	—	103,762	(26,545)	77,217
Inventory	31,897	—	—	—	31,897	(31,897)	—
Current assets - held for sale	—	—	—	—	—	339,867	339,867
Total current assets	559,558	—	—	—	559,558	—	559,558

NON CURRENT ASSETS:
Cash - restricted	93,480	—	—	—	93,480		93,480
Fixed assets	524,886	—	—	—	524,886	(232,135)	292,751
Long term assets - held for resale	—	—	—	—	—	232,135	232,135
Total assets	$1,177,924	$—	$—	$—	$1,177,924	$—	$1,177,924

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	595,275	—	—	—	595,275	(221,214)	374,061
Taxes payable	2,633,188	—	—	—	2,633,188	(19,387)	2,613,801
Deferred revenue	110,126	—	—	—	110,126	—	110,126
Current portion of loan payable	8,086	—	—	—	8,086	—	8,086
Short term loan	93,689	(34,357)	8,785	—	68,117		68,117
Related party payables	597,412	—	—	—	597,412	(324,216)	273,196
Current liabilities - held for resale	—	—	—	—	—	564,817	564,817
Total current liabilities	4,037,776	(34,357)	8,785	—	4,012,204	—	4,012,204

NON CURRENT LIABILITIES:
Loan payable	24,200	—	—	—	24,200	—	24,200
Total Liabilities	4,061,976	(34,357)	8,785	—	4,036,404	—	4,036,404

STOCKHOLDERS' DEFICIT
Common stock	473,431	—	—	—	473,431	—	473,431
Additional paid-in capital	8,738,070	4,150,113	34,286	624,596	13,547,065	—	13,547,065
Accumulated other comprehensive loss	271,509	—	—	—	271,509	—	271,509
Accumulated deficit	(12,367,062)	(4,115,756)	(43,071)	(624,596)	(17,150,485)	—	(17,150,485)
Total Stockholders' Deficit	(2,884,052)	34,357	(8,785)	—	(2,858,480)	—	(2,858,480)
Total Liabilities and Stockholders' Deficit	$1,177,924	$—	$—	$—	$1,177,924	$—	$1,177,924

Table of Contents	10

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

1. Restatement of Previously Issued Financial Statements (continued)

GREENESTONE HEALTHCARE CORPORATION

RESTATED AND RECLASSIFIED UNAUDITED INCOME STATEMENT

For the three months ended June 30, 2014

	As Previously Reported 10-Q	BCF	Compensation	As Restated	Reclassify Discontinued Operations	As Restated and Reclassified

Revenues	$1,641,094	$—	$—	$1,614,094	$(635,484)	$1,005,610

Cost of services provided	358,420	—	—	358,420	(358,420)	—
Gross margin	1,282,674	—	—	1,282,674	(277,064)	1,005,610

Operating expenses
Depreciation	35,040	—		35,040	(14,353)	20,687
General and administrative	246,502	—		246,502	(82,419)	164,083
Management fees	22,933	—		22,933	(68)	22,865
Professional fees	20,844	—		20,844	(16,059)	4,785
Rent	161,804	—		161,804	(89,309)	72,495
Salaries and wages	684,743	—	312,295	997,041	(129,809)	867,232
Total operating expenses	1,171,866	—	312,298	1,481,164	(332,217)	1,152,147
Net Operating income (loss)	$110,808	$—	$(312,298)	$(201,490)	$54,953	$(146,537)
Interest expense	(8,347)	(10,521)	—	(18,868)	6,620	(12,248)
Foreign exchange movement	—	—	—	—	—	—
Income (loss) from continuing operations	$102,461	$(10,521)	$(312,298)	$(220,358)	$61,573	$(158,785)
Loss from discontinued operations, net of tax	—	—	—	—	(61,573)	(61,573)
Net loss applicable to common shareholders	$102,461	$(10,521)	$(312,298)	$(220,358)	$—	$(220,385)
Accumulated other comprehensive loss
Foreign currency translation adjustment	(98,303)	—	—	(98,303)	—	(98,303)
Total comprehensive income (loss)	$4,158	$(10,521)	$(312,298)	$(318,661)	$—	$(318,661)

Table of Contents	11

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

1. Restatement of Previously Issued Financial Statements (continued)

GREENESTONE HEALTHCARE CORPORATION

Restated and reclassified Unaudited Income Statement

For the six months ended June 30, 2014

	As Previously Reported 10-Q	BCF	Compensation	As Restated	Reclassify Discontinued Operations	As Restated And Reclassified

Revenue	$2,779,072	$—	$—	$2,779,072	$(1,163,253)	$1,615,819

Cost of services provided	646,893	—	—	646,893	(646,893)	—
Gross margin	2,132,179	—	—	2,132,179	(516,360)	1,615,819

Operating Expenses
Depreciation	69,637	—		69,637	(28,494)	41,143
General and administrative	397,301	—		397,301	(143,432)	253,869
Management fees	77,223	—		77,223	(9,115)	68,108
Professional fees	83,374	—		83,374	(18,321)	65,053
Rent	421,699	—		421,699	(170,899)	250,800
Salaries and wages	1,393,975	—	624,596	2,018,571	(246,399)	1,772,172

Total operating expenses	2,443,209	—	624,596	3,067,805	(616,660)	2,451,145

Net operating income (loss)	(311,030)	—	(624,596)	(935,626)	100,300	(835,326)

Interest expense	(28,248)	(43,071)	—	(71,319)	6,620	(64,699)
Foreign exchange movement	(92,825)	—	—	(92,825)	—	(92,825)

Income (loss) from continuing operations	(432,103)	(43,071)	(624,596)	(1,099,770)	106,920	(992,850)
Loss from discontinued operations, net of tax	—	—	—	—	(106,920)	(106,920)

Net loss applicable to common stockholders	(432,103)	(43,071)	(624,596)	(1,099,770)	—	(1,099,770)

Accumulated other comprehensive loss
Foreign currency translation adjustment	7,374	—	—	7,374	—	7,374

Total Comprehensive income (loss)	$(424,729)	$(43,071)	$(624,596)	$(1,092,396)	$—	$(1,092,396)

Table of Contents	12

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

1. Restatement of Previously Issued Financial Statements (continued)

GREENESTONE HEALTHCARE CORP

RESTATED AND RECLASSIFIED CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2014

	As Previously Reported 10-Q	BCF	Compensation	As Restated	Reclassify Discontinued Operations	As Restated And Reclassified

Operating Activities
Net loss – continuing operations	$(432,103)	$(43,071)	$(624,596)	$(1,099,770)	$106,920	$(992,850)
Net loss – discontinued operations	—	—	—	—	(106,920)	(106,920)
	(432,103)	(43,071)	(624,596)	(1,099,770)	—	(1,099,770)

Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	69,637	—	—	69,637	(28,494)	41,143
Stock issued for services	—	—	624,596	624,596	—	624,596
Amortization of beneficial conversion feature	—	43,071	—	43,071	—	43,071

Change in operating assets and liabilities
Decrease in accounts receivable	44,580	—	—	44,580	35,010	79,590
Increase in inventory	(19,349)	—	—	(19,349)	19,349	—
Decrease in prepaid expenses	6,091	—	—	6,091	1,215	7,306
Decrease in accounts payable and accrued liabilities	(108,643)	—	—	(108,643)	42,097	(66,546)
Increase in accrued interest	13,689	—	—	13,689	—	13,689
Increase in taxes payable	242,413	—	—	242,413	(531)	241,882
Increase in deferred revenue	2,651	—	—	2,651	—	2,651

Net cash used in operating activities – continuing operations	(181,034)	—	—	(181,034)	68,646	(112,388)
Net cash used in operating activities – discontinued operations	—	—	—	—	(68,646)	(68,646)
Net cash used in operating activities	(181,034)	—	—	(181,034)	—	(181,034)

Investing activities
Acquisition of fixed assets	(58,399)	—	—	(58,399)	7,751	(50,648)
Net cash used in investing activities – continuing operations	(58,399)	—	—	(58,399)	7,751	(50,648)
Net cash used in investing activities – discontinued operations	—	—	—	—	(7,751)	(7,751)
Net cash used in investing activities	(58,399)	—	—	(58,399)	—	(58,399)

Table of Contents	13

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

1. Restatement of Previously Issued Financial Statements (continued)

GREENESTONE HEALTHCARE CORP

RESTATED AND RECLASSIFIED CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2014 (continued)

	As Previously Reported 10-Q	BCF	Compensation	As Restated	Reclassify Discontinued Operations	As Restated And Reclassified

Financing activities
Change in restricted cash	540	—	—	540	—	540
Repayment of loans	(4,120)	—	—	(4,120)	—	(4,120)
Proceeds from convertible notes payable	80,000	—	—	80,000	—	80,000
Proceeds from the sale of common stock	382,502	—	—	382,502	—	382,502
Proceeds from related party notes	(73,228)	—	—	(73,228)	140,429	67,201
Net cash generated by financing activities – continuing operations	385,694	—	—	385,694	140,429	526,123
Net cash used in financing activities – discontinued operations	—	—	—	—	(140,429)	(140,429)
Net cash used in financing activities	385,694	—	—	385,694	—	385,694

Effect of exchange rate on cash	7,374	—	—	7,374	—	7,374

Net change in cash	153,635	—	—	153,635	—	153,635
Beginning cash balance (overdraft)	(126,073)	—	—	(126,073)	—	(126,073)
Ending cash balance (excluding restricted cash)	27,562	—	—	27,562	—	27,562

Table of Contents	14

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

2. Nature of business

GreeneStone Healthcare Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective May 2012, the Company changed its corporate name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation. As at June 30, 2015, the Company owns 100% of the outstanding shares of GreeneStone Clinic Muskoka Inc., which was incorporated in 2010 under the laws of the Province of Ontario, Canada. GreeneStone Clinic Muskoka Inc. provides medical services to various patients in clinics located in the regional municipality of Muskoka, Ontario, Canada.

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

3. Going concern

The Company’s consolidated interim financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at June 30, 2015 the Company has a working capital deficiency of $2,972,976 and accumulated deficit of $19,914,883. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures, including past due payroll and sales tax payments, as well as estimated penalties and interest, over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and, or debt financing in order to implement its business plan. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated interim financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

Table of Contents	15

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

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

The relevant translation rates are as follows: For the six month period ended June 30, 2015 closing rate at 0.8006 $US:$CAN, average rate at 0.8099 $US:$CAN and for the six month period ended June 30, 2014 closing rate at 0.9348 $US:$CAN, average rate at. 0.9115 $US:$CAN.

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

Table of Contents	16

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

4. Significant accounting policies (continued)

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

The Company has $80,064 in restricted cash held by their bank to cover against the possibility of services not performed.

f) Accounts receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. At June 30, 2015 and December 31, 2014, the Company has $7,406 and $27,294 of allowance for doubtful accounts, respectively.

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

Table of Contents	17

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

4. Significant accounting policies (continued)

g) Financial Instruments (continued)

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

The Company does not have assets or liabilities measured at fair value on a recurring basis at June 30, 2015. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the six month period ended June 30, 2015.

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

Table of Contents	18

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

4. Significant accounting policies (continued)

k) Earnings per share information

FASB ASC 260-10, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the six months ended June 30, 2015.

Basic and diluted income per share was the same, at six months ended June 30 2015, as there were no common share equivalents outstanding.

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

Table of Contents	19

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

5. Recently adopted accounting pronouncements (continued)

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

6. Financial instruments

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company's risk exposure and concentrations at the balance sheet date, June 30, 2015.

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

Table of Contents	20

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

6. Financial instruments (continued)

(b)   Liquidity risk   Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $2,972,976 and accumulated deficit of $19,914,883. As disclosed in note 3, the Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition.   In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year. In the opinion of management, liquidity risk associated with bank overdraft of $10,282 (December 31, 2014: $Nil) is assessed as low. The Company ensures that financial liabilities are placed with a financial institution with a high credit rating in order to mitigate the risk. There is a concentration risk associated with the bank indebtedness since the Company uses one financial institution.

(c)   Market risk   Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

i.   Interest rate risk   Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company has a low exposure to interest rate risk on its bank indebtedness as there is a balance of less than $20,000 at June 30, 2015. This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

ii.   Currency risk   Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as its subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. Most of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at June 30, 2015, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $17,000 increase or decrease in the Company’s after-tax net loss from continuing operation. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

7. Accounts receivable

The consolidated accounts receivable balance consists primarily of amounts due from the following parties:

	June 30, 2015	December 31, 2014

Treatment program	$84,188	175,585
Outpatient Services	—	16,541
Allowance for doubtful accounts	(7,406)	(27,294)
	$76,782	164,832

Table of Contents	21

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

8. Due from the sale of Subsidiary:

On December 17, 2014, the Company completed the sale of all the outstanding shares of the Endoscopy clinic, for the sum of C$1,282,001.87, comprised of the agreed purchase price of C$1,250,000 and the acquisition of net assets at closing of C$32,001.87 The sale price of C$1,282,001.87 included the assumption by the buyer of debt in the same amount as the sale price, which debt is owed by the Endoscopy clinic to the Company in the amount of C$895,495.60 and to the buyer of C$386,542.27. At closing, the buyer offset the assumed debt to the registrants of C$895,495.60 by US $277,500.000 through the cancellation of 2,408,268 shares of the Company’s common stock, for a net amount due to the Company of US$488,683 and $493,806 as of June 30, 2015 and December 31, 2014, respectively. The remainder of the assumed debt owed by the buyer to the Company was due June 30, 2015 but has been extended to December 31, 2015, and is in the form of an interest bearing note. Management has evaluated this receivable and believes that this receivable is collectible and no reserve is deemed necessary.

9. Fixed assets

	Cost	Accumulated Amortization	June 30, 2015	December 31, 2014

Computer equipment	$21,279	$14,157	$7,122	$7,352
Computer software	9,848	2,462	7,386	—
Furniture and equipment	338,335	238,182	100,153	114,306
Medical equipment	4,490	3,268	1,222	1,391
Vehicles	64,175	36,941	27,234	40,023
Leasehold improvements	142,793	63,401	79,392	93,471
	$580,920	$358,411	$222,509	$256,543

10. Auto Loan payable / Short term convertible loan

The Company has an automobile loan payable bearing interest at 4.49% with blended monthly payments of CAN$835 that matures March 2018. The loan is secured by the vehicle with a net book value as at June 30, 2015 of $23,267 Estimated principal re-payments are as follows:

2015	$3,581
2016	7,407
2017	7,746
2018	1,993
$20,727

11. Short term convertible loan:

In May 2013 the company entered into a promissory note of up to $500,000 where the maturity date is one year after the lender provides the borrower with funds. A one time interest rate of 12% is applied in case of non payment within the initial 90 days. The note is convertible at the lesser of $0.30 or 70% of the lowest trading price in the 25 trading days prior to conversion. In 2014 the Company received $105,000 in proceeds and converted $127,076 into 2,245,991 shares of common stock. As of December 31, 2014 the net balance of this loan amounted to $30,258 comprised of a principal balance of $42,466 and a net debt discount of $12,208. During the six months ended June 30, 2015 the Company made cash payments amounting to $34,350 principal plus interest of $6,870 and converted $8,117 through the issuance of 300,000 shares of common stock to bring the balance of the loan to zero.

Table of Contents	22

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

12. Taxes payable

The Company has taxes, interest and penalties payable at June 30, 2015 and December 31, 2014 as follows:

	June 30, 2015	December 31, 2014
Harmonized sales tax	$565,624	$590,919
Payroll taxes	2,078,580	2,065,377
US tax penalties	150,000	150,000

	$2,794,204	$2,806,296

13. Related party transactions

A portion of elated party notes at June 30, 2015 is due to GreeneStone Clinic Inc. in the amount of $7,035 (December 31, 2014: $84,736). The Company is related to GreeneStone Clinic Inc. as it is controlled by one of the Company’s directors. The balance owing is non-interest bearing, not secured and has no specified terms of repayment.

The Company had management fees totaling $97,152 during the six-month period ended June 30, 2015 (June 30, 2014: $68,108) to the director (GreeneStone Clinic Inc.) for services, which are included in management fees.

The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. at market terms. During the six month period ended June 30, 2015, the Company had rent expense of $158,178 (June 30, 2014: $233,433) to Cranberry Cove Holdings Ltd. Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder being a director of the Company.

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

Issued common shares

The Company has a total of 47,738,855 issued and outstanding common shares as at June 30, 2015. At December 31, 2014 to the Company had 46,131,765 issued and outstanding common shares.

The Company issued 300,000 shares of its common stock to satisfy its obligations under an aggregate principal of $8,117 of convertible promissory notes for the six month period ended June 30, 2015.

Table of Contents	23

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

14. Stockholders’ deficit (continued)

The Company adjusted previously issued 2,909 common shares pursuant to convertible note conversions to reflect currency exchange differences.

The Company issued 250,000 shares of its common stock as compensation for $25,000 of services for the six month period June 30, 2015.

The Company has a total of 106,000 issued and outstanding series “B” preferred shares as at June 30, 2015. At December 31, 2014 to the Company had nil issued and outstanding series “B” preferred shares.

The holders of the 106,000 Series “B” preferred shares converted their shares into 1,060,000 common shares on April 30, 2015 at a conversion factor of 10:1.

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

	Number of Options and Warrants	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2014	$6,780,000	$0.139

Granted	$—	$—
Cancelled/forfeited	—	—
Expired	$—	$—
Exercised	—	—
Outstanding at December 31, 2014 and June 30, 2015	$6,780,000	$0.139

15. Income taxes

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the six month period ended June 30, 2015, applicable under ASC 740. As a result of the adoption of ASC 740, the Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

Table of Contents	24

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

15. Income taxes (continued)

The components of the Company’s future tax asset as at June 30, 2015 and December 31, 2015 are as follows:

	June 30, 2015	December 31, 2014

Net operating loss carry forward	$19,914,883	$19,566,029
Valuation allowance	(19,914,883)	(19,566,029)
Net future tax asset	$—	$—

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	June 30, 2015	December 31, 2014

Tax benefit at statutory rate	$122,099	$570,870
Valuation allowance	(122,099)	(570,870)
Net future tax asset	$—	$—

The Company did not pay any income taxes during the six month period ended June 30, 2015 and the year ended December 31, 2014.

The net federal operating loss carry forwards will expire in 2024 through 2034. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

16. Subsequent events

Subsequent to June 30, 2015, the Company extended the due date of the debt receivable of $488,683 owed by the Buyer of the Endoscopy Clinic from June 30, 2015 to December 31, 2015. In consideration for the extension granted to repay the debt, the Buyer reduced the rental charged to our wholly owned subsidiary, GreeneStone Clinic Muskoka, Inc, to $2,000 per month and extended the lease to December 31, 2015. Management has evaluated the debt receivable and believes that it is collectible and no reserve is deemed necessary.

Table of Contents	25

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the quarter ended June 30, 2015.

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

Results of Operations

For the three Months Ended June 30, 2015, Compared to the Three Months Ended June 30, 2014

Revenue

During the three months ended June 30, 2015, revenues decreased to $947,935 from $1,005,610 during the three months ended June 30, 2014, a decrease of $57,675. This decrease is due to the Cdn – USD exchange rate as the company receives its revenues in Canada dollars and the 6 month exchange average is down 10 cents versus prior year.

Operating Expenses

Operating expenses for the three months ended June 30, 2015, were $829,340, compared to $1,152,147 for the three months ended June 30, 2014, a decrease of $322,807. The 2014 expenses included $312,298 compensation expense for options issued to a former employee. There was no comparable expense during 2015. Operating expenses for the three months ended June 30, 2015, primarily consisted of salaries and wages to medical support staff of $ 469,233; rent payments of $ 90,637 and general and administrative expenses of $ 120,704.

Table of Contents	26

Net Income (loss) from Continuing Operations

During the three months ended June 30, 2015, the net income from continuing operations was $6,775, compared to a loss of $158,785 during the three months ended June 30, 2014, an increase of $165,560. This increase is due to lower cost base.

Net Loss from Discontinued Operations

During the three months ended June 30, 2015, the net loss from discontinued operations was $nil, compared to a loss of $61,573 during the three months ended June 30, 2014.

For the Six Months Ended June 30, 2015, Compared to the Six Months Ended June 30, 2014

Revenue

During the six months ended June 30, 2015, revenues increased to $1,628,646 from $1,615,819 during the six months ended June 30, 2014, an increase of $12,827. This increase is due to higher intakes at our treatment facility.

Operating Expenses

Operating expenses for the six months ended June 30, 2015, were $1,814,139, compared to $2,451,145 for the six months ended June 30, 2014, a decrease of $637,006. The 2014 expenses included $624,596 compensation expense for options issued to a former employee. There was no comparable expense during 2015. Operating expenses for the six months ended June 30, 2015, primarily consisted of salaries and wages to medical support staff of $913,705; rent payments of $179,392 and general and administrative expenses of $418,903.

Net loss from Continuing Operations

During the six months ended June 30, 2015, the net loss from continuing operations was $348,854, compared to a loss of $992,850 during the six months ended June 30, 2014, a decrease of $643,996. This increase is due to lower cost base.

Net Loss from Discontinued Operations

During the six months ended June 30, 2015, the net loss from discontinued operations was $nil, compared to a loss of $106,920 during the six months ended June 30, 2014.

Liquidity and Capital Resources

The following table summarizes working capital at June 30, 2015

June 30, 2015

Current assets	$600,240
Current liabilities	3,573,215
Working capital deficit	$(2,972,975)

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

On January 14, 2015, the Company issued 300,000 shares of its common stock to JMJ Financial for the conversion of $3,000 of principal amount of a convertible note held by JMJ.

On April 30, 2015, the series “B” shareholders converted their entire shareholding of 106,000 Series “B” shares into 1,060,000 common shares at a conversion ratio of 10:1.

The shares of the Company’s common stock issued during the six month period ended June 30, 2015 as described above qualified for an exemption under Section 4(a)(2) of the Securities Act of 1933, because the issuance of shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in each of the issuances, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for the above securities transaction.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the six months ended June 30, 2015.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 14, 2015, William L. Sklar vacated his position as the Company’s Chief Financial Officer and the Company’s board of directors held a special meeting to appoint Shawn E. Leon to serve as the interim Chief Financial Officer until a permanent replacement could be found.

There is no other information required to be disclosed under this item which was not previously disclosed.

Table of Contents	28

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation *

101.DEF	Taxonomy Extension Definition *

101.LAB	Taxonomy Extension Labels *

101.PRE	Taxonomy Extension Presentation *

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENESTONE HEALTHCARE CORP.

Date:	August 19, 2015	By:	/s/ Shawn E. Leon
			Name:	Shawn E. Leon
			Title:	Chief Executive Officer
Chief Financial Officer
(Principal Executive Officer)
(Principal Financial and Principal Accounting Officer)

Table of Contents	29