Form 10-Q
period 2015-09-30
GREENESTONE HEALTHCARE CORP
filed 2015-11-13
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

As of November 9, 2015, there were 47,738,855 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Explanatory Note

Overview of Restatement

In this Quarterly Report on Form 10-Q, GreeneStone Healthcare Corporation (together with its subsidiaries, the “Company” or “GreeneStone”):

(a)	restates its unaudited Consolidated Statement of Operations and Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2014
(b)	amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the nine months ended September 30, 2014;

Background on the Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2015 the board of directors of the Company, in performance of its function as the audit committee, and in consultation with management, concluded that, because of errors identified in the Company’s previously issued financial statements for the nine months ended September 30, 2014, the Company would restate its previously issued financial statements.

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

In addition, the Company has restated its consolidated financial statements, to retroactively reflect the Company’s Board of Directors decision to dispose of its Endoscopy Division, as of and for the nine months ended September 30, 2014. The restated financial statements correct the following errors:

Beneficial Conversion Feature

During the fourth quarter of fiscal 2014, the Company identified an error as a result of not recognizing the beneficial conversion feature inherent in seventy five (75) mandatorily convertible notes issued between 2010 and 2012 to accredited investors; the beneficial conversion feature inherent in two (2) convertible notes issued to Asher Enterprises, Inc. during the second and third quarter of 2013; and the beneficial conversion feature inherent in five (5) convertible notes issued to JMJ Financial Group during the five quarters beginning with the period ended June 30, 2013 and ending in the period ended September 30, 2014.

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

Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods. Quarterly reports for fiscal 2015 will include restated results for the corresponding interim periods of fiscal 2014. All amounts in this Quarterly Report on Form 10-Q affected by the restatement adjustments reflect such amounts as restated.

Table of Contents	2

Item 1. Financial Statements.

GREENESTONE HEALTHCARE CORPORATION

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Stated in U.S. $ unless stated otherwise)

TABLE OF CONTENTS

Page

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	4
Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2015 and 2014 (as restated)	5
Unaudited Consolidated Statement of Changes in Stockholder’s Deficit	6
Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (as restated)	7-8
Notes to the Unaudited Consolidated Interim Financial Statements	9-25

Table of Contents	3

GREENESTONE HEALTHCARE CORPORATION
Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)

ASSETS
Current assets
Cash	$30,780	$88,152
Accounts receivable, net	41,725	164,832
Prepaid expenses	33,036	46,267
Due on sale of Subsidiary	483,489	493,806
Total current assets	589,030	793,057
Cash - Restricted	74,660	86,200
Fixed assets, net	212,522	256,543

Total assets	$876,212	$1,135,800

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$524,812	$808,971
Taxes payable	2,653,953	2,806,297
Deferred revenue	67,178	143,839
Current portion of loan payable	6,830	7,625
Short Term loan	—	29,758
Related party payables	9,441	51,336
Total current liabilities	3,262,214	3,847,826

Loan payable	10,837	18,460
Total liabilities	3,273,051	3,866,286

Stockholders' deficit
Preferred Stock - Series B; $0.01 par value, nil outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Common stock; $0.01 par value, 500,000,000 shares authorized; 47,738,855 and 46,131,764 shares issued and outstanding at September 30, 2015 and December 31, 2014 respectively	477,389	461,318
Additional paid-in capital	16,177,534	16,129,038
Accumulated other comprehensive income	816,605	245,187
Accumulated deficit	(19,868,367)	(19,566,029)
Total stockholders' deficit	(2,396,839)	(2,730,486)

Total liabilities and stockholders' deficit	$876,212	$1,135,800

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Table of Contents	4

GREENESTONE HEALTHCARE CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three months		Nine Months
	2015	2014	2015	2014
		(As Restated)		(As Restated)

Revenues	$848,767	$1,197,121	$2,477,413	$2,812,940

Operating expenses
Depreciation	22,863	20,718	70,303	61,861
General and administrative	115,902	193,813	534,807	540,508
Management fees	—	55	96,705	68,163
Professional fees	62,292	115,565	220,286	180,618
Rent	84,176	82,839	263,568	333,639
Salaries and wages	425,324	576,618	1,339,029	2,348,790
Total operating expenses	710,558	989,608	2,524,698	3,533,579

Operating income (loss)	138,209	207,513	(47,285)	(720,639)

Other income ( expense )
Other Expense	(11,785)	—	(11,785)	—
Interest income	23,872	—	23,872	—
Interest expense	(30,622)	(9,819)	(121,563)	(74,518)
Foreign exchange movements	(73,157)	—	(145,576)	—
Net income (loss) from continuing operations	46,516	197,693	(302,338)	(795,157)
Loss from discontinued operations, net of tax		(102,241)	—	(209,161)
Net income (loss) applicable to common shareholders	46,516	95,452	(302,338)	(1,004,318)
Accumulated other comprehensive loss
Foreign currency translation adjustment	240,531	124,131	571,418	131,505

Total comprehensive income (loss)	$287,047	$219,583	$269,080	$(872,813)

Basic and diluted loss per common share- continuing operations	$—	$—	$(0.01)	$(0.02)
Basic and diluted loss per common share- discontinued operations	$—	$—	$—	$—
Basic and diluted loss per common share	$—	$—	$(0.01)	$(0.02)

Weighted average outstanding - Basic	47,738,855	47,441,968	47,176,078	46,938,730
Weighted average outstanding - Diluted	47,738,855	47,468,182	47,176,078	46,938,730

 The accompanying notes are an integral part of the unaudited consolidated financial statements.

Table of Contents	5

GREENESTONE HEALTHCARE CORPORATION
Consolidated Statement of Changes in Stockholders' Deficit

	Preferred Series "B"		Common		Additional Paid	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	in Capital	(Loss) Income	Deficit	Total

Balance, December 31, 2013	—	$—	41,065,582	$410,656	$13,920,629	$264,135	$(17,665,756)	$(3,070,336)

Surrender of shares as part of sale of subsidiary	—	—	(2,408,268)	(24,083)	(253,417)	—	—	(277,500)
Disposition of subsidiary	—	—	—	—	1,104,407	(90,304)	—	1,014,103
Common stock issued for convertible notes	—	—	728,459	7,285	190,445	—	—	197,730
Common stock issued for short term note	—	—	2,245,991	22,460	104,616	—	—	127,076
Shares issued for cash	—	—	4,500,000	45,000	337,500			382,500
Stock option compensation	—	—			679,858	—	—	679,858
Beneficial conversion feature of debt issuances	—	—	—	—	45,000	—	—	45,000
Foreign currency translation	—	—	—	—	—	71,356	—	71,356
Net loss, year ended December 31, 2014	—	—	—	—	—	—	(1,900,273)	(1,900,273)
Balance at December 31, 2014	—	$—	46,131,764	$461,318	$16,129,038	$245,187	$(19,566,029)	$(2,730,486)

Shares issued for debt conversion	—	—	300,000	3,000	5,117	—	—	8,117
Shares issued for services	106,000	1,060	250,000	2,500	53,346	—	—	56,906
Conversion of Series "B" Preferred shares to common	(106,000)	(1,060)	1,060,000	10,600	(9,540)	—	—	—
Adjustments to previously issued shares for debt conversion, due to exchange adjustments	—	—	(2,909)	(29)	(427)	—	—	(456)
Foreign currency translation	—	—	—	—	—	571,418	—	571,418
Net loss, period ended September 30, 2015	—	—	—	—	—	—	(302,338)	(302,338)
Balance, September 30, 2015	—	$—	47,738,855	$477,389	$16,177,534	$816,605	$(19,868,367)	$(2,396,839)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Table of Contents	6

GREENESTONE HEALTHCARE CORPORATION
Consolidated Statements of Cash Flows
(Expressed in U.S. $)
(Unaudited)
	Nine Months ended September 30,
	2015	2014
		(As Restated)
Operating activities
Net loss applicable to common stockholders	$(302,338)	$(1,004,318)
Net loss from discontinued operations	—	209,161
Net loss from continuing operations	(302,338)	(795,157)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	70,303	61,861
Movement in bad debt provision	—	(12,078)
Stock issued for services	56,906	624,596
Other foreign exchange movements	(456)	—
Amortization of beneficial conversion feature	12,709	55,530
Changes in operating assets and liabilities
Accounts receivable	123,106	6,479
Taxes payable	(152,344)	167,599
Prepaid expenses	13,231	(11,286)
Due on sale of Subsidiary	10,317	—
Accounts payable and accrued liabilities	(284,159)	(17,365)
Deferred revenue	(76,661)	(18,929)
Net cash used in operating activities - continuing operations	(529,386)	61,250
Net cash used in operating activities - discontinued operations	—	(247,549)
Net cash used in operating activities	(529,386)	(186,299)

Investing activities
Purchase of fixed assets	(26,281)	(64,711)
Net cash used in investing activities - continuing operations	(26,281)	(64,711)
Net cash used in investing activities - discontinued operations	—	—
Net cash used in Investing activities	(26,281)	(64,711)

Financing activities
Change in restricted cash	11,540	4,730
Repayment of loan payable	(8,417)	(5,632)
Proceeds from convertible notes payable	—	105,000
Repayment of convertible note	(34,350)	—
Proceeds from the sale of common stock	—	382,503
Proceeds from related party notes	—	250,652
Repayment of related party notes	(41,876)	(111,766)
Net cash (used by) provided by financing activities - continuing operations	(73,123)	625,487
Net cash used by financing activities - discontinued operations	—	(401,244)
Net cash (used by) provided by Investing activities	(73,123)	224,243

Effect of exchange rate on cash	571,418	131,505

Net change in cash	(57,372)	104,738
Beginning cash balance (deficiency)	88,152	(126,073)
Ending cash balance ( excluding restricted )	$30,780	$(21,335)

Table of Contents	7

GREENESTONE HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(Expressed in U.S. $)

(Unaudited)

	Nine Months ended September 30,
	2015	2014
		(As Restated)
Supplemental cash flow information
Cash paid for interest	$10,703	$18,988
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Activities
Common stock issued on conversion of convertible notes	$8,117	$284,907
Common shares issued for conversion of Series B shares	$1,060	$—

See accompanying notes to the unaudited consolidated interim financial statements.

Table of Contents	8

 GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

1. Restatement of Previously Issued Financial Statements

The Company has restated its consolidated financial statements for the nine months ended September 30, 2014.

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

Beneficial Conversion Feature

During the fourth quarter of fiscal 2014, the Company identified an error as a result of not recognizing the beneficial conversion feature inherent in seventy five (75) mandatorily convertible notes issued between 2010 and 2012 to accredited investors; the beneficial conversion feature inherent in two (2) convertible notes issued to Asher Enterprises, Inc. during the second and third quarter of 2013; and the beneficial conversion feature inherent in five (5) convertible notes issued to JMJ Financial Group during the five quarters beginning with the period ended June 30, 2013 and ending in the period ended September 30, 2014.

Employee Option Incentive Grants

During the fourth quarter of fiscal 2014, the Company identified an error as a result of not recognizing the costs of employee option incentive granted during the second quarter of 2012 and which terminated during the second quarter of 2014.

The restated consolidated Balance Sheet as of September 30, 2014 and the restated Consolidated Statements of Operations and Cash Flows for the three and nine months ended September 30, 2014 are presented below:

Table of Contents	9

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

1. Restatement of Previously Issued Financial Statements (continued)

Unaudited Restated Consolidated Balance Sheet as at September 30, 2014

GREENESTONE HEALTHCARE CORPORATION
RESTATEMENT OF BALANCE SHEET AT SEPTEMBER 30, 2014
	As previously reported on Form 10-Q	Opening Deficit	Beneficial Conversion feature	Compensation	As Restated
ASSETS
CURRENT ASSETS
Cash	$—	$—	$—	$—	$—
Accounts receivable, net	200,103	—	—	—	200,103
Prepaid expenses	95,810	—	—	—	95,810
Current assets held for resale	354,986	—	—	—	354,986
Total current assets	650,899	—	—	—	650,899

NON-CURRENT ASSETS
Cash - Restricted	89,290	—	—	—	89,290
Fixed assets, net	286,096	—	—	—	286,096
Long term assets held for resale	220,574	—	—	—	220,574
Total assets	$1,246,859	$—	$—	$—	$1,246,859

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$21,335	$—	$—	$—	$21,335
Accounts payable and accrued liabilities	423,242	—	—	—	423,242
Taxes payable	2,539,518	—	—	—	2,539,518
Deferred revenue	88,546	—	—	—	88,546
Short Term loan	82,962	(34,357)	10,530	—	59,135
Current portion of loan payable	7,811	—	—	—	7,811
Related party notes	394,998	—	—	—	394,998
Current liabilities held for resale	297,286	—	—	—	297,286
Total current liabilities	3,855,698	(34,357)	10,530	—	3,831,871

NON-CURRENT LIABILITIES
Loan payable	21,130	—	—	—	21,130
Total liabilities	3,876,828	(34,357)	10,530	—	3,853,001
STOCKHOLDERS' DEFICIT
Common stock; $0.01 par value, 100,000,000 shares authorized; 47,693,055 and 41,065,564 shares issued and outstanding as of September 30, 2014 and December 31, 2013 respectively	476,930	—	—	—	476,930
Additional paid-in capital	8,756,610	4,150,113	45,000	624,596	13,576,319
Accumulated other comprehensive loss	395,640	—	—	—	395,640
Accumulated deficit	(12,259,149)	(4,115,756)	(55,530)	(624,596)	(17,055,031)
Total stockholders' deficit	(2,629,969)	34,357	(10,530)	—	(2,606,142)

Total liabilities and stockholders' deficit	$1,246,859	$—	$—	$—	$1,246,859

Table of Contents	10

 GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

1. Restatement of Previously Issued Financial Statements (continued)

Unaudited Restated Consolidated Income Statement for the Three Months Ended September 30, 2014

GREENESTONE HEALTHCARE CORPORATION

RESTATEMENT OF INCOME STATEMENT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

	As previously reported on Form 10-Q	Beneficial Conversion feature	Compensation	As Restated

Revenue	$1,197,121	$—	$—	$1,197,121
Cost of Services Provided	—	—	—	—
Gross margin	1,197,121	—	—	1,197,121

Operating expenses
Depreciation	20,718	—	—	20,718
General and administrative	193,813	—	—	193,813
Management fees	55	—	—	55
Professional fees	115,565	—	—	115,565
Rent	82,839	—	—	82,839
Salaries and wages	576,618	—	—	576,618
Total operating expenses	989,608	—	—	989,608

Net operating loss	207,513	—	—	207,513

Interest expense	2,640	(12,459)	—	(9,819)

Net loss from continuing operations	210,152	(12,459)	—	197,693

Net operating loss from discontinued operations	(102,241)	—	—	(102,241)

Net loss applicable to common stockholders'	107,911	(12,459)	—	95,452

Foreign currency translation adjustment	124,131	—	—	124,131

Total comprehensive income/(loss)	$232,042	$(12,459)	$—	$219,583

Table of Contents	11

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

1. Restatement of Previously Issued Financial Statements (continued)

Unaudited Restated Consolidated Income Statement for the Nine Months Ended September 30, 2014

GREENESTONE HEALTHCARE CORPORATION

RESTATEMENT OF INCOME STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

	As previously reported on Form 10-Q	Beneficial Conversion feature	Compensation	As Restated

Revenue	$2,812,940	$—	$—	$2,812,940
Cost of Services Provided	—	—	—	—
Gross margin	2,812,940	—	—	2,812,940

Operating expenses
Depreciation	61,861	—	—	61,861
General and administrative	540,508	—	—	540,508
Management fees	68,163	—	—	68,163
Professional fees	180,618	—	—	180,618
Rent	333,639	—	—	333,639
Salaries and wages	1,724,194	—	624,596	2,348,790
Total operating expenses	2,908,983	—	624,596	3,533,579

Net operating loss	(96,043)	—	(624,596)	(720,639)

Interest expense	(18,988)	(55,530)	—	(74,518)

Net loss from continuing operations	(115,031)	(55,530)	(624,596)	(795,157)

Net operating loss from discontinued operations	(209,161)	—	—	(209,161)

Net loss applicable to common stockholders'	(324,192)	(55,530)	(624,596)	(1,004,318)

Foreign currency translation adjustment	131,505	—	—	131,505

Total comprehensive income/(loss)	$(192,687)	$(55,530)	$(624,596)	$(872,813)

Table of Contents	12

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

1. Restatement of Previously Issued Financial Statements (continued)

Unaudited Restated Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2014

GREENESTONE HEALTHCARE CORPORATION

RESTATEMENT OF CASH FLOW STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

	As previously reported on Form 10-Q	Beneficial Conversion feature	Compensation	As Restated
Operating activities
Net loss applicable to common stockholders'	$(324,192)	$(55,530)	$(624,596)	$(1,004,318)
Net loss from discontinued operations	209,161	—	—	209,161
Net loss - continuing operations	(115,031)	(55,530)	(624,596)	(795,157)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	61,861	—	—	61,861
Movement in bad debts provision	(12,078)	—	—	(12,078)
Stock issued for services	—	—	624,596	624,596
Amortization of beneficial conversion feature	—	55,530	—	55,530
Changes in operating assets and liabilities
Accounts receivable	6,479	—	—	6,479
Prepaid expenses	(11,286)	—	—	(11,286)
Accounts payable and accrued liabilities	(17,365)	—	—	(17,365)
Taxes payable	167,599	—	—	167,599
Deferred revenue	(18,929)	—	—	(18,929)
Net cash provided by operating activities - continuing operations	61,250	—	—	61,250
Net cash used in operating activities - discontinued operations	(247,549)	—	—	(247,549)
Net cash used in operating activities	(186,299)	—	—	(186,299)

Investing activities
Purchase of fixed assets	(64,711)	—	—	(64,711)
Net cash used in investing activities - continuing operations	(64,711)	—	—	(64,711)
Net cash used in investing activities - discontinued operations	—	—	—	—
Net cash used in investing activities	(64,711)	—	—	(64,711)

Financing activities
Change in restricted cash	(5,632)	—	—	(5,632)
Repayment of loan payable	4,730	—	—	4,730
Proceeds from convertible notes payable	105,000	—	—	105,000
Proceeds from issuance of common stock	382,503	—	—	382,503
Proceeds from related party notes	250,652	—	—	250,652
Repayment of related party notes	(111,766)	—	—	(111,766)
Net cash provided by financing activities - continuing operations	625,487	—	—	625,487
Net cash used in financing activities - discontinued operations	(401,244)	—	—	(401,244)
Net cash provided by in financing activities	224,243	—	—	224,243

Effect of exchange rate on cash	131,505	—	—	131,505
Net change in cash	104,738	—	—	104,738
Beginning cash balance (deficiency)	(126,073)	—	—	(126,073)
Ending cash balance ( excluding restricted )	$(21,335)	$—	$—	$(21,335)

Table of Contents	13

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

2. Nature of business

GreeneStone Healthcare Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective May 2012, the Company changed its corporate name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation. As at September 30, 2015, the Company owns 100% of the outstanding shares of Greenstone Clinic Muskoka Inc., which was incorporated in 2010 under the laws of the Province of Ontario, Canada. Greenstone Clinic Muskoka Inc. provides medical services to various patients in clinics located in the regional municipality of Muskoka, Ontario, Canada.

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

3. Going concern

The Company’s consolidated interim financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at September 30, 2015 the Company has a working capital deficiency of $2,673,184 and accumulated deficit of $19,868,367. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures, including past due payroll and sales tax payments, as well as estimated penalties and interest, over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and, or debt financing in order to implement its business plan. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated interim financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

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

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

4. Significant accounting policies (continued)

a) Principals of consolidation and foreign currency translation

The accompanying consolidated interim financial statements include the accounts of the Company, and its subsidiary. All inter-company transactions and balances have been eliminated on consolidation.

The Company’s subsidiary functional currency is the Canadian dollar, while the Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into US dollars in accordance with ASC 830, "Foreign Currency Translation" as follows:

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

The relevant translation rates are as follows:

·	For the nine month period ended September 30, 2015 the closing exchange rate was US$ 0.7466 to CDN$1.00 and the average rate was US$ 0.7946 to CDN$1.00
·	For the nine month period ended September 30, 2014 the closing exchange rate was US$ 0.8929 to CDN$1.00 and the average rate was US$0.9137 to CDN$1.00.

b) Revenue recognition

The Company recognizes revenue from the rendering of services when they are earned; Specifically when all of the following conditions are met:

•	the significant risks and rewards of ownership are transferred to customers and the Company retains neither continuing involvement nor effective control;
•	there is clear evidence that an arrangement exists;
•	the amount of revenue and related costs can be measured reliably; and
•	it is probable that the economic benefits associated with the transaction will flow to the Company.

In particular, the Company recognizes:

•	Fees for in-patient addiction treatments proportionately over the term of the patient’s treatment.

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

d) Non-monetary transactions

The Company’s policy is to measure an asset exchanged or transferred in a non-monetary transaction at the more reliable measurement of the fair value of the asset given up and the fair value of the asset received, unless:

i)	The transaction lacks commercial substance;
ii)	the transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange;
iii)	neither the fair value of the asset received nor the fair value of the asset given up is reliably measurable; or
iv)	the transaction is a non-monetary, non-reciprocal transfer to owners that represents a spin-off or other form of restructuring or liquidation.

e) Cash

The Company's policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition.

The Company has $74,660 in restricted cash held by their bank to cover against the possibility of services not performed.

f) Accounts receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. At September 30, 2015 and December 31, 2014, the Company has $nil and $27,294 of allowance for doubtful accounts, respectively.

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

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

4. Significant accounting policies (continued)

g) Financial instruments (continued)

Financial liabilities measured at amortized cost include bank indebtedness, accounts payable and accrued liabilities, harmonized sales tax payable, withholding taxes payable, convertible notes payable, loan payable and related party notes. Financial assets measured at cost are tested for impairment when there are indicators of impairment. The amount of the write down is recognized in net income. The previously recognized impairment loss may be reversed to the extent of the improvement, directly or by adjusting the allowance account, provided it is no greater than the amount that would have been reported at the date of the reversal had the impairment not been recognized previously. The amount of the reversal is recognized in net income. The Company recognizes its transaction costs in net income in the period incurred. However, financial instruments that will not be subsequently measured at fair value are adjusted by the transaction costs that are directly attributable to their origination, issuance or assumption.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 - Observable inputs such as quoted prices in active markets;

Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 - Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have assets or liabilities measured at fair value on a recurring basis at September 30, 2015. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the nine month period ended September 30, 2015.

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

k) Earnings per share information

FASB ASC 260-10, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the nine months ended September 30, 2015.

l) Share based expenses

ASC 718-10 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights that may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

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

 In August 2015, FASB issued Accounting Standards Update ("ASU..) No.2015-14, ..Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should appl) the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU o. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in v.hich the entit, first applies the guidance in ASU o. 2014-09. We are current!, reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In September 2015, FASB issued Accounting Standards Update (..ASU"") o. 2015-16, "'Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record. in the same period·s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update v. ith earlier application permitted for financial statements that have not been issued. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not yet been made available for issuance. We are currently reviewing the provisions of this ASU to determine if there will be an, impact on our results of operations, cash flows or financial condition

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

6. Financial instruments

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company's risk exposure and concentrations at the balance sheet date, September 30, 2015.

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

Credit risk associated with accounts receivable of Greenstone Clinic Muskoka Inc. is mitigated due to the number of customers with balances outstanding, credit checks performed on our customers and frequent reviews of receivables to ensure timely collection.

In the opinion of management, credit risk associated with accounts receivable is assessed as low, is not material and remains unchanged from the prior year.

(b) Liquidity risk capital

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $2,673,184 and accumulated deficit of $19,868,367. As disclosed in note 3 above, the Company may be required to raise additional in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year. The Company ensures that financial liabilities are placed with a financial institution with a high credit rating in order to mitigate the risk. There is a concentration risk associated with the bank indebtedness since the Company uses one financial institution.

(c) Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

i. Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company has a low exposure to interest rate risk on its bank indebtedness as there is no bank indebtedness at September 30, 2015. This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

ii. Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as its subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. Most of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at September 30, 2015, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $8,400 increase or decrease in the Company’s after-tax net loss from continuing operations. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

7. Accounts receivable

The consolidated accounts receivable balance consists primarily of amounts due from the following parties:

	September 30, 2015	December 31, 2014

Treatment program	$41,725	$175,585
Outpatient services	—	16,541
	41,725	192,126
Allowance for bad debts	—	(27,294)
	$41,725	$164,832

8. Due from the sale of Subsidiary

On December 17, 2014, the Company completed the sale of all the outstanding shares of the Endoscopy clinic, for the sum of CDN$1,282,002, comprised of the agreed purchase price of CDN$1,250,000 and the acquisition of net assets at closing of CDN$32,002 The sale price of CDN$1,282,002 included the assumption by the buyer of debt in the same amount as the sale price, which debt is owed by the Endoscopy clinic to the Company in the amount of CDN$895,460 and to the buyer of CDN$386,542. At closing, the buyer offset the assumed debt to the registrants of CDN$895,460 by CDN$277,500 through the cancellation of 2,408,268 shares of the Company’s common stock, for a net amount due to the Company of CDN$617,960. This debt is owed by the buyer to the Company in the form of an interest bearing note with a coupon of 5% per annum. The note was originally due on June 30, 2015 which was recently extended to December 31, 2015. The amount outstanding of CDN$617,960 was revalued at US$461,369 and US$493,806 as of September 30, 2015 and December 31, 2014, respectively. The interest due on the note amounted to CDN$29,628 as of September 30, 2015 and was revalued at US$22,120 as of September 30, 2015. Management has evaluated this receivable and believes that this receivable is collectible and no reserve is deemed necessary.

The amount due on the sale if subsidiary is as follows:

	September 30, 2015	December 31, 2014

Note payable	$461,369	$493,806
Accrued interest	22,120	—
	$483,489	$493,806

Table of Contents	21

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

9. Fixed assets

Fixed assets consist of the following:

			Net Book Value
	Cost	Accumulated Amortization	September 30, 2015	December 31, 2014

Computer equipment	$21,278	$(14,745)	$6,533	$7,352
Computer software	9,848	(3,693)	6,155	—
Furniture and equipment	351,210	(248,350)	102,860	114,306
Medical equipment	4,490	(3,356)	1,134	1,391
Vehicles	64,175	(40,723)	23,452	40,023
Leasehold improvements	142,793	(70,405)	72,388	93,471
	$593,794	$(381,272)	$212,522	$256,543

10. Loans payable

The Company has an automobile loan payable bearing interest at 4.49% with blended monthly payments of CAN$835 that matures March 2018. The loan is secured by a vehicle with a net book value as at September 30, 2015 of $ 13,566.

	September 30, 2015	December 31, 2014

Short term portion of automobile loan payable	$6,830	$7,625
Long term portion of automobile loan payable	10,837	18,460
	$17,667	$26,085

Estimated principal re-payments are as follows:

Amount

2015	$1,679
2016	6,907
2017	7,224
2018	1,857
$17,667

11. Short-term convertible loan

In May 2013 the company entered into a promissory note of up to $500,000 where the maturity date is one year after the lender provides the borrower with funds. A one-time interest rate of 12% is applied in case of non-payment within the initial 90 days. The note is convertible at the lesser of $0.30 or 70% of the lowest trading price in the 25 trading days prior to conversion. In 2014 the Company received $105,000 in proceeds and converted $127,076 into 2,245,991 shares of common stock. As of December 31, 2014 the net balance of this loan amounted to $30,258 comprised of a principal balance of $42,466 and a net debt discount of $12,208. During the nine months ended September 30, 2015 the Company made cash payments amounting to $34,350 principal plus interest of $6,870 and converted $8,117 through the issuance of 300,000 shares of common stock to repay the loan in full.

Table of Contents	22

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

12. Taxes payable

The Company has taxes, interest and penalties payable at September 30, 2015 and December 31, 2014 as follows:

	September 30, 2015	December 31, 2014

Harmonized sales tax	$527,483	$590,919
Payroll taxes	1,976,470	2,065,378
US Taxes and penalties	150,000	150,000
	$2,653,953	$2,806,297

The Company intends to raise funds to settle the outstanding tax liabilities. There is no guarantee that we will raise sufficient funds to  settle the outstanding liability within the next twelve months.

13. Related party transactions

A portion of related party notes is due to Greenstone Clinic Inc. in the amount of $66,878 and $84,736 as of September 30, 2015 and December 31, 2014, respectively. The Company is related to Greenstone Clinic Inc. as it is controlled by one of the Company’s directors. The balance owing is non-interest bearing, not secured and has no specified terms of repayment.

The Company also has a receivable balance of $48,400 due from one of the Company’s directors and a short-term receivable from the Endoscopy Clinic, which was recently sold, of $9,037. Both of these related party receivables are non-interest bearing, and have no specific repayment terms

The Company had management fees totaling $96,705 and $68,163 during the nine months ended September 30, 2015 and 2014, respectively to the director (Greenstone Clinic Inc.) for services, which are included in management fees.

The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. at market terms. The Company had rental expense amounting to $263,568 and $333,639 during the nine months ended September 30, 2015 and 2014, respectively. Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder being a director of the Company.

All related party transactions occur in the normal course of operations and are measured at the exchange amount, as agreed upon by the related parties.

14. Stockholders’ deficit

Common shares

Authorized

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

On March 25, 2013, the Company filed a certificate of Amendment with the Colorado Secretary of State to increase the aggregate number of shares which the Company has the authority to issue to five hundred million (500,000,000) common shares, issued at $0.01 par value per share from 100,000,000 common shares with par value at $0.01. The amendment was approved by the Colorado Secretary of State on March 26, 2013.

Issued and outstanding

The Company has a total of 47,738,855 and 46,131,764 issued and outstanding common shares as at September 30, 2015 and December 31, 2014, respectively.

Table of Contents	23

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

14. Stockholders’ deficit (continued)

The Company issued 300,000 shares of its common stock to satisfy its obligations under the conversion of an aggregate principal amount of $8,117 of convertible promissory notes for the nine months ended September 30, 2015.

The Company adjusted previously issued 2,909 common shares pursuant to convertible note conversions to reflect currency exchange differences.

The Company issued 250,000 shares of its common stock as compensation for $25,000 of services rendered for the nine months ended September 30, 2015.

The holders of 106,000 Series “B” preferred shares converted their shares into 1,060,000 common shares on April 30, 2015 at a conversion factor of 10:1.

Preferred shares

Authorized

On March 25, 2013, the Company, under the certificate of amendment filed above also to authorize three million (3,000,000) series A convertible preferred shares with a par value of $0.01 per share, and also to authorize ten million (10,000,000) series B convertible preferred shares, par value $0.01 per share. Each series B convertible preferred share is convertible into 10 Common shares. The amendment was approved by the Colorado Secretary of State on March 26, 2013.

Issued and outstanding

The Company had no issued and outstanding preferred shares as at September 30, 2015.

The holders of 106,000 Series “B” preferred shares converted their shares into 1,060,000 common shares on April 30, 2015 at a conversion factor of 10:1.

The options outstanding are as follows as of September 30, 2015:

	Number of options outstanding	Weighted average exercise price per share

Outstanding at December 31, 2014	6,780,000	$0.139
Granted	—	—
Cancelled/forfeited	—	—
Expired	—	—
Exercised	—	—
Outstanding at September 30, 2015	6,780,000	$0.139

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

GREENESTONE HEALTHCARE CORPORATION

Notes to the Unaudited Consolidated Financial Statements

15. Income taxes (continued)

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the nine months ended September 30, 2015, applicable under ASC 740. As a result of the adoption of ASC 740, the Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The components of the Company’s future tax asset as at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014

Net operating loss carry forward	$19,868,367	$19,566,029
Valuation allowance	(19,868,367)	(19,566,029)
Outstanding at September 30, 2015	$—	$—

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	September 30, 2015	December 31, 2014

Tax benefit at statutory rate	$105,818	$570,870
Valuation allowance	(105,818)	(570,870)
Net future tax asset	$—	$—

The Company did not pay any income taxes during the nine month period ended September 30, 2015 and the year ended December 31, 2014.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the quarter ended September 30, 2015.

Plan of Operation

During the next twelve months, the Company plans to continue its operations as a provider of addiction treatment services, and to expand by way of acquisition of new facilities.

The Company believes that it will need a minimum of $3,000,000 to cover its planned operations over the next 12 months. This estimate includes (i) $250,000 for marketing and (ii) $2,750,000 for tax obligations.

Results of Operations

For the three Months Ended September 30, 2015 and the three months ended September 30, 2014

Revenue

During the three months ended September 30, 2015, revenues decreased to $848,767 from $1,197,121 during the three months ended September 30, 2014, a decrease of $348,354. This decrease is primarily due to the Cdn$ – US$ exchange rate as the Company receives its revenues in Canadian dollars and the nine month exchange average is down 12 cents versus prior year, in addition management is focused on generating more profitable revenues.

Operating Expenses

Operating expenses for the three months ended September 30, 2015, were $710,558, compared to $989,608 for the three months ended September 30, 2014, a decrease of $279,050, the decrease can be attributed to; i) a decrease in the average exchange rate between the Canadian Dollar and the US Dollar of approximately $130,000; and ii) a decrease in salaries expense and general administrative expenses associated with the Muskoka clinic.

Table of Contents	26

Other Expense

Other expense consist of the elimination of minor receivables balances on the disposal of the Endoscopy clinics in the prior year.

Interest income

Interest income represents the interest receivable on the note receivable on the sale of the Endoscopy unit during the prior year.

Interest Expense

Interest expense primarily consists of an accrual for interest on the outstanding payroll tax liability.

Foreign exchange movements

Foreign exchange movements arise due to the revaluation of balances between Greenstone Healthcare Corporation and its wholly owned company, Greenstone Clinic Muskoka and a receivable from the sale of the Endoscopy clinic which is denominated in Canadian Dollars. The charge for the current quarter is due to the relative strength of the US Dollar.

Net Income (loss) from Continuing Operations

The net income from continuing operations was $46,516, compared to $197,693 during the three months ended September 30, 2015 and 2014, respectively, a decrease of $151,177 due to the reasons discussed above.

Net Loss from Discontinued Operations

During the three months ended September 30, 2015, the net loss from discontinued operations was $nil, compared to a loss of $102,241 during the three months ended September 30, 2014.

For the Nine Months Ended September 30, 2015, Compared to the Nine Months Ended September 30, 2014

Revenue

Revenues were $2,477,413 and $2,812,940 for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $335,527. The decrease in revenues is primarily affected by the relative strength of the US Dollar over the Canadian $, with revenues from the clinic’s core line of business actually increasing 5% in Canadian Dollars, offset by a revenue decline of approximately CDN$120,000 in the aftercare line of business.

Operating Expenses

Operating expenses for the nine months ended September 30, 2015, were $2,524,698, compared to $3,533,579 for the nine months ended September 30, 2014, a decrease of $1,008,881. The 2014 expenses included $624,596 compensation expense for options issued to a former employee. There was no comparable expense during 2015, the remainder of the decrease is due to lower salary and general and administrative costs, and the effects of the relative strength of the US dollar over the prior year.

Other Expense

Other expense consist of the elimination of minor receivables balances on the disposal of the Endoscopy clinics in the prior year.

Interest income

Interest income represents the interest receivable on the note receivable on the sale of the Endoscopy unit during the prior year.

Interest Expense

Interest expense primarily consists of an accrual for interest on the outstanding payroll tax liability.

Foreign exchange movements

Foreign exchange movements arise due to the revaluation of balances between Greenstone Healthcare Corporation and its wholly owned company, Greenstone Clinic Muskoka and a receivable from the sale of the Endoscopy clinic which is denominated in Canadian Dollars. The charge for the current quarter is due to the relative strength of the US Dollar.

Table of Contents	27

Net loss from Continuing Operations

The net loss from continuing operations was $302,338, compared to $1,004,318 during the nine months ended September 30, 2015 and 2014, respectively, a decrease of $701,980 due to the reasons discussed above.

Net Loss from Discontinued Operations

During the nine months ended September 30, 2015, the net loss from discontinued operations was $nil, compared to a loss of $200,161 during the nine months ended September 30, 2014.

Liquidity and Capital Resources

The following table summarizes working capital at September 30, 2015

September 30, 2015

Current assets	$589,030
Current liabilities	3,262,214
Working capital deficit	$2,673,184

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

Table of Contents	28

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

The shares of the Company’s common stock issued during the nine month period ended September 30, 2015 as described above qualified for an exemption under Section 4(a)(2) of the Securities Act of 1933, because the issuance of shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in each of the issuances, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for the above securities transaction.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the nine months ended September 30, 2015.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Table of Contents	29

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation *

101.DEF	Taxonomy Extension Definition *

101.LAB	Taxonomy Extension Labels *

101.PRE	Taxonomy Extension Presentation *

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name: Shawn E. Leon
Title: Chief Executive Officer
Chief Financial Officer
(Principal Executive Officer)
(Principal Financial and Principal Accounting Officer)

GREENESTONE HEALTHCARE CORP.

Date:	November 13, 2015	By: /s/ Shawn E. Leon

Table of Contents	30