Form 10-K
period 2015-12-31
GREENESTONE HEALTHCARE CORP
filed 2016-04-14
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number: 000-15078

GreeneStone Healthcare Corporation

(Exact name of registrant as specified in its charter)

Colorado 84-1227328

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

5734 Yonge Street, Suite 300

North York, Ontario, Canada M2M 4E7

(Address of principal executive offices)

(416) 222-5501

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Act:

Common Stock, $0.01 par value per share

(Title of class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X] Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes[X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant on June 30, 2015, based on a closing price of $0.03 was approximately $1,226,511. As of April 10, 2015, the registrant had 47,738,855 shares of its common stock, par value $0.01 per share, outstanding.

GREENESTONE HEALTHCARE CORPORATION

YEAR ENDED DECEMBER 31, 2015

 PART I

Item 1. Business.

Company History

GreeneStone Healthcare Corporation, a Colorado corporation was incorporated under the laws of the State of Colorado on April 1, 1993 (“Greenestone” or the “Company”), and is the surviving company of a merger, effective February 1, 1995, between the Company and Nova Natural Resources Corporation, a Delaware corporation (“Nova Delaware”). The merger was effectuated solely for the purpose of changing the Company’s domicile from Delaware to Colorado. At all times prior to 2001, the Company was engaged in the oil and gas exploration business. Nova Delaware was the successor entity to Nova Petroleum Corporation, a Delaware corporation, and Power Resources Corporation, a Delaware corporation, which merged in 1986 (“the 1986 Merger”). Prior to the 1986 Merger, Nova Petroleum Corporation and Power Resources Corporation had operated since 1979 and 1972, respectively. In 2001, the Company entered into the electronics business and this business was active in 2001 and 2002, as part of the Torita Group. After 2002, the Company continued with various stages of development in this business until 2010.

Recent Developments

On December 29, 2015 the Company entered into a nonbinding Letter of Intent (the “LOI”) with Aurora Recovery Centre LP (“ALP” for the purchase of certain assets of ALP. This LOI has expired and the proposed transaction will not proceed.

In February 2015, the Company finalized the terms for the acquisition of the property currently leased by the Company. The property, which is the location of GreeneStone's Muskoka addiction treatment center, encompasses approximately 48,000 square feet of buildings on 43 acres and is adjacent to Lake Muskoka in Ontario. The property has 11 separate buildings, including five detox suites, 29 residential suites, staff cottages with 13 individual bedrooms, a self-contained fitness center, kitchen and dining facilities, and several meeting and therapy rooms. Additional facilities include an indoor and outdoor pool, a tennis court, a volleyball court, a running track and nature trails. As of the date of this annual report, the Company is addressing certain due diligence items which are being resolved and once the requisite funds have been raised the transaction will be consummated.

The purchase price for the property consists of the following; i) CAD$5,500,000 which will be funded by a mortgage bond over the property; and ii) the issue of 50,000,000 common shares in the Company, at the market price of the shares on the date of closing.

Change in Operations

On April 1, 2010, the Company, pursuant to Board of Directors resolution, changed its principal operations from development stage electronics to healthcare services. On March 29, 2010, the Company entered into a one year consulting agreement with Greenestone Clinic Inc., a Canadian corporation (“Greenestone Clinic”), whereby Greenestone Clinic provided consulting services for the Company’s development and operation of medical clinics in the province of Ontario, Canada. Specifically, Greenestone provided medical and business expertise in the initial startup of private clinics and technical assistance to ensure that the clinics were in compliance with governmental policy and procedure requirements as well as any operational requirements. At the time of entering into this consulting agreement, Greenestone Clinic operated a clinic at the Muskoka property now housing its addiction treatment clinic and provided endoscopy services that the Company had planned to offer in its first Ontario medical clinic.

Table of Contents	1

On May 15, 2010, the Company secured a sublease of space (which was previously the Rothbart Pain Clinic) of approximately 8,000 sq. ft. to be used as the Company’s executive offices and to run an endoscopy clinic, which was subsequently sold. The Company started offering medical services in June 2010, offering various medical services, including endoscopy, cardiology and executive medicals, which services were subsequently sold as part of the sale of our subsidiary, 1816191 Ontario (“1816191”) during December 2014.

In March 2011, Greenestone Clinic, a former Company consultant, gave up the premises in Bala, Ontario, previously leased by Greenestone Clinic and operated as a private medical resort and also allowed the Company to do business using the “GreeneStone” name. The Company, through its wholly owned subsidiary GreeneStone Clinic Muskoka Inc. (“GreeneStone Muskoka”) entered into a lease with the owner of the Muskoka premises on April 1, 2011. The Company offers only mental health and addiction treatment services at this location which operates as an in-patient addiction treatment center.

On December 17, 2014, the Company completed the sale of all of the outstanding shares of its subsidiary, 1816191, for the sum of CAD$1,282,002, comprised of the agreed purchase price of CAD$1,250,000 and the acquisition of net assets at closing of CAD$32,002. The sale was made pursuant to a Share Purchase Agreement, dated October 6, 2014, by and between the Company and Jaintheelal Parekh Medicine Professional Corporation (“Jaintheelal”). The Company and Jaintheelal entered into a revised Share Purchase Agreement on December 16, 2014.

Jaintheelal is owned by Dr. Jay Parekh, the Company’s former Medical director in charge of Endoscopy. The sale price of CAD$1,282,002 included the assumption by Jaintheelal of debt in the same amount as the sale price, which debt was owed by 1816191 to the Company in the amount of CAD$895,496 and to Jaintheelal of CAD$386,542. At closing, Jaintheelal offset the assumed debt to the registrant of CAD$895,496 by US$277,500 through the cancellation of 2,408,268 shares of the Company’s common stock, for a net amount due to the Company of US$493,807. The remainder of the assumed debt owed by 1816191 to the Company was originally due to the Company on June 30, 2015, which due date was extended to December 31, 2015, this loan has not been extended beyond this date as of the date hereof, is in the form of an interest bearing note with a coupon of 5% per annum.

The Company’s principal operations are now the provision of addiction treatment services.

Corporate Structure

The Company currently has one, wholly owned, operating subsidiary, GreeneStone Muskoka.

GreeneStone Muskoka Treatment Center

On February 1, 2011, Dr. Paul Garfunkel was retained on a six-month consulting contract to advise the Company on its plan to go into the addiction treatment business. Dr. Garfunkel formed a Clinical Advisory Group (“CAG”) including himself, Dr. Clive Chamberlain, Dr. Greg Donahue and Janice Harris R.N. The CAG created the mission and protocols for the addiction treatment business and was tasked to hire a leader for the addiction treatment business.

On April 1, 2011, the Company through GreeneStone Muskoka, entered into a lease (the “Bala Lease”) with Cranberry Cove Holdings Ltd. (“Cranberry”), the owner of the Bala, Ontario property (the “Bala Property”) in order to operate a mental health and addiction treatment center at the property. On April 1, 2011 (the “Purchase Date”), GreeneStone Muskoka purchased all of the assets of Greenestone Clinic that were previously used for the operation of the executive medical center located at the Bala Property. This gave GreeneStone Muskoka a turnkey opportunity to start up its addiction treatment business (the “GreeneStone Muskoka Treatment Center”).

On April 1, 2011, Dr. Susan K. Blank was hired under a one-year contract to run the GreeneStone Muskoka Treatment Center. Dr. Blank worked with the CAG to refine the mission and protocols for the GreeneStone Muskoka Treatment Center and worked on the policies and procedures for the operation of the treatment center.

Table of Contents	2

In August 2011, the GreeneStone Muskoka Treatment Center began providing addiction treatment services and took its first paying clients. The GreeneStone Muskoka Treatment Center offers clients a 45day program that costs between CAD$27,000 and CAD$37,000 per treatment period. Treatment is individualized, providing the first two weeks of treatment, with an assessment thereafter and often, a recommendation to extend treatment. The treatment offered is concurrent, with addiction and co-occurring mental health disorders treated at the same time. The center has a 36 bed capacity and can easily be expanded beyond that capacity. Treatment consists of group and individual therapy, as well as recreation therapy. Clients are taught about nutrition and are provided with nutritious food while in treatment.

In November of 2011, the CAG was disbanded after achieving its goals. In March 2012, Dr. Blank and two contract therapists, all of whom were from the United States, were replaced by a more permanent team of Canadian doctors and therapists.

Employees

As of December 31, 2015, GreeneStone Healthcare Corporation had no employees and its subsidiary GreeneStone Clinic Muskoka had approximately 32 employees.

Marketing

The addiction treatment business operates as a private pay service. The customers get no government or OHIP subsidy to attend our treatment facility. The decision to attend the treatment center is made by each individual, making it important to market our services to the individual. There are a large number of mental health professionals that refer to the treatment center and we ensure that we maintain contact with and market to these professionals. Our marketing efforts are long term processes of establishing relationships with relevant professionals and our treatment staff. We use industry specific conferences and functions to network with these professionals.

Approximately 70% of our clients are sourced via the Internet. This is the single biggest focus for our marketing team, Search Engine Optimization (SEO) is very important and the Company aggressively seeks the maximum cost/benefit relationships with specialist firms in this field. We believe our marketing efforts are successful and effective.

Competition

The private pay addiction treatment business is not well established in Canada and there are only a few competitors that provide these services. Two of the biggest providers are also government hospital licensed facilities, that do both OHIP insured services and privately paid services. Most hospitals have a mental health unit that can handle detoxification, but do not provide addiction treatment programs. There is only one large competitor with a similar offering to GreeneStone Muskoka, located on the west coast of Canada. There are hundreds of private paid facilities in the United States and they collectively, represent a major competitor for those with the ability to pay for addiction services. Addiction service facilities in the United States that offer the same level of treatment offered by our Company are generally 50% to 100% more expensive than we are. We believe that travel to the United States by potential customers with potential travel restrictions as well as the higher cost eliminates many U.S. facilities as competition.

Environmental Regulations

The Company is not currently subject to any pending administrative or judicial enforcement proceedings arising under environmental laws or regulations. Environmental laws and regulations may be adopted in the future which may have an impact upon the Company’s operations.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Table of Contents	3

Item 1B. Unresolved Staff Comments

none.

Item 2. Properties.

Greenestone Executive Offices and Endoscopy Unit

The Company’s executive offices are located at 5734 Yonge Street, Suite 300, Toronto, Ontario, Canada M2M 4E7, consisting of approximately 8,000 sq. ft. and takes up the entire third floor of the building (the “Yonge Street Facility”). This facility was leased by 1816191 and the primary activity at this facility was endoscopy procedures. The Company entered into a sublease for office space at these premises from 1816191 on a month to month basis.

Greenestone Muskoka Treatment Facility

The Bala Facility is in Bala, Ontario at 3571 Highway 169. The property is 43 acres in size and contains approximately 48,000 square feet of buildings. The property is leased from Cranberry Cove for a term of five years, which commenced on April 1, 2014 and has an option to extend for an additional three years. Further, the Company has an option to purchase the property at any time during the term of the lease for $10.0 million dollars and a right of first refusal in the event of a sale to a third party.

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

Item 4. Mine Safety Disclosures.

None.

Table of Contents	4

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

Period Ending December 31, 2015
Quarter Ended	High $	Low $
March 31	0.08	0.02

June 30	0.04	0.03

September 30	0.04	0.03

December 31	0.08	0.01

Period Ending December 31, 2014
Quarter Ended	High $	Low $
March 31	0.31	0.11

June 30	0.16	0.05

September 30	0.15	0.05

December 31	0.13	0.05

Quotations on the OTCBB reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

(b) Holders

The number of record holders of the Company’s common stock as of April 10, 2015, was approximately 149.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2015, there were 10,000,000 common securities authorized for issuance under the Company’s 2013 Stock Option Plan (which was previously approved by security holders).

Table of Contents	5

Recent Sales of Unregistered Securities

In the securities transactions described below, shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(a)(2) promulgated thereunder due to the fact that the issuance did not involve a public offering because of the insubstantial number of persons involved in each offering, the size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a) (2) of the Securities Act for these transactions.

The following is a summary of the securities transactions during the year ended December 31, 2015:

On January 15, 2015 the Company issued 300,000 shares of the Company’s common stock to JMJ pursuant to the conversion of a convertible note totaling US$8,117 at a conversion price of US$0.027 per share.

On March 31, 2015, the Company cancelled 2,909 shares of the Company’s common stock pursuant to a convertible note conversion to recognize the effect of the currency exchange difference in the note conversion.

On March 31, 2015, the Company issued 250,000 shares of the Company’s common stock and 106,000 of the Company’s Series B Preferred stock to Castelli as compensation for services rendered totaling $56,096.

On April 30, 2015, the Company issued 1,060,000 shares of the Company’ common stock to Castelli upon conversion of the 106,000 Series B Preferred stock, mentioned above, at a conversion ratio of 10:1.

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

Table of Contents	6

Item 6. Selected Financial Data.

Not applicable as we are a smaller reporting company.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the year ended December 31, 2015.

Plan of Operation

During the next twelve months, the Company plans to continue and expand its operations as a provider of addiction and after-care treatment services. The Company plans to focus on the growth of its addiction and aftercare treatment units while simultaneously reducing costs in current operations.

The Company finalized the terms for the acquisition of the property currently leased by the Company. The property, which is the location of GreeneStone's Muskoka addiction treatment center, encompasses approximately 48,000 square feet of buildings on 43 acres and is adjacent to Lake Muskoka in Ontario. The Company expects this deal to close by the second quarter of the 2016 financial year, once the appropriate funding has been raised.

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

Results of Operations

For the Fiscal Year Ended December 31, 2015, Compared to the Fiscal Year Ended December 31, 2014

Table of Contents	7

Revenue

We had revenues totaling $3,138,878 and $3,416,342 for the years ended December 31, 2015 and 2014, respectively, a decrease of $277,464 or 8.1%. We operate in Canada and our functional currency is the Canadian Dollar. Our revenue, in Canadian Dollars increased from CAD$3,963,274 to CAD$4,003,090 for the years ended December 31, 2014 and 2015, respectively, an increase of $39,816 or 1.0%. The decrease in revenue in US$ terms is attributable to the relative strength of the US$ against the CAD$ during the current year, the average exchange rate between the CAD$ and the US$ has weekend from $0.9051 in the prior year to $0.7833 in the current year, a decrease in the average exchange rate of 15.5%. The Company believes that revenue will grow over the next year.

Operating Expenses

Operating expenses totaled $3,409,450 and $4,757,851 for the years ended December 31, 2015 and 2014, respectively, a decrease of $1,348,401 or 28.3%. The decrease in operating expenses in US$ terms is attributable to the relative strength of the US$ against the CAD$ during the current year, the average exchange rate between the CAD$ and the US$ has weekend from $0.9051 in the prior year to $0.7833 in the current year, a decrease in the average exchange rate of 15.5%. The decline in the currency exchange rate accounts for approximately $530,156 of the differential. The non-currency decrease is primarily attributed to a reduction in labor of $903,217 due to a reduction in labor overhead costs and the cessation of aftercare services and a non-currency decrease in rental expense of approximately $91,765 due to a re-negotiation of our rental arrangement at our executive offices.

Operating loss

The operating loss totaled $270,572 and $1,341,509 for the years ended December 31, 2015 and 2014, respectively, a decrease of $1,070,937, primarily due to the decline in operating expenses explained above.

Other expense

Other expense of $457,913 consists primarily of the provision of $446,476 raised against the receivable on the sale of the Endoscopy clinic. This receivable was fully provided for as there were no payments received in accordance with the agreement or any payments received as of the date hereof.

Interest expense

Interest expense totaled $192,104 and $310,583 for the years ended December 31, 2015 and 2014, respectively, a decrease of $118,479 or 38.1%. The decline consists of an approximate decline of $29,871 due to the deterioration in the exchange rate and a reduction in the interest bearing convertible notes which were carried in the prior year, offset by an increase in interest expense attributable to interest on payroll and Harmonized Sales Tax (“HST”), and accruals for income tax penalties.

Foreign exchange movements

Foreign exchange movements of $184,586, represent the realized exchange loss on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Taxation

A taxation expense of $50,000 was provided for in the current year as an estimate of potential US taxes to be paid for failure to file required US tax returns in time.

Table of Contents	8

Net loss from discontinued operations

During the prior year, the Company disposed of its Endoscopy Clinic to a related party. The net loss from discontinued operations amounted to $248,181.

Net Loss

Net loss totaled $1,155,176 and $1,900,273 for the years ended December 31, 2015 and 2014, respectively, a decrease of $745,097, primarily due to the decrease in operating expenses, the sale of the Endoscopy unit in the prior year and the decline in interest expense, discussed above.

Contingency related to outstanding payroll tax liabilities:

The Company was delinquent in filing previous payroll tax returns resulting in taxes, interest and penalties payable at December 31, 2015 and 2014. As of December 31, 2015 and 2014 as part of Taxes Payable, the Company has payroll tax liabilities of approximately $2,429,032 and $2,065,000, respectively due to various taxing authorities on the consolidated balance sheets. If the Company does not satisfy these liabilities, the taxing authorities may place liens on its bank accounts which would have a negative impact on its ability to operate. Further, the actual liability may be higher due to interest or penalties assessed by the taxing authorities.

Liquidity and Capital Resources

The following table summarizes working capital at December 31, 2015, compared to December 31, 2014.

	December 31, 2015	December 31, 2014	Increase (Decrease)
Current Assets	$199,245	$793,058	$(583,813)
Current Liabilities	(3,803,668)	(3,847,826)	44,158
Working Capital (Deficit)	$(3,604,423)	$(3,054,768)	$(549,655)

Over the next twelve months we estimate that the company will require $3.5million to cover the working capital deficit and properly market and promote the company. The company will have to raise equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as high and remains unchanged from the prior year.

Table of Contents	9

Item 8. Financial Statements and Supplementary Data.

GREENESTONE HEALTHCARE CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US$ unless otherwise indicated)

Table of Contents	10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GreeneStone Healthcare Corporation

We have audited the accompanying consolidated balance sheets of GreeneStone Healthcare Corporation (“the Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and other comprehensive loss, stockholders’ deficit and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GreeneStone Healthcare Corporation as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, NY

April 14, 2016

Table of Contents	11

GREENESTONE HEALTHCARE CORPORATION
CONSOLDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash	$174	$88,152
Accounts receivable, net	183,583	164,832
Prepaid expenses	15,489	36,388
Due on sale of Subsidiary	—	493,806
Total current assets	199,245	783,178
Non-current assets
Cash - Restricted	72,250	86,200
Deposits	8,217	9,879
Fixed assets, net	193,131	256,543
Total non-current assets	273,598	352,622
Total assets	$472,843	$1,135,800

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$15,801	—
Accounts payable and accrued liabilities	606,274	808,971
Taxes payable	2,490,506	2,806,297
Deferred revenue	181,075	143,839
Current portion of loan payable	6,684	7,625
Short-term loan	21,675	29,758
Related party payables	274,469	51,336
Total current liabilities	3,596,511	3,847,826
Non-current liabilities
Loan payable	8,788	18,460
Total liabilities	3,605,299	3,866,286

Stockholders' deficit
Preferred stock - Series A; $0.01 par value, 3,000,000 authorized, nil oustanding as of December 31, 2015 and 2014.	—	—
Preferred Stock - Series B; $0.01 par value, 10,000,000 authorized, nil outstanding as of December 31 2015 and 2014 respectively	—	—
Common stock; $0.01 par value, 500,000,000 shares authorized; 47,738,855 and 46,131,764 shares issued and outstanding as of December 31, 2015 and 2014 respectively	477,389	461,318
Additional paid-in capital	16,177,534	16,129,038
Accumulated other comprehensive income	933,826	245,187
Accumulated deficit	(20,721,205)	(19,566,029)
Total stockholders' deficit	(3,132,456)	(2,730,486)

Total liabilities and stockholders' deficit	$472,843	$1,135,800

The accompanying notes are an integral part of the consolidated financial statements

Table of Contents	12

GREENESTONE HEALTHCARE CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2015	Year ended December 31, 2014

Revenues	$3,138,878	$3,416,342

Operating expenses
Depreciation and amortization	90,862	83,701
General and administrative	940,796	903,019
Management fees	96,705	122,271
Professional fees	301,197	308,349
Rent	277,563	412,488
Salaries and wages	1,752,327	2,928,023
Total operating expenses	3,459,450	4,757,851

Operating loss	(320,572)	(1,341,509)

Other expense
Other expense	(457,913)	—
Interest expense	(192,104)	(310,583)
Foreign exchange movements	(184,586)	—
Net loss before taxation from continuing operations	(1,155,176)	(1,652,092)
Taxation	—	—
Net loss from continuing operations	(1,155,176)	(1,652,092)
Loss from discontinued operations, net of tax	—	(248,181)
Net loss	(1,155,176)	(1,900,273)
Accumulated other comprehensive loss
Foreign currency translation adjustment	688,639	71,356

Total comprehensive loss	$(466,537)	$(1,828,917)

Basic and diluted loss per common share continuing operaions	$(0.02)	$(0.04)
Basic and diluted loss per common share	$(0.02)	$(0.04)

Weighted average common shares outstanding	47,317,928	46,701,090

The accompanying notes are an integral part of the consolidated financial statements

Table of Contents	13

GREENESTONE HEALTHCARE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Series "B"		Common		Additional Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance as of December 31, 2013	—	$—	41,065,582	$410,656	$13,920,629	$264,135	$(17,665,756)	$(3,070,336)

Surrender of shares as part of sale of subsidiary	—	—	(2,408,268)	(24,083)	(253,417)	—	—	(277,500)
Disposition of subsidiary	—	—			1,104,407	(90,304)		1,014,103
Common stock issued for convertible notes	—	—	728,459	7,285	190,445	—	—	197,730
Common stock issued for short term note	—	—	2,245,991	22,460	104,616	—	—	127,076
Shares issued for cash	—	—	4,500,000	45,000	337,500	—	—	382,500
Stock option compensation	—	—	—	—	679,858	—	—	679,858
Beneficial conversion feature of debt issuances	—	—	—	—	45,000	—	—	45,000
Foreign currency translation	—	—	—	—	—	71,356	—	71,356
Net loss, year ended December 31, 2014	—	—	—	—	—	—	(1,900,273)	(1,900,273)
Balance as of December 31, 2014	—	$—	46,131,764	461,318	16,129,038	245,187	(19,566,029)	(2,730,486)

Shares issued for debt conversion	—	—	300,000	3,000	5,117	—	—	8,117
Shares issued for services	106,000	1,060	250,000	2,500	53,346	—	—	56,906
Conversion of Sries "B" Preferred shares to common	(106,000)	(1,060)	1,060,000	10,600	(9,540)	—	—	—
Adjustments to previously issued shares for debt conversion, due to exchange adjustments	—	—	(2,909)	(29)	(427)	—	—	(456)
Foreign currency translation			—	—	—	688,639	—	688,639
Net loss, year ended December 31, 2015	—	—	—	—	—	—	(1,155,176)	(1,155,176)
Balance as of December 31, 2015	—	$—	47,738,855	$477,389	$16,177,534	$933,826	$(20,721,205)	$(3,132,456)

The accompanying notes are an integral part of the consolidated financial statements

Table of Contents	14

GREENESTONE HEALTHCARE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
	Year ended December 31, 2015	Year ended December 31, 2014
Operating activities
Net loss	$(1,155,176)	$(1,900,273)
Net loss from discontinued operations	—	248,181
Net loss from continuing operations	(1,155,176)	(1,652,092)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	90,862	83,701
Provision for bad debts	(14,010)	(1,148)
Provision against receivable on sale of subsidiary	446,476	—
Stock issued for services	56,906	679,858
Other foreign exchange movements	46,874	—
Amortization of beneficial conversion feature	12,709	21,650
Changes in operating assets and liabilities
Accounts receivable	(4,740)	30,819
Prepaid expenses	20,899	38,256
Accounts payable and accrued liabilities	(115,340)	368,364
Taxes payable	(315,791)	434,378
Deferred revenue	37,236	36,364
Net cash (used in) provided by operating activities - continuing operations	(893,095)	40,150
Net cash provided by operating activities - discontinued operations	—	531,788
Net cash (used in) provided by operating activities	(893,095)	571,938

Investing activities
Purchase of fixed assets	(27,450)	(56,998)
Movement in deposits	1,662	—
Net cash used in investing activities	(25,788)	(56,998)

Financing activities
Decrease in restricted cash	13,950	7,820
Increase (decrease) in bank overdraft	15,801	(126,073)
Repayment of loan payable	(10,613)	(9,992)
Repayment of notes payable	(34,350)	(328)
Proceeds from short-term notes	21,675	150,000
Proceeds from related party notes	135,804	—
Repayment of related party notes	—	(203,541)
Proceeds from the sale of common stock	—	382,500
Net cash provided by financing activities - continuing operations	142,267	200,386
Net cash used in financing activities - discontinued operations	—	(698,530)
Net cash provided by financing activities	142,267	(498,144)

Effect of exchange rate on cash	688,639	71,356

Net change in cash	(87,978)	88,152
Beginning cash balance	88,152	—
Ending (overdraft) cash balance	$174	$88,152

Table of Contents	15

Supplemental cash flow information
Cash paid for interest	$19,202	$80,531
Cash paid for income taxes	$—	$—

Non cash investing and financing activities
Common stock issued on conversion of convertible notes	$8,117	$197,730
Common stock issued on conversion of short term notes payable	$—	$127,076
Common stock surrendered on disposition of subsidiary	$—	$277,500

The accompanying notes are an integral part of the consolidated financial statements

Table of Contents	16

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

GreeneStone Healthcare Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective May 2012, the Company changed its corporate name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation. As at December 31, 2015 and 2014, the Company owns 100% of the outstanding shares of Greenestone Clinic Muskoka Inc., which was incorporated in 2010 under the laws of the Province of Ontario, Canada. Greenestone Clinic Muskoka Inc. provides medical services to various patients in a clinic located in the regional municipality of Muskoka.

2. Summary of Significant Accounting Policies

a) Financial Reporting

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. Revenues and expenses are reported on the accrual basis, which means that income is recognized as it is earned and expenses are recognized as they are incurred.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that i) recorded transactions are valid; ii) valid transactions are recorded; and iii) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

c) Principals of consolidation and foreign currency translation

The accompanying consolidated financial statements include the accounts of the Company, its subsidiary. All inter-company transactions and balances have been eliminated on consolidation.

The Company’s subsidiary’s functional currency is the Canadian dollar, while the Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into US dollars in accordance with ASC 830, “Foreign Currency Translation" as follows:

•	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
•	Equity at historical rates.
•	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ deficit as a component of accumulated other comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income (loss).

Table of Contents	17

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

c) Principals of consolidation and foreign currency translation (continued)

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

The relevant translation rates are as follows: For the year ended December 31, 2015 a closing rate of CAD$1.0000 equals US$0.72250 and an average exchange rate of CAD$1.0000 equals US$0.7833 for the year ended December 31, 2015.

d) Revenue Recognition

The Company recognizes revenue from the rendering of services when they are earned; specifically, when all of the following conditions are met:

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

e) Non-monetary transactions

The Company’s policy is to measure an asset exchanged or transferred in a non-monetary transaction at the more reliable measurement of the fair value of the asset given up and the fair value of the asset received, unless:

•	The transaction lacks commercial substance;
•	The transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange;
•	Neither the fair value of the asset received nor the fair value of the asset given up is reliably measurable; or
•	The transaction is a non-monetary, non-reciprocal transfer to owners that represents a spin-off or other form of restructuring or liquidation.

Table of Contents	18

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

f) Cash and cash equivalents

The Company's policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition.

The Company has $72,250 (CAD$100,000) in restricted cash held by their bank to cover against the possibility of credit card charge backs, for services not performed.

g) Accounts receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At December 31, 2015 and December 31, 2014, the Company has a $0 and $27,294 allowance for doubtful accounts, respectively.

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

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have assets or liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2015 and 2014.

Table of Contents	19

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

i) Plant and equipment

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

k) Income taxes

The Company accounts for income taxes under the provisions of ASC Topic 740, “Income Taxes”. Under ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are provided using the liability method. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax basis of an asset or liability is the amount attributed to that asset or liability for tax purposes. The effect on deferred taxes of a change in tax rates is recognized in income in the period of change. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made. The tax returns for fiscal 2001, through 2013 are subject to audit or review by the US tax authority, whereas fiscal 2010 through 2013 are subject to audit or review by the Canadian tax authority.

Table of Contents	20

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

l) Loss per share information

FASB ASC 260-10, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the years ended December 31, 2015 and 2014.

m) Stock based compensation

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

Table of Contents	21

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

p) Derivatives

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. The Company uses a Black-Scholes Option Pricing model to estimate the fair value of convertible debt conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statements of operations. Inputs into the Black-Scholes Option Pricing model require estimates, including such items as estimated volatility of the Company’s stock, risk-free interest rate and the estimated life of the financial instruments being fair valued.

If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

q) Recent accounting pronouncements

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

Table of Contents	22

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

q) Recent accounting pronouncements (continued)

In April 2015, FASB issued Accounting Standards Update No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees paid in a Cloud Computing Arrangement, provides guidance to customers about whether a cloud computing arrangement includes a software license. If such an arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. For public business entities, the ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update No. 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions, specifies that, for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). This guidance eliminates the requirement to categorize investments within the fair value hierarchy if their fair value is measured using the net asset value (“NAV”) per share practical expedient in the FASB’s fair value measurement guidance. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015 The Company does not expect the adoption of ASU 2015-07 to have a material effect on its consolidated financial statements.

In July 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Table of Contents	23

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

q) Recent accounting pronouncements (continued)

In August 2015, FASB issued Accounting Standards Update (“ASU”) No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-15, “Interest - Imputation of Interest (Subtopic 835-30).” ASU 2015-15 provides guidance as to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We do not expect the adoption of ASU 2015-15 to have a material effect on our financial position, results of operations or cash flows.

In September 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not yet been made available for issuance. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In November 2015, the FASB issued (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets.

Table of Contents	24

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

q) Recent accounting pronouncements (continued)

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

r) Financial instruments

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, December 31, 2015 and 2014.

I) Credit risk

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

II) Liquidity risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $(3,604,423) and accumulated deficit of $(20,721,205). As disclosed in note 3, the Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

III) Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

Table of Contents	25

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

r) Financial instruments (continued)

i. Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to minimal interest rate risk on its bank indebtedness as there is a balance of $15,801 at December 31, 2015. This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

ii. Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as its subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. Most of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at December 31, 2015, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $58,200 increase or decrease in the Company’s after-tax net loss from continuing operation. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

3. Going Concern

The Company’s consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at December 31, 2015 the Company has a working capital deficiency of $(3,604,423) and accumulated deficit of $(20,721,205). Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures, including past due payroll and sales tax payments, as well as estimated penalties and interest, over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and, or debt financing in order to implement its business plan, and, or generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

These factors create substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities or other adjustments that may be necessary should the Company not be able to continue as a going concern.

Table of Contents	26

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Going Concern (continued)

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock or obtaining debt financing and attaining future profitable operations. Management's plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

4. Accounts receivable

The accounts receivable balance consists primarily of amounts due from the following parties:

	December 31, 2015	December 31, 2014

Treatment program	$183,583	$175,585
Outpatient services	—	16,541
	183,583	192,126
Allowance for doubtful accounts	—	(27,294)
	$183,583	$169,832

5. Due from sale of subsidiary

On December 17, 2014, the Company completed the sale of all the outstanding shares of the Endoscopy clinic, for the sum of CAD$1,282,002, comprised of the agreed purchase price of CAD$1,250,000 and the acquisition of net assets at closing of CAD$32,002 The sale price of CAD$1,282,002 included the assumption by the buyer of debt in the same amount as the sale price, which debt was owed by the Endoscopy clinic to the Company in the amount of CAD$895,460 and to the buyer of CAD $386,542. At closing, the buyer offset the assumed debt to the Company of CAD$895,460 by US$277,500 through the cancellation of 2,408,268 shares of the Company’s common stock, for a net amount due to the Company of CAD$617,960. This debt is owed by the buyer to the Company in the form of an interest bearing note with a coupon of 5% per annum. The note was originally due on June 30, 2015 which was recently extended to December 31, 2015 . The amount outstanding of CAD$617,960 was revalued at US$446,476 and US$493,806 as of December 31, 2015 and 2014, respectively. Management evaluated this receivable as of December 31, 2015 and a provision for the full value of the note was raised as of December 31, 2015

The amount due on the sale if subsidiary is as follows:

	December 31, 2015	December 31, 2014

Principal outstanding	$446,476	$493,806
Accrued interest	—	—
	446,476	493,806
Provision raised	(446,476)	—
	$—	$493,806

Table of Contents	27

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. Plant and equipment

Plant and equipment consists of the following:

	Cost	Accumulated depreciation	Net book value December 31, 2015	Net book value December 31, 2014

Computer equipment	$21,278	$15,333	$5,945	$7,352
Computer software	9,848	4,924	4,924	—
Furniture and equipment	352,379	257,728	94,651	114,306
Medical equipment	4,490	3,443	1,047	1,391
Vehicles	64,175	42,993	21,182	40,023
Leasehold improvements	142,793	77,411	65,382	93,471
	$594,963	$401,832	$193,131	$256,543

Depreciation expense for the year ended December 31, 2015 and 2014 was $90,862 and $83,701, respectively.

7. Loans payable

The Company has an automobile loan payable bearing interest at 4.49% with blended monthly payments of $835 that matures in March 2018. The loan is secured by the vehicle with a net book value as at December 31, 2015 of $14,960.

	December 31, 2015	December 31, 2014
Automobile loan
Short-term portion	$6,684	$7,625
Long-term portion	8,788	18,460
	$15,472	$26,085

Estimated principal re-payments are as follows:

Amount

2016	$6,684
2017	6,991
2018	1,797
$15,472

8. Short-term convertible loan

In May 2013 the company entered into a promissory note of up to $500,000 where the maturity date was one year after the lender provides the borrower with funds. A onetime interest rate of 12% was applied in case of nonpayment within the initial 90 days. The note was convertible at the lesser of $0.30 or 70% of the lowest trading price in the 25 trading days prior to conversion. In 2014 the Company received $105,000 in proceeds and converted $127,076 into 2,245,991 shares of common stock. As of December 31, 2014 the net balance of this loan amounted to $29,758 comprised of a principal balance of $42,467 and a net debt discount of $12,709. During the year ended December 31, 2015 the Company made cash payments amounting to $34,350 principal plus interest of $6,870 and converted $8,117 through the issuance of 300,000 shares of common stock to repay the loan in full.

Table of Contents	28

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. Taxation Payable

The Company has the following outstanding tax liabilities:

a) Harmonized Sales taxes

This represents sales tax liabilities in Canada, these taxes were never paid, management intends paying these taxation liabilities together with interest and penalties thereon, when sufficient funds are raised to do so.

b) Payroll taxes

The Company is delinquent in filing its payroll tax returns resulting in taxes, interest and penalties payable at December 31, 2015 and 2014. As of December 31, 2015 and 2014 as part of Taxes Payable, the Company has payroll tax liabilities of approximately $1,780,000 and $2,065,000, respectively due to various taxing authorities. If the Company does not satisfy these liabilities, the taxing authorities may place liens on its bank accounts which would have a negative impact on its ability to operate. Further, the actual liability may be higher due to interest or penalties assessed by the taxing authorities.

c) US taxation and penalties

The Company has assets and operates a business in Canada and is required to disclose these operations to the US taxation authorities, the requisite disclosure has not been made and management has reserved the maximum penalty due to the IRS in terms of non-disclosure. This non-compliance with US disclosure requirements is currently being addressed.

The taxes and penalties due as of December 31, 2015 and 2014 is as follows:

	December 31, 2015	December 31, 2014

Payroll taxes and Harmonized sales taxes	$2,290,506	$2,656,297
US taxes and penalties	200,000	150,000
	$2,490,506	$2,806,297

10. Related party Transactions

GreeneStone Clinic Inc.

As of December 31, 2015 and 2014, the Company owed $5,284 and $84,736, respectively. GreeneStone Clinic Inc., is controlled by one of the Company’s directors. The balance owing is non-interest bearing, not secured and has no specified terms of repayment.

The Company incurred management fees from GreeneStone Clinic, Inc., totaling $96,705 and $122,271 for the years ended December 31, 2015 and 2014, respectively.

Shawn E. Leon

As of December 31, 2015 the Company owed $159,551and as of December 31, 2014, the Company was owed $33,400 from Shawn E. Leon our CEO. The amounts owed and owing are non-interest bearing and have no fixed repayment terms.

1816191 Ontario

As of December 31, 2015, the Company owes $22,305 to 1816191 Ontario, the Endoscopy Clinic which was sold at the end of the prior year. The payable is non-interest bearing, and has no specific repayment terms.

Table of Contents	29

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. Related party Transactions (continued)

Cranberry Cove Holdings Ltd.

The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. at market terms. The Company had rental expense amounting to CAD$451,380 and CAD$412,488 for the year ended December 31, 2015 and 2014, respectively. Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder owning 1816191 Ontario.

As of December 31, 2015, the Company owed Cranberry Cove holdings $87,356 (CAD$120,908) in accrued rent.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

11. Stockholders’ deficit

a) Common shares

Authorized

On June 30, 2012, the Company filed a Certificate of Amendment with the Colorado Secretary of State to increase the aggregate number of shares, which the Company has authority to issue to 100,000,000 common shares, issued at $0.01 par value per share from 50,000,000 common shares with par value at $0.01. The amendment was approved by the Colorado Secretary of State in May 2012.

On March 25, 2013, the Company filed a certificate of Amendment with the Colorado Secretary of State to increase the aggregate number of shares which the Company has the authority to issue to 500,000,000 common shares, issued at $0.01 par value per share from 100,000,000 common shares with par value at $0.01. The amendment was approved by the Colorado Secretary of State on March 26, 2013.

Issued and outstanding

The Company has a total of 47,738,855 and 46,131,764 issued and outstanding common shares as at December 31, 2015 and 2014, respectively.

The Company issued 300,000 shares of its common stock to satisfy its obligations under the conversion of an aggregate principal amount of $8,117 of convertible promissory notes on January 14, 2015.

On March 31, 2015, the Company adjusted the number of shares previously issued by 2,909 common shares pursuant to convertible note conversions to reflect the currency exchange differences not previously taken into account.

On march 31, 2015, the Company issued 250,000 shares of its common stock and 106,000 shares of its Series B preferred stock as compensation for services rendered amounting to $56,096.

On April 30, 2015, the holders of 106,000 Series “B” preferred shares converted their shares into 1,060,000 common shares at a conversion ratio of 10 common shares for 1 Series B preferred share.

b) Preferred shares

Authorized

On March 25, 2013, the Company, under the certificate of amendment filed above also to authorize 3,000,000 series A convertible preferred shares with a par value of $0.01 per share, and also to authorize 10,000,000 series B convertible preferred shares, par value $0.01 per share. Each series B convertible preferred share is convertible into 10 Common shares. The amendment was approved by the Colorado Secretary of State on March 26, 2013.

Issued and outstanding

The Company had no issued and outstanding preferred shares as at December 31, 2015.

Table of Contents	30

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ deficit (continued)

b) Preferred shares (continued)

On April 30, 2015, the holders of 106,000 Series “B” preferred shares converted their shares into 1,060,000 common shares at a conversion ratio of 10 common shares for 1 Series B preferred share.

c) Warrants

No warrants were issued, exercised or cancelled for the year under review.

The movement in warrants outstanding is summarized below.

	Number of warrants outstanding	Weighted average exercise price per share

Outstanding at January 1, 2014	4,500,000	$0.15
Granted	1,800,000	0.13
Cancelled/forfeited	—	—
Exercised	—	—
Outstanding at December 31, 2014	6,300,000	$0.14
Granted	—	—
Cancelled/forfeited	—	—
Exercised	—	—
Outstanding at December 31, 2015	6,300,000	$0.14

The following table summarizes information about warrants outstanding at December 31, 2015

	Warrants outstanding and exercisable
Exercise price	Number of warrants	Weighted average remaining contractual years	Weighted average exercise price

$0.003	300,000	*	$0.003
$0.15	6,000,000	0.28	0.15
	6,300,000		$0.14

* In terms of an agreement entered into with an investor relations company, 300,000 warrants were to be issued as part of the Investor Relations Agreement. These warrants have not been issued as yet, therefore the warrant terms are uncertain.

As of December 31, 2015 the 6,300,000 warrants were all vested, there were no unrecognized compensation costs related to these warrants and the intrinsic value of the warrants as of December 31, 2015 is $20,000.

Table of Contents	31

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ deficit (continued)

d) Stock options

Our board of directors adopted the GreeneStone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 480,000 options as of December 31, 2015 under the Plan.

No options were issued, exercised or cancelled for the year under review.

The movement in options outstanding is summarized below.

	Number of options outstanding	Weighted average exercise price per share

Outstanding at January 1, 2014	3,600,000	$0.20
Granted	480,000	0.12
Cancelled/forfeited	(3,600,000)	(0.20)
Exercised	—
Outstanding at December 31, 2014	480,000	0.12
Granted	—	—
Cancelled/forfeited	—	—
Exercised	—	—
Outstanding at December 31, 2015	480,000	$0.12

The following table summarizes information about options outstanding at December 31, 2015

	Options outstanding		Options Exercisable
Exercise price	Number of options	Weighted average remaining contractual years	Weighted average exercise price	Number of options	Weighted average exercise price
$0.12	480,000	3.84	$0.12	280,000	$0.12

The Company agreed to issue Stock options to a former officer vesting over a 24-month period commencing on November 1, 2014 expiring on October 31, 2019, a formal option agreement has not been issued as yet, as such the terms of these options are uncertain.

As of December 31, 2015 there was no unrecognized compensation costs related to these options and the intrinsic value of the options as of December 31, 2015 is $0.

Table of Contents	32

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Discontinued operations – 1816191 Ontario limited

In the prior year, On December 17, 2014, the Company completed the sale of the Endoscopy business to a Company owned by Dr. Jay Parekh, for the sum of CDN$1,282,002, comprised of the agreed purchase price of CDN$1,250,000 and the acquisition of net assets at closing of CDN$32,002 The sale price of CDN$1,282,002 included the assumption by the buyer of debt in the same amount as the sale price, which debt is owed by the Endoscopy clinic to the Company in the amount of CDN$895,460 and to the buyer of CDN$386,542. At closing, the buyer offset the assumed debt to the Company of CDN$895,460 by CDN$277,500 through the cancellation of 2,408,268 shares of the Company’s common stock, for a net amount due to the Company of CDN$617,960. This debt is owed by the buyer to the Company in the form of an interest bearing note with a coupon of 5% per annum.

13. Commitments and contingencies

a) Operating leases

The Company has entered into a lease agreement for the rental of premises operated by GreeneStone Clinic Muskoka Inc. which term initially expires on March 31, 2019. The Company has an option to extend the lease for an additional three terms, each term being an additional three years. The Company also has an option to purchase the property for $10,000,000, which option must be exercised in writing, accompanied by a $250,000 deposit and must be closed within 30 days of exercising the option. The Company also has a right of first refusal should the landlord receive an acceptable offer for the premises, the Company would be entitled to acquire the premises on the same terms and conditions of the acceptable offer, provided the Company has met certain covenants. The rental expense for the year ended December 31, 2015 was $255,020.

The future minimum annual rental payments under the operating lease are estimated as follows, using the year end exchange rate of CAD$1 equals US$0,7225:

Amount

2016	$356,435
2017	400,194
2018	443,962
2019	113,806
$1,314,397

b) Contingency related to outstanding tax liabilities

The Company is delinquent in paying harmonized sales tax, filing and paying payroll taxes and may also be subject to US taxation and penalties as fully disclosed in note 9 above.

As of December 31, 2015, the Company had estimated Canadian tax liabilities outstanding of $2,290,506, which may result in the Canadian tax authorities placing liens on the Company bank accounts which would impact on the Company’s ability to operate. The Company has also provided for US tax liabilities of $200,000 due to non-compliance with the filing of certain required returns. The actual liability may be higher due to interest and penalties assessed by these taxing authorities.

c) Other

From time to time, the Company and its subsidiaries enter into legal disputes in the ordinary course of business. The Company believes there are no material legal or administrative matters pending that are likely to have, individually or in the aggregate, a material adverse effect on its business or results of operations.

Table of Contents	33

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Income taxes

The Company is not current in its tax filings as of December 31, 2015.

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

The components of the Company’s future tax asset as at December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015	December 31, 2014

Net operating loss carry forward	$20,224,729	$19,566,029
Valuation allowance	(20,224,729)	(19,566,029)
	$—	$—

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	December 31, 2015	December 31, 2014

Taxation benefit at statutory tax rate	$230,545	$665,096
Foreign taxation	4,647	—
Permanent Differences	23,571
Timing differences not provided for	176,938
Foreign tax rate differential	4,164
Valuation allowance	(230,545)	(665,096)
	$—	$—

As at December 31, 2015, the Company is in arrears on filing its statutory income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates. In addition, the Company could be subject to penalties for these unfiled tax returns.

During the year ended December 31, 2015, the Company has accrued and expensed $200,000 (2014: $150,000) in penalties and interest attributable to delinquent tax returns. Management believes the Company has adequately provided for any ultimate amounts that are likely to result from audits of these returns once filed; however, final assessments, if any, could be significantly different than the amounts recorded in the financial statements.

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

15. Subsequent events

The Company is currently negotiating a Securities Purchase Agreement with JMJ Financial in terms of which the Company will borrow $200,000 in terms of an unsecured convertible promissory note with a maturity date of seven months from the closing date for net proceeds of $160,000, after a 10% original issue discount and a 10% one-time interest charge. The promissory note is only convertible upon a repayment default, at a price to be determined. The Company will also issue, in terms of the financing, 3,703,700 warrants exercisable over common shares at $0.03 per share, which warrants contain a cashless exercise option.

Other than disclosed above, the Company has evaluated subsequent events through the date of the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

Table of Contents	34

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a) Evaluation of Disclosure and Control Procedures

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below.

b) Management’s Assessment of Internal Control over Financial Reporting

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2015, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2015, and identified the following material weaknesses:

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

c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	35

Item 9B. Other Information.

Not applicable.

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names and ages of the members of the Company’s Board of Directors (the “Board”) and executive officers, and the positions held by each:

Name (1)(2)(3)		Position
Shawn E. Leon	56	Chief Executive Officer, Chief Financial Officer, President and Director (4)

John O’Bireck (5)	57	Director

Gerald T Miller (5)	58	Director

(1)	Michael Hewlett resigned as a director of the Company, without cause, with effect from June 15, 2015
(2)	Dr. Luke Fazio resigned as a director of the company, without cause, with effect from June 17, 2015.
(3)	Mr William Sklar resigned as the Chief Financial Officer of the Company with effect from August 19,2015.
(4)	Mr. Leon was appointed as the Chief Financial Officer of the Company upon the resignation of Mr. William Sklar on August 19, 2015.
(5)	Mr. O’Bireck and Mr. Miller were appointed to the board of directors on November 2, 2015 to replace the vacancies left by Mr. Hewlett and Dr. Fazio.

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Shawn E. Leon, Chief Executive Officer, Chief Financial Officer, President and Director

Shawn E. Leon has been an officer and director of the Company since November 2010 and served as the President of the Company’s subsidiaries at all times. In April 2011, Mr. Leon was appointed as the Company’s Chief Executive Officer. Prior to joining the Company, Mr. Leon held the role of President of Greenestone Clinic Inc., Leon Developments Ltd, Port Carling Inn Developments Ltd., 1871 at the Locks Developments Ltd. and Leon Developments Ltd. Mr. Leon graduated with Honors in Business Administration from Wilfrid Laurier University in 1982. Mr. Leon was elected to the Board because of his prior management experience.

John O’Bireck, Director

John O’Bireck, 57 of Aurora, Ontario, Canada has been a Control Systems Engineer, since graduating in 1982, and has since been involved with building engineering teams to provide solutions for industrial and transportation industry. He was a co-founder of Hay-Drive Technologies Ltd. a publicly listed company where he held the positions of Director, Vice-President, Chief Technology Officer and Vice President of Advanced Product Development. Mr. O’Bireck was also the co-founder, Director and President of Supernova Performance Technologies Ltd., a privately held company. In 2014 Mr. O’Bireck was elected as a Director to the Board of Sparta Capital Ltd.

Gerald T. Miller, Director

Gerry Miller, 58 of Toronto, Ontario, Canada is the Managing Partner of the Law Firm Gardiner Miller Arnold LLP. Mr. Miller’s practice focuses on a comprehensive range of business, finance and real estate issues. In addition to managing the law firm. Mr. Miller’s runs the business law and real estate practice at Gardiner Miller Arnold LLP Law firm.  He advises small to medium sized companies in manufacturing, investing and service related industries.  Mr. Miller supervises all merger and acquisition transactions and institutional finance work.

Table of Contents	36

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

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, at December 31, 2015, none of the officers, directors or 10% shareholders were in compliance with Section 16(a).

Code of Ethics

The Board adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees, including our Chief Executive Officer. A copy of our Code of Ethics is incorporated by reference to an exhibit in our exhibit table. Shareholders may also request a copy of the Code of Ethics from the Company’s headquarters.

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

We do not currently have an audit committee. The Board pre-approves all services provided by our independent auditors and otherwise performs the functions of an audit committee. The Company does not believe that not having an audit committee will have any adverse effect on the Company’s financial statements or current operations. The Company’s management will assess whether an audit committee may be necessary in the future.

Table of Contents	37

Item 11. Executive Compensation. Executive Compensation

There has been no annuity, pension or retirement benefits paid to our officers or directors during the past two fiscal years. We currently do not have an employment agreement with the Company’s Chief Executive Officer.

On November 1, 2014, the Company entered into an employment agreement with William L. Sklar, our Chief Financial Officer. Pursuant to this employment agreement, Mr. Sklar is entitled to a salary of CAD$18,000 per annum and he received options exercisable over 480,000 shares of common stock of the Company at an exercise price of $0.12 per share. The stock option vest over a twenty-four-month period, contain a cashless exercise provision and will expire on October 31, 2019. Mr. Sklar was subject to a two year non-compete and non-solicitation clause under his employment agreement. Mr. Sklar’s employment agreement did not provide for any payments upon a change of control. Mr Sklar resigned as the Company’s Chief Financial Officer on August 19, 2015.

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shawn E. Leon, Chief Executive Officer, Chief Financial Officer	2015	—	—	—	—	—	—	—	—
President (1)	2014	—	—	—	—	—	—	—	—

William L. Sklar Chief Financial Officer (2)	2015	5,840	—	—	—	—	—	—	5,840
Financial	2014	3,879	—	—	20,844	—	—	—	24,723

(1)	Mr Leon was appointed as the Company’s Chief Financial Officer on August 19, 2015.
(2)	Mr. Sklar resigned as the Company’s Chief Financial Officer on August 19, 2015.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards issued to executive officers during the fiscal year ended December 31, 2015 and there are no outstanding equity awards to named officers as of December 31, 2015.

Table of Contents	38

Information regarding equity compensations plans is set forth in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	480,000	0.12	9,520,000

Equity compensation plans not approved by security holders	—	—	—

Total	480,000	0.12	9,520,000

Directors Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the year ended December 31, 2014.

DIRECTORS COMPENSATION TABLE

Director	Directors fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon	—	—	—	—	—	—	—

John O’Bireck(5)	—	—	—	—	—	—	—

Gerald T Miller(5)	—	—	—	—	—	—	—

Dr. Luke Fazio	—	—	—	—	—	—	—

Michael Howlett	—	—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than five percent (5%) of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares of common stock are owned directly and the percentage shown is based on 47,738,855 shares of common Stock issued and outstanding as of April 10, 2016.

Table of Contents	39

Name	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock Beneficially Owned (1(2))

Directors and officers
Shawn E. Leon	8,005,150	(3)	16.4%

John O’Bireck	—		—

Gerald T Miller	—		—

5% Shareholders
Irwin Zalcberg	5,300,000	(4)	10.4%

All officers and directors as a group (3 persons)	8,005,150		16.4%

(1)	Based on 47,738,855 shares of common stock outstanding as of April 6, 2016.
(2)	Beneficial ownership means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days of April 6, 2015.
(3)	Includes 1,910,000 shares of common stock held by Eileen Greene, the spouse of Shawn Leon, 2,687,300 shares of common stock held by GreeneStone Clinic Inc., which is controlled by Mr. Leon and warrants exercisable over 1,150,000 shares of common stock held by Eileen Greene. Mr. Leon resides at 46 Fairway Heights Drive, Thornhill, Ontario, Canada.
(4)	Includes 2,300,000 shares of common stock held by Irwin L. Zalcberg, warrants exercisable over 1,000,000 shares of common stock and further warrants exercisable over 2,000,000 shares of common stock owned by the Irwin Zalcberg profit sharing plan.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

Related Party Transactions

The Company leases the premises on which the clinic is situated on from Cranberry Cove Holdings, LTD, which is owned by our CEO, Shawn Leon. The clinic is in Bala, Ontario at 3571 Highway 169. The property is 43 acres in size and contains approximately 48,000 square feet of buildings. The initial term of the lease is for a five-year period which commenced on April 1, 2014 and has renewal options for an additional three terms, each additional term being for a period of three years. The lease is a net lease and the Company has a non-disturbance agreement from the mortgage lenders on the property for the whole term. Further, the Company has an option to purchase the property at any time during the term of the lease for $10,000,000. Shawn Leon, the Company’s Chief Executive Officer is also the managing partner of Cranberry Cove Holdings LTD.

Table of Contents	40

As of December 31, 2015, a total of $394,297 is owed to executive officers or their affiliates for loans payable, as detailed in the below table:

Description	Amount

Shawn Leon (1)	$159,551

1816191 Ontario (2)	22,305

Greenestone Clinic (3)	5,284

Cranberry Cove Holdings LTD. (4)	87,356

$187,140

(1) Shawn E. Leon is the Company’s Chief Executive Officer.

(2) 1816191 Ontario is the Endoscopy Clinic sold to Dr. Parekh in December 2014. Dr. Parekh is indebted to the company for $446,476 as of December 31, 2015, this amount has been fully provided for.

(3) Shawn Leon is the Chief Executive Officer of GreeneStone Clinic, Inc.

(4) Dr. Parekh, the owner of 1816191 Ontario, is the owner of Cranberry Cove Holdings LTD.

The Company’s management fee expense amounted to $96,705 and $122,271 for the years ended December 31, 2015 and 2014 which fees were paid to Greenestone Clinic Inc. for services which are included in management fees.

The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. On an arm’s length basis. During the year ended December 31, 2015, the Company had rent expense of $255,020 to Cranberry Cove Holdings Ltd. Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder being a director of the Company.

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

As of December 31, 2015, the Board determined that the following directors are independent under these standards: John O’Bireck and Gerald T Miller.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees paid by us to RBSM LLP for professional services rendered for the years ended December 31, 2015 and 2014:

Fee Category	December 31, 2015	December 31, 2014

Audit fees	$66,000	$75,725
Audit related fees	—	—
Taxation fees	—	—
All other fees	—	—
	$66,000	$75,725

Table of Contents	41

Audit Fees

Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements in fiscal year ended December 31, 2015 and 2014, respectively.

Audit Related Fees

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

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services listed above for the fiscal years ended December 31, 2015 and 2014, respectively.

Table of Contents	42

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)Financial Statements and Schedules

See Item 8.

(b)Exhibits

Exhibit No.	Description	Form	SEC File No. Date	Exhibit	Filing	Filed Herewith	Furnished Herewith
3.1	Articles of Incorporation of NNRC, Inc. (as filed with the Secretary of State of Colorado on April 1, 1993)	10-K	000-15078	3.1	March 28, 2013

3.2	Articles of Amendment to the Articles of Incorporation of Nova Natural Resources, Inc. (as filed with the Secretary of State of Colorado on May 8, 2012)	10-K	000-15078	3.2	March 28, 2013

3.3	Articles of Amendment to the Articles of Incorporation of Greenestone Healthcare Corporation (as filed with the Secretary of State of Colorado on March 26, 2013)	8-K	000-15078	3.3	March 29, 2013

3.4	Amended and Restated Bylaws of Greenestone Healthcare Corporation	8-K	000-15078	3.4	March 29, 2013

10.1	Stock Purchase Agreement I	8-K	000-15078	10.01	March 29, 2013

10.2	Form of Warrant I	8-K	000-15078	10.01	December 30, 2013

10.3	Form of Warrant II	8-K	000-15078	10.01	December 30, 2013

10.4	Stock Purchase Agreement II	8-K	000-15078	10.01	December 30, 2013

10.5	Share Purchase Agreement, dated as of December 16, 2014, by and between the Registrant and Jain heel Parekh Medicine Professional Corporation	8-K	000-15078	10.1	December 23,2014

Table of Contents	43

10.6	Collateral Note, dated December 16, 2014	8-K	000-15078	10.2	December 23, 2014

16.1	Letter from Jarvis Ryan Associates, LLP	8-K	000-15078	16.1	July 9, 2014

31.1	Certification by the Principal Executive Officer of registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))					X

31.2	Certification by the Principal Financial Officer of registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))					X

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	INS XBRL Instance Document						X

101.SCH	SCH XBRL Schema Document						X

101.CAL	CAL XBRL Calculation Linkbase Document						X

101.DEF	DEF XBRL Definition Linkbase Document						X

101.LAB	LAB XBRL Label Linkbase Document						X

101.PRE	PRE XBRL Presentation Linkbase Document						X

Table of Contents	44

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENESTONE HEALTHCARE CORP.

Date: April 14, 2016	By: /s/ Shawn E. Leon
Name: Shawn E. Leon
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	April 14, 2016
Shawn Leon	Chief Financial Officer (Principal Financial Officer),
President and Director

/s/ John O’Bireck	Director	April 14, 2016
John O’Bireck

/s/ Gerald T. Miller	Director	April 14, 2016
Gerald T. Miller

Table of Contents	45