Form 10-K/A
period 2015-12-31
GREENESTONE HEALTHCARE CORP
filed 2016-04-18
CIK 792935

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

Operating Expenses

Operating expenses totaled $3,459,450 and $4,757,851 for the years ended December 31, 2015 and 2014, respectively, a decrease of $1,298,401 or 27%. The decrease in operating expenses in US$ terms is attributable to the relative strength of the US$ against the CAD$ during the current year, the average exchange rate between the CAD$ and the US$ has weekend from $0.9051 in the prior year to $0.7833 in the current year, a decrease in the average exchange rate of 15.5%. The decline in the currency exchange rate accounts for approximately $530,156 of the differential. The non-currency decrease is primarily attributed to a reduction in labor of $903,217 due to a reduction in labor overhead costs and the cessation of aftercare services.

Operating loss

The operating loss totaled $320,572 and $1,341,509 for the years ended December 31, 2015 and 2014, respectively, a decrease of $1,020,937, primarily due to the decline in operating expenses explained above.

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

Table of Contents	8

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

Liquidity and Capital Resources

The following table summarizes working capital at December 31, 2015, compared to December 31, 2014.

	December 31, 2015	December 31, 2014	Increase (Decrease)
Current Assets	$199,245	$783,178	$(583,933)
Current Liabilities	(3,596,511)	(3,847,826)	251,315
Working Capital (Deficit)	$(3,397,266)	$(3,064,648)	$(332,618)

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

/s/ RBSM LLP

New York, NY 10022

April 14, 2016

Table of Contents	11

GREENESTONE HEALTHCARE CORPORATION
CONSOLDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash	$174	$88,152
Accounts receivable, net	183,583	164,832
Prepaid expenses	15,489	36,388
Due on sale of Subsidiary	—	493,806
Total current assets	199,245	783,178
Non-current assets
Cash - Restricted	72,250	86,200
Deposits	8,217	9,879
Fixed assets, net	193,131	256,543
Total non-current assets	273,598	352,622
Total assets	$472,843	$1,135,800

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$15,801	—
Accounts payable and accrued liabilities	606,274	808,971
Taxes payable	2,490,506	2,806,297
Deferred revenue	181,075	143,839
Current portion of loan payable	6,684	7,625
Short-term loan	21,675	29,758
Related party payables	274,496	51,336
Total current liabilities	3,596,511	3,847,826
Non-current liabilities
Loan payable	8,788	18,460
Total liabilities	3,605,299	3,866,286

Stockholders' deficit
Preferred stock - Series A; $0.01 par value, 3,000,000 authorized, nil outstanding as of December 31, 2015 and 2014.	—	—
Preferred Stock - Series B; $0.01 par value, 10,000,000 authorized, nil outstanding as of December 31 2015 and 2014 respectively	—	—
Common stock; $0.01 par value, 500,000,000 shares authorized; 47,738,855 and 46,131,764 shares issued and outstanding as of December 31, 2015 and 2014 respectively	477,389	461,318
Additional paid-in capital	16,177,534	16,129,038
Accumulated other comprehensive income	933,826	245,187
Accumulated deficit	(20,721,205)	(19,566,029)
Total stockholders' deficit	(3,132,456)	(2,730,486)

Total liabilities and stockholders' deficit	$472,843	$1,135,800

The accompanying notes are an integral part of the consolidated financial statements

Table of Contents	12

GREENESTONE HEALTHCARE CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2015	Year ended December 31, 2014

Revenues	$3,138,878	$3,416,342

Operating expenses
Depreciation and amortization	90,862	83,701
General and administrative	790,136	903,019
Management fees	96,705	122,271
Professional fees	346,257	308,349
Rent	383,163	412,488
Salaries and wages	1,752,327	2,928,023
Total operating expenses	3,459,450	4,757,851

Operating loss	(320,572)	(1,341,509)

Other expense
Other expense	(457,913)	—
Interest expense	(192,104)	(310,583)
Foreign exchange movements	(184,586)	—
Net loss before taxation from continuing operations	(1,155,176)	(1,652,092)
Taxation	—	—
Net loss from continuing operations	(1,155,176)	(1,652,092)
Loss from discontinued operations, net of tax	—	(248,181)
Net loss	(1,155,176)	(1,900,273)
Accumulated other comprehensive loss
Foreign currency translation adjustment	688,639	71,356

Total comprehensive loss	$(466,537)	$(1,828,917)

Basic and diluted loss per common share continuing operations	$(0.02)	$(0.04)
Basic and diluted loss per common share	$(0.02)	$(0.04)

Weighted average common shares outstanding	47,317,928	46,701,090

The accompanying notes are an integral part of the consolidated financial statements

Table of Contents	13

GREENESTONE HEALTHCARE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Series "B"		Common		Additional Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance as of December 31, 2013	—	$—	41,065,582	$410,656	$13,920,629	$264,135	$(17,665,756)	$(3,070,336)

Surrender of shares as part of sale of subsidiary	—	—	(2,408,268)	(24,083)	(253,417)	—	—	(277,500)
Disposition of subsidiary	—	—			1,104,407	(90,304)		1,014,103
Common stock issued for convertible notes	—	—	728,459	7,285	190,445	—	—	197,730
Common stock issued for short term note	—	—	2,245,991	22,460	104,616	—	—	127,076
Shares issued for cash	—	—	4,500,000	45,000	337,500	—	—	382,500
Stock option compensation	—	—	—	—	679,858	—	—	679,858
Beneficial conversion feature of debt issuances	—	—	—	—	45,000	—	—	45,000
Foreign currency translation	—	—	—	—	—	71,356	—	71,356
Net loss, year ended December 31, 2014	—	—	—	—	—	—	(1,900,273)	(1,900,273)
Balance as of December 31, 2014	—	—	46,131,764	461,318	16,129,038	245,187	(19,566,029)	(2,730,486)

Shares issued for debt conversion	—	—	300,000	3,000	5,117	—	—	8,117
Shares issued for services	106,000	1,060	250,000	2,500	53,346	—	—	56,906
Conversion of Series "B" Preferred shares to common	(106,000)	(1,060)	1,060,000	10,600	(9,540)	—	—	—
Adjustments to previously issued shares for debt conversion, due to exchange adjustments	—	—	(2,909)	(29)	(427)	—	—	(456)
Foreign currency translation			—	—	—	688,639	—	688,639
Net loss, year ended December 31, 2015	—	—	—	—	—	—	(1,155,176)	(1,155,176)
Balance as of December 31, 2015	—	$—	47,738,855	$477,389	$16,177,534	$933,826	$(20,721,205)	$(3,132,456)

The accompanying notes are an integral part of the consolidated financial statements

Table of Contents	14

GREENESTONE HEALTHCARE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
	Year ended December 31, 2015	Year ended December 31, 2014
Operating activities
Net loss	$(1,155,176)	$(1,900,273)
Net loss from discontinued operations	—	248,181
Net loss from continuing operations	(1,155,176)	(1,652,092)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	90,862	83,701
Provision for bad debts	(14,010)	(1,148)
Provision against receivable on sale of subsidiary	446,476	—
Stock issued for services	56,906	679,858
Other foreign exchange movements	46,874	—
Amortization of beneficial conversion feature	12,709	21,650
Changes in operating assets and liabilities
Accounts receivable	(4,740)	30,819
Prepaid expenses	20,899	38,256
Accounts payable and accrued liabilities	(202,697)	368,364
Taxes payable	(315,791)	434,378
Deferred revenue	37,236	36,364
Net cash (used in) provided by operating activities - continuing operations	(980,452)	40,150
Net cash provided by operating activities - discontinued operations	—	531,788
Net cash (used in) provided by operating activities	(980,452)	571,938

Investing activities
Purchase of fixed assets	(27,450)	(56,998)
Movement in deposits	1,662	—
Net cash used in investing activities	(25,788)	(56,998)

Financing activities
Decrease in restricted cash	13,950	7,820
Increase (decrease) in bank overdraft	15,801	(126,073)
Repayment of loan payable	(10,613)	(9,992)
Repayment of notes payable	(34,350)	(328)
Proceeds from short-term notes	21,675	150,000
Proceeds from related party notes	223,160	—
Repayment of related party notes	—	(203,541)
Proceeds from the sale of common stock	—	382,500
Net cash provided by financing activities - continuing operations	229,623	200,386
Net cash used in financing activities - discontinued operations	—	(698,530)
Net cash provided by financing activities	229,623	(498,144)

Effect of exchange rate on cash	688,639	71,356

Net change in cash	(87,978)	88,152
Beginning cash balance	88,152	—
Ending (overdraft) cash balance	$174	$88,152

Table of Contents	15

Supplemental cash flow information
Cash paid for interest	$19,202	$80,531
Cash paid for income taxes	$—	$—

Non cash investing and financing activities
Common stock issued on conversion of convertible notes	$8,117	$197,730
Common stock issued on conversion of short term notes payable	$—	$127,076
Common stock surrendered on disposition of subsidiary	$—	$277,500

The accompanying notes are an integral part of the consolidated financial statements

Table of Contents	16

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

The relevant translation rates are as follows: For the year ended December 31, 2015 a closing rate of CAD$1.0000 equals US$0.72250 and an average exchange rate of CAD$1.0000 equals US$0.7833.

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

II) Liquidity risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $(3,397,266) and accumulated deficit of $(20,721,205). As disclosed in note 3, the Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

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

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Going Concern

The Company’s consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at December 31, 2015 the Company has a working capital deficiency of $(3,397,266) and accumulated deficit of $(20,721,205). Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures, including past due payroll and sales tax payments, as well as estimated penalties and interest, over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and, or debt financing in order to implement its business plan, and, or generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

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

4. Accounts receivable

The accounts receivable balance consists primarily of amounts due from the following parties:

	December 31, 2015	December 31, 2014

Treatment program	$183,583	$175,585
Outpatient services	—	16,541
	183,583	192,126
Allowance for doubtful accounts	—	(27,294)
	$183,583	$164,832

Table of Contents	27

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. Due from sale of subsidiary

On December 17, 2014, the Company completed the sale of all the outstanding shares of the Endoscopy clinic, for the sum of CAD$1,282,002, comprised of the agreed purchase price of CAD$1,250,000 and the acquisition of net assets at closing of CAD$32,002 The sale price of CAD$1,282,002 included the assumption by the buyer of debt in the same amount as the sale price, which debt was owed by the Endoscopy clinic to the Company in the amount of CAD$895,460 and to the buyer of CAD $386,542. At closing, the buyer offset the assumed debt to the Company of CAD$895,460 by US$277,500 through the cancellation of 2,408,268 shares of the Company’s common stock, for a net amount due to the Company of CAD$617,960. This debt is owed by the buyer to the Company in the form of an interest bearing note with a coupon of 5% per annum. The note was originally due on June 30, 2015 which was recently extended to December 31, 2015 . The amount outstanding of CAD$617,960 was revalued at US$446,476 and US$493,806 as of December 31, 2015 and 2014, respectively. Management evaluated this receivable as of December 31, 2015 and a provision for the full value of the note was raised as of December 31, 2015.

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

9. Taxation Payable (continued)

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

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Discontinued operations – 1816191 Ontario limited

In the prior year, On December 17, 2014, the Company completed the sale of the Endoscopy business to a Company owned by Dr. Jay Parekh, for the sum of CAD$1,282,002, comprised of the agreed purchase price of CAD$1,250,000 and the acquisition of net assets at closing of CAD$32,002 The sale price of CAD$1,282,002 included the assumption by the buyer of debt in the same amount as the sale price, which debt is owed by the Endoscopy clinic to the Company in the amount of CAD$895,460 and to the buyer of CAD$386,542. At closing, the buyer offset the assumed debt to the Company of CAD$895,460 by US$277,500 through the cancellation of 2,408,268 shares of the Company’s common stock, for a net amount due to the Company of CAD$617,960. This debt is owed by the buyer to the Company in the form of an interest bearing note with a coupon of 5% per annum.

13. Commitments and contingencies

a) Operating leases

The Company has entered into a lease agreement for the rental of premises operated by GreeneStone Clinic Muskoka Inc. which term initially expires on March 31, 2019. The Company has an option to extend the lease for an additional three terms, each term being an additional three years. The Company also has an option to purchase the property for $10,000,000, which option must be exercised in writing, accompanied by a $250,000 deposit and must be closed within 30 days of exercising the option. The Company also has a right of first refusal should the landlord receive an acceptable offer for the premises, the Company would be entitled to acquire the premises on the same terms and conditions of the acceptable offer, provided the Company has met certain covenants. The rental expense for the year ended December 31, 2015 was $352,044.

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

Table of Contents	34

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

The components of the Company’s deferred taxes asset as at December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015	December 31, 2014
Deferred tax asset
Net operating loss carry forward	$20,021,906	$19,566,029
Provisions raised	176,938
Valuation allowance	(20,198,844)	(19,566,029)
	$—	$—

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	December 31, 2015	December 31, 2014

Taxation benefit at statutory tax rate	$464,746	$665,096
Foreign taxation	(4,647)	—
Permanent Differences	(26,674)	—
Timing differences not provided for	(176,938)	—
Foreign tax rate differential	(5,701)	—
Valuation allowance	(250,786)	(665,096)
	$—	$—

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

Table of Contents	35

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Subsequent events

The Company is currently negotiating a Securities Purchase Agreement with JMJ Financial in which the Company will borrow $200,000 in terms of an unsecured convertible promissory note with a maturity date of seven months from the closing date for net proceeds of $160,000, after a 10% original issue discount and a 10% one-time interest charge. The promissory note is only convertible upon a repayment default, at a price to be determined. The Company will also issue, in terms of the financing, 3,703,700 warrants exercisable over common shares at $0.03 per share, which warrants contain a cashless exercise option.

Other than disclosed above, the Company has evaluated subsequent events through the date of the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

Table of Contents	36

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

Table of Contents	37

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

Table of Contents	38

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

Table of Contents	39

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

Table of Contents	40

Information regarding equity compensations plans is set forth in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	480,000	0.12	9,520,000

Equity compensation plans not approved by security holders	—	—	—

Total	480,000	0.12	9,520,000

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

Table of Contents	41

Name	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock Beneficially Owned (1(2))

Directors and officers
Shawn E. Leon	8,005,150	(3)	16.4%

John O’Bireck	—		—

Gerald T Miller	—		—

5% Shareholders
Irwin Zalcberg	5,300,000	(4)	10.4%

All officers and directors as a group (3 persons)	8,005,150		16.4%

(1)	Based on 47,738,855 shares of common stock outstanding as of April 6, 2016.
(2)	Beneficial ownership means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days of April 6, 2015.
(3)	Includes 1,910,000 shares of common stock held by Eileen Greene, the spouse of Shawn Leon, 2,687,300 shares of common stock held by GreeneStone Clinic Inc., which is controlled by Mr. Leon and warrants exercisable over 1,150,000 shares of common stock held by Eileen Greene. Mr. Leon resides at 46 Fairway Heights Drive, Thornhill, Ontario, Canada.
(4)	Includes 2,300,000 shares of common stock held by Irwin L. Zalcberg, warrants exercisable over 1,000,000 shares of common stock and further warrants exercisable over 2,000,000 shares of common stock owned by the Irwin Zalcberg profit sharing plan.

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

Table of Contents	42

As of December 31, 2015, a total of $274,496 is owed to executive officers or their affiliates for loans payable, as detailed in the below table:

Description	Amount

Shawn Leon (1)	$159,551

1816191 Ontario (2)	22,305

Greenestone Clinic (3)	5,284

Cranberry Cove Holdings LTD. (4)	87,356

$274,496

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

The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. On an arm’s length basis. During the year ended December 31, 2015, the Company had rent expense of $352,044 to Cranberry Cove Holdings Ltd. Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder being a director of the Company.

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

As of December 31, 2015, the Board determined that the following directors are independent under these standards: John O’Bireck and Gerald T Miller.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees paid by us to RBSM LLP for professional services rendered for the years ended December 31, 2015 and 2014:

Fee Category	December 31, 2015	December 31, 2014

Audit fees	$66,000	$75,725
Audit related fees	—	—
Taxation fees	—	—
All other fees	—	—
	$66,000	$75,725

Table of Contents	43

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

Table of Contents	44

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)Financial Statements and Schedules

See Item 8.

(b)Exhibits

Exhibit No.	Description	Form	SEC File No. Date	Exhibit	Filing	Filed Herewith	Furnished Herewith
3.1	Articles of Incorporation of NNRC, Inc. (as filed with the Secretary of State of Colorado on April 1, 1993)	10-K	000-15078	3.1	March 28, 2013

3.2	Articles of Amendment to the Articles of Incorporation of Nova Natural Resources, Inc. (as filed with the Secretary of State of Colorado on May 8, 2012)	10-K	000-15078	3.2	March 28, 2013

3.3	Articles of Amendment to the Articles of Incorporation of Greenestone Healthcare Corporation (as filed with the Secretary of State of Colorado on March 26, 2013)	8-K	000-15078	3.3	March 29, 2013

3.4	Amended and Restated Bylaws of Greenestone Healthcare Corporation	8-K	000-15078	3.4	March 29, 2013

10.1	Stock Purchase Agreement I	8-K	000-15078	10.01	March 29, 2013

10.2	Form of Warrant I	8-K	000-15078	10.01	December 30, 2013

10.3	Form of Warrant II	8-K	000-15078	10.01	December 30, 2013

10.4	Stock Purchase Agreement II	8-K	000-15078	10.01	December 30, 2013

10.5	Share Purchase Agreement, dated as of December 16, 2014, by and between the Registrant and Jain heel Parekh Medicine Professional Corporation	8-K	000-15078	10.1	December 23,2014

Table of Contents	45

10.6	Collateral Note, dated December 16, 2014	8-K	000-15078	10.2	December 23, 2014

16.1	Letter from Jarvis Ryan Associates, LLP	8-K	000-15078	16.1	July 9, 2014

31.1	Certification by the Principal Executive Officer of registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))					X

31.2	Certification by the Principal Financial Officer of registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))					X

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	INS XBRL Instance Document						X

101.SCH	SCH XBRL Schema Document						X

101.CAL	CAL XBRL Calculation Linkbase Document						X

101.DEF	DEF XBRL Definition Linkbase Document						X

101.LAB	LAB XBRL Label Linkbase Document						X

101.PRE	PRE XBRL Presentation Linkbase Document						X

Table of Contents	46

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENESTONE HEALTHCARE CORP.

Date: April 18, 2016	By: /s/ Shawn E. Leon
Name: Shawn E. Leon
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	April 18, 2016
Shawn Leon	Chief Financial Officer (Principal Financial Officer),
President and Director

/s/ John O’Bireck	Director	April 18, 2016
John O’Bireck

/s/ Gerald T. Miller	Director	April 18, 2016
Gerald T. Miller

Table of Contents	47