Form 10-Q
period 2016-03-31
GREENESTONE HEALTHCARE CORP
filed 2016-05-13
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

As of May 13, 2016, there were 47,738,855 shares outstanding of the registrant’s common stock.

GREENESTONE HEALTHCARE CORPORATION

THREE MONTHS ENDED MARCH 31, 2016

PART I

Item 1. Financial Statements.

GREENESTONE HEALTHCARE CORPORATION

INDEX TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US$ unless otherwise indicated)

Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015	2
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015.	3
Unaudited Condensed Consolidated Statements of changes in Stockholders Deficit.	4
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015.	5
Notes to the unaudited Condensed Consolidated Financial Statements	6

Table of Contents	1

GREENESTONE HEALTHCARE CORPORATION

CONDENSED CONSOLDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	Unaudited
ASSETS

Current assets
Cash	$3,543	$174
Accounts receivable, net	263,793	183,582
Prepaid expenses	23,405	15,489
Related party Receivables	75,190	—
Total current assets	365,931	199,245
Non-current assets
Cash - Restricted	77,100	72,250
Deposits	—	8,217
Fixed assets, net	177,797	193,131
Total non-current assets	254,897	273,598
Total assets	$620,828	$472,843

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$44,909	15,801
Accounts payable and accrued liabilities	442,470	606,274
Taxes payable	2,697,464	2,490,506
Deferred revenue	98,996	181,075
Current portion of loan payable	7,213	6,684
Short-term loan	41,332	21,675
Related party payables	492,930	274,496
Total current liabilities	3,825,314	3,596,511
Non-current liabilities
Loan payable	7,544	8,788
Total liabilities	3,832,858	3,605,299

Stockholders' deficit
Preferred stock - Series A; $0.01 par value, 3,000,000 authorized, nil outstanding as of March 31, 2016 and December 31, 2015.	—	—
Preferred Stock - Series B; $0.01 par value, 10,000,000 authorized, nil outstanding as of March 31, 2016 and December 31 2015.	—	—
Common stock; $0.01 par value, 500,000,000 shares authorized; 47,738,855 shares issued and outstanding as of March 31, 2016 and December 31, 2015.	477,389	477,389
Additional paid-in capital	16,177,534	16,177,534
Accumulated other comprehensive income	710,722	933,826
Accumulated deficit	(20,577,675)	(20,721,205)
Total stockholders' deficit	(3,212,030)	(3,132,456)

Total liabilities and stockholders' deficit	$620,828	$472,843

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Table of Contents	2

GREENESTONE HEALTHCARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2016	Three months ended March 31, 2015

Revenues	$822,837	$680,712

Operating expenses
Depreciation	15,333	20,994
General and administrative	163,120	298,201
Management fees	—	48,368
Professional fees	27,644	84,011
Rent	74,392	88,755
Salaries and wages	394,517	444,471
Total operating expenses	675,006	984,800

Operating income (loss)	147,831	(304,088)

Other expense
Interest expense	(38,188)	(51,541)
Foreign exchange movements	33,887	—
Net income (loss) before taxation	143,530	(355,629)
Taxation	—	—
Net income (loss)	143,530	(355,629)
Accumulated other comprehensive (loss) income
Foreign currency translation adjustment	(223,104)	315,179

Total comprehensive loss	$(79,574)	$(40,450)

Basic Income (loss) per common share	$0.00	$(0.01)
Diluted Income (loss) per common share	$0.00	$(0.01)

Weighted average common shares outstanding - Basic	47,738,855	46,388,120
Weighted average common shares outstanding - Diluted	48,005,555	46,388,120

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Table of Contents	3

GREENESTONE HEALTHCARE CORPORATION

UNAUDUTED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common		Additional Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance as of January 1, 2016	47,738,855	$477,389	$16,177,534	$933,826	$(20,721,205)	$(3,132,456)

Foreign currency translation	—	—	—	(223,104)	—	(223,104)
Net income for the three months end March 31, 2016	—	—	—	—	143,530	143,530
Balance as of March 31, 2016	47,738,855	$477,389	$16,177,534	$710,722	$(20,577,675)	$(3,212,030)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Table of Contents	4

GREENESTONE HEALTHCARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31, 2016	Three months ended March 31, 2015
Operating activities
Net Income (loss)	$143,530	$(355,629)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	15,333	20,994
Provision for bad debts	—	10,442
Stock issued for services	—	56,906
Other foreign exchange movements	(1,460)	(207)
Non cash movement in deposits	8,217	—
Amortization of beneficial conversion feature	—	9,609
Changes in operating assets and liabilities
Accounts receivable	(80,211)	(31,088)
Prepaid expenses	(7,916)	14,633
Accounts payable and accrued liabilities	(161,538)	(109,310)
Taxes payable	206,958	(72,685)
Deferred revenue	(82,079)	34,196
Net cash provided by (used in) operating activities	40,834	(422,139)

Investing activities
Purchase of fixed assets	—	(9,613)
Net cash used in investing activities	—	(9,613)

Financing activities
Decrease in restricted cash	—	7,350
Increase in bank overdraft	29,108	9,758
Repayment of loan payable	(1,658)	(3,938)
Proceeds from short-term notes	36,815	—
Repayment of short-term notes	(21,870)	(18,685)
Proceeds from related party notes	143,244	25,398
Net cash provided by financing activities	185,639	19,883

Effect of exchange rate on cash	(223,104)	329,230

Net change in cash	3,369	(82,639)
Beginning cash balance	174	88,152
Ending cash balance	$3,543	$5,513

Supplemental cash flow information
Cash paid for interest	$1,263	$38,190
Cash paid for income taxes	$—	$—

Non cash investing and financing activities
Common stock issued on conversion of convertible notes	$—	$8,117

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Table of Contents	5

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

GreeneStone Healthcare Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective May 2012, the Company changed its corporate name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation. As at March 31, 2016, the Company owns 100% of the outstanding shares of Greenstone Clinic Muskoka Inc., which was incorporated in 2010 under the laws of the Province of Ontario, Canada. Greenstone Clinic Muskoka Inc. provides medical services to various patients in clinics located in the regional municipality of Muskoka, Ontario, Canada.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

All adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in these unaudited condensed consolidated financial statements. Operating results for the three month period presented are not necessarily indicative of the results that may be expected for any other interim periods or for the full year. The balance sheet at December 31, 2015 has been derived from audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2015.

2. Summary of Significant Accounting Policies

a) Financial Reporting

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. Revenues and expenses are reported on the accrual basis, which means that income is recognized as it is earned and expenses are recognized as they are incurred.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that i) recorded transactions are valid; ii) valid transactions are recorded; and iii) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

b) Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

c) Principals of consolidation and foreign currency translation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiary. All inter- company transactions and balances have been eliminated on consolidation.

Table of Contents	6

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies(continued)

c) Principals of consolidation and foreign currency translation (continued)

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

The relevant translation rates are as follows: For the three months ended March 31, 2016; a closing rate of CAD$1.0000 equals US$0.7710 and an average exchange rate of CAD$1.0000 equals US$0.7290.

d) Revenue Recognition

The Company recognizes revenue from the rendering of services when they are earned; specifically, when all of the following conditions are met:

•	the significant risks and rewards of ownership are transferred to customers and the Company retains neither continuing involvement nor effective control;
•	there is clear evidence that an arrangement exists;
•	the amount of revenue and related costs can be measured reliably; and
•	it is probable that the economic benefits associated with the transaction will flow to the Company.

In particular, the Company recognizes:

•	Fees for out-patient counselling, coaching, intervention, psychological assessments and other related services when patients receive the service; and
•	Fees for in-patient addiction treatments proportionately over the term of the patient’s treatment.

Deferred revenue represents monies deposited by the patients for future services to be provided by the Company. Such monies will be recognized into revenue as the patient progresses through their treatment term.

Table of Contents	7

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies(continued)

e) Non-monetary transactions

The Company’s policy is to measure an asset exchanged or transferred in a non-monetary transaction at the more reliable measurement of the fair value of the asset given up and the fair value of the asset received, unless:

•	The transaction lacks commercial substance;
•	The transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange;
•	Neither the fair value of the asset received nor the fair value of the asset given up is reliably measurable; or
•	The transaction is a non-monetary, non-reciprocal transfer to owners that represents a spin-off or other form of restructuring or liquidation.

f) Cash and cash equivalents

The Company's policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition.

The Company has $77,100 (CAD$100,000) in restricted cash held by their bank to cover against the possibility of credit card charge backs, for services not performed.

g) Accounts receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At March 31, 2016 and December 31, 2015, the Company has a $0 and $0 allowance for doubtful accounts, respectively.

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

Table of Contents	8

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies(continued)

h) Financial instruments (continued)

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have assets or liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non- recurring basis during the three months ended March 31, 2016 and 2015.

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

Table of Contents	9

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.Summary of Significant Accounting Policies(continued)

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

l) Income (Loss) per share information

Basic net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and common share equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation (See Note 11, below).

Dilution is computed by applying the treasury stock method for options and warrants. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common shares at the average market price during the period.

Dilution is computed by applying the if-converted method for convertible preferred shares. Under this method, convertible preferred stock is assumed to be converted at the beginning of the period (or at the time of issuance, if later), and preferred dividends (if any) will be added back to determine income applicable to common stock. The shares issuable upon conversion will be added to weighted average number of common shares outstanding. Conversion will be assumed only if it reduces earnings per share (or increases loss per share).

Table of Contents	10

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies(continued)

m) Stock based compensation

ASC 718-10 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights that may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees". Measurement of share based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

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

p) Derivatives

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. The Company uses a Black- Scholes Option Pricing model to estimate the fair value of convertible debt conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statements of operations. Inputs into the Black Scholes Option Pricing model require estimates, including such items as estimated volatility of the Company’s stock, risk-free interest rate and the estimated life of the financial instruments being fair valued.

If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

Table of Contents	11

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies(continued)

q) Recent accounting pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

r) Financial instruments

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, March 31, 2016 and December 31, 2015.

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

II) Liquidity risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $(3,459,383) and accumulated deficit of $(20,577,675). As disclosed in note 3, the Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

Table of Contents	12

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies(continued)

r) Financial instruments (continued)

III) Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

i. Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to minimal interest rate risk on its bank indebtedness as there is a balance of $44,909 at March 31, 2016. This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

ii. Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as its subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. Most of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at March 31, 2016, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $11,600 increase or decrease in the Company’s after-tax net income (loss) from operations. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

Table of Contents	13

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at March 31, 2016 the Company has a working capital deficiency of $(3,459,383) and accumulated deficit of $(20,577,675). Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures, including past due payroll and sales tax payments, as well as estimated penalties and interest, over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and, or debt financing in order to implement its business plan, and, or generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

These factors create substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities or other adjustments that may be necessary should the Company not be able to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock or obtaining debt financing and attaining future profitable operations. Management's plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

4. Accounts receivable

The accounts receivable balance consists primarily of amounts due from the following parties:

	March 31, 2016	December 31, 2015
	Unaudited
Treatment program	$263,793	$183,582
Allowance for doubtful accounts	—	—
	$263,793	$183,582

5. Due from sale of subsidiary

A net amount of CAD$617,960 is due to the Company on the sale of the Endoscopy Clinic in December 2014. This debt is in the form of an interest bearing note with a coupon of 5% per annum. The note was originally due on June 30, 2015 which was recently extended to December 31, 2015. The amount outstanding of CAD$617,960 was revalued at US$476,477 as of March 31, 2016 and US$446,476 as of December 31, 2015. Management evaluated this receivable as of March 31, 2016 and a provision for the full value of the note was raised as of March 31, 2016 and December 31, 2015.

Table of Contents	14

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Due from sale of subsidiary (continued)

The amount due on the sale of subsidiary is summarized as follows:

	March 31, 2016	December 31, 2015
	Unaudited
Principal outstanding	$476,447	$446,476
Accrued interest	—	—
	476,447	446,476
Provision raised	(476,447)	(446,476)
	$—	$—

6. Fixed assets

Fixed assets consists of the following:

	Cost	Accumulated depreciation	Net book value March 31, 2016	Net book value December 31, 2015
			Unaudited
Computer equipment	$21,278	$15,779	$5,498	$5,945
Computer software	9,848	6,155	3,693	4,924
Furniture and equipment	352,379	264,827	87,552	94,651
Leasehold improvement	142,793	82,315	60,478	65,382
Medical equipment	4,491	3,508	983	1,047
Vehicles	64,175	44,582	19,593	21,182
	$594,964	$417,166	$177,797	$193,131

Depreciation expense for the three months ended March 31, 2016 and 2015 was $15,333 and $20,994, respectively

7. Taxation Payable

The Company has the following outstanding tax liabilities:

a) Harmonized Sales taxes

This represents sales tax liabilities in Canada, these taxes were never paid, management intends paying these taxation liabilities together with interest and penalties thereon, when sufficient funds are raised to do so. As of March 31, 2016 the balance due to the Canadian tax authorities amounted to $327,690.

b) Payroll taxes

The Company is delinquent in filing its payroll tax returns resulting in taxes, interest and penalties payable at March 31, 2016 and December 31, 2015. As of March 31, 2016 and December 31, 2015 as part of Taxes Payable, the Company has payroll tax liabilities of approximately $2,169,775 and $1,780,052, respectively, due to various taxing authorities. If the Company does not satisfy these liabilities, the taxing authorities may place liens on its bank accounts which would have a negative impact on its ability to operate. Further, the actual liability may be higher due to interest or penalties assessed by the taxing authorities.

Table of Contents	15

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Taxation Payable (continued)

c) US taxation and penalties

The Company has assets and operates a business in Canada and is required to disclose these operations to the US taxation authorities, the requisite disclosure has not been made and management has reserved the maximum penalty due to the IRS in terms of non-disclosure. This non-compliance with US disclosure requirements is currently being addressed.

The taxes and penalties due as of March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
	Unaudited
Payroll Taxes and harmonized sales taxes	$2,497,464	$2,290,506
US taxes and penalties	200,000	200,000
	$2,697,464	$2,490,506

8. Loans payable

The Company has an automobile loan payable bearing interest at 4.49% with blended monthly payments of $835 that matures in March 2018. The loan is secured by the vehicle with a net book value as at March 31, 2016 of $14,767.

	March 31, 2016	December 31, 2015
	Unaudited
Automobile loan
Current portion	$7,213	$6,684
Long-term portion	7,544	8,788
	$14,757	$15,472

Estimated principal payments are as follows:

Amount
Within 1 year	7,213
1 to 2 years	$7,544
$14,757

9. Related Party Transactions

GreeneStone Clinic Inc.

As of March 31, 2016 and December 31, 2015, the Company had a receivable of $67,297 and a payable of $(5,284), respectively. GreeneStone Clinic Inc., is controlled by one of the Company’s directors. The balance receivable and payable is non-interest bearing, not secured and has no specific repayment terms.

The Company incurred management fees from GreeneStone Clinic, Inc., totaling $0 and $48,368 for the three months ended March 31, 2016 and 2015, respectively.

Table of Contents	16

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Related Party Transactions (continued)

1816191 Ontario

As of March 31, 2016 and December 31, 2015, the Company had a receivable of $7,893 and a payable of $(22,305), respectively, to 1816191 Ontario, the Endoscopy Clinic, which was sold at the end of the prior year. The receivable and payable is non-interest bearing, and has no specific repayment terms.

Shawn E. Leon

As of March 31, 2016 and December 31, 2015 the Company had a payable of $159,551. The balance payable is non-interest bearing and have no fixed repayment terms.

Cranberry Cove Holdings Ltd.

The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. at market related terms. The Company had rental expense amounting to CAD $96,045 and CAD $96,600 for the three months ended March 31, 2016 and 2015, respectively. Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder owning 1816191 Ontario.

As of March 31, 2016 and December 31, 2015, the Company owed Cranberry Cove holdings $333,380(CAD $432,399) and $87,356 (CAD$120,908) in accrued rent and utility charges.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

10. Stockholders’ deficit

a) Common shares

Authorized

The Company has the authority to issue to 500,000,000 common shares at a par value of $0.01 per share.

Issued and outstanding

The Company has a total of 47,738,855 common shares with a par value of $0.01 each, issued and outstanding as of March 31, 2016 and December 31, 2015.

b) Preferred shares

Authorized

The Company has the authority to issue 3,000,000 series A convertible preferred shares and 10,000,000 Series B convertible preferred shares with a par value of $0.01 per share.

Issued and outstanding

The Company had no issued and outstanding preferred shares as at March 31, 2016 and December 31, 2015.

c) Warrants

No warrants were issued or exercised for the period under review. Warrants over 4,500,000 shares of common stock expired on January, 19, 2016.

Table of Contents	17

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ deficit (continued)

c) Warrants (continued)

The movement in warrants outstanding is summarized below:

	Number of warrants outstanding	Weighted average exercise price per share

Outstanding at January 1, 2015	6,300,000	$0.143
Granted	—	—
Cancelled/forfeited	—	—
Exercised	—	—
Outstanding at December 31, 2015	6,300,000	0.143
Granted	—	—
Cancelled/forfeited	(4,500,000)	0.150
Exercised	—	—
Outstanding at March 31, 2016	$1,800,000	$0.126

The following table summarizes information about warrants outstanding at March 31, 2016

Exercise Price	Number of warrants	Weighted average remaining life	Weighted average exercise price

$0.003	300,000	*	$0.003
$0.150	1,500,000	0.72	0.150
	1,800,000		$0.126

*	In terms of an agreement entered into with an investor relations company, 300,000 warrants were to be issued as part of the Investor Relations Agreement. These warrants have not been issued as yet, therefore the warrant terms are uncertain.

As of March 31, 2016 the 6,300,000 warrants were all vested, there were no unrecognized compensation costs related to these warrants and the intrinsic value of the warrants as of March 31, 2016 is $8,001.

d) Stock options

Our board of directors adopted the GreeneStone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 480,000 options as of March 31, 2016 under the Plan.

No options were issued, exercised or cancelled for the period under review.

Table of Contents	18

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ deficit (continued)

d)Stock options (continued)

The movement in options outstanding is summarized below.

	Number of options outstanding	Weighted average exercise price per share

Outstanding at January 1, 2015	480,000	$0.12
Granted	—	—
Cancelled/forfeited	—	—
Exercised	—	—
Outstanding at December 31, 2015	480,000	0.12
Granted	—	—
Cancelled/forfeited	—	—
Exercised	—	—
Outstanding at March 31, 2016	$480,000	$0.12

The following table summarizes information about options outstanding at March 31, 2016.

Exercise Price	Number of options outstanding	Number of options exercisable	Weighted average remaining life	Weighted average exercise price

$0.12	480,000	340,000	3.59	$0.12

The Company agreed to issue Stock options to a former officer vesting over a 24-month period commencing on November 1, 2014 expiring on October 31, 2019, a formal option agreement has not been issued as yet, as such the terms of these options are uncertain.

As of March 31, 2016 there was no unrecognized compensation costs related to these options and the intrinsic value of the options is $0.

11. Net income (loss) per common share

Basic income (loss) per share is based on the weighted-average number of common shares outstanding during each period. Diluted income (loss) per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of “in-the-money” stock options and warrants using the treasury stock method and the inclusion of all convertible securities, including preferred stock and convertible notes, assuming these securities were converted at the beginning of the period or at the time of issuance, if later. The computation of diluted net income (loss) per share does not assume the issuance of common shares that have an anti-dilutive effect on net income (loss) per share.

Table of Contents	19

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Net income (loss) per common share (continued)

For the three months ended March 31, 2016 the computation of basic and diluted earnings per share is as follows:

	Income	Number of shares	Per share amount

Net income	$143,530

Basic earnings per share	143,350	47,738,855	$0.00

Effect of dilutive securities
Warrants	—	266,700
Options	—	—

Diluted earnings per share	$143,350	48,005,555	$0.00

For the three months ended March 31, 2016, options to purchase 480,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock were excluded from the calculation of diluted earnings per share as the option and warrant exercise prices were greater than the average market price of the common shares.

For the three months ended March 31, 2015, the following options and warrants and convertible preferred stock were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

Three months ended March 31, 2015
Options to purchase shares of common stock	$480,000
Warrants to purchase shares of common stock	6,300,000
Outstanding at March 31, 2015	$6,780,000

12. Commitments and contingencies

a. Operating leases

The Company has entered into a lease agreement for the rental of premises operated by GreeneStone Clinic Muskoka Inc. which term initially expires on March 31, 2019. The Company has an option to extend the lease for an additional three terms, each term being an additional three years. The Company also has an option to purchase the property for $10,000,000, which option must be exercised in writing, accompanied by a $250,000 deposit and must be closed within 30 days of exercising the option. The Company also has a right of first refusal should the landlord receive an acceptable offer for the premises, the Company would be entitled to acquire the premises on the same terms and conditions of the acceptable offer, provided the Company has met certain covenants. The rental expense for the three months ended March 31, 2016 was $70,018 (CAD $96,045).

Table of Contents	20

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments and contingencies (continued)

a. Operating leases (continued)

The future minimum annual rental payments under the operating lease are estimated as follows, using the quarter end exchange rate of CAD $1 equals US $0.7710:

Amount
2016	$285,145
2017	412,513
2018	458,926
2019	117,662
$1,274,246

b. Contingency related to outstanding tax liabilities

The Company is delinquent in paying harmonized sales tax, filing and paying payroll taxes and may also be subject to US taxation and penalties as fully disclosed in note 7 above.

As of March 31, 2016, the Company had estimated Canadian tax liabilities outstanding of $2,497,464, which may result in the Canadian tax authorities placing liens on the Company bank accounts which would impact on the Company’s ability to operate. The Company has also provided for US tax liabilities of $200,000 due to non-compliance with the filing of certain required returns. The actual liability may be higher due to interest and penalties assessed by these taxing authorities.

c. Other

From time to time, the Company and its subsidiaries enter into legal disputes in the ordinary course of business. The Company believes there are no material legal or administrative matters pending that are likely to have, individually or in the aggregate, a material adverse effect on its business or results of operations.

13. Income taxes

The Company is not current in its tax filings as of March 31, 2016.

As at December 31, 2015, the Company is in arrears on filing its statutory income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates. In addition, the Company could be subject to penalties for these unfiled tax returns

During the year ended December 31, 2015, the Company has accrued and expensed $200,000 (2014: $150,000) in penalties and interest attributable to delinquent information returns which the Company is required to file in the US. Management believes the Company has adequately provided for any ultimate amounts that are likely to be due once these information returns are filed.

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

Table of Contents	21

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Subsequent events

The Company entered into a Securities Purchase Agreement with JMJ Financial on April 13, 2016, in terms of the agreement the Company borrowed $200,000 in terms of an unsecured convertible promissory note with a maturity date of seven months from the closing date. The principal amount due under the promissory note is $220,000, inclusive of an Original Issue discount and a further 10% once-off interest charge ($22,000) is due in terms of this note. The note is only convertible upon a repayment default, at a price to be determined. The Company will also issue, in terms of the financing, 3,703,700 warrants exercisable over common shares at $0.03 per share, which warrants contain a cashless exercise option.

Other than disclosed above, the Company has evaluated subsequent events through the date of the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

Table of Contents	22

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

Results of Operations

For the three months ended March 31, 2016 and the three months ended March 31, 2015.

Revenue

Revenues amounted to $822,837 and $680,712 for the three months ended March 31, 2016 and 2015, respectively, an increase of $142,125 or 20.9%. We operate in Canada and our functional currency is the Canadian Dollar. Our revenue, in Canadian Dollars increased from CAD$844,421 to CAD$1,128,708 for the three months ended March 31, 2016 and 2015, respectively, an increase of $284,287 or 33.7%. The increase in revenue in CAD $ terms is primarily due to the Canadian Government making use of the treatment facility to treat members of the armed forces for drug and alcohol addiction. The services offered by the facility is being utilized by several armed forces bases. The US $ has strengthened against the CAD $ over the comparative period in the prior year, from $0.8061 to $0.7290 resulting in a lower revenue growth in US $ terms compared to the revenue growth in CAD $ terms. The Company believes that revenue in CAD $ will continue its current trend over the prior year.

Table of Contents	23

Operating Expenses

Operating expenses amounted to $675,006 and $984,800 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $309,794 or 31.5%. The decrease in operating expenses in US$ terms is partially attributable to the relative strength of the US $ against the CAD $ during the current period, the average exchange rate between the CAD $ and the US $ has weakened from $0.8061 in the prior year to $0.7290 in the current period, a decrease in the average exchange rate of 9.6%. The decline in the currency exchange rate accounts for approximately $94,192 of the differential. The non-currency decrease is primarily attributed to a reduction in labor of CAD $18,425, the reduction in management fees of CAD $60,000, which were charged in the prior period and not in the current period and the reduction in professional service fees of US $86,953 over the prior year related to the restatement of the prior year results and investor relations expenditure which is non-recurring.

Operating income (loss)

The operating income (loss) amounted to $147,831 and $(304,088) for the three months ended March 31, 2016 and 2015, respectively, a net increase of $451,919, primarily due to the improved revenues and the decline in operating expenditure as discussed above.

Interest expense

Interest expense amounted to $38,188 and $51,541 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $13,353 or 25.9%. The decline consists of an approximate decline of $4,930 due to the deterioration in the average exchange rate from $0.8061 to $0.7290 for the three months ended March 31, 2015 and 2016, respectively. The interest expense consists primarily of interest accrued on the outstanding Canadian tax liabilities.

Foreign exchange movements

Foreign exchange movements of $33,887, represent the realized exchange gain on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net Income (Loss)

Net Income (loss) amounted to $143,530 and $(355,629) for the three months ended March 31, 2016 and 2015, respectively, an increase of $501,159, primarily due to the improvement in revenues and the decrease in operating expenses, discussed above.

Contingency related to outstanding tax liabilities:

The Company is delinquent in filing previous payroll tax returns resulting in taxes, interest and penalties payable at March 31, 2016 and December 31, 2015. As of March 31, 2016 and December 31, 2015 as part of Taxes Payable, the Company has tax liabilities of approximately $2,697,464 and $2,490,506, respectively due to various taxing authorities on the consolidated balance sheets. If the Company does not satisfy these liabilities, the taxing authorities may place liens on its bank accounts which would have a negative impact on its ability to operate. Further, the actual liability may be higher due to interest or penalties assessed by the taxing authorities.

Table of Contents	24

Liquidity and Capital Resources

The following table summarizes working capital at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015	Increase (decrease)
Current Assets	365,931	199,245	$166,686
Current Liabilities	(3,825,314)	(3,596,511)	(228,803)
Working capital deficit	$(3,459,383)	(3,397,266)	$(62,117)

Over the next twelve months we estimate that the company will require approximately $3.5million to cover the working capital deficit and properly market and promote the company. The company will have to raise equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as high and remains unchanged from the prior year.

Table of Contents	25

PART II

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

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation *

101.DEF	Taxonomy Extension Definition *

101.LAB	Taxonomy Extension Labels *

101.PRE	Taxonomy Extension Presentation *
*	filed herewith
Table of Contents	26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENESTONE HEALTHCARE CORP.

Date: May 13, 2016
By:/s/ Shawn E. Leon	Name: Shawn E. Leon
Title: Chief Executive Officer and Chief
Financial Officer (Principal Executive
Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	May 13, 2016
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director
/s/ John O’Bireck	Director	May 13, 2016
John O’Bireck
/s/ Gerald T. Miller	Director	May 13, 2016
Gerald T. Miller

Table of Contents	27