Form 10-Q
period 2016-06-30
GREENESTONE HEALTHCARE CORP
filed 2016-08-09
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

As of August 8, 2016, there were 48,738,855 shares outstanding of the registrant’s common stock.

PART I

Item 1. Financial Statements.

GREENESTONE HEALTHCARE CORPORATION

CONDENSED CONSOLDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	Unaudited
ASSETS

Current assets
Cash	$49,037	$174
Accounts receivable, net	237,409	183,582
Prepaid expenses	101,302	15,489
Depost on real estate	207,158	—
Related party Receivables	15,863	—
Total current assets	610,769	199,245
Non-current assets
Cash - Restricted	76,870	72,250
Deposits	—	8,217
Fixed assets, net	163,437	193,131
Total non-current assets	240,307	273,598
Total assets	$851,076	$472,843

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$31,635	15,801
Accounts payable and accrued liabilities	306,530	606,274
Taxes payable	2,722,094	2,490,506
Deferred revenue	179,193	181,075
Current portion of loan payable	7,273	6,684
Short-term loan	167,121	21,675
Related party payables	443,631	274,496
Total current liabilities	3,857,477	3,596,511
Non-current liabilities
Loan payable	5,673	8,788
Total liabilities	3,863,150	3,605,299

Stockholders' deficit
Preferred stock - Series A; $0.01 par value, 3,000,000 authorized, nil outstanding as of June 30, 201t6 and December 31, 2015.	—	—
Preferred Stock - Series B; $0.01 par value, 10,000,000 authorized, nil outstanding as of June 30, 2016 and December 31 2015.	—	—
Common stock; $0.01 par value, 500,000,000 shares authorized; 48,738,855 and 47,738,855 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.	487,389	477,389
Additional paid-in capital	16,290,778	16,177,534
Accumulated other comprehensive income	718,550	933,826
Accumulated deficit	(20,508,791)	(20,721,205)
Total stockholders' deficit	(3,012,074)	(3,132,456)
Total liabilities and stockholders' deficit	$851,076	$472,843

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Table of Contents	1

GREENESTONE HEALTHCARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015

Revenues	$1,024,384	$947,934	$1,847,222	$1,628,646

Operating expenses
Depreciation	15,412	26,446	30,746	47,440
General and administrative	243,981	120,702	407,100	418,903
Management fees	46,577	48,337	46,577	96,705
Professional fees	53,545	73,983	81,189	157,994
Rent	105,721	90,637	180,112	179,392
Salaries and wages	438,464	469,234	832,981	913,705
Total operating expenses	903,700	829,339	1,578,705	1,814,139

Operating income (loss)	120,684	118,595	268,517	(185,493)

Other Income (expense)
Other income	33,549	—	33,549	—
Interest expense	(45,658)	(39,401)	(83,846)	(90,942)
Debt discount	(33,262)	—	(33,262)	—
Foreign exchange movements	(6,394)	(72,419)	27,455	(72,419)
Net income (loss) before taxation	68,920	6,775	212,414	(348,854)
Taxation	—	—	—	—
Net income (loss)	68,920	6,775	212,414	(348,854)
Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	7,789	15,709	(215,276)	330,887

Total comprehensive income (loss)	$76,709	$22,484	$(2,862)	$(17,967)

Basic Income (loss) per common share	$0.00	$0.00	$0.00	$(0.01)
Diluted Income (loss) per common share	$0.00	$0.00	$0.00	$(0.01)

Weighted average common shares outstanding - Basic	47,991,602	47,389,404	47,865,229	46,938,730
Weighted average common shares outstanding - Diluted	49,192,552	47,389,404	49,066,179	46,938,730

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Table of Contents	2

GREENESTONE HEALTHCARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common		Additional
	Shares	Amount	Paid in Capital	Comprehensive Income	Accumulated Deficit	Total

Balance as of January 1, 2016	47,738,855	477,389	16,177,534	933,826	(20,721,205)	(3,132,456)

Foreign currency translation	—	—	—	(215,276)	—	(215,276)
Stock issued for services	1,000,000	10,000	40,000	—	—	50,000
Fair value of warrants issued	—	—	73,244	—	—	73,244
Net Income	—	—	—	—	212,414	212,414
Balance as of June 30, 2016	48,738,855	487,389	16,290,778	718,550	(20,508,791)	(3,012,074)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Table of Contents	3

GREENESTONE HEALTHCARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30, 2016	Six months ended June 30, 2015
Operating activities
Net Income (loss)	$212,414	$(348,854)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	30,746	47,440
Non cash debt discount movements	33,262	—
Stock issued for services	50,000	56,906
Other foreign exchange movements	(979)	10,803
Non cash movement in deposits	8,217	—
Amortization of beneficial conversion feature	—	12,709
Changes in operating assets and liabilities
Accounts receivable	(53,827)	88,050
Prepaid expenses	(85,813)	12,184
Accounts payable and accrued liabilities	(292,787)	(269,867)
Taxes payable	231,588	(12,093)
Deferred revenue	(1,882)	17,719
Net cash provided by (used in) operating activities	130,939	(385,003)

Investing activities
Purchase of fixed assets	(1,053)	(13,406)
Investment in deposits	(207,158)	—
Net cash used in investing activities	(208,211)	(13,406)

Financing activities
Increase in bank overdraft	15,834	10,282
Repayment of loan payable	(3,443)	(5,358)
Proceeds from short-term notes	283,386	—
Repayment of short-term notes	(107,639)	(34,350)
Proceeds from related party notes	153,273	9,488
Net cash provided by (used in) financing activities	341,411	(19,938)

Effect of exchange rate on cash	(215,276)	330,887

Net change in cash	48,863	(87,460)
Beginning cash balance	174	88,152
Ending cash balance	$49,037	$692

Supplemental cash flow information
Cash paid for interest	$7,548	$7,511
Cash paid for income taxes	$—	$—

Non cash investing and financing activities
Common stock issued on conversion of convertible notes	$—	$8,117

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Table of Contents	4

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

GreeneStone Healthcare Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective May 2012, the Company changed its corporate name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation. As at June 30, 2016, the Company owns 100% of the outstanding shares of Greenstone Clinic Muskoka Inc., which was incorporated in 2010 under the laws of the Province of Ontario, Canada. Greenstone Clinic Muskoka Inc. provides medical services to various patients in clinics located in the regional municipality of Muskoka, Ontario, Canada.

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

All adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in these unaudited condensed consolidated financial statements. Operating results for the three and six month period presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2015 has been derived from audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2015.

2.	Summary of Significant Accounting Policies

a)	Use of Estimates

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

b)	Principals of consolidation and foreign currency translation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiary. All inter company transactions and balances have been eliminated on consolidation.

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

The relevant translation rates are as follows: For the six months ended June 30, 2016; a closing rate of CAD$1.0000 equals US$0.7687 and an average exchange rate of CAD$1.0000 equals US$0.7530.

Table of Contents	5

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

c)	Revenue Recognition

The Company recognizes revenue from the rendering of services when they are earned; specifically, when all of the following conditions are met:

•	the significant risks and rewards of ownership are transferred to customers and the Company retains neither continuing involvement nor effective control;
•	there is clear evidence that an arrangement exists;
•	the amount of revenue and related costs can be measured reliably; and
•	it is probable that the economic benefits associated with the transaction will flow to the Company.

In particular, the Company recognizes:

•	Fees for outpatient counselling, coaching, intervention, psychological assessments and other related services when patients receive the service; and
•	Fees for inpatient addiction treatments proportionately over the term of the patient’s treatment.

Deferred revenue represents monies deposited by the patients for future services to be provided by the Company. Such monies will be recognized into revenue as the patient progresses through their treatment term.

d)	Cash and cash equivalents

The Company's policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition.

The Company has $76,870 (CAD$100,000) in restricted cash held by their bank to cover against the possibility of credit card charge backs, for services not performed.

e)	Recent accounting pronouncements

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-02, which amends the guidance in U.S. GAAP on accounting for operating leases, a lessee will be required to recognize assets and liabilities for operating leases with lease terms of more than 12 months on the balance sheet. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018., and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this guidance.

Table of Contents	6

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

e)	Recent accounting pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 09 Improvements to Employee Share-Based Payment Accounting” which is intended to improve the accounting for employee share-based payments. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016., and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

 In April 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 10 Revenue from Contract with Customers: identifying Performance Obligations and Licensing”. The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgement necessary to comply with Topic 606. This guidance has no effective date as yet. The Company is currently evaluating the impact of adopting this guidance.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

f)	Financial instruments

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, June 30, 2016 and December 31, 2015.

i.	Credit risk

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $(3,246,708) and accumulated deficit of $(20,508,791). As disclosed in note 3, the Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

Table of Contents	7

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

f)	Financial instruments (continued)

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

iv.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to minimal interest rate risk on its bank indebtedness as there is a balance of $31,635 at June 30, 2016. This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

v.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as its subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. Most of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at June 30, 2016, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $15,754 increase or decrease in the Company’s after-tax net income from continuing operation. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

vi.	Other price risk

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

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at June 30, 2016 the Company has a working capital deficiency of $(3,246,708) and accumulated deficit of $(20,508,791). Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures, including past due payroll and sales tax payments, as well as estimated penalties and interest, over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and, or debt financing in order to implement its business plan, and, or generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

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

A net amount of CAD$617,960 is due to the Company on the sale of the Endoscopy Clinic in December 2014. This debt is in the form of an interest bearing note with a coupon of 5% per annum. The note was originally due on June 30, 2015 which was recently extended to December 31, 2015. The amount outstanding of CAD$617,960 was revalued at US$475,026 as of June 30, 2016 and US$446,476 as of December 31, 2015. Management evaluated this receivable as of December 31, 2015 and a provision for the full value of the note was raised as of June 30, 2016 and December 31, 2015.

5.	Plant and equipment

Plant and equipment consists of the following:

	Cost	Accumulated depreciation	Net book value June 30, 2016	Net book value December 31, 2015
			Unaudited
Computer equipment	$21,278	$16,225	$5,053	$5,945
Computer software	9,848	7,386	2,462	4,924
Furniture and equipment	353,431	272,005	81,426	94,651
Leasehold improvement	142,793	87,219	55,574	65,382
Medical equipment	4,491	3,574	917	1,047
Vehicles	64,175	46,170	18,005	21,182
	$596,016	$432,579	$163,437	$193,131

Depreciation expense for the three months ended June 30, 2016 and 2015 was $15,412 and $26,446 and for the six months ended June 30, 2016 and 2015 was $30,746 and $47,440, respectively.

Table of Contents	9

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Loans payable

The Company has an automobile loan payable bearing interest at 4.49% with blended monthly payments of $835 that matures in March 2018. The loan is secured by the vehicle with a net book value as at June 30, 2016 of $13,715.

	June 30, 2016	December 31, 2015
	Unaudited
Automobile loan
Current portion	$7,273	$6,684
Long-term portion	5,673	8,788
	$12,946	$15,472

Estimated principal payments are as follows:

Amount

Within 1 year	7,273
1 to 2 years	$5,673
$12,946

7.	Short term notes

The Company entered into a Securities Purchase Agreement with JMJ Financial on April 13, 2016, in terms of the agreement the Company borrowed $200,000 in terms of an unsecured convertible promissory note with a maturity date of seven months from the closing date. The principal amount due under the promissory note is $220,000, inclusive of an Original Issue discount and a further 10% once-off interest charge of $20,000 is due in terms of this note. The note is only convertible upon a repayment default, at the lower of $0.03 per share of 60% of the lowest traded price over the preceding 25 day trading period. The Company also issued 3,703,700 warrants exercisable over common shares at $0.03 per share, which warrants contain a cashless exercise option, in terms of the financing arrangement.

Short term notes consist of the following at June 30, 2016:

Description	Interest Rate	Maturity	June 30, 2016

JMJ Financial
Principal	10%	November 13, 2016	220,000
Accrued interest			7,103
Unamortized debt discount			(59,982)
			167,121

Table of Contents	10

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Related Party Transactions

Greenstone Clinic Inc.

As of December 31, 2015, the Company had a payable of $5,284. Greenstone Clinic Inc., is controlled by one of the Company’s directors. The balance payable is noninterest bearing, not secured and has no specific repayment terms.

The balance owing from Greenstone Clinic, Inc., on June 30, 2016 was offset against the amount owing to Shawn E. Leon.

The Company incurred management fees from Greenstone Clinic, Inc., totaling $46,577 and $48,337 and $46,577 and $96,705 for the three months and six months ended June 30, 2016 and 2015, respectively.

1816191 Ontario

As of June 30, 2016 and December 31, 2015, the Company had a receivable of $15,863 and a payable of $(22,305), respectively, to 1816191 Ontario, the Endoscopy Clinic, which was sold at the end of the prior year. The receivable and payable is noninterest bearing, and has no specific repayment terms.

Shawn E. Leon

As of June 30, 2016 and December 31, 2015 the Company had a payable of $135,006 and $159,551, respectively to Shawn E. Leon, a director and CEO of the Company. The balance payable is noninterest bearing and have no fixed repayment terms.

The balance owing from Greenstone Clinic, Inc., on June 30, 2016 was offset against the amount owing to Shawn E. Leon.

Cranberry Cove Holdings Ltd.

The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. at market related terms. The Company had rental expense amounting to $105,721 and $168,469 and $180,112 and $179,392 for the three months and six months ended June 30, 2016 and 2015, respectively. Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder owning 1816191 Ontario.

As of June 30, 2016 and December 31, 2015, the Company owed Cranberry Cove Holdings $308,625 (CAD $401,490) and $87,356 (CAD$120,908) in accrued rent and utility charges.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

9.	Stockholders’ deficit

a)	Common shares

The Company issued 1,000,000 common shares valued at $50,000 to a third party in terms of an investor relations consulting agreement entered into on June 17, 2016.

Table of Contents	11

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Stockholders’ deficit (continued)

b)	Warrants

In terms of the short term loan entered into, as disclosed under note 7 above, on April 13, 2016, the Company issued 3,703,700 five year warrants exercisable at $0.03 per share, these warrants have a cashless exercise option.

The movement in warrants outstanding is summarized below:

	Number of warrants outstanding	Weighted average exercise price per share

Outstanding at January 1, 2015	6,300,000	$0.143
Granted	—	—
Cancelled/forfeited	—	—
Exercised	—	—
Outstanding at December 31, 2015	6,300,000	0.143
Granted	3,703,700	0.030
Cancelled/forfeited	(4,500,000)	0.150
Exercised	—	—
Outstanding at June 30, 2016	$5,503,700	$0.041

The following table summarizes information about warrants outstanding at June 30, 2016

Exercise Price	Number of warrants	Weighted average remaining life	Weighted average exercise price

$0.003	300,000	*	$0.003
$0.030	3,703,700	4,79	0.030
$0.150	1,500,000	0.47	0.150
	5,503,700	3.35	$0.041

*	In terms of an agreement entered into with an investor relations company, 300,000 warrants were to be issued as part of the Investor Relations Agreement. These warrants have not been issued as yet, therefore the warrant terms are uncertain.

As of June 30, 2016 the 5,503,700 warrants were all vested, there were no unrecognized compensation costs related to these warrants and the intrinsic value of the warrants as of June 30, 2016 is $48,038.

Table of Contents	12

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Stockholders’ deficit (continued)

c)	Stock options

Our board of directors adopted the GreeneStone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 480,000 options as of June 30, 2016 under the Plan.

No options were issued, exercised or cancelled for the period under review.

The following table summarizes information about options outstanding at June 30, 2016.

Exercise Price	Number of options outstanding	Number of options exercisable	Weighted average remaining life	Weighted average exercise price

$0.12	480,000	400,000	3.34	$0.12

As of June 30, 2016 there was no unrecognized compensation costs related to these options and the intrinsic value of the options is $0.

10.	Net income (loss) per common share

For the three months ended June 30, 2016 the computation of basic and diluted earnings per share is as follows:

	Income	Number of shares	Per share amount

Net income	$68,920

Basic earnings per share	68,920	47,991,602	$0.00

Effect of dilutive securities
Warrants	-	1,200,950
Options	-	-

Diluted earnings per share	$68,920	49,192,552	$0.00

Table of Contents	13

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Net income (loss) per common share (continued)

For the six months ended June 30, 2016 the computation of basic and diluted earnings per share is as follows:

	Income	Number of shares	Per share amount

Net income	$212,414

Basic earnings per share	212,414	47,865,229	$0.00

Effect of dilutive securities
Warrants	-	1,200,950
Options	-	-

Diluted earnings per share	$212,414	49,066,179	$0.00

For the three months and six months ended June 30, 2016, options to purchase 480,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock were excluded from the calculation of diluted earnings per share as the option and warrant exercise prices were greater than the average market price of the common shares.

For the three months and six months ended June 30, 2015, the following options and warrants and convertible preferred stock were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

Three months and six months ended June 30, 2015

Options to purchase shares of common stock	$480,000
Warrants to purchase shares of common stock	6,300,000
Outstanding at June 30, 2015	$6,780,000

11.	Commitments and contingencies

a)	Operating leases

The future minimum annual rental payments under the operating lease are estimated as follows, using the quarter end exchange rate of CAD $1 equals US $0.7687:

Amount

2016	$200,052
2017	419,443
2018	465,882
2019	119,434
$1,204,811

Table of Contents	14

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Commitments and contingencies (continued)

b)	Contingency related to outstanding tax liabilities

The Company is delinquent in paying harmonized sales tax, filing and paying payroll taxes and may also be subject to US taxation and penalties.

As of June 30, 2016, the Company had estimated Canadian tax liabilities outstanding of $2,522,094, which may result in the Canadian tax authorities placing liens on the Company bank accounts which would impact on the Company’s ability to operate. The Company has also provided for US penalties of $200,000 due to noncompliance with the filing of certain required returns. The actual liability may be higher due to interest and penalties assessed by these taxing authorities.

c)	Other

From time to time, the Company and its subsidiaries enter into legal disputes in the ordinary course of business. The Company believes there are no material legal or administrative matters pending that are likely to have, individually or in the aggregate, a material adverse effect on its business or results of operations.

Table of Contents	15

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Income taxes

The Company is not current in its tax filings as of June 30, 2016.

13.	Subsequent events

On May 17, 2016 the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), a Management Services Agreement (the “Management Agreement” and a Commercial Real Estate Contract to acquire the business and substantially all of the assets of Seastone of Delray, LLC (“Seastone”).

Seastone’s business is primarily the practice of providing addiction treatment health care services.

Pursuant to the terms of the Management Agreement, the Company began operating Seastone’s Business for a 90 day period commencing on July 1, 2016. During the Management Period, the Company is entitled to the revenues from the Business and will pay Seastone $20,000 per month to cover certain costs related to the Business, which shall increase to $28,000 per month if the Management Agreement is extended beyond 90 days. The Management Agreement may be terminated by either party if the Purchase Agreement does not close by September 15, 2016.

The Company entered into a commercial real estate contract with Seastone Condominiums of Delray, LLC and 810 Andrews, LLC, both Florida limited liability companies to acquire certain real property.

The purchase price for the Transaction is $6,150,000, which is being funded by a purchase money first mortgage in the amount of $3,000,000 at 5% per annum payable at $15,000 per month for three years; and $3,150,000 in cash. The Company has deposited $60,000 in escrow.

The closing of the Transaction is anticipated to be September 15, 2016 and is contingent upon (i) the Company obtaining the requisite licenses from the appropriate governmental agencies for the operation of Seastone’s Business.

Other than disclosed above, the Company has evaluated subsequent events through the date of the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

Table of Contents	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

This quarterly report on Form 10Q and other reports filed by Greenestone Healthcare Corp. (“we,” “us,” “our,” or the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Plan of Operation

During the next twelve months, the Company plans to continue and expand its operations as a provider of addiction and aftercare treatment services. The Company plans to focus on the growth of its addiction and aftercare treatment units while simultaneously reducing costs in current operations.

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

The company entered into an asset purchase, a management agreement and a commercial real estate agreement to acquire the business and substantially all of the assets of Seastone of Delray, LLC, primarily a practice providing addiction treatment health care services.

Table of Contents	17

Results of Operations

For the three months ended June 30, 2016 and the three months ended June 30, 2015.

Revenue

Revenues amounted to $1,024,384 and $947,934 for the three months ended June 30, 2016 and 2015, respectively, an increase of $76,450 or 8.1%. We operate in Canada and our functional currency is the Canadian Dollar. Our revenue, in Canadian Dollars increased to CAD $1,319,764 from CAD $1,165,540 for the three months ended June 30, 2016 and 2015, respectively, an increase of CAD $154,224 or 13.27%. The increase in revenue in CAD $ terms is primarily due to the Canadian Government making use of the treatment facility to treat members of the armed forces for drug and alcohol addiction. The services offered by the facility is being utilized by several armed forces bases. The US $ has strengthened against the CAD $ over the comparative period in the prior year, from $0.8136 to $0.7762 resulting in a lower revenue growth in US $ terms compared to the revenue growth in CAD $ terms. The Company believes that revenue in CAD $ will continue its current trend over the prior year.

Operating Expenses

Operating expenses amounted to $903,700 and $829,339 for the three months ended June 30, 2016 and 2015, respectively, an increase of $74,361 or 9.0%.

·	General and administrative expenses increased by $123,279, primarily due to an investor relations expense of $50,000 which represents the value of common shares issued to the investor relations company in consideration of the services to be rendered, and the reversal of management expenses of $60,000 in the prior period.
·	Rental expense increased by $15,084, primarily due to the rental escalating by $5,000 per month in terms of the lease agreement.
·	Offset by a reduction in professional fees of $20,438 and salaries and wages of $30,770 due to management’s efforts to reduce operating expenditure in these areas.

Operating income

Operating income amounted to $120,684 and $118,595 for the three months ended June 30, 2016 and 2015, respectively, a net increase of $2,089 or 1.8%, due to improved revenues offset by an increase in operating expenditure as discussed above.

Other income

Other income of $33,549 in the current year represents proceeds received from an insurance claim relating to building damage and proceeds from the sale of legacy oil rights owned by the company prior to the change in the nature of its operations.

Table of Contents	18

Interest expense

Interest expense amounted to $45,658 and $39,401 for the three months ended June 30, 2016 and 2015, respectively, an increase of $6,257 or 15.9%. The increase is due to a short term loan taken out during April 2016, the balance of the interest is primarily due to interest accrued on the outstanding Canadian tax liabilities.

Debt Discount

The debt discount of $33,262 represents the amortization of the value of the warrants issued in terms of the short term loan agreement entered into and an original issue discount attached to that loan.

Foreign exchange movements

Foreign exchange movements of $6,394 and $72,419 for the three months ended June 30, 2016 and 2015 respectively, represents the realized exchange loss on monetary assets and liabilities settled during each period as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net Income

Net Income amounted to $68,920 and $6,775for the three months ended June 30, 2016 and 2015, respectively, an increase of $62,145, primarily due to the reasons discussed above.

For the six months ended June 30, 2016 and the six months ended June 30, 2015.

Revenue

Revenues amounted to $1,847,222 and $1,628,646 for the six months ended June 30, 2016 and 2015, respectively, an increase of $218,576 or 13.4%. We operate in Canada and our functional currency is the Canadian Dollar. Our revenue, in Canadian Dollars increased to CAD $2,448,472 from CAD $2,009,560 for the six months ended June 30, 2016 and 2015, respectively, an increase of CAD $438,912 or 21.8%. The increase in revenue in CAD $ terms is primarily due to the Canadian Government making use of the treatment facility to treat members of the armed forces for drug and alcohol addiction. The services offered by the facility is being utilized by several armed forces bases. The US $ has strengthened against the CAD $ over the comparative period in the prior year, from $0.8099 to $0.7530 resulting in a lower revenue growth in US $ terms compared to the revenue growth in CAD $ terms. The Company believes that revenue in CAD $ will continue its current trend over the prior year.

Table of Contents	19

Operating Expenses

Operating expenses amounted to $1,578,705 and $1,814,139 for the six months ended June 30, 2016 and 2015, respectively, a decrease of $235,434 or 13.00%.

·	Management fees decreased by $50,128, primarily due to no management fee being charged in the first quarter of 2016
·	Rental expense increased marginally by $$720, due to the increase in rental incurred during the second quarter of the current year being offset by a reduction in office rental during the current year for office space leased in Canada.
·	A reduction in professional fees and salaries and wages of $76,802 and 80,724, respectively due to management’s efforts to reduce operating expenditure in these areas.

Operating income (loss)

Operating income (loss) amounted to $268,517 and $(185,493) for the six months ended June 30, 2016 and 2015, respectively, a net increase of $454,010 or 244.8%, due to improved revenues and a reduction in overall operating expenditure as discussed above.

Other income

Other income of $33,549 in the current year represents proceeds received from an insurance claim relating to building damage and proceeds from the sale of legacy oil rights owned by the company prior to the change in the nature of its operations.

Interest expense

Interest expense amounted to $83,846 and $90.942 for the six months ended June 30, 2016 and 2015, respectively, a slight decrease of $7,096 or 7.8%. The decrease is due to interest on short term loans incurred in the prior year which were repaid. The balance of the interest is primarily due to interest accrued on the outstanding Canadian tax liabilities.

Debt Discount

The debt discount of $33,262 represents the amortization of the value of the warrants issued in terms of the short term loan agreement entered into and an original issue discount attached to that loan.

Foreign exchange movements

Foreign exchange movements of $27,455 and $(72,419) for the six months ended June 30, 2016 and 2015 respectively, represents the realized exchange loss on monetary assets and liabilities settled during each period as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Table of Contents	20

Net Income (loss)

Net Income (loss) amounted to $212,414 and $(348,854) for the six months ended June 30, 2016 and 2015, respectively, an increase of $561,268, primarily due to the reasons discussed above.

Contingency related to outstanding tax liabilities:

The Company is delinquent in filing previous payroll tax returns resulting in taxes, interest and penalties payable at June 30, 2016 and December 31, 2015. As of June 30, 2016 and December 31, 2015 as part of Taxes Payable, the Company has tax liabilities of approximately $2,722,094 and $2,490,506, respectively due to various taxing authorities on the consolidated balance sheets. If the Company does not satisfy these liabilities, the taxing authorities may place liens on its bank accounts which would have a negative impact on its ability to operate. Further, the actual liability may be higher due to interest or penalties assessed by the taxing authorities.

Liquidity and Capital Resources

The following table summarizes working capital at June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015	Increase (decrease)

Current Assets	610,769	199,245	$411,254
Current Liabilities	(3,857,477)	(3,596,511)	(260,966)
Working capital Deficit	$(3,246,708)	(3,397,266)	$150,558

The Company borrowed $200,000 in short term loans to fund working capital requirements as revenue continues to grow over prior periods. This loan is repayable in 5 months, therefore over the next twelve months we estimate that the company will require approximately $3.5million to cover the working capital deficit and properly market and promote the company. The company will have to raise equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as high and remains unchanged from the prior year.

Table of Contents	21

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

Item 2. Unregistered sales of equity securities and use of proceeds

The Company issued 1,000,000 shares in terms of a consulting agreement entered into. For this issuance, we relied on the exemption from federal registration under Section 4(a)(2) of the Securities Act of 1933, based on our belief that the offer and sale of the common stock has not and will not involve a public offering as the parties are both “accredited investors” as defined under Section 501 promulgated under the Securities Act and no general solicitation has been involved in the offering.

Item 3. Defaults upon senior securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Not applicable.

Table of Contents	22

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation *

101.DEF	Taxonomy Extension Definition *

101.LAB	Taxonomy Extension Labels *

101.PRE	Taxonomy Extension Presentation *

* filed herewith

Table of Contents	23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENESTONE HEALTHCARE CORP.

Date: August 9, 2016
By:/s/ Shawn E. Leon	Name: Shawn E. Leon
Title: Chief Executive Officer and Chief
Financial Officer (Principal Executive
Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	August 9, 2016
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director
/s/ John O’Bireck	Director	August 9, 2016
John O’Bireck
/s/ Gerald T. Miller	Director	August 9, 2016
Gerald T. Miller

Table of Contents	24