Form 10-Q
period 2016-09-30
GREENESTONE HEALTHCARE CORP
filed 2016-11-17
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________to _________

Commission File Number: 00015078

GREENESTONE HEALTHCARE CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	84-1227328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5734 Yonge Street, Suite 300

North York, Ontario, Canada M2M 4E7

(Address of principal executive offices and zip code)

(416) 2225501

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Nonaccelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes [ ] No [X]

As of November 17, 2016, there were 48,738,855 shares outstanding of the registrant’s common stock.

GREENESTONE HEALTHCARE CORPORATION

NINE MONTHS ENDED

SEPTEMBER 30, 2016

PART I

Item 1. Financial Statements.

GREENSTONE HEALTHCARE CORPORATION

INDEX TO THE UNAUDITED CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

(Expressed in US$ unless otherwise indicated)

GREENESTONE HEALTHCARE CORPORATION

CONDENSED CONSOLDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	Unaudited
ASSETS

Current assets
Cash	$31,141	$174
Accounts receivable, net	176,664	183,582
Prepaid expenses	128,701	15,489
Related party Receivables	32,345	—
Total current assets	368,851	199,245
Non-current assets
Cash - Restricted	76,240	72,250
Deposits	—	8,217
Fixed assets, net	157,635	193,131
Total non-current assets	233,875	273,598
Total assets	$602,726	$472,843

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$7,144	15,801
Accounts payable and accrued liabilities	336,523	606,274
Taxes payable	2,730,946	2,490,506
Deferred revenue	98,184	181,075
Current portion of loan payable	7,295	6,684
Short-term loan	215,707	21,675
Related party payables	53,452	274,496
Total current liabilities	3,449,251	3,596,511
Non-current liabilities
Loan payable	3,772	8,788
Total liabilities	3,453,023	3,605,299

Stockholders' deficit
Preferred stock - Series A; $0.01 par value, 3,000,000 authorized, nil outstanding as of September 30, 201t6 and December 31, 2015.	—	—
Preferred Stock - Series B; $0.01 par value, 10,000,000 authorized, nil outstanding as of September 30, 2016 and December 31 2015.	—	—
Common stock; $0.01 par value, 500,000,000 shares authorized; 48,738,855 and 47,738,855 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.	487,389	477,389
Additional paid-in capital	16,290,778	16,177,534
Accumulated other comprehensive income	743,355	933,826
Accumulated deficit	(20,371,819)	(20,721,205)
Total stockholders' deficit	(2,850,297)	(3,132,456)
Total liabilities and stockholders' deficit	$602,726	$472,843

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Table Of Contents	1

GREENESTONE HEALTHCARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015

Revenues	$1,076,303	$848,767	$2,923,524	$2,477,413

Operating expenses
Depreciation	16,586	22,863	47,332	70,303
General and administrative	219,167	115,903	626,265	534,807
Management fees	45,742	—	92,319	96,705
Professional fees	35,204	62,292	116,394	220,286
Rent	104,881	84,176	284,993	263,568
Salaries and wages	456,920	425,324	1,289,900	1,339,029
Total operating expenses	878,500	710,558	2,457,203	2,524,698

Operating income (loss)	197,803	138,209	466,321	(47,285)

Other Income (expense)
Other income (expense)	19,451	(11,786)	53,000	(11,786)
Interest expense	(48,629)	(30,622)	(132,474)	(121,563)
Interest income	—	23,872	—	23,872
Debt discount	(39,988)	—	(73,250)	—
Foreign exchange movements	8,334	(73,157)	35,789	(145,576)
Net income (loss) before taxation	136,971	46,516	349,386	(302,338)
Taxation	—	—	—	—
Net income (loss)	136,971	46,516	349,386	(302,338)
Accumulated other comprehensive income
Foreign currency translation adjustment	24,805	240,531	(190,471)	571,418

Total comprehensive income	$161,776	$287,047	$158,915	$269,080

Basic Income (loss) per common share	$0.00	$0.00	$0.01	$(0.01)
Diluted Income (loss) per common share	$0.00	$0.00	$0.01	$(0.01)

Weighted average common shares outstanding - Basic	48,738,855	47,738,855	48,158,563	47,176,078
Weighted average common shares outstanding - Diluted	49,005,555	47,738,855	48,425,263	47,176,078

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Table Of Contents	2

GREENESTONE HEALTHCARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

			Additional
	Common Shares	Amount	Paid in Capital	Comprehensive Income	Accumulated Deficit	Total

Balance as of January 1, 2016	47,738,855	$477,389	$16,177,534	$933,826	$(20,721,205)	$(3,132,456)

Foreign currency translation	—	—	—	(190,471)	—	(190,471)
Stock issued for services	1,000,000	10,000	40,000	—	—	50,000
Fair value of warrants issued	—	—	73,244	—	—	73,244
Net Income	—	—	—	—	349,386	349,386
Balance as of September 30, 2016	48,738,855	$487,389	$16,290,778	$743,355	$(20,371,819)	$(2,850,297)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Table Of Contents	3

GREENESTONE HEALTHCARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Operating activities
Net Income (loss)	$349,386	$(302,338)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	47,332	70,303
Non cash debt discount movements	73,250	56,906
Stock issued for services	50,000	—
Other foreign exchange movements	(1,266)	11,064
Non cash movement in deposits	8,217	—
Amortization of beneficial conversion feature	—	12,709
Changes in operating assets and liabilities
Accounts receivable	6,918	123,106
Prepaid expenses	(113,212)	13,231
Accounts payable and accrued liabilities	(254,195)	(284,159)
Due on sale of subsidiary	—	10,317
Taxes payable	240,440	(152,344)
Deferred revenue	(82,891)	(76,661)
Net cash provided by (used in) operating activities	323,979	(517,866)

Investing activities
Purchase of fixed assets	(11,836)	(26,281)
Net cash used in investing activities	(11,836)	(26,281)

Financing activities
Decrease in bank overdraft	(8,657)	—
Repayment of loan payable	(4,406)	(8,417)
Proceeds from short-term notes	283,386	—
Repayment of short-term notes	(107,639)	—
Repayment of convertible notes	—	(34,350)
Proceeds from (Repayment of) related party notes	(253,389)	(41,876)
Net cash used in financing activities	(90,705)	(84,643)

Effect of exchange rate on cash	(190,471)	571,418

Net change in cash	30,967	(57,372)
Beginning cash balance	174	88,152
Ending cash balance	$31,141	$30,780

Supplemental cash flow information
Cash paid for interest	$9,632	$10,703
Cash paid for income taxes	$—	$—

Non cash investing and financing activities
Common stock issued on conversion of convertible notes	$—	$8,117
common stock issued for conversion of Series B shares	$—	$1,060

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Table Of Contents	4

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

GreeneStone Healthcare Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective May 2012, the Company changed its corporate name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation. As at September 30, 2016, the Company owns 100% of the outstanding shares of Greenstone Clinic Muskoka Inc., which was incorporated in 2010 under the laws of the Province of Ontario, Canada. Greenstone Clinic Muskoka Inc. provides medical services to various patients in clinics located in the regional municipality of Muskoka, Ontario, Canada.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and Rule 803 of Regulation SX. Accordingly, these unaudited condensed consolidated financial statements do not include all the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

All adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in these unaudited condensed consolidated financial statements. Operating results for the three and nine month period presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2015 has been derived from audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2015.

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

b)	Principals of consolidation and foreign currency translation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiary. All intercompany transactions and balances have been eliminated on consolidation.

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

The relevant translation rates are as follows: For the nine months ended September 30, 2016; a closing rate of CAD$1.0000 equals US$0.7624 and an average exchange rate of CAD$1.0000 equals US$0.7663.

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

Other income includes proceed received on the sale of mineral rights which are owned by the company in terms of the Company’s  previous operations.

d)	Cash and cash equivalents

The Company's policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition.

The Company has $76,240 (CAD$100,000) in restricted cash held by their bank to cover against the possibility of credit card charge backs, for services not performed.

Table Of Contents	6

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

e)	Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 will replace the current incurred loss approach with an expected loss model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the current other-than-temporary impairment model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the effect ASU 2016-13 will have on our consolidated financial statements.

In August 2016, FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect ASU 2016-15 will have on our consolidated statements of cash flows.

In October 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 requires immediate recognition of income tax consequences of intercompany asset transfers, other than inventory transfers.  Existing GAAP prohibits recognition of income tax consequences of intercompany asset transfers whereby the seller defers any net tax effect and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements.  ASU 2016-16 specifically excludes from its scope intercompany inventory transfers whereby the recognition of tax consequences will take place when the inventory is sold to third parties. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. We are currently evaluating the effect ASU 2016-16 will have on our consolidated financial statements.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

f)	Financial instruments

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, September 30, 2016 and December 31, 2015.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $(3,080,400) and accumulated deficit of $(20,371,819). As disclosed in note 3, the Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

iv.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to minimal interest rate risk on its bank indebtedness as there is a balance of $7,144 as of September 30, 2016. This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

v.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as its subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. Most of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at September 30, 2016, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $17,469 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at September 30, 2016 the Company has a working capital deficiency of $(3,080,400) and accumulated deficit of $(20,371,819). Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures, including past due payroll and sales tax payments, as well as estimated penalties and interest, over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and, or debt financing in order to implement its business plan, and, or generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

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

4.      Due from sale of subsidiary

A net amount of CAD$617,960 is due to the Company on the sale of the Endoscopy Clinic in December 2014. This debt is in the form of an interest bearing note with a coupon of 5% per annum. The note was originally due on June 30, 2015 which was subsequently extended to December 31, 2015. The amount outstanding of CAD$617,960 was revalued at US $471,132 as of September 30, 2016 and US$446,476 as of December 31, 2015. Management evaluated this receivable as of December 31, 2015 and a provision for the full value of the note was raised as of September 30, 2016 and December 31, 2015.

5.      Plant and equipment

Plant and equipment consists of the following:

	Cost	Accumulated depreciation	Net book value September 30, 2016	Net book value December 31, 2015
			Unaudited
Computer equipment	$21,278	$16,672	$4,606	$5,945
Computer software	9,848	8,617	1,231	4,924
Furniture and equipment	360,792	279,971	80,821	94,651
Leasehold improvement	146,216	92,507	53,709	65,382
Medical equipment	4,491	3,639	852	1,047
Vehicles	64,175	47,759	16,416	21,182
	$606,800	$449,165	$157,635	$193,131

Depreciation expense for the three months ended September 30, 2016 and 2015 was $16,586 and $22,863 and for the nine months ended September 30, 2016 and 2015 was $47,332 and $70,303, respectively.

Table Of Contents	9

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.       Loans payable

The Company has an automobile loan payable bearing interest at 4.49% with blended monthly payments of $835 that matures in March 2018. The loan is secured by the vehicle with a net book value as at September 30, 2016 of $12,493.

	September 30, 2016	December 31, 2015
	Unaudited
Automobile loan
Current portion	$7,295	$6,684
Long-term portion	3,772	8,788
	$11,067	$15,472

Estimated principal payments are as follows:

Amount

Within 1 year	7,295
1 to 2 years	$3,772
$11,067

7. Short term notes

The Company entered into a Securities Purchase Agreement with JMJ Financial on April 13, 2016, in terms of the agreement the Company borrowed $200,000 in terms of an unsecured convertible promissory note with a maturity date of seven months from the closing date. The principal amount due under the promissory note is $220,000, inclusive of an Original Issue discount and a further 10% once-off interest charge of ($20,000) is due in terms of this note. The note is only convertible upon a repayment default, at the lower of $0.03 per share of 60% of the lowest traded price over the preceding 25 day trading period. The Company also issued 3,703,700 warrants exercisable over common shares at $0.03 per share, which warrants contain a cashless exercise option, in terms of the financing arrangement.

Short term notes consist of the following at September 30, 2016:

Description	Interest Rate	Maturity	September 30, 2016

JMJ Financial
Principal	10%	November 13, 2016	$220,000
Accrued interest			15,701
Unamortized debt discount			(19,994)
			$215,707

Table Of Contents	10

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Related Party Transactions

Greenstone Clinic Inc.

As of September 30, 2016, and December 31, 2015, the Company had a payable of $510 and $5,284, respectively. Greenstone Clinic Inc., is controlled by one of the Company’s directors. The balance payable is noninterest bearing, not secured and has no specific repayment terms.

The Company incurred management fees from Greenstone Clinic, Inc., totaling $45,742 and $Nil and $92,319 and $96,705 for the three months and nine months ended September 30, 2016 and 2015, respectively.

1816191 Ontario

As of September 30, 2016, and December 31, 2015, the Company had a receivable of $17,345 and a payable of $(22,305), respectively, to 1816191 Ontario, the Endoscopy Clinic, which was sold at the end of the prior year. The receivable and payable is noninterest bearing, and has no specific repayment terms.

Shawn E. Leon

As of September 30, 2016, and December 31, 2015 the Company had a payable of $Nil and $159,551, respectively to Shawn E. Leon, a director and CEO of the Company. The balance payable is noninterest bearing and have no fixed repayment terms.

Cranberry Cove Holdings Ltd.

The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. at market related terms. The Company had rental expense amounting to $100,203 and $84,176 and $271,364 and $263,568 for the three months and nine months ended September 30, 2016 and 2015, respectively. Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder owning 1816191 Ontario.

As of September 30, 2016, and December 31, 2015, the Company owed Cranberry Cove Holdings $37,942 (CAD $49,767) and $87,356 (CAD$120,908).

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

In terms of the short term loan entered into, as disclosed under note 8 above, on April 13, 2016, the Company issued 3,703,700 five year warrants exercisable at $0.03 per share, these warrants have a cashless exercise option.

The movement in warrants outstanding is summarized below:

	Number of warrants outstanding	Weighted average exercise price per share

Outstanding at January 1, 2015	6,300,000	$0.143
Granted	-	-
Cancelled/forfeited	-	-
Exercised	-	-
Outstanding at December 31, 2015	6,300,000	0.143
Granted	3,703,700	0.030
Cancelled/forfeited	(4,500,000)	0.150
Exercised	-	-
Outstanding at September 30, 2016	5,503,700	$0.061

The following table summarizes information about warrants outstanding at September 30, 2016:

Exercise Price	Number of warrants	Weighted average remaining life	Weighted average exercise price

$0.003	300,000	*	$0.000
$0.030	3,703,700	4,54	0.020
$0.150	1,500,000	0.22	0.040
	5,503,700		$0.060

* In terms of an agreement entered into with an investor relations company, 300,000 warrants were to be issued as part of the Investor Relations Agreement. These warrants have not been issued as yet, therefore the warrant terms are uncertain.

As of September 30, 2016, the 5,503,700 warrants were all vested, there were no unrecognized compensation costs related to these warrants and the intrinsic value of the warrants as of September 30, 2016 is $8,001.

Table Of Contents	12

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Stockholders’ deficit (continued)

c)	Stock options

Our board of directors adopted the GreeneStone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 480,000 options as of September 30, 2016 under the Plan.

No options were issued, exercised or cancelled for the period under review.

The following table summarizes information about options outstanding at September 30, 2016.

Exercise Price	Number of options outstanding	Number of options exercisable	Weighted average remaining life	Weighted average exercise price

$0.12	480,000	400,000	3.08	$0.12

As of September 30, 2016, there was no unrecognized compensation costs related to these options and the intrinsic value of the options is $0.

10. Net income per common share

For the three months ended September 30, 2016 the computation of basic and diluted earnings per share is as follows:

	Income	Number of shares	Per share amount

Net income	$136,971

Basic earnings per share	136,971	48,738,855	$0.00

Effect of dilutive securities
Warrants	—	266,700
Options	—	—

Diluted earnings per share	$136,971	49,005,555	$0.00

Table Of Contents	13

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2016 the computation of basic and diluted earnings per share is as follows:

	Income	Number of shares	Per share amount

Net income	$349,386

Basic earnings per share	349,386	48,158,563	$0.01

Effect of dilutive securities
Warrants	—	266,700
Options	—	—

Diluted earnings per share	$349,386	48,425,263	$0.01

For the three months and nine months ended September 30, 2016, options to purchase 480,000 shares of common stock and warrants to purchase 5,203,700 shares of common stock were excluded from the calculation of diluted earnings per share as the option and warrant exercise prices were greater than the average market price of the common shares.

For the three months and nine months ended September 30, 2015, the following options and warrants and convertible preferred stock were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

Three months and nine months ended September 30, 2015

Options to purchase shares of common stock	$480,000
Warrants to purchase shares of common stock	6,300,000
Outstanding at September 30, 2015	$6,780,000

11. Commitments and contingencies

a.	Operating leases

The future minimum annual rental payments under the operating lease are estimated as follows, using the quarter end exchange rate of CAD $1 equals US $0.7624:

Amount

2016	$99,292
2017	432,102
2018	478,483
2019	122,642
$1,132,520

Table Of Contents	14

GREENESTONE HEALTHCARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

b.	Contingency related to outstanding tax liabilities

The Company is delinquent in paying harmonized sales tax, filing and paying payroll taxes and may also be subject to US taxation and penalties.

As of September 30, 2016, the Company had estimated Canadian tax liabilities outstanding of $2,530,946, which may result in the Canadian tax authorities placing liens on the Company bank accounts which would impact on the Company’s ability to operate. The Company has also provided for US penalties of $200,000 due to noncompliance with the filing of certain required returns. The actual liability may be higher due to interest and penalties assessed by these taxing authorities.

c.	Material Agreements

On May 17, 2016, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), a Management Services Agreement (the “Management Agreement” and a Commercial Real Estate Contract to acquire the business and substantially all of the assets of Seastone of Delray, LLC (“Seastone”).

Seastone’s business is primarily the practice of providing addiction treatment health care services.

Pursuant to the terms of the Management Agreement, the Company began operating Seastone’s Business for a 90 day period commencing on July 1, 2016. During the Management Period, the Company is entitled to the revenues from the Business and will pay Seastone $20,000 per month to cover certain costs related to the Business, which shall increase to $28,000 per month if the Management Agreement is extended beyond 90 days. The Management Agreement may be terminated by either party if the Purchase Agreement does not close by September 15, 2016. The purchase agreement is expected to close in November 2016.

The Company entered into a commercial real estate contract with Seastone Condominiums of Delray, LLC and 810 Andrews, LLC, both Florida limited liability companies to acquire certain real property.

The purchase price for the Transaction is $6,150,000, will be funded by a purchase money first mortgage in the amount of $3,750,000 at 5% per annum payable at $15,000 per month for three years; and $3,150,000 in cash. The Company has deposited $110,000 in escrow.

The closing of the Transaction is anticipated to be during November, 2016 and is contingent upon (i) the Company obtaining the requisite licenses from the appropriate governmental agencies for the operation of Seastone’s Business.

d.	Other

From time to time, the Company and its subsidiaries enter into legal disputes in the ordinary course of business. The Company believes there are no material legal or administrative matters pending that are likely to have, individually or in the aggregate, a material adverse effect on its business or results of operations.

12. Income taxes

The Company is not current in its tax filings as of September 30, 2016.

13. Subsequent events

The Company has evaluated subsequent events through the date of the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

Table Of Contents	15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking Statements

This quarterly report on Form 10Q and other reports filed by Greenstone Healthcare Corp. (“we,” “us,” “our,” or the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

The Company finalized the terms for the acquisition of the property currently leased by the Company. The property, which is the location of GreeneStone's Muskoka addiction treatment center, encompasses approximately 48,000 square feet of buildings on 43 acres and is adjacent to Lake Muskoka in Ontario. The Company expects this deal to close once the appropriate funding has been raised.

The company entered into an asset purchase, a management agreement and a commercial real estate agreement to acquire the business and substantially all of the assets of Seastone of Delray, LLC, primarily a practice providing addiction treatment health care services.

Table Of Contents	16

Results of Operations

For the three months ended September 30, 2016 and the three months ended September 30, 2015.

Revenue

Revenues amounted to $1,076,303 and $848,767 for the three months ended September 30, 2016 and 2015, respectively, an increase of $227,536 or 26.8%. We operate in Canada and our functional currency is the Canadian Dollar. Our revenue, in Canadian Dollars increased to CAD $1,404,475 from CAD $1,110,665 for the three months ended September 30, 2016 and 2015, respectively, an increase of CAD $293,810 or 26.5%. The increase in revenue in CAD $ terms is primarily due to the Canadian Government making use of the treatment facility to treat members of the armed forces for drug and alcohol addiction. The services offered by the facility is being utilized by several armed forces bases. The US $ has weakened slightly against the CAD $ over the comparative period in the prior year, from $0.7642 to $0.7663 resulting in a slightly higher revenue growth in US $ terms compared to the revenue growth in CAD $ terms. The Company believes that revenue in CAD $ will continue its current trend over the prior year.

Operating Expenses

Operating expenses amounted to $878,500 and $710,558 for the three months ended September 30, 2016 and 2015, respectively, an increase of $167,942 or 23.6%.

·	General and administrative expenses increased by $103,264, primarily due to an increase in clinic related costs, in line with revenue growth.
·	Rental expense increased by $20,705, primarily due to the rental escalating by $5,000 per month in terms of the lease agreement and additional rental expense generated on a bed nights commission basis.
·	Management fees of $45,742 were charged for the current period, no management fees were charged in the prior period.
·	Offset by a reduction in professional fees of $27,088 as management made a concerted effort to reduce fees from outside service providers.
·	Salary expenses increased by $31,596 or 7% due to the increased activity at the clinic.

Operating income

Operating income amounted to $197,803 and $138,209 for the three months ended September 30, 2016 and 2015, respectively, a net increase of $59,594 or 43.1%, due to improved revenues offset by an increase in operating expenditure as discussed above.

Other income (expense)

Other income of $19,451 in the current period represents proceeds received of $60,000 for the disposal of oil rights related to GreeneStone’s previous operations, net of $40,549 of expenses incurred on the pending acquisition of Seastone of Dealray.

Table Of Contents	17

Interest expense

Interest expense amounted to $48,629 and $30,622 for the three months ended September 30, 2016 and 2015, respectively, an increase of $18,007 or 58.8%. The increase is due to a short term loan taken out during April 2016, the balance of the interest is primarily due to interest accrued on the outstanding Canadian tax liabilities.

Debt Discount

The debt discount of $39,988 represents the amortization of the value of the warrants issued in terms of the short term loan agreement entered into and an original issue discount attached to that loan.

Foreign exchange movements

Foreign exchange movements of $8,334 and $(73,157) for the three months ended September 30, 2016 and 2015 respectively, represents the realized exchange gain and loss, respectively, on monetary assets and liabilities settled during each period as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net Income

Net Income amounted to $136,971 and $46,516 for the three months ended September 30, 2016 and 2015, respectively, an increase of $90,455, primarily due to the increased profitability from operations on higher revenues and the additional $60,000 of other income on the disposal of oil rights, offset by the expenses incurred on the pending acquisition of Seastone of Delray.

For the nine months ended September 30, 2016 and the nine months ended September 30, 2015.

Revenue

Revenues amounted to $2,923,524 and $2,477,413 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $446,111 or 18.0%. We operate in Canada and our functional currency is the Canadian Dollar. Our revenue, in Canadian Dollars increased to CAD $3,852,947 from CAD $3,120,225 for the nine months ended September 30, 2016 and 2015, respectively, an increase of CAD $732,722 or 23.5%. The increase in revenue in CAD $ terms is primarily due to the Canadian Government making use of the treatment facility to treat members of the armed forces for drug and alcohol addiction. The services offered by the facility is being utilized by several armed forces bases. The US $ has strengthened against the CAD $ over the comparative period in the prior year, from $0.7946 to $0.7574 resulting in a lower revenue growth in US $ terms compared to the revenue growth in CAD $ terms. The Company believes that revenue in CAD $ will continue its current trend over the prior year.

Table Of Contents	18

Operating Expenses

Operating expenses amounted to $2,457,203 and $2,524,698 for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $67,495 or 2.7%.

·	General and administrative expenses increased by $91,458 or 17.1%, primarily due to an increase in clinic related expenses in line with revenue growth,
·	Management fees decreased by $4,386 or 4.5% primarily due to a strengthening in the US$ exchange rate over the prior year.
·	Rental expense increased by $21,425 8.13% primarily due to the increase in clinic rental expense rom April 2016, in terms of the lease agreement, offset by a reduction in office rental during the current year for office space leased in Canada.
·	A reduction in professional fees and salaries and wages of $103,892 and $49,129, respectively due to management’s efforts to reduce operating expenditure in these areas.

Operating income (loss)

Operating income (loss) amounted to $466,321 and $(47,285) for the nine months ended September 30, 2016 and 2015, respectively, a net increase of $513,606 or 1,086.2%, due to improved revenues and a reduction in overall operating expenditure as discussed above.

Other income (expense)

Other income of $53,000 in the current year represents proceeds of $70,000 from the sale of oil rights related to GreeneStone’s previous operations and proceeds received of $27,109 from an insurance claim relating to building damage, offset by expenses incurred on the pending acquisition of Seastone of Delray.

Interest expense

Interest expense amounted to $132,474, and $121,563 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $10,911 or 9.0%. The increase is primarily related to interest on short term loans raised in the current period. The balance of the interest is primarily due to interest accrued on the outstanding Canadian tax liabilities.

Debt Discount

The debt discount of $73,250 represents the amortization of the value of the warrants issued in terms of the short term loan agreement entered into and an original issue discount attached to that loan.

Foreign exchange movements

Foreign exchange movements $35,789 and $(145,576) for the nine months ended September 30, 2016 and 2015 respectively, represents the realized exchange gain and (loss) on monetary assets and liabilities settled during each period as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net Income (loss)

Net Income (loss) amounted to $349,386 and $(302,238) for the nine months ended September 30, 2016 and 2015, respectively, an increase of $651,624, primarily due to the reasons discussed above.

Contingency related to outstanding tax liabilities:

The Company is delinquent in filing previous payroll tax returns resulting in taxes, interest and penalties payable at September 30, 2016 and December 31, 2015. As of September 30, 2016, and December 31, 2015 as part of Taxes Payable, the Company has tax liabilities of approximately $2,530,946 and $2,490,506, respectively due to various taxing authorities on the consolidated balance sheets. If the Company does not satisfy these liabilities, the taxing authorities may place liens on its bank accounts which would have a negative impact on its ability to operate. Further, the actual liability may be higher due to interest or penalties assessed by the taxing authorities.

Table Of Contents	19

Liquidity and Capital Resources

The following table summarizes working capital at September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015	Increase (decrease)

Current Assets	$368,851	$199,245	$169,606
Current Liabilities	(3,449,251)	(3,596,511)	147,260
Working capital Deficit	$(3,080,400)	(3,397,266)	$316,866

The Company borrowed $200,000 in short term loans to fund working capital requirements as revenue continues to grow over prior periods. This loan is repayable in 5 months, therefore over the next twelve months we estimate that the company will require approximately $3.15 million to cover the working capital deficit and properly market and promote the company. The company will have to raise equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as high and remains unchanged from the prior year.

Table Of Contents	20

PART II

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Not applicable.

Table Of Contents	21

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation *

101.DEF	Taxonomy Extension Definition *

101.LAB	Taxonomy Extension Labels *

101.PRE	Taxonomy Extension Presentation *

* filed herewith

Table Of Contents	22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENESTONE HEALTHCARE CORP.

Date: November 16, 2016

By:/s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	November 17, 2016
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director
/s/ John O’Bireck	Director	November 17, 2016
John O’Bireck
/s/ Gerald T. Miller	Director	November 17, 2016
Gerald T. Miller

Table Of Contents	23