Form 10-K
period 2016-12-31
GREENESTONE HEALTHCARE CORP
filed 2017-04-17
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-15078

Ethema Health Corporation

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

(Do not check if a smaller reporting company) Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant on June 30, 2016, based on a closing price of $0.04 was approximately $1,506,000. As of April 10, 2017, the registrant had 109,938,855 shares of its common stock, par value $0.01 per share, outstanding.

ETHEMA HEALTH CORPORATION (Formerly known as Greenstone Healthcare Corporation) YEAR ENDED DECEMBER 31, 2016 TABLE OF CONTENTS

PART I

Item 1.  Business.

Company History

Ethema Health Corporation (formerly known as Greenestone Healthcare Corporation) (the “Company” or “Ethema” or “GreeneStone”), a Colorado corporation was incorporated under the laws of the State of Colorado on April 1, 1993 (“Greenestone” or the “Company”), and is the surviving company of a merger, effective February 1, 1995, between the Company and Nova Natural Resources Corporation, a Delaware corporation (“Nova Delaware”). The merger was effectuated solely for the purpose of changing the Company’s domicile from Delaware to Colorado. At all times prior to 2001, the Company was engaged in the oil and gas exploration business. Nova Delaware was the successor entity to Nova Petroleum Corporation, a Delaware corporation, and Power Resources Corporation, a Delaware corporation, which merged in 1986 (“the 1986 Merger”). Prior to the 1986 Merger, Nova Petroleum Corporation and Power Resources Corporation had operated since 1979 and 1972, respectively. In 2001, the Company entered into the electronics business and this business was active in 2001 and 2002, as part of the Torita Group. After 2002, the Company continued with various stages of development in this business until 2010.

On April 1, 2010, the Company changed its principal operations from development stage electronics to healthcare services. On March 29, 2010, the Company entered into a one year consulting agreement with Greenestone Clinic Inc., a Canadian corporation (“Greenestone Clinic”), whereby Greenestone Clinic provided consulting services for the Company’s development and operation of medical clinics in the province of Ontario, Canada. Specifically, Greenestone Clinic provided medical and business expertise in the initial startup of private clinics and technical assistance to ensure that the clinics were in compliance with governmental policy and procedure requirements as well as any operational requirements. At the time of entering into this consulting agreement, Greenestone Clinic operated a clinic at the Muskoka property housing its addiction treatment clinic and provided endoscopy services. The Company started offering medical services in June 2010, offering various medical services, including endoscopy, cardiology and executive medicals, which services were subsequently sold.

On May 15, 2010, the Company secured a sublease of space (which was previously the Rothbart Pain Clinic) of approximately 8,000 sq. ft. to be used as the Company’s executive offices and to run an endoscopy clinic. The Company, through its wholly owned subsidiary GreeneStone Clinic Muskoka Inc. (“GreeneStone Muskoka”), also entered into a lease with the owner of the Muskoka premises on April 1, 2011 and provided mental health and addiction treatment services and operated an in- patient addiction treatment center at this location.

Recent Developments

On February 14, 2017, GreeneStone completed a series of transactions (referred to collectively as the “Restructuring Transactions”), including a share purchase agreement (the “SPA”) whereby GreeneStone acquired the stock of the company holding the Muskoka Healthcare Clinic real estate, an asset purchase agreement (the “APA”) and lease (the “Lease”) whereby the Company sold all of the Muskoka clinic business assets and leased the clinic building to the buyer, and a real estate purchase agreement and asset purchase agreement whereby GreeneStone purchased the real estate and business assets of Seastone Delray (the “Florida Purchase”).

The Stock Purchase Agreement

Under the SPA, the Company acquired 100% of the stock of Cranberry Cove Holdings Ltd. (“CCH”) from Leon Developments Ltd. (“Leon Developments”), a company wholly owned by Shawn E. Leon, who is the President, CEO, and CFO of GreeneStone (“Mr. Leon”). CCH owns the real estate on which the Company’s rehabilitation clinic (“the Canadian Rehab Clinic”) in Muskoka, Ontario is located. The total consideration paid by GreeneStone was CDN$3,300,000 (an appraised value of CDN$10,000,000 less the outstanding mortgage loan), which was funded by the assignment to Leon Developments of certain indebtedness owing to GreeneStone in the amount of CDN$659,918, and the issuance of 60,000,000 shares of the Company’s common stock to Leon Developments, valued at approximately US$0.033 per share (the “Shares”).

Table Of Contents	1

The Asset Purchase Agreement and Lease

Under the APA, the assets of the Canadian Rehab Clinic were sold by GreeneStone, through its subsidiary, GreeneStone Clinic Muskoka Inc. (the “Rehab Clinic Subsidiary”), to Canadian Addiction Residential Treatment LP (the “Purchaser”), for a total consideration of CDN$10,000,000, plus an additional performance payment of up to CDN$3,000,000 performance payment to be received in 2019 if certain clinic performance metrics are met. The Purchaser completed the sale with cash proceeds to the Company of CDN$10,000,000, of which CDN$1,500,000 will remain in escrow for up to two years to cover indemnities given by the Company. Aside from using the proceeds of the Muskoka clinic asset sale to pay down significant tax debts and operational costs of the Company, the Company also used the proceeds to fund the Florida Purchase.

Through the APA, substantially all of the assets of the Rehab Clinic Subsidiary were sold, leaving GreeneStone with only the underlying clinic real estate, which GreeneStone through its newly acquired subsidiary CCH concurrently leased to the Purchaser. The Lease is a triple net lease and provides for a five (5) year primary term with three (3) five year renewal options, annual base rent for the first year at CDN$420,000 with annual increases, an option to tenant to purchase the leased premises and certain first refusal rights.

The Florida Purchase

On May 17, 2016 Greenstone, through its wholly owned subsidiaries; Seastone Delray Healthcare, LLC (“Seastone”) and Delray Andrews RE, LLC (“Andrews”), both Florida limited liability companies, together with GreeneStone, entered into an Asset Purchase Agreement (“Seastone APA”), and a Management Services Agreement (“Management Agreement”), with Seastone of Delray, LLC, a Florida limited liability company (“Seastone Delray”) in order to operate and ultimately acquire Seastone Delray’s business of providing addiction treatment health care services (the “Seastone Business”). Also on May 17, 2016, the Company entered into a commercial real estate contract (the “RE Contract”) with Seastone Condominiums of Delray, LLC and 810 Andrews, LLC, both Florida limited liability companies (“the RE Sellers”) to acquire certain real property used to operate the Seastone Business.

Pursuant to the terms of the Management Agreement, the Company operated Seastone Delray’s addiction treatment health care services business (the “Seastone Business”) until it purchased the Business. Immediately after closing on the sale of its Muskoka clinic business, On February 14, 2017, GreeneStone closed on the acquisition of the Seastone Business and real estate assets. The purchase price for the Florida transaction was $6,150,000, which is being funded by a purchase money first mortgage in the amount of $3,000,000 at 5% per annum payable at $15,000 per month for three years; and $3,150,000 in cash. The Seastone Business is now the primary business of GreeneStone and it is being operated through its wholly owned subsidiary Seastone Delray Healthcare, LLC.

Corporate Structure

At the beginning of the 2016 fiscal year, the Company had one, wholly owned, operating subsidiary, GreeneStone Muskoka. During the year, and in connection with the restructuring transactions discussed above, the Company formed two new subsidiaries, Seastone Delray Healthcare, LLC (“Seastone Delray”) and Delray Andrews RE, LLC (“Delray Andrews”), both Florida limited liability companies

Subsequent to year end, the Company’s Restructuring Transactions had the following effect:

1.	disposed of substantially all of the assets of Greenestone Muskoka;
2.	acquired, from Leon Developments, 100% of the stock of Cranberry Cove Holdings Ltd (“Cranberry Cove”), the owner of the real estate which houses the Greenestone Muskoka Clinic, and subsequently leased the clinic real estate to the purchaser of the Greenestone Muskoka assets;
3.	acquired the business of Seastone Delray as a going concern, and is currently operating it through its wholly owned Seastone Delray subsidiary;
4.	acquired, through its wholly owned Delray Andrews subsidiary, certain real property in Delray Beach, Florida where it operates the Seastone Business; and
5.	changed its corporate name from Greenestone Healthcare Corporation to Ethema Health Corporation effective April 4, 2017.

Table Of Contents	2

Employees

As of December 31, 2016, Ethema Health Corporation had no employees and its subsidiary GreeneStone Clinic Muskoka had approximately 32 employees. Following the restructuring Transactions as of April 12, 2017, the Company had 14 employees.

Marketing

The addiction treatment business operates as a private pay service. The customers get no government subsidy to attend our treatment facility. The decision to attend the treatment center is made by each individual, making it important to market our services to the individual. There are a large number of mental health professionals that refer to the treatment center and we ensure that we maintain contact with and market to these professionals. Our marketing efforts are long term processes of establishing relationships with relevant professionals and our treatment staff. We use industry specific conferences and functions to network with these professionals.

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

Item 1B. Unresolved Staff Comments

none.

Item 2. Properties.

Ethema Executive Offices

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

Lease of Greenestone Muskoka Treatment Facility

The Greenestone Muskoka Treatment Facility is located in Bala, Ontario at 3571 Highway 169. The property is 43 acres in size and contains approximately 48,000 square feet of buildings. The property is The property is owned by Ethema’s wholly owned Canadian subsidiary Cranberry Cove and has been leased to the new owner of the Muskoka Clinic for a term of five years, which ends on February 28, 2022. The Lease gives the tenant an option to extend for three additional five (5) year terms, an option to purchase the property at any time for a purchase price of $7,000,000 in the first (36) months of the term and thereafter at a purchase price increased by $1,500,000 for each successive year up to a maximum of $10,000,000, and a right of first refusal in the event  of a sale to a third party.

Table Of Contents	3

Delray Beach Real Estate

The real estate acquired in Delray Beach, Florida consist of two parcels of land. The first parcel is located at 810 Andrews Avenue, Delray Beach, Florida, is 0.34 acres in size and has a two-story, 2,839 square foot CBS office building constructed in 1963. It is in good condition, and is currently used as an office for addiction treatment services. The second parcel, is located at 801 Andrews Avenue, Delray Beach, Florida, is 0.34 acres in size and has a two-story, residential condominium building containing 10 units totaling 8,844 square feet. The improvements were constructed in 1971 with the latest renovation occurring in 2014. The property was being used as a sober home.

Item 3. Legal Proceedings.

A former employee has filed suit against the Company asserting wrongful dismissal, claiming damages between CDN$43,500 and CDN$50,000 this matter is under discussion with the plaintiff, we feel that the damages claimed are remote.

Other than disclosed above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, selfregulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

None.

Table Of Contents	4

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities .

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

	HIGH		LOW

Fiscal Year 2016
First quarter		$0.08		$0.02
Second quarter		$0.06		$0.02
Third quarter		$0.06		$0.03
Fourth quarter		$0.03		$0.02

Fiscal Year 2015
First quarter		$0.08		$0.02
Second quarter		$0.04		$0.03
Third quarter		$0.04		$0.03
Fourth quarter		$0.08		$0.01

Quotations on the OTCBB reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

(b)	Holders

The number of record holders of the Company’s common stock as of April 11, 2017 is 151.

(c)	Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2016, there were 10,000,000 common securities authorized for issuance under the Company’s 2013 Stock Option Plan (which was previously approved by security holders) of which there were 480,000 options outstanding as of December 31, 2016.

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

The following is a summary of the securities transactions during the year ended December 31, 2016:

1.	The Company issued 1,000,000 common shares valued at $50,000 to a third party in terms of an investor relations consulting agreement entered into on June 17, 2016.

2.	On December 19, 2016 the Company closed on a private offering (the “Private Offering”) to raise USD$500,000 in capital. Pursuant to the Private Offering, the Company entered into convertible note agreements (the "Series L Convertible Notes" or the "Notes") in exchange for advances to the Company of $469,011 with certain accredited investors (each an “Investor,” and collectively the “Investors”) and a warrant agreement (the “Warrant Agreement”) equal to one Warrant for each dollar of Convertible Note issued. The Convertible Notes and Warrants issued by the Company raised an aggregate principal amount of USD$469,011 as follows: (i) the Company issued eight Notes for a total of USD$469,011 convertible at the option of the Investors into 15,633,709 shares the Company’s common stock (the “Common Stock”), par value USD$0.01; and (ii) the Company issued 15,633,709 Warrants. Unless otherwise provided for in the Notes, the Notes bear a 0% interest rate and mature six months from the date of issuance. At any time during the term of each of the Notes, each of the Investors may elect to convert the amount owed under a Note to shares of Common Stock of the Company, at a conversion price of USD$0.03 per share of Common Stock. The Warrants entitle each Warrant holder to purchase a single share of the Company’s Common Stock at an exercise price of USD$0.03 per share for each Warrant exercised. The Warrants expire on December 18, 2019. $249,444 of the proceeds raised in the Private Offering has been used to repay in full certain indebtedness of the Company to JMJ Financial. The Company plans to use the balance of the proceeds for its operations.

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

Item 6. Selected Financial Data.

Not applicable as we are a smaller reporting company.

Table Of Contents	6

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This annual report on Form 10-K and other reports filed by Greenestone Healthcare Corp. (“we,” “us,” “our,” or the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward- looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the year ended December 31, 2016.

Plan of Operation

Subsequent to year end, the Company sold its addiction treatment center located in Ontario Canada, and acquired an addiction treatment center located in Delray Beach Florida, as described below. The Company plans to continue and expand its operations in the USA as a provider of addiction and aftercare treatment services.

On May 17, 2016 Greenstone, through its wholly owned subsidiaries; Seastone Delray Healthcare, LLC (“Seastone”) and Delray Andrews RE, LLC (“Andrews”), both Florida limited liability companies, together with GreeneStone, entered into an Asset Purchase Agreement (“Seastone APA”), a Commercial Real estate contract (“RE Contract”), and a Management Services Agreement (“Management Agreement”), with Seastone of Delray, LLC, a Florida limited liability company (“Seastone Delray”).

On February 14, 2017, and in terms of the agreements entered into on May 19, 2016, GreeneStone completed a series of transactions (referred to collectively as the “Restructuring Transactions”), including a share purchase agreement (the “SPA”) whereby GreeneStone acquired the stock of the company holding the Muskoka Healthcare Clinic real estate, an asset purchase agreement (the “APA”) and lease (the “Lease”) whereby the Company sold all of the Muskoka clinic business assets and leased the clinic building to the buyer, and a real estate purchase agreement and asset purchase agreement whereby GreeneStone purchased the real estate and business assets of Seastone Delray (the “Florida Purchase”)

The Stock Purchase Agreement

Under the SPA, the Company acquired 100% of the stock of Cranberry Cove Holdings Ltd. (“CCH”) from Leon Developments Ltd. (“Leon Developments”), a company wholly owned by Shawn E. Leon, who is the President, CEO, and CFO of GreeneStone (“Mr. Leon”). CCH owns the real estate on which the Company’s rehabilitation clinic (“the Canadian Rehab Clinic”) in Muskoka, Ontario is located. The total consideration paid by GreeneStone was CDN$3,300,000 (an appraised value of CDN$10,000,000 less the outstanding mortgage loan), which was funded by the assignment to Leon Developments of certain indebtedness owing to GreeneStone in the amount of CDN$659,918, and the issuance of 60,000,000 shares of the Company’s common stock to Leon Developments, valued at approximately US$0.033 per share (the “Shares”).

Table Of Contents	7

The Asset Purchase Agreement and Lease

Under the APA, the assets of the Canadian Rehab Clinic were sold by GreeneStone, through its subsidiary, GreeneStone Clinic Muskoka Inc. (the “Rehab Clinic Subsidiary”), to Canadian Addiction Residential Treatment LP (the “Purchaser”), for a total consideration of CDN$10,000,000, plus an additional performance payment of up to CDN$3,000,000 performance payment to be received in 2019 if certain clinic performance metrics are met. The Purchaser completed the sale with cash proceeds to the Company of CDN$10,000,000, of which CDN$1,500,000 will remain in escrow for up to two years to cover indemnities given by the Company. Aside from using the proceeds of the Muskoka clinic asset sale to pay down significant tax debts and operational costs of the Company, the Company also used the proceeds to fund the Florida Purchase.

Through the APA, substantially all of the assets of the Rehab Clinic Subsidiary were sold, leaving GreeneStone with only the underlying clinic real estate, which GreeneStone through its newly acquired subsidiary CCH concurrently leased to the Purchaser. The Lease is a triple net lease and provides for a five (5) year primary term with three (3) five year renewal options, annual base rent for the first year at CDN$420,000 with annual increases, an option to tenant to purchase the leased premises and certain first refusal rights.

The Florida Purchase

Immediately after closing on the sale of its Muskoka clinic business, GreeneStone closed on the acquisition of the business and real estate assets of Seastone Delray pursuant to certain real estate and asset purchase agreements This business will be operated through its wholly owned subsidiary Seastone. The purchase price for the Seastone assets was US$6,150,000 financed with a purchase money mortgage of US$3,000,000, and US$3,150,000 in cash.

Results of operations for the year ended December 31, 2016 and the year ended December 31, 2015.

The company sold its Greenestone Muskoka Treatment Center effective February 17, 2017, simultaneously with the purchase of the assets and real estate of an addiction treatment center in Delray Beach, Florida. The disposal of the Greenestone Muskoka Treatment Center has been reflected as a discontinued operation in the financial statements as of December 31, 2016 and 2015 and the results of operations and cash flows for the years ended December 31, 2016 and 2015.

Revenue

We had no revenues for the years ended December 31, 2016 and 2015, respectively, due the disposal of the Greenestone Muskoka Treatment Center, effective February 17, 2017. The revenue of the Greenestone Muskoka Treatment Center has been reflected as a discontinued operation in these financial statements.

Operating Expenses

Operating expenses totaled $790,880 and $450,221 for the years ended December 31, 2016 and 2015, respectively, an increase of $340,659 or 75.7%. The increase in operating expenses is attributable to:

·	General and administrative expenses of $144,536 and $55,577 for the years ended December 31, 2016 and 2015, respectively, increased by $88,959 or 160.1%, primarily due to $57,100 incurred in investor relations expenditure during the current year and travel expenditure of $21,305 incurred primarily on the Seastone transaction.
·	Management fees of $257,283 and $97,152 for the years ended December 31, 2016 and 2015, respectively, increased by $160,131 or 164.8%, primarily due to a temporary reduction in the charge in the prior year.
·	Professional fees of $249,395 and $297,492 for the years ended December 31, 2016 and 2015, respectively, decreased by $48,097 or 16.2%, primarily due to audit fees incurred in the prior year and a marketing related expense which was not incurred in the current year.
·	Salaries and wages of $139,666 and $0 for the years ended December 31, 2016 and 2015, respectively, increased by $139,666 or 100%, primarily due to salaries related to the holding company operations previously being expensed through the operating subsidiaries. These expenses were recorded at the holding company level during the current year and represent administrative salaries.

Table Of Contents	8

Operating loss

The operating loss totaled $790,880 and $450,221 for the years ended December 31, 2016 and 2015, respectively, an increase of $340,659 or 75.7%. The increase is attributable to the movement in operating expenses discussed above.

Other income

Other income of $72,508 and $0 for the years ended December 31, 2016 and 2015, respectively, represents the proceeds related to the sale of certain oil rights which belonged to the Company prior to changing its operations to that of drug rehabilitation and treatment centers.

Other expense

Other expense of $156,387 and $427,298 for the years ended December 31, 2016 and 2015, respectively consists primarily of expenses incurred in operating the Seastone of Delray Clinic, in terms of a management agreement, prior to its acquisition on February 14, 2017 and in the prior year we recognized a provision for a receivable on the sale of the endoscopy clinic as there were no payments received in accordance with the agreement or any payments received as of the date hereof.

Interest expense

Interest expense of $29,504 and $19,580 for the years ended December 31, 2016 and 2015, respectively, an increase of $9,924 or 50.7% was primarily due to the short term convertible note advanced to the Company during the current year and repaid before year end.

Debt discount

A Debt discount of $93,244 was recognized on a convertible loan agreement entered into during the current year.

Foreign exchange movements

Foreign exchange movements of $811 and $(97,858) for the years ended December 31, 2016 and 2015, represents the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars. The movement is a function of the exchange rate for the year, during the prior year the exchange rate was more volatile and experienced a general deterioration against the Dollar, the exchange rate has been more stable during the current year.

Net income (loss) from discontinued operations

The net income (loss) from discontinued operations of $735,987 and $(160,219) for the years ended December 31, 2016 and 2015, respectively, an increase of $896,206 or 559.4% was primarily due an increase in the number of patients treated at the facility, predominantly from various Canadian Government departments. The Greenestone Muskoka Treatment facility located in Ontario was disposed of on February 14, 2017 and had therefore been treated as a discontinued operation in these financial statements.

Net loss

Net loss of $260,709 and $1,155,176 for the years ended December 31, 2016 and 2015, respectively, a decrease of $894,467 or 77.4%, primarily due to the increase in operating expenses, offset by the improvement in the results of the discontinued operations prior to its disposal and the prior year loss on write down of loans advanced by the Company on the sale of its Endoscopy clinic.

Table Of Contents	9

Contingency related to outstanding payroll tax liabilities:

The Company was delinquent in filing previous payroll tax returns resulting in taxes, interest and penalties payable at December 31, 2016 and 2015. As of December 31, 2016 and 2015 as part of Taxes Payable, the Company has payroll tax liabilities and GST liabilities of approximately $2,548,824 and $2,290,506, respectively, due to various taxing authorities on the consolidated balance sheets. These Tax liabilities were settled upon the disposal of the Greenestone Treatment Center. The remaining liability of approximately $250,000 relates to the nonfiling of certain foreign assets forms due to the US Federal Government. This issue is currently being addressed.

Liquidity and Capital Resources

The following table summarizes working capital at December 31, 2016, compared to December 31, 2015.

	December 31,	December 31,	Increase
	2016	2015	(Decrease)

Current assets	$ 275,575	$ 219,519	$ 56,056
Current liabilities	(3,637,111)	(3,415,437)	(221,674)

	$ (3,361,536)	$ (3,195,918)	$ (165,618)

Subsequent to year end, on February 17, 2017, the Company sold its Greenestone Muskoka Treatment Center for gross proceeds of CDN$10,000,000 of which CDN$1,500,000 remains in escrow should it be required to satisfy certain warranties provided in the sale agreements relating to the facility. The proceeds were used to settle the outstanding tax liabilities of the Company and to acquire a treatment facility in Delray Beach, Florida.

Over the next twelve months we estimate that the company will require $1.0 million in working capital as it develops its Seastone of Delray business. The company may have to raise equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as medium, a change from the prior years, high risk assessment, due to the settlement of the outstanding tax liabilities mentioned above.

Table Of Contents	10

Item 8. Financial Statements and Supplementary Data.

ETHEMA HEALTH CORPORATION

(formerly known as Greenestone Healthcare Corporation)

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US$ unless otherwise indicated)

Table Of Contents	11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ethema Health Corporation

(formerly known as Greenestone Healthcare Corporation)

We have audited the accompanying consolidated balance sheets of Ethema Health Corporation (“the Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and other comprehensive loss, stockholders’ deficit and cash flows for the two years in the period ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ethema Health Corporation as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the two years in the period ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, NY 10022

April 17, 2017

Table Of Contents	F-1

ETHEMA HEALTH CORPORATION

(formerly known as Greenestone Healthcare Corporation)

CONSOLDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS

Current assets
Cash	$ 4,779	$ 174
Prepaid expenses	2,710	-
Discontinued operations	183,219	219,345
Related party Receivables	84,867	-
Total current assets	275,575	219,519
Non-current assets
Investment in Seastone	110,000	-
Cash - Restricted	74,480	72,250
Total non-current assets	184,480	72,250
Total assets	$ 460,055	$ 291,769

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$ 56,116	15,801
Accounts payable and accrued liabilities	374,317	606,275
Taxes payable	2,798,824	2,490,506
Current portion of loan payable	-	6,684
Short-term loan	-	21,675
Short-term convertible oan	250,258	-
Related party payables	157,596	274,496
Total current liabilities	3,637,111	3,415,437
Non-current liabilities
Loan payable	-	8,788
Total liabilities	3,637,111	3,424,225

Stockholders' deficit
Preferred stock - Series A; $0.01 par value, 3,000,000 authorized, nil outstanding as of December 31, 2016 and 2015.	-	-
Preferred Stock - Series B; $0.01 par value, 10,000,000 authorized, nil outstanding as of December 31, 2016 and 2015.	-	-
Common stock; $0.01 par value, 500,000,000 shares authorized; 48,738,855 and 47,738,855shares issued and outstanding as of December 31, 2016 and 2015, respectively	487,389	477,389
Additional paid-in capital	16,509,906	16,177,534
Accumulated other comprehensive income	807,563	933,826
Accumulated deficit	(20,981,914)	(20,721,205)
Total stockholders' deficit	(3,177,056)	(3,132,456)
Total liabilities and stockholders' deficit	$ 460,055	$ 291,769

The accompanying notes are an integral part of the consolidated financial statements

Table Of Contents	F-2

ETHEMA HEALTH CORPORATION

(formerly known as Greenestone Healthcare Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2016	Year ended December 31, 2015

Revenues	$ -	$ -

Operating expenses
General and administrative	144,536	55,577
Management fees	257,283	97,152
Professional fees	249,395	297,492
Salaries and wages	139,666	-
Total operating expenses	790,880	450,221

Operating loss	(790,880)	(450,221)

Other Income (expense)
Other income	72,508	-
Other expense	(156,387)	(427,298)
Interest expense	(29,504)	(19,580)
Debt discount	(93,244)	-
Foreign exchange movements	811	(97,858)
Net loss before taxation from continuing operations	(996,696)	(994,957)
Taxation	-	-
Net loss from continuing operations	(996,696)	(994,957)
Net income (loss) from discontinued operations, net of tax	735,987	(160,219)
Net loss	(260,709)	(1,155,176)
Accumulated other comprehensive (loss) income
Foreign currency translation adjustment	(126,263)	688,639

Total comprehensive loss	$ (386,972)	$ (466,537)

Basic and diluted loss per common share from continuing operations	$ (0.02)	$ (0.02)
Basic and diluted income per share from discontinued operations	$ 0.02	$ -
Basic and diluted loss per common share	$ -	$ (0.02)
Weighted average common shares outstanding - Basic and diluted	48,305,978	47,176,078

The accompanying notes are an integral part of the consolidated financial statements

Table Of Contents	F-3

ETHEMA HEALTH CORPORATION

(formerly known as Greenstone Healthcare Corporation)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Series "B"		Common		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Comprehensive Income	Accumulated Deficit	Total

Balance at January 1, 2015	-	$ -	46,131,764	$461,318	$ 16,129,038	$ 245,187	$ (19,566,029)	$ (2,730,486)

Shares issued for debt conversion	-	-	300,000	3,000	5,117	-	-	8,117
Shares issued for services	106,000	1,060	250,000	2,500	53,346	-	-	56,906
Conversion of Series "B" Shares to common	(106,000)	(1,060)	1,060,000	10,600	(9,540)	-	-	-
Adjustments to previously issued shares for debt conversions due to exchange adjustments	-	-	(2,909)	(29)	(427)	-	-	(456)
Foreign currency translation	-	-	-	-	-	688,639	-	688,639
Net loss	-	-	-	-	-	-	(1,155,176)	(1,155,176)
Balance as of January 1, 2016	-	-	47,738,855	477,389	16,177,534	933,826	(20,721,205)	(3,132,456)

Stock issued for services	-	-	1,000,000	10,000	40,000	-	-	50,000
Fair value of warrants issued	-	-	-	-	291,955	-	-	291,955
Proceeds received on warrants issued	-	-	-	-	417	-	-	417
Foreign currency translation	-	-	-	-	-	(126,263)	-	(126,263)
Net loss	-	-	-	-	-	-	(260,709)	(260,709)
Balance as of December 31, 2016	-	$ -	48,738,855	$ 487,389	$ 16,509,906	$ 807,563	$ (20,981,914)	$ (3,177,056)
The accompanying notes are an integral part of the consolidated financial statements

Table Of Contents	F-4

ETHEMA HEALTH CORPORATION

(formerly known as Greenstone Healthcare Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31, 2016	Year ended December 31, 2015
Operating activities
Net loss	$(260,709)	$(1,155,176)
Net (income) loss from discontinued operations	$(735,987)	$160,219
Net loss from continuing operations	$(996,696)	$(994,957)
Adjustment to reconcile net loss to net cash used in operating activities:
Non cash discount movements	93,244	—
Stock issued for services	50,000	56,906
Other foreign exchange movements	494	60,824
Amortization of beneficial conversion feature	—	12,709
Provision against receivable on sale of subsidiary	—	446,476
Changes in operating assets and liabilities
Prepaid expenses	(2,710)	—
Accounts payable and accrued liabilities	(232,105)	(202,697)
Taxes payable	308,318	(315,791)
Net cash used in operating activities - continuing operations	(779,455)	(936,530)
Net cash provided by operating activities - discontinued operations	775,313	(29,972)
Net cash used in operating activities	4,142	(966,502)
Investing activities
Investments in Seastone	(110,000)	—
Net cash used in investing activities - continuing operations	(110,000)	—
Net cash used in investing activities - discontinued operations	(3,199)	(25,788)
Net cash used in investing activities	113,199	25,789
Financing activities
Increase in bank overdraft	40,315	15,801
Repayment of loan payable	(15,472)	(10,613)
Proceeds from short-term notes	124,350	21,675
Repayment of short-term notes	(148,603)	—
Proceeds from convertible notes	668,969	—
Repayment of convertible notes	(220,000)	(34,350)
Proceeds from related party notes	(201,766)	223,160
Proceeds from warrants issued	417	—
Net cash provided by financing activities	248,210	215,673
Effect of exchange rate on cash	(126,263)	688,639
Net change in cash	4,605	(87,978)
Beginning cash balance	174	88,152
Ending cash balance	$4,779	$174
Supplemental cash flow information
Cash paid for interest	$39,136	$10,703
Cash paid for income taxes	$—	$—
Non cash investing and financing activities
Common stock issued on conversion of convertible notes	$—	$8,117
Common stock issued for conversion of Series B shares	$—	$1,060
Debt discount in relations to warrants issued with convertible debt	$291,955	$—

The accompanying notes are an integral part of the consolidated financial statements

Table Of Contents	F-5

ETHEMA HEALTH CORPORATION

(formerly known as Greenstone Healthcare Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

Ethema Health Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective April 4, 2017, the Company changed its name to Ethema Health Corporation and prior to that, on May 2012, the Company had changed its name to Greenestone Healthcare Corporation from Nova Natural Resources Corporation. As at December 31, 2016 and 2015, the Company owns 100% of the outstanding shares of Greenestone Clinic Muskoka Inc., which was incorporated in 2010 under the laws of the Province of Ontario, Canada. Greenestone Clinic Muskoka Inc. provides medical services to various patients in a clinic located in the regional municipality of Muskoka.

On May 17, 2016 Greenstone, through its newly formed, wholly owned subsidiaries; Seastone Delray Healthcare, LLC (“Seastone”) and Delray Andrews RE, LLC (“Andrews”), both Florida limited liability companies, entered into an Asset Purchase Agreement (“Seastone APA”), a Commercial Real estate contract (“RE Contract”), and a Management Services Agreement (“Management Agreement”), with Seastone of Delray, LLC, a Florida limited liability company (“Seastone Delray”).

Pursuant to the terms of the Seastone APA, the Company would purchase Seastone Delray’s business, which is primarily the practice of providing addiction treatment health care services (the “Business”), and substantially all the assets used in connection with the Business and other assets in which Seastone Delray has any right, title or interest, except those certain assets specifically excluded in the Seastone APA.

Pursuant to the terms of the Management Agreement, the Company would have the right to operate Seastone Delray’s Business for 90 days commencing on June 15, 2016 or earlier if the Company waives the Due Diligence Period (the “Management Period”). During the Management Period, the Company is entitled to the revenues from the Business and will pay Seastone Delray $20,000 per month to cover certain costs related to the Business, which shall increase to $28,000 per month if the Management Agreement is extended beyond 90 days. The Management Agreement may be terminated by either party if the Purchase Agreement did not close by September 15, 2016.

Also on May 17, 2016, the Company entered into a commercial real estate contract (the “RE Contract”) with Seastone Condominiums of Delray, LLC and 810 Andrews, LLC, both Florida limited liability companies (“the RE Sellers”). Pursuant to the RE Contract, the Company would acquire certain real property, and, prior to the closing, intends to assign the RE Contract to Andrews.

The purchase price for the Transaction was $6,150,000, which was being funded by a purchase money first mortgage in the amount of $3,000,000 at 5% per annum payable at $15,000 per month for three years; and $3,150,000 in cash.

On February 14, 2017, GreeneStone completed a series of transactions (referred to collectively as the “Restructuring Transactions”), including a share purchase agreement (the “SPA”) whereby GreeneStone acquired the stock of the company holding the Muskoka Healthcare Clinic real estate, an asset purchase agreement (the “APA”) and lease (the “Lease”) whereby the Company sold all of the Muskoka clinic business assets and leased the clinic building to the buyer, and a real estate purchase agreement and asset purchase agreement whereby the Company purchased the real estate and business assets of Seastone Delray (the “Florida Purchase”).

The Stock Purchase Agreement

Under the SPA, the Company acquired 100% of the stock of Cranberry Cove Holdings Ltd. (“CCH”) from Leon Developments Ltd. (“Leon Developments”), a company wholly owned by Shawn E. Leon, who is the President, CEO, and CFO of GreeneStone (“Mr. Leon”). CCH owns the real estate on which the Company’s rehabilitation clinic (“the Canadian Rehab Clinic”) in Muskoka, Ontario is located. The total consideration paid by GreeneStone was CDN$3,300,000 (an appraised value of CDN$10,000,000 less the outstanding mortgage loan), which was funded by the assignment to Leon Developments of certain indebtedness owing to GreeneStone in the amount of CDN$659,918, and the issuance of 60,000,000 shares of the Company’s common stock to Leon Developments, valued at approximately US$0.033 per share (the “Shares”).

Table Of Contents	F-6

ETHEMA HEALTH CORPORATION

(formerly known as Greenstone Healthcare Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business (continued)

The Asset Purchase Agreement and Lease

Under the APA, the assets of the Canadian Rehab Clinic were sold by GreeneStone, through its subsidiary, GreeneStone Clinic Muskoka Inc. (“Muskoka”), to Canadian Addiction Residential Treatment LP (the “Purchaser”), for a total consideration of CDN$10,000,000, plus an additional performance payment of up to CDN$3,000,000 as a performance payment to be received in 2019 if certain clinic performance metrics are met. The Purchaser completed the sale with cash proceeds to the Company of CDN$10,000,000, of which CDN$1,500,000 will remain in escrow for up to two years to cover indemnities given by the Company. The proceeds of the Muskoka clinic asset sale were used to pay down certain tax debts and operational costs of the Company and to fund the Florida Purchase, mentioned below.

Through the APA, substantially all of the assets of the Rehab Clinic Subsidiary were sold, leaving GreeneStone with only the underlying clinic real estate, which GreeneStone through its newly acquired subsidiary CCH concurrently leased to the Purchaser. The Lease is a triple net lease and provides for a five (5) year primary term with three (3) five year renewal options, annual base rent for the first year at CDN$420,000 with annual increases, an option to tenant to purchase the leased premises and certain first refusal rights,.

The Florida Purchase

Immediately after closing on the sale of its Muskoka clinic business, GreeneStone closed on the acquisition of the business and real estate assets of Seastone Delray pursuant to certain real estate and asset purchase agreements This business will be operated through its wholly owned subsidiary Seastone. The purchase price for the Seastone assets was US$6,150,000 financed with a purchase money mortgage of US$3,000,000, and US$3,150,000 in cash.

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

Table Of Contents	F-7

ETHEMA HEALTH CORPORATION

(formerly known as Greenstone Healthcare Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

c)	Principals of consolidation and foreign currency translation

The accompanying consolidated financial statements include the accounts of the Company, its subsidiary. All intercompany transactions and balances have been eliminated on consolidation

The Company’s subsidiary’s functional currency was the Canadian dollar, while the Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into US dollars in accordance with ASC 830, “Foreign Currency Translation” as follows:

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

The relevant translation rates are as follows: For the year ended December 31, 2016 a closing rate of CAD$1.0000 equals US$0.7448 and an average exchange rate of CAD$1.0000 equals US$0.7555.

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

Table Of Contents	F-8

ETHEMA HEALTH CORPORATION

(formerly known as Greenstone Healthcare Corporation)

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

The Company has $74,480 (CAD$100,000) in restricted cash held by their bank to cover against the possibility of credit card charge backs, for services not performed.

g)	Accounts receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At December 31, 2016 and December 31, 2015, the Company has a $0 and $0 allowance for doubtful accounts, respectively.

h)	Financial instruments

The Company initially measures its financial assets and liabilities at fair value, except for certain non-arm's length transactions. The Company subsequently measures all its financial assets and financial liabilities at amortized cost.

Financial assets measured at amortized cost include cash and accounts receivable.

Financial liabilities measured at amortized cost include bank indebtedness, accounts payable and accrued liabilities, harmonized sales tax payable, withholding taxes payable, convertible notes payable, loans payable and related party notes.

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

The Company does not have assets or liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2016 and 2015.

Table Of Contents	F-9

ETHEMA HEALTH CORPORATION

(formerly known as Greenstone Healthcare Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

i)	Plant and equipment

Fixed assets are recorded at cost. Depreciation is calculated on the declining balance method at the following annual rates:

Computer Equipment	30%
Computer Software	100%
Furniture and Equipment	30%
Medical Equipment	25%
Vehicles	30%

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

ASC Topic 740 contains a twostep approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made. The tax returns for fiscal 2001, through 2016 are subject to audit or review by the US tax authorities, whereas fiscal 2010 through 2016 are subject to audit or review by the Canadian tax authority.

l)	Loss per share information

FASB ASC 260-10, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the years ended December 31, 2016 and 2015.

Table Of Contents	F-10

ETHEMA HEALTH CORPORATION

(formerly known as Greenstone Healthcare Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

m)	Stock based compensation

ASC 718-10 "Compensation Stock Compensation" prescribes accounting and reporting standards for all stockbased payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights that may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the sharebased payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stockbased compensation issued to nonemployees and consultants in accordance with the provisions of ASC 505- 50 "Equity Based Payments to NonEmployees". Measurement of sharebased payment transactions with nonemployees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the sharebased payment transaction should be determined at the earlier of performance commitment date or performance completion date.

n)	Derivatives

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. The Company uses a BlackScholes Option Pricing model to estimate the fair value of convertible debt conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statements of operations. Inputs into the BlackScholes Option Pricing model require estimates, including such items as estimated volatility of the Company’s stock, riskfree interest rate and the estimated life of the financial instruments being fair valued.

If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

o)	Recent accounting pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on availableforsale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulativeeffect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrumentspecific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, which amends the guidance in U.S. GAAP on accounting for operating leases, a lessee will be required to recognize assets and liabilities for operating leases with lease terms of more than 12 months on the balance sheet. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, and upon adoption, an entity should apply the amendments by means of a cumulativeeffect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this guidance.

Table Of Contents	F-11

ETHEMA HEALTH CORPORATION

(formerly known as Greenstone Healthcare Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

o)	Recent accounting pronouncements (continued)

In March 2016, the FASB issued an Accounting Standards Update (ASU) “ASU 2016 – 09 Improvements to Employee Share-Based Payment Accounting” which is intended to improve the accounting for employee share-based payments. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In April 2016, the FASB issued an Accounting Standards Update (ASU) “ASU 2016 – 10 Revenue from Contract with Customers: identifying Performance Obligations and Licensing”. The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgement necessary to comply with Topic 606. This guidance has no effective date as yet. The Company is currently evaluating the impact of adopting this guidance.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 will replace the current incurred loss approach with an expected loss model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the current other-than-temporary impairment model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The Company is currently evaluating the impact of adopting this guidance.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

In October 2016, the FASB issued Accounting Standards Update No. (“ASU”) 2016-16, "IntraEntity Transfers of Assets Other Than Inventory." ASU 2016-16 requires immediate recognition of income tax consequences of intercompany asset transfers, other than inventory transfers. Existing GAAP prohibits recognition of income tax consequences of intercompany asset transfers whereby the seller defers any net tax effect and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements. ASU 2016-16 specifically excludes from its scope intercompany inventory transfers whereby the recognition of tax consequences will take place when the inventory is sold to third parties. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact of adopting this guidance.

In October 2016, the FASB issued Accounting Standards Update No. (“ASU”) 2016-17, Consolidation (Topic 810): Amendments to the Consolidation Analysis. Upon the effective date of Update 2015-02, a single decision maker of a variable interest entity (VIE) is required to consider indirect economic interests in the entity held through related parties on a proportionate basis when determining whether it is the primary beneficiary of that VIE unless the single decision maker and its related parties are under common control. If a single decision maker and its related parties are under common control, the single decision maker is required to consider indirect interests in the entity held through those related parties to be the equivalent of direct interests in their entirety. The Board is issuing this Update to amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. As part of a separate initiative, the Board will consider whether other changes to the consolidation guidance for common control arrangements are necessary. The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect this guidance to have a material impact on its financial statements.

Table Of Contents	F-12

ETHEMA HEALTH CORPORATION

(formerly known as Greenstone Healthcare Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

o)	Recent accounting pronouncements (continued)

In November 2016, FASB issued Accounting Standards Update No. (“ASU”) 2016-18, Topic 230, Statement of Cash Flows. Entities classify transfers between cash and restricted cash as operating, investing, or financing activities, or as a combination of those activities, in the statement of cash flows. ] The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company does not expect this guidance to have a material impact on its financial statements.

In December 2016, the FASB issued Accounting Standards Update No. (“ASU”) 2016-19, Technical Corrections and Improvements. Several topics are amended:

1.	The amendment to Subtopic 350-40, Intangibles—Goodwill and Other— InternalUse Software, adds a reference to guidance to use when accounting for internaluse software licensed from third parties that is within the scope of Subtopic 350-40. The transition guidance for that amendment is the same as the transition guidance in Accounting Standards Update No. 2015-05, Intangibles—Goodwill and Other— InternalUse Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, to which the amendment relates. The Company does not expect this guidance to have a material impact on its financial statements.
2.	The amendment to Subtopic 360-20, Property, Plant, and Equipment— Real Estate Sales, corrects the guidance to include the final decision of the EITF that loans insured under the Federal Housing Administration and the Veterans Administration do not have to be fully insured by those governmentinsured programs to recognize profit using the full accrual method. The transition guidance for that amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The Company does not expect this guidance to have a material impact on its financial statements.
3.	The amendment to Topic 820, Fair Value Measurement, clarifies the difference between a valuation approach and a valuation technique when applying the guidance in that Topic. That amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. The transition guidance for the amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The Company does not expect this guidance to have a material impact on its financial statements.
4.	The amendment to Subtopic 405-40, Liabilities—Obligations Resulting from Joint and Several Liability Arrangements, which clarifies that for an amount of an obligation under an arrangement to be considered fixed at the reporting date, the amount that must be fixed is not the amount that is the entity’s portion of the obligation but, rather, is the obligation in its entirety. The transition guidance for that amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The Company does not expect this guidance to have a material impact on its financial statements.
5.	The amendment to Subtopic 860-20, Transfers and Servicing—Sales of Financial Assets, aligns implementation guidance in paragraph 860-20- 55-41 with its corresponding guidance in paragraph 860-20-25-11. That amendment clarifies the considerations that should be included in an analysis to determine whether a transferor once again has effective control over transferred financial assets. The transition guidance for that amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The Company does not expect this guidance to have a material impact on its financial statements.
6.	The amendment to Subtopic 860-50, Transfers and Servicing—Servicing Assets and Liabilities, adds guidance that existed in AICPA Statement of 5 Position 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, on the accounting for the sale of servicing rights when the transferor retains loans that was omitted from the Accounting Standards Codification. The transition guidance for the amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The Company does not expect this guidance to have a material impact on its financial statements.

Table Of Contents	F-13

ETHEMA HEALTH CORPORATION

(formerly known as Greenstone Healthcare Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.       Summary of Significant Accounting Policies (continued)

o)	Recent accounting pronouncements (continued)

In November 2016, the FASB issued Accounting Standards Update No. (“ASU”) 2016-20, an amendment to Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU addressed several areas related to contracts with customers. This topic is not yet effective and will become effective with Topic 606. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued Accounting Standards Update No. (“ASU”) 2017-02, an amendment to Topic 805, Business Combinations. The amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this Update affect all reporting entities that must determine whether they have acquired or sold a business. The amendments in this Update provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this Update apply to annual periods beginning after December 15, 2017. The amendments in this Update should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued Accounting Standards Update No. (“ASU”) 2017-04, an amendment to Topic 350, Intangibles – Goodwill and Other, an entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 3 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. An entity should apply the amendments in this Update on a prospective basis. The amendments in this Update are effective for Goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this guidance.

In February 2017, the FASB issued Accounting Standards Update No. (“ASU”) 2017-05, an amendment to Subtopic 610-20, Other Income— Gains and Losses from the Derecognition of Nonfinancial Assets The amendments in this Update are required for public business entities and other entities that have goodwill reported in their financial statements, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendments in this Update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. An entity should apply the amendments in this Update on a prospective basis. The amendments in this Update are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this guidance.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

p)	Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Table Of Contents	F-14

ETHEMA HEALTH CORPORATION

(formerly known as Greenstone Healthcare Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.       Summary of Significant Accounting Policies (continued)

q)	Financial instruments Risks

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, December 31, 2016 and 2015.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $(3,361,536) and accumulated deficit of $(20,981,914). As disclosed in note 3, the Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

iv.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its bank indebtedness as there is a balance of $56,116 at December 31, 2016. This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

v.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as its subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. Most of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at December 31, 2016, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $49,835 increase or decrease in the Company’s aftertax net loss from continuing operation. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

Table Of Contents	F-15

ETHEMA HEALTH CORPORATION

(formerly known as Greenstone Healthcare Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3	Going Concern

The Company’s consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at December 31, 2016 the Company has a working capital deficiency of $(3,361,536) and accumulated deficit of $(20,981,914). Subsequent to year end, on February 14, 2017, the Company sold its Greenestone Muskoka Treatment Center and out of the proceeds therefrom settled the outstanding payroll and GST tax liabilities and used the remaining proceeds to acquire the Seastone of Delray business, an alcohol and drug rehabilitation and treatment center located in Delray Beach, Florida. Management believes that current available resources will not be sufficient to fund the restructured Company’s planned expenditures, over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and, or debt financing in order to implement its business plan, and, or generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

These factors create substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities or other adjustments that may be necessary should the Company not be able to continue as a going concern.

Table Of Contents	F-16

ETHEMA HEALTH CORPORATION

(formerly known as Greenstone Healthcare Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4	Discontinued Operations

Subsequent to year end, on February 14, 2017, GreeneStone completed a series of transactions (referred to collectively as the “Restructuring Transactions”), including a share purchase agreement (the “SPA”) whereby GreeneStone acquired the stock of the company holding the Muskoka Healthcare Clinic real estate, an asset purchase agreement (the “APA”) and lease (the “Lease”) whereby the Company sold all of the Muskoka clinic business assets and leased the clinic building to the buyer, and a real estate purchase agreement and asset purchase agreement whereby the Company purchased the real estate and business assets of Seastone Delray (the “Florida Purchase”).

The Muskoka clinic business represented substantially all of the operating assets of the Company and has been disclosed as a discontinued operation for the years ended December 31, 2016 and 2015.

The assets and liabilities of discontinued operations as of December 31, 2016 and 2015, respectively is as follows:

	December 31, 2016	December 31, 2015
Current assets
Accounts receivable, net	$ 123,358	$ 183,583
Prepaid expenses and other current assets	11,253	15,489
Total current assets	134,611	199,072
Non-current assets
Plant and equipment, net	129,127	193,131
Deposits	-	8,217
Total assets	263,738	400,420

Current liabilities
Deferred revenues	80,519	181,075

Discontinued operation	$ 183,219	$ 219,345

Income from discontinued operations is as follows:

	Year ended December 31, 2016	Year ended December 31, 2015

Revenues	$ 3,653,399	$ 3,138,878

Operating expenses
Depreciation and amortization	63,391	90,862
General and administrative	751,553	734,559
Management fees	-	(447)
Professional fees	(3,889)	48,765
Rent	385,401	383,163
Salaries and wages	1,592,444	1,752,327
Total operating expenses	2,788,900	3,009,229

Operating income	864,499	129,649

Other Income (expense)
Other income	720	-
Other expense	(617)	(30,616)
Interest expense	(154,605)	(172,524)
Foreign exchange movements	25,990	(86,728)
Net income (loss) before taxation	735,987	(160,219)
Taxation	-	-
Net income (loss) from discontinued operations	$ 735,987	$ (160,219)

Table Of Contents	F-17

ETHEMA HEALTH CORPORATION

(formerly known as Greenstone Healthcare Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.	Loans Payable

The Company had an automobile loan payable during the prior year, bearing interest at 4.49% with blended monthly payments of $835 that matures in March 2018. This loan was settled during the current financial year. The loan was secured by the vehicle with a net book value as at December 31, 2015 of $14,960.

	December 31, 2016	December 31, 2015
Automobile loan	$-	$15,472
Disclosed as follows:
Short-term portion	-	6,684
Long-term portion	-	8,788
	$-	$15,472

6.	Loans Payable

The company had a short-term loan payable to a third party of $21,675 as of December 31, 2015. This loan, together with interest thereon was settled during the current year.

7.	Short-Term Convertible Notes

	Interest rate	Maturity date	December 31, 2016	December 31, 2015

JMJ Financial	10.0%	November 13, 2016	$ -	$ -
Series L Convertible notes	0.0%	June 30, 2017	468,969	-
			468,969	-
Unamortized fair value of warrant discount			(218,711)	-
			250,258	-
Disclosed as follows:
Short-term poriton			250,258	-
Long-term portion			-	-
			$ 250,258	$ -

JMJ Financial convertible note

The Company entered into a Securities Purchase Agreement with JMJ Financial on April 13, 2016, in terms of the agreement the Company borrowed $200,000 in terms of an unsecured convertible promissory note with a maturity date of seven months from the closing date. The principal amount due under the promissory note was $220,000, inclusive of an Original Issue discount and a further 10% once-off interest charge of $20,000 was due in terms of this note. The note was only convertible upon a repayment default, at the lower of $0.03 per share of 60% of the lowest traded price over the preceding 25 day trading period. The Company also issued 3,703,700 warrants exercisable over common shares at $0.03 per share, which warrants contain a cashless exercise option, in terms of the financing arrangement. The note, together with interest thereon was repaid in full during November 2016.

Series L convertible notes

The Company entered into Series L Convertible Securities Purchase Agreements with 8 individuals on December 30, 2016. In terms of these agreements, the Company borrowed an aggregate principal amount of $468,969 in terms of a senior ranking convertible promissory note with a maturity date six months from the issue date and bearing interest at 0% per annum. The notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $0.03 per share, subject to certain recapitalization adjustments.

In terms of the Series L Convertible notes issued above, on December 30, 2016, the Company granted three year warrants to the Series L Convertible noteholders, exercisable for 15,633,709 shares of common stock at an exercise price of $0.03, subject to certain recapitalization adjustments, per share, expiring on December 30, 2019 (Refer note 10 below).

Table Of Contents	F-18

ETHEMA HEALTH CORPORATION

(formerly known as Greenstone Healthcare Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.	Taxation Payable

The company has the following outstanding tax liabilities

a)	Harmonized Sales Taxes

This represents sales tax liabilities in Canada, these taxes were never paid, management intends paying these taxation liabilities together with interest and penalties thereon.

Subsequent to year end, upon the disposal of the assets of the Greenestone Muskoka Treatment Center, a portion of the proceeds realized were used by the Company to settle the outstanding Harmonized Sales tax and Payroll taxes liability.

b)	Payroll Taxes

The Company is delinquent in filing its payroll tax returns resulting in taxes, interest and penalties payable at December 31, 2016 and 2015. As of December 31, 2016 and 2015 as part of Taxes Payable, the Company has payroll tax liabilities of approximately $2,220,731 and $1,780,000, respectively due to various taxing authorities. If the Company does not satisfy these liabilities, the taxing authorities may place liens on its bank accounts which would have a negative impact on its ability to operate. Further, the actual liability may be higher due to interest or penalties assessed by the taxing authorities.

Subsequent to year end, upon the disposal of the assets of the Greenestone Muskoka Treatment Center, a portion of the proceeds realized were used by the Company to settle the outstanding Harmonized Sales tax and Payroll taxes liability.

c)	US taxation and penalties

The Company had assets and operated a business in Canada and is required to disclose these operations to the US taxation authorities, the requisite disclosure has not been made and management has reserved the maximum penalty due to the IRS in terms of non-disclosure. This non-compliance with US disclosure requirements is currently being addressed.

The taxes and penalties due are as follows:

	December 31, 2016	December 31, 2015

Payroll taxes and Harmonized sales taxes	2,548,824	2,290,506
US penalties due	250,000	200,000
	$2,798,824	$2,490,506

9.	Related Parties

Shawn E. Leon

As of December 31, 2016 and 2015, the Company had payables of $8,492 and $159,551, respectively to the CEO, Shawn Leon. The amounts payable are non-interest bearing and have no fixed repayment terms. The Company paid a management fee of $120,000 to Shawn Leon during the current year.

Cranberry Cove Holdings Ltd.

As of December 31, 2016 and 2015, the Company had a receivable of $84,867 and a payable of $87,356, respectively to Cranberry Cove Holdings, Ltd. The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. at market terms. The Company had rental expense amounting to CDN $485,055 and CDN $451,380 for the years ended December 31, 2016 and 2015, respectively. Cranberry Cove Holdings Ltd. is owned indirectly by Shawn Leon, our CEO. The balance due is noninterest bearing and no fixed repayment terms. Subsequent to year end, in terms of a Stock Purchase Agreement entered into, as disclosed in note 1 above, the Company acquired 100% of the equity of Cranberry Cove Holdings.

GreeneStone Clinic Inc.

As of December 31, 2016 and 2015, the Company had a payable of $79,592 and $5,284, respectively, to Greenestone Clinic, Inc. GreeneStone Clinic Inc., is controlled by one of the Company’s directors. The balance owing is non-interest bearing, not secured and has no specified terms of repayment.

The Company incurred management fees to GreeneStone Clinic, Inc., totaling $137,283 and $97,152 for the years ended December 31, 2016 and 2015, respectively.

Table Of Contents	F-19

ETHEMA HEALTH CORPORATION

(formerly known as Greenstone Healthcare Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.	Related Parties (continued)

1816191 Ontario

As of December 31, 2016 and 2015, the Company had a payable of $70,763 and $22,305 to 1816191 Ontario. The payable is non- interest bearing, and has no specific repayment terms.

Eileen Greene

Eileen Greene is the spouse of our CEO, Shawn Leon. On December 30, 2016 we entered into a Securities Purchase agreement with Ms. Greene, whereby $163,011 (CDN $220,000) was advanced to the Company in the form of a promissory note, bearing interest at 0% per annum and convertible into shares of common stock at a conversion price of $0.03 per share.

In connection with the promissory note above, Ms. Greene was granted a 3-year option exercisable for 5,433,709 shares of common stock of the Company at an exercise price of $0.03 per share, expiring on December 30, 2019.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

10.	Stockholders’ deficit

a)       Common shares

Authorized, issued and outstanding

The Company has authorized 500,000,000 shares with a par value of $0.01 per share. The company has issued and outstanding 48,738,755 and 47,738,755 shares of common stock on December 31, 2016 and 2015, respectively.

On June 7, 2016, the Company issued 1,000,000 common shares to an investor relations firm, in terms of an agreement.

b)       Preferred shares

Authorized, issued and outstanding

The Company has authorized 13,000,000 preferred shares with a par value of $0.01 per share, designated as 3,000,000 series A convertible preferred shares and 10,000,000 series B convertible preferred shares. The Company has no preferred shares issued and outstanding.

c)	Warrants

In terms of the shortterm convertible loan agreement entered into with JMJ Financial, disclosed in note 7 above, on April 13, 2016, the Company awarded fiveyear warrants exercisable for 3,703,700 shares of common stock at an exercise price of $0.03 per share.

In terms of the shortterm Series L Convertible short term notes entered into with 8 parties, as disclosed in note 7 above, the Company awarded threeyear warrants exercisable over 15,633,709 shares of common stock, at an exercise price of $0.03 per share.

The fair value of Warrants awarded during the year ended December 31, 2016 were valued at $311,955 using the BlackScholes pricing model and the following weighted average assumptions were used:

Year ended December 31, 2016

Calculated stock price	$0.02 to $0.03
Risk free interest rate	1.22% to 1.47%
Expected life of warrants (years)	3 to 5 years
expected voliatility of underlying stock	224.3% to 396.4%
Expected dividend rate	0%

Table Of Contents	F-20

ETHEMA HEALTH CORPORATION

(formerly known as Greenstone Healthcare Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.	Stockholders’ deficit (continued)

c)	Warrants (continued)

The volatility of the common stock is estimated using historical data of the Company’s common stock. The riskfree interest rate used in the Black Scholes pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the warrants granted. An expected dividend yield of zero is used in the valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of December 31, 2016, the Company does not anticipate any awards will be forfeited in the valuation of the warrants.

During the current year, warrants exercisable for 6,000,000 shares expired.

A summary of all of the Company’s warrant activity during the period January 1, 2015 to December 31, 2016 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2015	6,300,000	$0.0033 to $0.15	$0.1400
Granted	-	-	-
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2015	6,300,000	$0.00	0.0033
Granted	19,337,409	$ 0.03	0.0300
Forfeited/cancelled	(6,000,000)	0.15	0.1500
Exercised	-	-	-
Outstanding December 31, 2016	19,637,409	$0.033 to $0.03	$0.0300

The following table summarizes warrants outstanding and exercisable as of December 31, 2016:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.0033	300,000	*		300,000
$0.03	3,703,700	4.28		3,703,700
$0.03	15,633,709	3.00		15,633,709

	19,637,409	3.19	$ 0.03	19,637,409	$ 0.03

* In terms of an agreement entered into with an investor relations company, 300,000 warrants were to be issued as part of the Investor Relations Agreement. These warrants have not been issued as yet, therefore the warrant terms are uncertain.

All of the warrants outstanding as of December 31, 2016 are vested. The warrants outstanding as of December 31, 2016 have an intrinsic value of $5,001.

d)	Stock options

Our board of directors adopted the Greenestone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our longterm growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 480,000 options as of December 31, 2016 under the Plan.

Table Of Contents	F-21

ETHEMA HEALTH CORPORATION

(formerly known as Greenstone Healthcare Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.	Stockholders’ deficit (continued)

d)	Stock options (continued)

No options were issued, exercised or cancelled during the year ended December 31, 2016.

A summary of all of the Company’s option activity during the period January 1, 2015 to December 31, 2016 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2015	480,000	$0.12	$ 0.12
Granted	-	-	-
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2015	480,000	$0.12	0.12
Granted - non plan options	-	-	-
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2016	480,000	$0.12	$ 0.12

The following table summarizes options outstanding and exercisable as of December 31, 2016:

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.12	480,000	2.83		480,000

	480,000	2.83	$ 0.12	480,000	$ 0.12

The Company agreed to issue Stock options to a former officer vesting over a 24-month period commencing on November 1, 2014 expiring on October 31, 2019, a formal option agreement has not been issued as yet, as such the terms of these options are uncertain.

As of December 31, 2016 there was no unrecognized compensation costs related to these options and the intrinsic value of the options as of December 31, 2016 is $0.

11.	Net loss per common share

For the years ended December 31, 2016 and 2015, the following options and warrants were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	Year ended December 31, 2016	Year ended December 31, 2015

Stock options	$ 480,000	$ 480,000
Warrants to purchase shares of common stock	19,637,409	6,300,000
	$ 20,117,409	$ 6,780,000

Table Of Contents	F-22

ETHEMA HEALTH CORPORATION

(formerly known as Greenstone Healthcare Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	Commitments and contingencies

a.	Operating leases

The Company had entered into a lease agreement for the rental of premises operated by GreeneStone Clinic Muskoka Inc. which term initially expires on March 31, 2019. The Company has an option to extend the lease for an additional three terms, each term being an additional three years. The Company also has an option to purchase the property for $10,000,000, which option must be exercised in writing, accompanied by a $250,000 deposit and must be closed within 30 days of exercising the option. The Company also has a right of first refusal should the landlord receive an acceptable offer for the premises, the Company would be entitled to acquire the premises on the same terms and conditions of the acceptable offer, provided the Company has met certain covenants. The rental expense for the year ended December 31, 2016 was CDN $485,055.

Subsequent to year end, on February 14, 2017, the Company sold the GreeneStone Muskoka Treatment Center to a third party, simultaneously with the disposal of the Treatment Center, the Company acquired 100% of Cranberry Cove Holdings, LTD, the entity in which the property, subject to the lease mentioned above is registered.

Cranberry Cove Holdings, Ltd, entered into a new lease agreement with the purchasers and the existing lease was terminated.

b.	Contingency related to outstanding tax liabilities

The Company was delinquent in paying harmonized sales tax, filing and paying payroll taxes and may also be subject to US taxation and penalties as fully disclosed in note 7 above.

Subsequent to year end, on February 14, 2017, the Company disposed of its GreeneStone Muskoka Treatment Center. A portion of the proceeds realized on the sale of the business was used to settle the outstanding Harmonized Sales Tax and Payroll tax liabilities.

The Company has also provided for US tax liabilities of $250,000 due to non-compliance with the filing of certain required returns. The actual liability may be higher due to interest and penalties assessed by these taxing authorities.

c.	Other

From time to time, the Company and its subsidiaries enter into legal disputes in the ordinary course of business. The Company believes there are no material legal or administrative matters pending that are likely to have, individually or in the aggregate, a material adverse effect on its business or results of operations.

Table Of Contents	F-23

ETHEMA HEALTH CORPORATION

(formerly known as Greenstone Healthcare Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	Income taxes

The Company is not current in its tax filings as of December 31, 2016.

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

A reconciliation of income taxes to the income tax recorded is as follows:

	Year ended December 31, 2016	Year ended December 31, 2015

Tax expense at the federal statutory rate	$ (394,991)	$ 464,746
Foreign taxation	198,560	(4,647)
Permanent differences	56,768	(26,674)
Timing differences not provided for	-	(176,938)
Foreign tax rate differential	98,381	(5,701)
Valuation allowance	41,282	(250,786)
	$ -	-

Table Of Contents	F-24

ETHEMA HEALTH CORPORATION

(formerly known as Greenstone Healthcare Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	Income taxes (continued)

The components of the Company’s deferred taxes asset as at December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016	December 31, 2015
Deferred tax assets
Net operating loss carry forward	$ 20,198,844	$ 20,021,906
Provisions raised	-	176,938
Taxable income	104,169	-
Valuation allowance	(20,303,013)	(20,198,844)
	$ -	$ -

As of December 31, 2016, the Company is in arrears on filing its statutory income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates. In addition, the Company could be subject to penalties for these unfiled tax returns.

During the year ended December 31, 2016, the Company has accrued and expensed $250,000 (2015: $200,000) in penalties and interest attributable to delinquent tax returns. Management believes the Company has adequately provided for any ultimate amounts that are likely to result from audits of these returns once filed; however, final assessments, if any, could be significantly different than the amounts recorded in the financial statements.

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

14.	Subsequent events

Subsequent to December 31, 2016, during January 2017, the Company raised an additional $71,000 in convertible short-term notes with a maturity in July 2017. These notes bear interest at 0% and are convertible into shares of common stock at $0.03 per share. The Company also issued three-year warrants exercisable for 2,366,667 shares of common stock, at an exercise price of $0.03 per share to these noteholders.

On February 2, 2017, The Company entered into a Securities Purchase Agreement with LABRYS FUND LP, in terms of the agreement the Company borrowed $100,000 in terms of an unsecured convertible promissory note with a maturity date of August 2, 2017. The principal amount due under the promissory note is $110,000, inclusive of an Original Issue discount of $10,000. The note bears interest at a rate of 8% per annum. The note is only convertible upon a repayment default, at the lower of 60% of the lowest traded price over the preceding 30 day trading period prior to the issuance of this note or 60% of the lowest traded price 30 days prior to the conversion date. The Company issued 1,200,000 common shares to the note holder as a commitment fee which returnable shares will be returned to the company is fully repaid prior to August 2, 2017.

On February 14, 2017, GreeneStone completed a series of transactions (referred to collectively as the “Restructuring Transactions”), including a share purchase agreement (the “SPA”) whereby GreeneStone acquired the stock of the company holding the Muskoka Healthcare Clinic real estate, an asset purchase agreement (the “APA”) and lease (the “Lease”) whereby the Company sold all of the Muskoka clinic business assets and leased the clinic building to the buyer, and a real estate purchase agreement and asset purchase agreement whereby the Company purchased the real estate and business assets of Seastone Delray (the “Florida Purchase”).

The Stock Purchase Agreement

Under the SPA, the Company acquired 100% of the stock of Cranberry Cove Holdings Ltd. (“CCH”) from Leon Developments Ltd. (“Leon Developments”), a company wholly owned by Shawn E. Leon, who is the President, CEO, and CFO of GreeneStone (“Mr. Leon”). CCH owns the real estate on which the Company’s rehabilitation clinic (“the Canadian Rehab Clinic”) in Muskoka, Ontario is located. The total consideration paid by GreeneStone was CDN$3,300,000 (an appraised value of CDN$10,000,000 less the outstanding mortgage loan), which was funded by the assignment to Leon Developments of certain indebtedness owing to GreeneStone in the amount of CDN$659,918, and the issuance of 60,000,000 shares of the Company’s common stock to Leon Developments, valued at approximately US$0.033 per share (the “Shares”).

Table Of Contents	F-25

ETHEMA HEALTH CORPORATION

(formerly known as Greenstone Healthcare Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.	Subsequent events (continued)

The Asset Purchase Agreement and Lease

Under the APA, the assets of the Canadian Rehab Clinic were sold by GreeneStone, through its subsidiary, GreeneStone Clinic Muskoka Inc. (the “Rehab Clinic Subsidiary”), to Canadian Addiction Residential Treatment LP (the “Purchaser”), for a total consideration of CDN$10,000,000, plus an additional performance payment of up to CDN$3,000,000 performance payment to be received in 2019 if certain clinic performance metrics are met. The Purchaser completed the sale with cash proceeds to the Company of CDN$10,000,000, of which CDN$1,500,000.00 will remain in escrow for up to two years to cover indemnities given by the Company. Aside from using the proceeds of the Muskoka clinic asset sale to pay down significant tax debts and operational costs of the Company, the Company also used the proceeds to fund the Florida Purchase.

Through the APA, substantially all of the assets of the Rehab Clinic Subsidiary were sold, leaving GreeneStone with only the underlying clinic real estate, which GreeneStone through its newly acquired subsidiary CCH concurrently leased to the Purchaser. The Lease is a triple net lease and provides for a five (5) year primary term with three (3) fiveyear renewal options, annual base rent for the first year at CDN$420,000 with annual increases, an option to tenant to purchase the leased premises and certain first refusal rights.

The Florida Purchase

Immediately after closing on the sale of its Muskoka clinic business, GreeneStone closed on the acquisition of the business and real estate assets of Seastone Delray pursuant to certain real estate and asset purchase agreements This business will be operated through its wholly owned subsidiary Seastone. The purchase price for the Seastone assets was US$6,150,000 financed with a purchase money mortgage of US$3,000,000, and US$3,150,000 in cash.

During January 2017, the Company raised a further $71,000 in convertible notes, each note convertible into shares of common stock at a conversion price of $0.03 per share. In connection with the notes issued, warrants to purchase 2,366,667 shares of common stock were issued to the note holders.

During February 2017, the Company raised a further loan of $110,000 from LABRYS FUND LP for net proceeds of $100,000, including an Original issue Discount of 10%. The loan bears interest at 8% per annum and matures on August 2, 2017. Subject to an Event of Defualt, this loan is convertible into common stock at a 40% discount to market price as determined by a pre-determined formula. The Company issued 1,200,000 shares of Common stock to the note holder as a commitment fee, which is returnable if the note is repaid in full before maturity date.

Other than disclosed above, the Company has evaluated subsequent events through the date of the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

Table Of Contents	F-26

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2016, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2016, and identified the following material weaknesses:

•	There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and Notwithstanding the existence of this material weakness in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

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

Table Of Contents	11

Item 9B. Other Information.

Not applicable.

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names and ages of the members of the Company’s Board of Directors (the “Board”) and executive officers, and the positions held by each:

Name Position

Shawn E. Leon	57	Chief Executive Officer, Chief Financial Officer, President and Director

John O’Bireck	58	Director

Gerald T Miller	59	Director

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

John O’Bireck, Director

John O’Bireck, 58 of Aurora, Ontario, Canada has been a Control Systems Engineer, since graduating in 1982, and has since been involved with building engineering teams to provide solutions for industrial and transportation industry. He was a co-founder of Hay-Drive Technologies Ltd. a publicly listed company where he held the positions of Director, Vice-President, Chief Technology Officer and Vice President of Advanced Product Development. Mr. O’Bireck was also the co-founder, Director and President of Supernova Performance Technologies Ltd., a privately held company. In 2014 Mr. O’Bireck was elected as a Director to the Board of Sparta Capital Ltd.

Gerald T. Miller, Director

Gerry Miller, 59 of Toronto, Ontario, Canada is the Managing Partner of the Law Firm Gardiner Miller Arnold LLP. Mr. Miller’s practice focuses on a comprehensive range of business, finance and real estate issues. In addition to managing the law firm. Mr. Miller’s runs the business law and real estate practice at Gardiner Miller Arnold LLP Law firm. He advises small to medium sized companies in manufacturing, investing and service related industries. Mr. Miller supervises all merger and acquisition transactions and institutional finance work.

Table Of Contents	12

Involvement in Certain Legal Proceedings

A former employee has filed suit against the Company asserting wrongful dismissal, claiming damages between CDN$43,500 and CDN$50,000 this matter is under discussion with the plaintiff, we feel that the damages claimed are remote

Other than disclosed above, to the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, at December 31, 2016, none of the officers, directors or 10% shareholders were in compliance with Section 16(a).

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

Table Of Contents	13

Item 11. Executive Compensation.

Executive Compensation

There has been no annuity, pension or retirement benefits paid to our officers or directors during the past two fiscal years. We currently do not have an employment agreement with the Company’s Chief Executive Officer. There is no compensation committee of the Board. The Board approved the terms of a certain management agreement with Greenestone Clinic, Inc., wholly owned by the Company’s Chief Executive Officer, Shawn Leon, and with Shawn Leon, whereby a management agreement was initially for a term of one year and was for the development of medical clinics in Ontario, Canada. The agreement has been extended from year to year and has been expanded to include overall company management and the development of clinics in the United States. The management agreement allowed for a maximum compensation of $300,000 per year.

On November 1, 2014, the Company entered into an employment agreement with William L. Sklar, our Chief Financial Officer. Pursuant to this employment agreement, Mr. Sklar was entitled to a salary of CAD$18,000 per annum and he received options exercisable over 480,000 shares of common stock of the Company at an exercise price of $0.12 per share. The stock option vest over a twenty-four-month period, contain a cashless exercise provision and will expire on October 31, 2019. Mr. Sklar was subject to a two year non-compete and non-solicitation clause under his employment agreement. Mr. Sklar’s employment agreement did not provide for any payments upon a change of control. Mr Sklar resigned as the Company’s Chief Financial Officer on August 19, 2015.

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
Shawn E. Leon, President, CEO and CFO(1)	2016	—	—	—	—	—	257,283	257,283
	2015	—	—	—	—	—	—	—
William Sklar, former CFO(2)	2016	—	—	—	—	—	—	—
	2015	5,840	—	—	—	—	—	5,840

(1)	Mr. Leon was appointed as the Company’s Chief Financial Officer on August 19, 2015. All other compensation represents a management fee of $120,000 paid directly to Mr. Leon and a further management fee for services rendered of $137,283 paid to Greenstone Clinic, Inc., a company wholly owned by Mr. Leon, for the year ended December 31, 2016. The verbal management agreement was entered into with Greenstone Clinic, Inc., a wholly owned subsidiary of Shawn Leon, and Shawn Leon, was initially for a term of one year and was for the development of medical clinics in Ontario, Canada. The agreement has been extended from year to year and has been expanded to include overall company management and the development of clinics in the United States. The management agreement allowed for a maximum compensation of $300,000 per year.
(2)	Mr. Sklar resigned as the Company’s Chief Financial Officer on August 19, 2015.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards issued to executive officers during the fiscal year ended December 31, 2016 and there are no outstanding equity awards to named officers as of December 31, 2016.

Information regarding equity compensations plans is set forth in the table below:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans

Equity Compensation plans approved by the stockholders
2013 Equity compensation plan	480,000	$ 0.12	9,520,000
Equity Compensation plans not approved by the stockholders
None	-	$ -	-

	480,000.0	$ 3.59	9,520,000

Table Of Contents	14

Directors Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the year ended December 31, 2016.

Directors Compensation Table

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon	—	—	—	—	—	—	—

John O' Bireck	—	—	—	—	—	—	—

Gerald T Miller	—	—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than five percent (5%) of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares of common stock are owned directly and the percentage shown is based on 109,938,855 shares of common Stock issued and outstanding as of April 11,2017.

Name of beneficial owner	Amount snd nature of beneficial owenership, including common stock		Percentage of common stock beneficially owned (1)

Directors and Officers
Shawn E. Leon	72,288,859	(2)	62.7%

5% Shareholders
None	-		0.0%

All officers and directors as a group (1 person)	72,288,859		62.7%

(1)	Based on 109,938,855 shares of common stock outstanding as of April 11, 2017.
(2)	Includes 2,257,850 shares of common stock and 1,910,000 shares of common stock and warrants for 5,433,709 shares of common stock held by Eileen Greene, the spouse of Shawn Leon; 2,687,300 shares of common stock held by GreeneStone Clinic Inc., which is controlled by Mr. Leon; and a further 60,000,000 shares of common stock issued to Leon Developments Ltd upon the acquisition of Cranberry Cove Holdings Ltd on February 14, 2017. Mr. Leon resides at 46 Fairway Heights Drive, Thornhill, Ontario, Canada.

Table Of Contents	15

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

Related Party Transactions

The Company leased the premises on which the Muskoka Clinic was situated from Cranberry Cove Holdings (“CCH”) which is indirectly owned by our CEO, Shawn Leon. The clinic is in Bala, Ontario at 3571 Highway 169. The property is 43 acres in size and contains approximately 48,000 square feet of buildings. The initial term of the lease was for a fiveyear period which commenced on April 1, 2014. Subsequent to year end, on February 14, 2017, the Company acquired 100% of the equity of CCH from Leon Developments Ltd. (“Leon Developments”), a company wholly owned by Shawn E. Leon, The total consideration paid by the Company was CDN$3,300,000 (an appraised value of CDN$10,000,000 less the outstanding mortgage loan), which was funded by the assignment to Leon Developments of certain indebtedness owing to the Company in the amount of CDN$659,918, and the issuance of 60,000,000 shares of the Company’s common stock to Leon Developments, valued at approximately US$0.033 per share.

As of December 31, 2016, a total of $72,729 is payable to executive officers or their affiliates for net related party payables, as detailed in the below table:

Name	Amount

Receivable by the Company
Cranberry Cove Holdings Ltd.(1)	$ 84,867

Payable by the Company
1816191 Ontario(2)	69,512
Greenestonwe Clinic(3)	79,592
Shawn Leon (4)	(8,492)

Total	$ 72,729

(1)	Cranberry Cove Holdings is wholly owned by Leon Developments, Ltd., a Company controlled by Shawn Leon, our CEO.
(2)	1816191 Ontario is the Endoscopy Clinic sold to Dr. Parekh in December 2014.
(3)	Shawn Leon is the Chief Executive Officer of GreeneStone Clinic, Inc.
(4)	Shawn E. Leon is the Company’s Chief Executive Officer.

The Company’s management fee expense amounted to $257,283 and $97,152 for the years ended December 31, 2016 and 2015 of which $120,000 was paid directly to Mr. Leon and $137,283 was paid to Greenestone Clinic in 2016 and $97,152 was paid to Greenestone Clinic in 2015.

The Company entered into an agreement to lease premises from Cranberry Cove Holdings Ltd. On an arm’s length basis. During the year ended December 31, 2016, the Company had rent expense of CDN $485,055 and CDN $ 451,380 due to Cranberry Cove Holdings Ltd. Cranberry Cove Holdings Ltd. is related to the Company by virtue of its shareholder, Shawn E Leon, who is our CEO.

Table Of Contents	16

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

As of December 31, 2016, the Board determined that John O’Bireck and Gerald T Miller are independent and that Mr. Leon is not independent under these standards.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees paid by us to RBSM LLP for professional services rendered for the years ended December 31, 2016 and 2015:

	Year ended December 31, 2016	Year ended December 31, 2015

Audit fees and expenses	$ 62,500	$ 81,000
Taxation preparation fees
Audit related fees
Other fees	-	-
	$ 62,500	$ 81,000

Audit Fees

Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements in fiscal year ended December 31, 2016 and 2015, respectively.

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

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services listed above for the fiscal years ended December 31, 2016 and 2015, respectively.

Table Of Contents	17

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

See Item 8.

(b) Exhibits

Exhibit No.	Description	Form	SEC File No.	Date	Filed Herewith	Filed by Reference

3.1	Articles of Incorporation of NNRC, Inc. (as filed with the Secretray of State of Colorado on April 1, 1993)	10-K	000-15078	March 28,2013		X

3.2	Articles of Amendment to the Articles of Incorporation of Nova Natural Resources, Inc. (as filed with the Secretary of State of Colorado on May 8, 2012)	10-K	000-15078	March 28,2013		X

3.3	Articles of Amendment to the Articles of Incorporation of Greenestone Healthcare Corporation (as filed with the Secretary of State of Colorado on March 26, 2013)	8-K	000-15078	March 29, 2013		X

3.4	Amended and Restated Bylaws of Greenestone Healthcare Corporation	8-K	000-15078	March 29, 2013		X

3.5	Articles of Amendment to the Articles of Incorporation re: Name Change	8-K	000-15078	April 10, 2017		X

3.6	First amendment to Amended and Restated Bylaws	8-K	000-15078	April 10, 2017		X

4.1	Form of Series L Convertible Note and Warrant Agreement	8-K	000-15078	42740		X

4.2	Form of LABRYS LP Convertible Note Agreement	8-K	000-15078	February 2, 2017		X

10.1	Stocj Purchase Agreement I	8-K	000-15078	41362		X

10.2	Form of Warrant I	8-K	000-15078	December 30, 2013		X

10.3	Form of Warrant II	8-K	000-15078	December 30, 2013		X

10.4	Srock Purchae Agreement II	8-K	000-15078	December 30, 2013		X

10.5	Share Purchase Agreement, dated as of December 16,2014 by and between the Registrant and Jainheel Patekh Medical Professional Corporation	8-K	000-15078	December 23, 2014		X

10.6	Collateral Note, Dated December 16, 2014	8-K	000-15078	December 23, 2014		X

10.7	Seastone of Delray Asset Purchase Agreement, Management Services Agreement and Cemmercial Real Estate Contract	8-K	000-15078	May 23, 2016		X

10.8	Stock Purchase Agreement re: Cranberry Cove Holdings Ltd.	8-K	000-15078	February 17,2017		X

10.9	Asset Purchase Agreement re: Sale of Muskoka Clinic	8-K	000-15078	February 17, 2017		X

10.10	Lease of Muskoka Clinic	8-K	000-15078	February 17, 2017		X

16.1	Letter from Jarvis Ryan Associates, LLP	8-K	000-15078	July 19, 2014		X

Table Of Contents	18

31.1	Certification of the Principal Executive Officer of the registrant pursuant to Section 302 of the Sarbanes Ocley Act of 2002 (Rule 13(a) -14(a) or Rule 15(d( - 14 (a)	X

31.2	Certification of the Principal Financial Officer of the registrant pursuant to Section 302 of the Sarbanes Ocley Act of 2002 (Rule 13(a) -14(a) or Rule 15(d( - 14 (a)	X

32.1	Certification of the Principal Executive Officer pursuant to Rule 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

32.2	Certification of the Principal Financial Officer pursuant to Rule 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

101.INS	INS XBRL Instance Document		X
101.SCH	SCH XBRL Schema Document		X
101.CAL	CAL XBRL Calculation Linkbase Document		X
101.DEF	DEF XBRL Definition Linkbase Document		X
101.LAB	LAB XBRL Label Linkbase Document		X
101.PRE	PRE XBRL Presentation Linkbase Document		X

Table Of Contents	19

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHEMA HEALTH CORPORATION.

Date: April 17, 2017

By: /s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	April 17, 2017
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director
/s/ John O’Bireck	Director	April 17, 2017
John O’Bireck
/s/ Gerald T. Miller	Director	April 17, 2017
Gerald T. Miller

Table Of Contents	20