Form 10-Q
period 2017-03-31
GREENESTONE HEALTHCARE CORP
filed 2017-05-22
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2017 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 19, 2017, there were 108,738,855 shares outstanding of the registrant’s common stock.

ETHEMA HEALTH CORPORATION

(formerly known as GreeneStone Healthcare Corporation)

THREE MONTHS ENDED MARCH 31, 2017

ETHEMA HEALTH CORPORATION

(formerly known as GreeneStone Healthcare Corporation)

PART I

Item 1. Financial Statements.

INDEX TO THE

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars unless otherwise indicated)

ETHEMA HEALTH CORPORATION

(Formerly known as GreeneStone Healthcare Corporation)

CONDENSED CONSOLDATED BALANCE SHEETS

	March 31, 2017 (Unaudited)	December 31, 2016

ASSETS

Current assets
Cash	$122,861	$4,779
Accounts receivable	238,010	—
Prepaid expenses	25,759	2,710
Discontinued operations	—	183,219
Related party Receivables	24,480	84,867
Total current assets	411,110	275,575
Non-current assets
Investment	—	110,000
Due on sale of subsidiary	1,192,584	—
Property, plant and equipment	10,828,117	—
Intangibles	1,438,525	—
Cash - Restricted	75,131	74,480
Total non-current assets	13,534,357	184,480
Total assets	$13,945,467	$460,055

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Bank overdraft	$47,212	$56,116
Accounts payable and accrued liabilities	479,676	374,317
Taxes payable	371,424	2,798,824
Convertible loans	405,498	250,258
Loans payable	3,042,972	—
Derivative liability	183,048	—
Related party payables	2,035,747	157,596
Total current liabilities	6,565,577	3,637,111
Non-current liabilities
Loan payable	2,997,500	—
Total liabilities	9,563,077	3,637,111

Stockholders' equity (deficit)
Preferred stock - Series A; $0.01 par value, 3,000,000 authorized, nil outstanding as of March 31, 2017 and December 31, 2016.	—	—
Preferred Stock - Series B; $0.01 par value, 10,000,000 authorized, nil outstanding as of March 31, 2017 and December 31, 2016.	—	—
Common stock; $0.01 par value, 500,000,000 shares authorized; 108,738,855 and 48,738,855 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.	1,087,389	487,389
Additional paid in capital	18,198,699	16,509,906
Accumulated other comprehensive income	616,617	807,563
Accumulated deficit	(15,520,315)	(20,981,914)
Total stockholders' equity (deficit)	4,382,390	(3,177,056)
Total liabilities and stockholders' equity (deficit)	$13,945,467	$460,055

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Table Of Contents	1

ETHEMA HEALTH CORPORATION

(Formerly known as GreeneStone Healthcare Corporation)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2017	Three Months ended March 31, 2016

Revenues
In-Patient services	$280,473	$—
Rental income	42,037	—
	$322,510	$—
Operating expenses
General and administrative	200,797	7,228
Professional fees	539,604	21,500
Salaries and wages	209,245	6,000
Total operating expenses	949,647	34,728

Operating loss	(627,137)	(34,728)

Other Income (expense)
Other income	504,348	—
Other expense	(1,519,874)	—
Interest income	32,074	—
Interest expense	(63,017)	8
Amortization of debt discount	(187,659)	—
Loss on change in fair value of derivative liability	(73,048)	—
Foreign exchange movements	(157,908)	733
Net loss before taxation from continuing operations	(2,092,221)	(33,988)
Taxation	—	—
Net loss from continuing operations	(2,092,221)	(33,988)
Gain on disposal of business	7,494,828	—
Operating income from discontinued operations, net of tax	58,992	177,518
Net income from discontinued operations	7,553,820	177,518
Net income	5,461,599	143,530
Accumulated other comprehensive loss
Foreign currency translation adjustment	(190,946)	(223,104)

Total comprehensive income (loss)	$5,270,653	$(79,574)

Basic loss per common share from continuing operations	$(0.03)	$—
Basic income per share from discontinued operations	$0.10	$—
Basic income per common share	$0.07	$—
Diluted loss per common share from continuing operations	$(0.03)	$—
Diluted income per share from discontinued operations	$0.10	$—
Diluted income per common share	$0.07	$—
Weighted average common shares outstanding - Basic	78,738,855	47,738,855
Weighted average common shares outstanding - Diluted	79,005,555	48,005,555

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Table Of Contents	2

ETHEMA HEALTH CORPORATION

(Formerly known as GreeneStone Healthcare Corporation)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common		Additional
	Shares	Amount	Paid in Capital	Comprehensive Income	Accumulated Deficit	Total

Balance at January 1, 2017	48,738,855	$ 487,389	$ 16,509,906	$ 807,563	$ (20,981,914)	$ (3,177,056)

Shares issued to acquire subsidiary	60,000,000	600,000	1,584,000	-	-	2,184,000
Beneficial conversion feature on issuance of convertible notes and warrants	-	-	104,793	-	-	104,793
Foreign currency translation	-	-	-	(190,946)	-	(190,946)
Net income	-	-	-	-	5,461,599	5,461,599
Balance as of March 31, 2017	108,738,855	$1,087,389	$ 18,198,699	$ 616,617	$ (15,520,315)	$ 4,382,390

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Table Of Contents	3

ETHEMA HEALTH CORPORATION

(Formerly known as GreeneStone Healthcare Corporation)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31, 2017	Three months ended March 31, 2016
Operating activities
Net income	$5,461,599	$143,530
Net income from discontinued operations	$(7,553,820)	$(177,518)
Net loss from continuing operations	$(2,092,221)	$(33,988)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	57,065	—
Non cash compensation expense on acquisition of subsidiary	1,519,874	—
Other foreign exchange movements	(8,699)	6,758
Amortization of debt discount	187,659	—
Derivative liability movements	73,048	—
Provision against receivable on sale of subsidiary	(446,476)	—
Changes in operating assets and liabilities
Accounts receivable	(96,535)	—
Prepaid expenses	(23,049)	(7,500)
Accounts payable and accrued liabilities	(52,559)	(161,540)
Taxes payable	(2,427,270)	206,958
Net cash used in operating activities - continuing operations	(3,309,163)	10,688
Net cash provided by operating activities - discontinued operations	242,211	30,146
	(3,066,952)	40,834
Investing activities
Investments in Seastone	(2,960,000)	—
Purchase of fixed assets	(8,878)
Net cash used in investing activities - continuing operations	(2,968,878)	—
Net cash provided by investing activities - discontinued operations	6,302,244	—
	3,333,366	—

Financing activities
(Decrease) Increase in bank overdraft	(8,904)	29,108
Repayment of loan payable	—	(1,658)
Proceeds from short-term notes	—	36,815
Repayment of short-term note	—	(21,870)
Repayment of mortgage liability	(78,050)	—
Proceeds from convertible notes	181,000	—
(Repayment of) proceeds from related party notes	(51,432)	143,244
Net cash provided by financing activities	42,614	185,639

Effect of exchange rate on cash	(190,946)	(223,104)

Table Of Contents	4

Net change in cash	118,082	3,369
Beginning cash balance	4,779	174
Ending cash balance	$122,861	$3,543

Supplemental cash flow information
Cash paid for interest	$—	$1,263
Cash paid for income taxes	$—	$—

Non cash investing and financing activities
Common shares issued to acquire subsidiary	$2,184,000	$—
Assumption of mortgage liabilities on acquisition of subsidiary	$3,145,549	$—
Initial derivative liability on note payable	$110,000	$—
Initial beneficial conversion feature transferred to additional paid in capital	$104,793	$—
Assignment of receivable to acquire subsidiary	$504,442	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Table Of Contents	5

ETHEMA HEALTH CORPORATION

(formerly known as GreeneStone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

Ethema Health Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective April 4, 2017, the Company changed its name to Ethema Health Corporation and prior to that, on May 2012, the Company had changed its name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation. As of March 31, 2017, the Company owned 100% of the outstanding shares of GreeneStone Clinic Muskoka Inc., incorporated in 2010 under the laws of the Province of Ontario, Canada; Cranberry Cove Holdings Ltd., incorporated on January 9, 2004 under the laws of the Province of Ontario, Canada. and Seastone Delray Healthcare, LLC, incorporated on May 17, 2016 under the laws of Florida, USA; and Delray Andrews RE, LLC, incorporated on May 17, 2016 under the laws of Florida, USA.

During December 2016, the Company obtained a license to operate and provide addiction treatment healthcare services in Florida, USA. The company commenced operations under this license with effect from January 2017.

On February 14, 2017, the Company completed a series of transactions (referred to collectively as the “Restructuring Transactions”), including a Share Purchase Agreement (the “SPA”) whereby the Company acquired 100% of the stock of Cranberry Cove Holdings Ltd., which holds the real estate on which the Company’s Rehabilitation Clinic (“the Canadian Rehab Clinic”) operates, an asset purchase agreement (the “APA”) and lease (the “Lease”) whereby the Company sold all of the Canadian Rehab Clinic business assets and leased the real estate to the buyer, and a real estate purchase agreement and asset purchase agreement whereby the Company purchased the real estate and business assets of Seastone Delray (the “Florida Purchase”).

The Share Purchase Agreement

Under the SPA, the Company acquired 100% of the stock of Cranberry Cove Holdings Ltd. (“CCH”) from Leon Developments Ltd. (“Leon Developments”), a company wholly owned by Shawn E. Leon, who is the President, CEO, and CFO of the Company (“Mr. Leon”). CCH owns the real estate on which the Canadian Rehab Clinic is located. The total consideration paid by the Company was CDN$3,517,062, including the assumption of certain liabilities of CCH, which was funded by the assignment to Leon Developments of certain indebtedness owing to the Company in the amount of CDN$659,918, and the issuance of 60,000,000 shares of the Company’s common stock to Leon Developments, valued at US$0.0364 per share.

The Asset Purchase Agreement and Lease

Under the APA, the assets of the Canadian Rehab Clinic were sold by the Company, through its subsidiary, GreeneStone Clinic Muskoka Inc. (“Muskoka”), to Canadian Addiction Residential Treatment LP (the “Purchaser”), for a total consideration of CDN$10,000,000, plus an additional performance payment of up to CDN$3,000,000 as a performance payment to be received in 2019 if certain clinic performance metrics are met. The Purchaser completed the sale with cash proceeds to the Company of CDN$10,000,000, of which CDN$1,500,000 will remain in escrow for up to two years to cover indemnities given by the Company. The proceeds of the Muskoka clinic asset sale were used to pay down certain tax debts and operational costs of the Company and to fund the Florida Purchase, mentioned below.

Through the APA, substantially all of the assets of the Canadian Rehab Clinic were sold, leaving Ethema with only the underlying clinic real estate, which the Company, through its newly acquired subsidiary, CCH concurrently leased to the Purchaser. The Lease is a triple net lease and provides for a five (5) year primary term with three (3) five year renewal options, annual base rent for the first year at CDN$420,000 with annual increases, an option to tenant to purchase the leased premises and certain first refusal rights.

The Florida Purchase

Immediately after closing on the sale of the assets of the Canadian Rehab Clinic, the Company closed on the acquisition of the business and real estate assets of Seastone Delray pursuant to certain real estate and asset purchase agreements This business will be operated through its wholly owned subsidiary Seastone. The purchase price for the Seastone assets was US$6,070,000 financed with a purchase money mortgage of US$3,000,000, and US$3,070,000 in cash.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and Rule 8-03 of Regulation SX. Accordingly, these unaudited condensed consolidated financial statements do not include all the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

Table Of Contents	6

ETHEMA HEALTH CORPORATION

(formerly known as GreeneStone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business (continued)

All adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in these unaudited condensed consolidated financial statements. Operating results for the three month period presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2016 has been derived from audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2016.

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

The Company previously owned an operational subsidiary whose functional currency was the Canadian dollar, while the Company’s reporting currency is the U.S. dollar. The Company recently acquired a property owning subsidiary, CCH, whose functional currency is the Canadian dollar. All transactions initiated in Canadian dollars are translated into US dollars in accordance with ASC 830, “Foreign Currency Translation” as follows:

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

The relevant translation rates are as follows: For the three months ended March 31, 2017; a closing rate of CAD$1.0000 equals US$0.7513 and an average exchange rate of CAD$1.0000 equals US$0.7555.

c)	Cash and cash equivalents

The Company's policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition.

The Company has $75,131 (CAD$100,000) in restricted cash held by their bank to cover against the possibility of credit card charge backs, for services not performed. The Company is working on releasing these funds as it no longer operates the Canadian Rehab Clinic, which was sold on February 14, 2017.

Table Of Contents	7

ETHEMA HEALTH CORPORATION

(formerly known as GreeneStone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

d)	Revenue Recognition

The Company has two operating segments from which it derives revenues, i) rental income from leasing of a rehabilitation facility to third parties and ii) in-patient revenues for rehabilitation services provided to customers. Reveue is recognized as follows:

i.	Rental Income

·	in terms of the lease agreement entered into, on a monthly basis as long as the facility is utilized by the tenant

ii.	In-patient revenue

·	the customers have been treated and provided with services by the Company;

·	there is clear evidence that an arrangement exists;

·	the amount of revenue and related costs can be measured reliably;

·	it is probable that the economic benefits associated with the transaction will flow to the Company.

the customers have been treated and provided with services by the Company;the amount of revenue and related costs can be

In particular, the Company recognizes:

·	fees for inpatient addiction treatments proportionately over the term of the patient’s treatment.

e)	Recent accounting pronouncements

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

In January 2017, the FASB issued ASU 2017-04, an amendment to Topic 350, Intangibles – Goodwill and Other, an entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 3 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. An entity should apply the amendments in this Update on a prospective basis. The amendments in this Update are effective for Goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the effect ASU 2017-04 will have on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, an amendment to Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets The amendments in this Update are required for public business entities and other entities that have goodwill reported in their financial statements, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendments in this Update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. An entity should apply the amendments in this Update on a prospective basis. The amendments in this Update are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the effect ASU 2017-05 will have on our consolidated financial statements.

Table Of Contents	8

ETHEMA HEALTH CORPORATION

(formerly known as GreeneStone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

e)	Recent accounting pronouncements (continued)

In March 2017, the FASB issued ASU 2017-07, Compensation Retirement Benefits (Topic 715). This Update is being issued primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This Update also includes amendments to the Overview and Background Sections of the FASB Accounting Standards Codification. Under generally accepted accounting principles (GAAP), defined benefit pension cost and postretirement benefit cost (net benefit cost) comprise several components that reflect different aspects of an employer’s financial arrangements as well as the cost of benefits provided to employees. Those components are aggregated for reporting in the financial statements. The amendments in this Update apply to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715. 2. The amendments in this Update require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those 3 annual periods. For other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We are currently evaluating the effect ASU 2017-07 will have on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization of Purchased Callable Debt Securities. The amendments in this Update affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. The amendments in this Update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. We are currently evaluating the effect ASU 2017-08 will have on our consolidated financial statements.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Table Of Contents	9

ETHEMA HEALTH CORPORATION

(formerly known as GreeneStone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

f)	Financial instruments

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, March 31, 2017 and December 31, 2016.

i.	Credit risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Financial instruments that subject the Company to credit risk consist primarily of accounts receivable.

Credit risk associated with accounts receivable of Seastone of Delray is mitigated as only a percentage of the revenue billed to health insurance companies is recognized as income until such time as the actual funds are collected. The revenue is concentrated amongst several health insurance companies located in the US.

In the opinion of management, credit risk with respect to accounts receivable is assessed as low.

ii.	Liquidity risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $6,154,467 and accumulated deficit of $15,520,315. As disclosed in note 6, the Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to minimal interest rate risk on its bank indebtedness as there is a balance owing of $47,212 as of March 31, 2017. This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as its subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at March 31, 2017, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $19,500 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

Table Of Contents	10

ETHEMA HEALTH CORPORATION

(formerly known as GreeneStone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies

f)	Financial instruments (continued)
iii.	Market risk (continued)

c.	Other price risk

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

g)	Derivative instrument liability

The Company accounts for derivative instruments in accordance with ASC815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2017 the Company had a derivative liability amounting to $183,048.

h)	Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities.” Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.” The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying Common Stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying Common Stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

Table Of Contents	11

ETHEMA HEALTH CORPORATION

(formerly known as GreeneStone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Disposal of Business

On February 14, 2017, in terms of the details outlined in note 1 above, the Company disposed of the business and certain assets of its Canadian Rehab Clinic for gross proceeds of CDN$10,000,000., a total of CDN$1,500,000 of the gross proceeds is being held in escrow for up to two years, in addition there is an earnout payment of up to CDN$3,000,000 to be received in 2019, if certain clinic performance metrics are met, see note 8 below.

The proceeds realized from the sale of the Canadian Rehab Clinic were used to settle outstanding tax liabilities, refer note 11 below, and to acquire the business of Seastone of Delray, refer note 5 below.

The proceeds realized on disposal have been allocated as follows:

Amount

Proceeds on disposal	$7,644,000

Assets sold:
Accounts receivable	113,896
Plant and equipment	109,075
222,971
Liabilities assumed by purchaser
Deferred revenue	(73,799)

Net assets and liabilities sold	149,172

Net profit realized on disposal	$7,494,828

Table Of Contents	12

ETHEMA HEALTH CORPORATION

(formerly known as GreeneStone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisition of subsidiary

On February 14, 2017, the Company acquired 100% of the equity of CCH, from Leon Developments, a company wholly owned by our CEO. The total consideration paid by the Company was CDN$3,517,062, including the assumption of certain liabilities of CCH, which was funded by the assignment to Leon Developments of certain indebtedness owing to the Company in the amount of CDN$659,918 (US$504,442) on the disposal of a subsidiary, 1816191 Ontario, which principal amount had previously been fully provided for during 2015; and the issuance of 60,000,000 shares of the Company’s common stock at US$0.0364 per share for proceeds of $2,184,000.

The allocation of the purchase price is as follows:

Amount

Purchase price paid:
Common shares issued to Seller	$2,184,000
Receivable assumed by the Seller	504,442
2,688,442
Allocated as follows:

Assets acquired:
Property	6,497,400
Receivable from Ethema Health Corporation	299,743
6,797,143
Liabilities assumed:
Accounts payable and other accruals	158,093
Related party payable to Leon Developments	2,057,392
Mortgage liability owing to Ethema Health Corporation	267,540
Mortgage liability	3,145,549
5,628,575

Net assets acquired	1,168,568

Excess purchase consideration allocated to shareholders compensation	$1,519,874

5.	Acquisition of the business of Seastone of Delray

The Company, utilized a portion of the proceeds realized on the sale of the Canadian Rehab Clinic to acquire certain assets of Seastone of Delray.

The Company obtained its own license to run a rehabilitation Clinic in Florida in December 2016 and began operations, through its wholly owned subsidiary, Seastone of Delray, LLC, effective January 2017.

Table Of Contents	13

ETHEMA HEALTH CORPORATION

(formerly known as GreeneStone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Acquisition of the business of Seastone of Delray (continued)

The assets acquired were as follows:

Amount

Purchase price paid:
Cash paid to seller	$2,960,000
Deposits previously paid to seller	110,000
Mortgage liability funds	3,000,000
6,070,000
Assets acquired:
Property	4,410,000
Furniture and fixtures	80,000
Intangibles - to be classified	1,438,525
Receivables	141,475
$6,070,000

6.	Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As of March 31, 2017, the Company has a working capital deficiency of $6,154,467 and accumulated deficit of $15,520,315. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan, and, or generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

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

7.	Discontinued Operations

On February 14, 2017, the Company completed a series of transactions, including an APA whereby the Company sold certain of the Canadian Rehab Clinic assets. The assets disposed of business represented substantially all of the operating assets of the Canadian Rehab Clinic and has been disclosed as a discontinued operation for comparative purposes as of December 31, 2016 and for the three month period ended March 31, 2017 and 2016. Refer note 3 above.

Table Of Contents	14

ETHEMA HEALTH CORPORATION

(formerly known as GreeneStone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Discontinued Operations

The assets and liabilities of discontinued operations as of December 31, 2016, respectively is as follows:

December 31, 2016
Current assets
Accounts receivable, net	$123,358
Prepaid expenses and other current assets	11,253
Total current assets	134,611
Non-current assets
Plant and equipment, net	129,127
Deposits	—
Total assets	263,738

Current liabilities
Deferred revenues	80,519

Discontinued operation	$183,219

The statement of operations for the discontinued operations is as follows:

	Three months ended March 31, 2017	Three months ended March 31, 2016

Revenues	$232,152	$822,837

Operating expenses
Depreciation and amortization	4,196	15,333
General and administrative	86,080	181,519
Professional fees	648	48,765
Rent	44,518	6,144
Salaries and wages	233,636	388,517
Total operating expenses	369,078	640,278

Operating (loss) income	(136,926)	182,559

Other Income
Interest expense	(788)	(38,196)
Foreign exchange movements	196,706	33,155
Net income before taxation	58,992	177,518
Taxation	—	—
Net income from discontinued operations	$58,992	$177,518

The profit on sale of business of $7,494,828 is disclosed in note 3 above.

Table Of Contents	15

ETHEMA HEALTH CORPORATION

(formerly known as GreeneStone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Due from sale of subsidiary

A net amount of CDN$617,960 was due to the Company on the sale of the Endoscopy Clinic as of December 31, 2016. This amount was past due and had fully provided for as of December 31, 2016.

On February 14, 2017, the Company acquired CCH from Leon Developments and settled a portion of the purchase consideration by assigning the proceeds due to the Company on the sale of the Endoscopy Clinic to Leon Developments. The note together with accrued interest thereon of CDN$41,959 amounted to CDN$659,919 (US$504,442). The provision raised against the note was reversed and the unrecorded interest thereon was recognized during the current quarter.

On February 14, 2017, the Company sold its Canadian Rehab Clinic for gross proceeds of CDN$10,000,000, of which CDN$1,500,000 (US$1,126,950) has been retained in an escrow account for a period of up to two years in order to guarantee the warranties provided by the Company in terms of the APA. In addition, the Company may earn up to an additional CDN$3,000,000 as a performance payment based on the attainment of certain clinic performance metrics. The Company estimates that the earnout will approximate $663,000 and is accruing this additional amount over a period of twenty three and a half months. The accrual is recorded as other income, as of March 31, 2017, the company had accrued $42,329 as additional income.

9.	Property, plant and equipment

Plant and equipment consists of the following:

	March 31, 2017			December 31, 2016
	Cost	Amortization and Impairment	Net book value	Net book value

Property	$10,805,005	$(53,888)	$10,751,117	$—
Furniture and fixtures	80,000	(3,000)	77,000	—

	$10,885,005	(56,888)	$10,828,117	$—

Depreciation expense for the three months ended March 31, 2017 and 2016 was $57,065 and $0, respectively.

10.	Intangibles

In terms of the acquisition of Seastone of Delray, the Company paid an amount of $1,438,525 (Note 1 above) in excess of the fair market value of the assets acquired. This amount will be allocated to different classes of intangible assets when an independent valuation of the intangibles is performed.

11.	Taxes Payable

The Company settled the tax liabilities owing to the Canadian Revenue Authorities out of the proceeds of the disposal of the Canadian Rehab Clinic on February 14, 2017. The Company paid CDN$2,929,886 to settle outstanding payroll liabilities, CDN$441,598 to settle outstanding GST/HST liabilities and a further CDN$ 57,621 to settle other Canadian tax liabilities.

The Company has assets and operates businesses in Canada and is required to disclose these operations to the US taxation authorities, the requisite disclosure has not been made and management has reserved the maximum penalty due to the IRS in terms of non disclosure. This noncompliance with US disclosure requirements is currently being addressed. An amount of $250,000 has been accrued for any potential exposure the Company may have.

Table Of Contents	16

ETHEMA HEALTH CORPORATION

(formerly known as GreeneStone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	Unamortized Discount	March 31, 2017	December 31, 2016

Labrys Fund, LP	8.0%	August 2, 2017	$ 110,000	$ 1,374	$ (75,359)	$ 36,015	$ -
Series L Convertible notes	0.0%	June 30, 2017 to July 17, 2017	539,969	-	(170,486)	369,483	250,258
			$ 649,969	$ 1,374	$ (245,845)	$ 405,498	$ 250,258
Disclosed as follows:
Short-term portion						$ 405,498	$ 250,258
Long-term portion						-	-
						$ 405,498	$ 250,258

Labrys Fund, LP

On February 2, 2017, The Company entered into a Securities Purchase Agreement with LABRYS FUND LP, in terms of the agreement the Company borrowed $110,000 in terms of an unsecured convertible promissory note with a maturity date of August 2, 2017. The note bears interest at a rate of 8% per annum. The note is only convertible upon a repayment default, at the lower of 60% of the lowest traded price over the preceding 30 day trading period prior to the issuance of this note or 60% of the lowest traded price 30 days prior to the conversion date. The Company issued 1,200,000 common shares to the note holder as a commitment fee which returnable shares will be returned to the company if fully repaid prior to August 2, 2017.

Series L convertible notes

The Company entered into Series L Convertible Securities Purchase Agreements with 8 individuals on December 30, 2016. In terms of these agreements, the Company borrowed an aggregate principal amount of $468,969 in terms of a senior ranking convertible promissory note with a maturity date six months from the issue date and bearing interest at 0% per annum. The notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $0.03 per share, subject to certain recapitalization adjustments. On December 30, 2016 it was determined that the beneficial conversion feature related to the discounted note and warrant issuances amounting to $218,711 would be amortized over the life of the loans. The amortization charge of the debt discount for the three months ended March 31, 2017 was $109,355.

During January 2017, the Company borrowed a further aggregate principal amount of $71,000 in terms of three senior ranking convertible promissory notes with a maturity date six months from the issue date and bearing interest at 0% per annum. The notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $0.03 per share, subject to certain recapitalization adjustments. In January 2017 it was determined that the beneficial conversion feature related to the discounted note and warrant issuances amounting to $104,793 would be amortized over the life of the loans. The amortization charge of the debt discount for the three months ended March 31, 2017 was $43,664.

In terms of the Series L Convertible notes issued above, during January 2017, the Company granted three year warrants to the Series L Convertible noteholders, exercisable for 2,366,667 shares of common stock at an exercise price of $0.03, subject to certain recapitalization adjustments, per share, expiring between January 16 and January 17, 2020. (Refer note 16 (b) below).

Table Of Contents	17

ETHEMA HEALTH CORPORATION

(formerly known as GreeneStone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Derivative liability

The short-term convertible note issued to Labrys Fund LP, disclosed in note 12 above, have variable priced conversion rights with no fixed floor price and will reprice dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was initially valued at inception of the convertible note at $110,000, the maximum amount permissible, using a BlackScholes valuation model. The value of this derivative financial liability was reassessed at March 31, 2017 and $73,048 was charged to the statement of operations and comprehensive loss. The value of the derivative liability will be re assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred. The amortization charge of debt discount for the three months ended March 31, 2017 was $34,641.

The following assumptions were used in the Black-Scholes valuation model:

Three months ended March 31, 2017

Calculated stock price	$0.03 to $0.06
Risk free interest rate	0.64% to 0.91%
Expected life of convertible notes	3 to 6 months
expected volatility of underlying stock	134.9% to 180.5%
Expected dividend rate	0%

The movement in derivative liability is as follows:

Three months ended March 31, 2017

Derivative liability arising from convertible notes	$110,000
Fair value adjustment to derivative liability	73,048
$183,048

14.	Related Party Transactions

Greenstone Clinic Inc.

As of March 31, 2017 and December 31, 2016, the Company had a payable of $0 and $79,592, respectively. Greenstone Clinic Inc., is controlled by one of the Company’s directors. The balance payable is noninterest bearing, not secured and has no specific repayment terms.

1816191 Ontario

As of March 31, 2017 and December 31, 2016, the Company had a payable of $13,574 and $70,763, respectively, to 1816191 Ontario, the Endoscopy Clinic, which was sold at the end of the prior year. The receivable and payable is noninterest bearing, and has no specific repayment terms.

Shawn E. Leon

As of March 31, 2017 and December 31, 2016 the Company had a receivable of $24,480 and a payable of $8,492, respectively to Shawn E. Leon, a director and CEO of the Company. The balances receivable and payable are noninterest bearing and have no fixed repayment terms.

Mr. Leon was paid management fees of $100,000 during the three months ended March 31, 2017. In addition to this the Company recorded a once-off compensation expense in other expenses, relating to the excess of the fair value of the assets acquired in Cranberry Cove Holdings, Ltd. Mr. Leon is the owner of Leon Developments, the counterparty in the acquisition of the Cranberry Cove subsidiary referred to in note 1 and 4 above.

Table Of Contents	18

ETHEMA HEALTH CORPORATION

(formerly known as GreeneStone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Related Party Transactions (continued)

Leon Developments, Ltd.

The Company acquired CCH from Leon Developments, Ltd., on February 14, 2017, refer note 1 and 4 above. CCH owns the facility utilized by the Canadian Rehab Clinic which was sold to a third party on February 14, 2017. CCH owed CDN$2,692,512 to Leon Developments, this amount has remained unchanged since acquisition. The amount owing is valued at $2,022,173 as of March 31, 2017.

Cranberry Cove Holdings Ltd.

The Company acquired CCH on February 14, 2017. CCH owns the real estate previously utilized by the Canadian Rehab Clinic and now utilized by the purchaser of the business. As of December 31, 2016, the Company had a receivable of $84,867 from CCH.

Prior to the acquisition of CCH, the Company paid rental expense to CCH of CDN$58,925 and CDN$102,045 for the three months ended March 31, 2017 and 2016, respectively.

15.	Loans payable

On February 14, 2017, the Company acquired 100% of the equity of CCH, from Leon Developments. The subsidiary has certain mortgage indebtedness amounting to CDN$4,115,057 (US$3,145,549) at the date of acquisition, which was assumed by the Company.

On February 14, 2017, the Company acquired certain assets of Seastone of Delray, including fixed property. A portion of the purchase consideration was funded by a purchase money mortgage secured over the properties acquired, amounting to $3,000,000.

The loans payable is as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	March 31, 2017	December 31, 2016

Cranberry Cove Holdings
First Mortgage	8.0%	August 14, 2017	$ 2,753,611	$ 13,911	$ 2,767,522	$ -
Second Mortgage	12.0%	November 4, 2017	262,960	-	262,960	-
Seastone of Delray
Mortgage	5.0%	February 13, 2020	2,997,500	12,490	3,009,990	-
			$ 6,014,071	$ 26,401	$ 6,040,472	$ -
Disclosed as follows:
Short-term portion					$ 3,042,972	$ -
Long-term portion					2,997,500	-
					$ 6,040,472	$ -

The future aggregate principal outstanding will be repaid as follows:

Amount

2017	$3,016,571
2018	—
2019	—
2020	2,997,500
Total	$6,014,071

Table Of Contents	19

ETHEMA HEALTH CORPORATION

(formerly known as GreeneStone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Loans payable (continued)

Cranberry Cove Holdings

The first mortgage with an aggregate principal amount outstanding of CDN$3,500,000, including late charges, interest and penalties of CDN$165,057 for a gross aggregate amount outstanding of CDN$3,665,057, over the Cranberry Cove Holdings properties is secured by the property located at 3571 Muskoka Road, #169, Bala, described as PT LT 15 CON F Medora PT1 35R5958, PT 2 &3 35R11290, Muskoka Lakes. The mortgage bears interest at the rate of 8% per annum on the aggregate principal outstanding of $3,500,000 and matures on August 14, 2017, with monthly interest payments of $23,333.

During March 2017, the Company made a principal payment of CDN$100,000 on the first mortgage.

The second mortgage with an aggregate principal amount outstanding of CDN$350,000, over the Cranberry Cove Holdings properties is secured by the property located at 3571 Muskoka Road, #169, Bala, described as PT LT 15 CON F Medora PT1 35R5958, PT 2 &3 35R11290, Muskoka Lakes. The mortgage bears interest at the rate of 12% per annum on the aggregate principal outstanding of $350,000, and matures on November 4, 2018, with monthly interest payments of $3,500.

Seastone of Delray

The Company entered into a Mortgage and Security Agreement with Seastone Delray Healthcare, LLC on February 13, 2017for the aggregate principal sum of $3,000,000, bearing interest at the rate of 5% per annum, maturing on February 13, 2020, with monthly interest payments of $12,500. The proceeds of the mortgage of $3,000,000 was used to fund the acquisition of the Seastone Delray properties, described as follows:

Parcel 1, Moore’s Landing according to the Plat thereof, as recorded in Plat Book 42, page 72, Public Records of Palm Beach County, Florida

Unit numbers 1 to 10, inclusive of Seastone Condominium Apartments, a Condominium, according to The Declaration of Condominium recorded on O.RT. Book 3313, Page 122 and all exhibits thereof, Public Records of Palm Beach County, Florida.

16.	Stockholders’ equity (deficit)
a)	Common shares

On February 2, 2017, the Company issued 1,200,000 common shares to a convertible note holder in terms of a returnable commitment fee. The shares are returnable to the Company if the convertible note is repaid prior to maturity, failing which the commitment fee will be earned. These shares are not accounted for as issued until such time as the probability of the commitment fee is assessed as probable or certain, refer note 12 above.

On February 14, 2017, in terms of the acquisition of 100% of the capital stock of Cranberry Cove Holdings Ltd. (“CCH”) from Leon Developments, the Company funded a portion of the acquisition by the issuance of 60,000,000 shares of the Company’s common stock at a market value of US$0.0364 per share, totaling $2,184,000, refer note 1 and 4 above.

b)	Warrants

In terms of the short-term Series L Convertible notes entered into with 3 parties, as disclosed in note 12 above, the Company awarded three year warrants exercisable over 2,366,666 shares of common stock, at an exercise price of $0.03 per share.

Table Of Contents	20

ETHEMA HEALTH CORPORATION

(formerly known as GreeneStone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Stockholders’ equity (deficit)

b)	Warrants (continued)

The fair value of Warrants awarded during the three months ended March 31, 2017 were valued at $94,620 using the Black Scholes pricing model utilizing the following weighted average assumptions:

Three months ended March 31, 2017

Calculated stock price	$0.04
Risk free interest rate	1.48%
Expected life of warrants (years)	3 years
expected volatility of underlying stock	398%
Expected dividend rate	0%

The movement in warrants outstanding is summarized below:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2016	6,300,000	$0.0033 to $0.03	$ 0.14
Granted	19,337,409	0.03	0.0300
Forfeited/cancelled	(6,000,000)	0.15	0.1500
Exercised	-	-	-
Outstanding January 1, 2017	19,637,409	$0.0033 to $0.03	0.0030
Granted	2,366,666	0.03	0.0300
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2017	22,004,075	$0.0033 to $0.03	$0.0300

The following table summarizes information about warrants outstanding at March 31, 2017:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.0033	300,000	*		300,000
$0.03	21,704,075	2.94		21,704,075

	22,004,075	2.94	$ 0.03	22,004,075	$ 0.03

* In terms of an agreement entered into with an investor relations company, 300,000 warrants were to be issued as part of the Investor Relations Agreement. These warrants have not been issued as yet, therefore the warrant terms are uncertain.

All of the warrants outstanding as of March 31, 2017 are vested. The warrants outstanding as of March 31, 2017 have an intrinsic value of $8,001.

Table Of Contents	21

ETHEMA HEALTH CORPORATION

(formerly known as GreeneStone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Stockholders’ equity (deficit)

c)	Stock options

Our board of directors adopted the GreeneStone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 480,000 options as of March 31, 2017 under the Plan.

No options were issued, exercised or cancelled for the period under review.

The following table summarizes information about options outstanding as of March 31, 2017.

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.12	480,000	2.59		480,000

	480,000	2.59	$ 0.12	480,000	$ 0.12

As of March 31, 2017, there was no unrecognized compensation costs related to these options and the intrinsic value of the options is $0.

Table Of Contents	22

 ETHEMA HEALTH CORPORATION

(formerly known as GreeneStone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	Segment Information

Due to the recent acquisition of the Cranberry Cove subsidiary on February 14, 2017, the Company has two reportable operating segments;

i.	Rental income from the property owned by Cranberry Cove subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five year periods and with an option to acquire the property at a fixed price.

ii.	Rehabilitation Services provided to customers, during the three months ended March 31, 2016, these services were provided to customers at our Canadian Rehab Clinic and for the three months ended March 31, 2017, these services are now provided through our Seastone of Delray business acquired on February 14, 2017. The Rehabilitation services for the three months ended March 31, 2016 are reported under discontinued operations and have not been reported as part of the Segment Information.

The segment operating results of the reportable segments are disclosed as follows:

	Rental Operations	In-Patient services	Total

Revenue	$42,037	$280,473	$322,510
Operating expenditure	29,548	920,099	949,647

Operating income (loss)	12,489	(639,626)	(627,137)

Other income (expense)
Other income	—	504,348	504,348
Other expense	(1,519,874)		(1,519,874)
Interest income	—	32,074	32,074
Interest expense	(36,653)	(26,364)	(63,017)
Amortization of debt discount	—	(187,659)	(187,659)
Loss on change in fair value of derivative liability	—	(73,048)	(73,048)
Foreign exchange movements	—	(157,908)	(157,908)
Net loss before taxation from continuing operations	(1,544,038)	(548,183)	(2,092,221)
Taxation	—	—	—
Net loss from continuing operations	$(1,544,038)	$(548,183)	$(2,092,221)

23

 ETHEMA HEALTH CORPORATION

(formerly known as GreeneStone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The operating assets and liabilities of the reportable segments are as follows:

	Rental Operations	In-Patient services	Total

Purchase of fixed assets	—	8,878	8,878
Assets
Current assets	7,769	403,341	411,110
Non-current assets	2,887,063	10,647,294	13,534,357
Liabilities
Current liabilities	(5,175,717)	(1,389,860)	(6,565,577)
Non-current liabilities	—	(2,997,500)	(2,997,500)
Intercompany balances	(88,544)	88,544	—
Net (liability) asset position	(2,369,429)	6,751,819	4,382,390

24

18.	Net income (loss) per common share

For the three months ended March 31, 2017 the computation of basic and diluted earnings per share is as follows:

	Amount	Number of shares	Per share amount

Basic earnings per share
Net loss per share from continuing operations	$(2,092,221)	78,738,855	$(0.03)
Net income per share from discontinued operations	7,553,820	78,738,855	$0.10

Basic income per share	5,461,599	78,738,855	0.07

Effect of dilutive securities

Warrants	—	266,700
Options	—	—

Diluted earnings per share
Net loss per share from continuing operations	(2,092,221)	79,005,555	(0.03)
Net income per share from discontinued operations	7,553,820	79,005,555	0.10

	$5,461,599	79,005,555	$0.07

For the three months ended March 31, 2016 the computation of basic and diluted earnings per share is as follows:

	Amount	Number of shares	Per share amount

Basic earnings per share
Net loss per share from continuing operations	$(33,988)	47,738,855	$(0.00)
Net income per share from discontinued operations	177,518	47,738,855	$0.00

Basic income per share	143,530	47,738,855	0.00

Effect of dilutive securities

Warrants	—	266,700
Options	—	—

Diluted earnings per share
Net loss per share from continuing operations	(33,988)	48,005,555	(0.00)
Net income per share from discontinued operations	177,518	48,005,555	0.00

	$143,530	48,005,555	$0.00

Table Of Contents	25

 ETHEMA HEALTH CORPORATION

(formerly known as GreeneStone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	Commitments and contingencies

a.	Contingency related to outstanding penalties

The Company has provided for potential US penalties of $250,000 due to noncompliance with the filing of certain required returns. The actual liability may be higher due to interest and penalties assessed by these taxing authorities.

b.	Other

From time to time, the Company and its subsidiaries enter into legal disputes in the ordinary course of business. The Company believes there are no material legal or administrative matters pending that are likely to have, individually or in the aggregate, a material adverse effect on its business or results of operations.

20.	Income taxes

The Company is not current in its tax filings as of March 31, 2017.

21.	Subsequent events

On April 20, 2017, the Company received an advance of CDN$400,000 from a related party. The advance is short term in nature, is non-interest bearing and has no fixed terms of repayment. The funds are designated for general working capital purposes.

Other than disclosed above, the Company has evaluated subsequent events through the date of the unaudited condensed consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

Table Of Contents	26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking Statements

This quarterly report on Form 10Q and other reports filed by Ethema Health Corporation (“we,” “us,” “our,” or the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Plan of Operation

During the next twelve months, the Company plans to continue and expand its operations as a provider of addiction and aftercare treatment services through marketing efforts undertaken to expand its patient base in Florida. The Company plans to focus on the growth of its addiction and aftercare treatment units by seeking out potential acquisitions.

Results of Operations

For the three months ended March 31, 2017 and the three months ended March 31, 2016.

Revenue

Revenues amounted to $322,510 and $0 for the three months ended March 31, 2017 and 2016, respectively, an increase of

$322,510. The Company disposed of its Canadian Rehab Clinic on February 14, 2017 and simultaneously acquired the operations of Seastone of Delray. Revenue includes rental income of $42,037 earned by our recently acquired Cranberry Cove subsidiary. The revenues earned for patient treatments from the Canadian Rehab Clinic have been reclassified to discontinued operations. There is no meaningful comparative data to compare our revenues.

Operating Expenses

Operating expenses amounted to $949,647 and $34,728 for the three months ended March 31, 2017 and 2016, respectively, an increase of $914,919. The operations of the Canadian Rehab Clinic have been reclassified to discontinued operations as the business unit was sold effective February 14, 2017.

Table Of Contents	27

The operating expenses incurred during the prior three month period are minimal and consist of general corporate overhead expenses. The operating expenses in the current three month period include the following:

·	General and administrative expenses of $200,798, primarily operating costs incurred by our recently acquired Seastone of Delray business and depreciation related to the purchase of the Cranberry Cove Holding subsidiary, which consists primarily of Real Estate and the Real Estate acquired with the Seastone of Delray operation.
·	Professional fees of $539,604 includes $206,803 of legal fees and other professional fees of $332,802, primarily incurred during the restructuring process, that resulted in the disposal of our Canadian Rehab Clinic and the acquisition of Seastone of Delray during February 2017.
·	Salary expenses of $209,245, primarily due to salaries paid to employees at our recently acquired Seastone of Delray operations.

Operating loss

Operating loss amounted to $627,137 and $34,728 for the three months ended March 31, 2017 and 2016, respectively, an increase of $592,409, primarily due to the operations incurred on our recently acquired Seastone of Delray business. Included in the operating loss are professional fees of $539,604 which we do not expect to be recurring.

Other income

Other income of $504,348 in the current period consists of i) the reversal of a provision raised against a receivable on the disposal of our Endoscopy Clinic in prior years amounting to $472,368, the receivable was assigned to Leon Developments as part of the purchase consideration paid on the acquisition of the Cranberry Cove subsidiary and ii) an accrual of $31,980 relating to expected proceeds on the earnout provision on the disposal of the Canadian Rehab Clinic.

Other expense

Other expense of $1,519,874 consists of the excess of the purchase price paid over the fair market value of the assets of Cranberry Cove Holdings Ltd. This expenditure is classified as once-off compensation expense to our CEO who owns 100% of Leon Developments, the counterparty to the purchase of the Cranberry Cove Subsidiary.

Interest income

Interest income of $32,074 consists primarily of interest earned on the receivable from the sale of our Endoscopy Clinic in prior years. The interest due on this receivable was reversed in prior periods due to uncertainty as to the collectability of this amount. The Receivable was assigned to Leon Developments as part of the purchase consideration for Cranberry Cove Holdings Ltd.

Interest expense

Interest expense of $63,017 consists primarily of interest due on the mortgage loans assumed by the Company when it acquired Cranberry Cove Holdings, Ltd and on the purchase money mortgage loan entered into to acquire the properties associated with Seastone of Delray.

Debt Discount

The debt discount of $187,659 represents the amortization of the value of the warrants issued in terms of the convertible loan agreements entered into during December 2016 and January 2017 and the amortization of the fair value of the beneficial conversion feature of the convertible note issued to a note holder during February 2017, the fair value of the warrants and the beneficial conversion feature are amortized over a six month period, the term of the underlying convertible securities.

Derivative liability movement

The derivative liability movement of $73,048 represents the mark to market of the derivative liability arising on the beneficial conversion feature of the variable priced note issued to a note holder in February 2017.

Table Of Contents	28

Foreign exchange movements

Foreign exchange movements of $(157,908) and $733 for the three months ended March 31, 2017 and 2016, respectively, represents the realized exchange losses and gains, respectively, on monetary assets and liabilities settled during each period as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net income from discontinued operations

The net income from discontinued operations of $7,553,820 and $177,518 consists of the following:

·	Revenues of $232,152 and $822,837 for the periods ended March 31, 2017 and 2016, respectively. The revenues for the 2017 period represent revenues for a one-and-a-half-month period prior to the disposal of the operations on February 14, 2017. Revenues were lower than anticipated as management was focused on closing the transaction mentioned in note 1 to the unaudited condensed consolidated financial statements.
·	Operating expenses of $369,078 and $640,278 for the periods ended March 31, 2017 and 2016, respectively. These operating expenses were in line with expectations.
·	Profit on sale of the business of the Canadian Rehab Clinic of $7,494,828 represents the excess of the proceeds received over the assets disposed of as reflected in note 1 and 3 to the unaudited condensed consolidated financial statements.
·	Foreign exchange movements of $196,706 and $33,155 for the periods ended March 31, 2017 and 2016, which represents the realized exchange losses and gains, respectively, on monetary assets and liabilities settled during each period as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net Income

Net Income amounted to $5,461,599 and $143,530 for the three months ended March 31, 2017 and 2016, respectively, an increase of $5,318,069, primarily due to the profit realized on the disposal of the Canadian Rehab Clinic, offset by the other expense of $1,519,874 and the increased expenditure incurred on professional fees in concluding the transaction as contemplated in note 1 to the unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

The following table summarizes working capital as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016	Increase (decrease)

Current Assets	$411,110	$275,575	$135,535
Current Liabilities	(6,565,577)	(3,637,111)	(2,928,466)
Working capital Deficit	$(6,154,467)	$(3,361,536)	$(2,792,931)

The Company realized proceeds of CDN$8,500,000 (US$6,479,400) from the disposal of its Canadian Rehab Clinic in February 2017. These proceeds were used to settle outstanding tax liabilities of CDN$3,429,105 (US$2,621,208) and to purchase the property and assets associated with the Seastone of Delray operations on February 14, 2017 amounting to US$2,960,000, the remaining funds were used for working capital purposes and to fund the restructuring transactions.

The Company borrowed an additional $181,000 in terms of convertible short-term notes during January and February 2017 to fund the working capital requirements of the business. We estimate that the Company will require an additional $1,000,000 for working capital purposes and will have to renegotiate the mortgage loans payable, in the short term. The company will have to raise equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as high and remains unchanged from the prior year.

Table Of Contents	29

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

The Company issued 1,200,000 returnable shares to a note holder as a commitment fee should the note not be repaid prior to maturity. These shares are not recorded as issued until such time as the commitment fee is probable or likely to occur.

On February 14, 2017, the Company issued 60,000,000 shares to Leon Developments as purchase consideration for the acquisition of its wholly owned subsidiary Cranberry Cove Holdings Ltd.

Item 3. Defaults upon senior securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Not applicable.

Table Of Contents	30

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002 *

101.INS XBRL Instance *

101.SCH XBRL Taxonomy Extension Schema *

101.CAL XBRL Taxonomy Extension Calculation *

101.DEF Taxonomy Extension Definition *

101.LAB Taxonomy Extension Labels *

101.PRE Taxonomy Extension Presentation *

* filed herewith

Table Of Contents	31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHEMA HEALTH CORPORATION

Date: May 22, 2017

By:/s/ Shawn E. Leon Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	May 22,2017
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director
/s/ John O’Bireck	Director	May 22, 2017
John O’Bireck
/s/ Gerald T. Miller	Director	May 22, 2017
Gerald T. Miller

Table Of Contents	32