Form 10-Q
period 2017-06-30
GREENESTONE HEALTHCARE CORP
filed 2017-08-21
CIK 792935

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended:

June 30, 2017

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _______________

Commission File Number: 000-15078

ETHEMA HEALTH CORPORATION

(Exact name of registrant as specified in its charter)

Colorado 84-1227328

(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

810 Andrews Avenue, Delray Beach, Florida 33483

(Address of principal executive offices and zip code)

(416) 222-5501

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 21, 2017, there were 108,838,855 shares outstanding of the registrant’s common stock.

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

SIX MONTHS ENDED JUNE 30, 2017

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

PART I

Item 1. Financial Statements.

INDEX

(Expressed in US Dollars unless otherwise indicated)

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

CONDENSED CONSOLDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS

Current assets
Cash	$30,683	$4,779
Accounts receivable	468,826	—
Prepaid expenses	9,486	2,710
Discontinued operations	—	183,219
Related party Receivables	89,002	84,867
Total current assets	597,997	275,575
Non-current assets
Investment	—	110,000
Due on sale of subsidiary	1,253,747	—
Property, plant and equipment	12,019,227	—
Intangibles	1,438,525	—
Cash - Restricted	23,118	74,480
Total non-current assets	14,734,617	184,480
Total assets	$15,332,614	$460,055

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Bank overdraft	$19,511	$56,116
Accounts payable and accrued liabilities	420,743	374,317
Taxes payable	397,029	2,798,824
Convertible loans	516,201	250,258
Loans payable	3,234,684	—
Derivative liability	128,968	—
Related party payables	2,229,786	157,596
Total current liabilities	6,946,922	3,637,111
Non-current liabilities
Loans payable	2,989,937	—
Total liabilities	9,936,859	3,637,111

Stockholders' equity (deficit)
Preferred stock - Series A; $0.01 par value, 3,000,000 authorized, 0 outstanding as of June 30, 2017 and December 31, 2016	—	—
Preferred Stock - Series B; $0.01 par value, 10,000,000 authorized, 0 outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock; $0.01 par value, 500,000,000 shares authorized; 108,838,855 and 48,738,855 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,088,389	487,389
Additional paid-in capital	18,201,699	16,509,906
Accumulated other comprehensive income	770,871	807,563
Accumulated deficit	(14,665,204)	(20,981,914)
Total stockholders' equity (deficit)	5,395,755	(3,177,056)
Total liabilities and stockholders' equity (deficit)	$15,332,614	$460,055

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION
(formerly Greenstone Healthcare Corporation)
UNAUDITED CONDENSED CONSOLDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2017	Three Months ended June 30, 2016	Six months ended June 30, 2017	Six Months ended June 30, 2016

Revenues	$402,220	$—	$724,730	$—

Operating expenses
General and administrative	57,905	102,970	408,442	110,197
Professional fees	66,403	53,545	399,204	75,045
Salaries and wages	173,451	15,000	382,695	21,000
Depreciation and amortization	125,340	—	182,406	—
Total operating expenses	423,099	171,515	1,372,747	206,242

Operating loss	(20,879)	(171,515)	(648,017)	(206,242)

Other income (expense)
Other income	63,960	12,508	568,309	12,508
Other expense	1,127,335	—	(392,539)	—
Interest income	—	—	32,074	—
Interest expense	(93,603)	(7,110)	(156,620)	(7,103)
Debt discount	(241,666)	(33,262)	(429,325)	(33,262)
Derivative liability movement	167,580	—	94,532	—
Foreign exchange movements	(6,438)	2,039	(164,347)	2,734
Net income (loss) before taxation from continuing operations	996,289	(197,340)	(1,095,933)	(231,365)
Taxation	—	—	—	—
Net income (loss) from continuing operations	996,289	(197,340)	(1,095,933)	(231,365)
Gain on disposal of business	—	—	7,494,828	—
Net income (loss)	855,112	68,920	6,316,710	212,414
Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	154,255	7,789	(36,692)	(215,276)

Total comprehensive income (loss)	$1,009,367	$76,709	$6,280,018	$(2,862)

Basic income (loss) per common share from continuing operations	$0.01	$—	$(0.01)	$—
Basic income per share from discontinued operations	$—	$—	$0.08	$—
Basic income per common share	$0.01	$—	$0.07	$—
Diluted income (loss) per common share from continuing operations	$0.01	$—	$(0.01)	$—
Diluted income per share from discontinued operations	$—	$—	$0.07	$—
Diluted income per common share	$0.01	$—	$0.06	$—
Weighted average common shares outstanding - Basic	108,772,921	47,991,602	93,838,855	47,865,229
Weighted average common shares outstanding - Diluted	119,908,308	49,192,552	104,974,243	49,066,179

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION
(formerly Greenstone Healthcare Corporation)
UNAUDITED CONDENSED CONSOLDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

			Additional
	Common		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance at January 1, 2017	48,738,855	$487,389	$16,509,906	$807,563	$(20,981,914)	$(3,177,056)

Shares issued to acquire subsidiary	60,000,000	600,000	1,584,000	—	—	2,184,000
Shares issued for services	100,000	1,000	3,000	—	—	4,000
Fair value of warrants issued	—	—	104,793	—	—	104,793
Foreign currency translation	—	—	—	(36,692)	—	(36,692)
Net income	—	—	—	—	6,316,710	6,316,710
Balance as of June 30, 2017	108,838,855	$1,088,389	$18,201,699	$770,871	$(14,665,204)	$5,395,755

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION
(formerly Greenstone Healthcare Corporation)

UNAUDITED CONDENSED CONSOLDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2017	Six months ended June 30, 2016
Operating activities
Net income	$6,316,710	$212,414
Net income from discontinued operations	$(7,412,643)	$(443,779)
Net loss from continuing operations	$(1,095,933)	$(231,365)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	182,406	—
Non cash compensation expense on acquisition of subsidiary	373,274	—
Loss on mortgage sold	19,265
Non cash compensation for services	4,000	50,000
Other foreign exchange movements	(27,476)	7,238
Amortization of debt discount	429,325	33,262
Derivative liability movements	(94,532)	—
Provision against receivable on sale of subsidiary	(446,476)	—
Changes in operating assets and liabilities
Accounts receivable	(327,351)	—
Prepaid expenses	(6,776)	(90,015)
Accounts payable and accrued liabilities	(150,095)	(292,787)
Taxes payable	(2,401,665)	231,588
Net cash used in operating activities - continuing operations	(3,542,034)	(292,079)
Net cash provided by operating activities - discontinued operations	101,033	423,018
	(3,441,001)	130,939
Investing activities
Investments in Seastone	(2,960,000)	—
Proceeds from restricted cash	51,362	—
Investment in deposits	—	(207,158)
Purchase of fixed assets	(8,878)	—
Net cash used in investing activities - continuing operations	(2,917,516)	(207,158)
Net cash provided by (used in) investing activities - discontinued operations	6,241,082	(1,053)
	3,323,566	(208,211)

Financing activities
(Decrease) Increase in bank overdraft	(36,605)	15,834
Repayment of loan payable	—	(3,443)
Proceeds from short-term notes	—	283,386
Repayment of short-term note	—	(107,639)
Proceeds from mortgage sold	111,554	—
Repayment of mortgage	(85,613)	—
Proceeds from convertible notes	294,500	—
Repayment of convertible notes	(130,000)	—
Proceeds from related party notes	26,195	153,273
Net cash provided by financing activities	180,031	341,411

Effect of exchange rate on cash	(36,692)	(215,276)

Net change in cash	25,904	48,863
Beginning cash balance	4,779	174
Ending cash balance	$30,683	$49,037

Supplemental cash flow information
Cash paid for interest	$153,817	$7,548
Cash paid for income taxes	$—	$—

Non cash investing and financing activities
Common shares issued to acquire subsidiary	$2,184,000	$—
Assumption of mortgage liabilities on acquisition of subsidiary	$3,145,549	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

1.	Nature of Business

Ethema Health Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective April 4, 2017, the Company changed its name to Ethema Health Corporation and prior to that, on May 2012, the Company had changed its name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation. As of June 30, 2017, the Company owned 100% of the outstanding shares of GreeneStone Clinic Muskoka Inc., incorporated in 2010 under the laws of the Province of Ontario, Canada; Cranberry Cove Holdings Ltd., incorporated on January 9, 2004 under the laws of the Province of Ontario, Canada. and Seastone Delray Healthcare, LLC, incorporated on May 17, 2016 under the laws of Florida, USA; and Delray Andrews RE, LLC, incorporated on May 17, 2016 under the laws of Florida, USA.

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

The Florida Purchase

Immediately after closing on the sale of the assets of the Canadian Rehab Clinic, the Company closed on the acquisition of the business and real estate assets of Seastone Delray pursuant to certain real estate and asset purchase agreements This business is operated through its wholly owned subsidiary Seastone. The purchase price for the Seastone assets was US$6,070,000 financed with a purchase money mortgage of US$3,000,000, and US$3,070,000 in cash.

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

1.	Nature of Business (continued)

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

The Company previously owned an operational subsidiary whose functional currency was the Canadian dollar, while the Company’s reporting currency is the U.S. dollar. The Company recently acquired a property-owning subsidiary, CCH, whose functional currency is the Canadian dollar. All transactions initiated in Canadian dollars are translated into US dollars in accordance with ASC 830, “Foreign Currency Translation” as follows:

●	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.

●	Equity at historical rates.

●	Revenue and expense items at the average rate of exchange prevailing during the period.

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

The relevant translation rates are as follows: For the six months ended June 30, 2017; a closing rate of CAD$1.0000 equals US$0.7706 and an average exchange rate of CAD$1.0000 equals US$0.7437.

c)	Cash and cash equivalents

The Company's policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition.

The Company has $23,118 (CAD$30,000) in restricted cash held by their bank to cover against the possibility of credit card charge backs, for services not performed. The Company is working on releasing these funds as it no longer operates the Canadian Rehab Clinic, which was sold on February 14, 2017.

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

d)	Revenue Recognition

The Company has two operating segments from which it derives revenues, i) rental income from leasing of a rehabilitation facility to third parties and ii) in-patient revenues for rehabilitation services provided to customers. Revenue is recognized as follows:

i.	Rental Income

In terms of the lease agreement entered into, on a monthly basis as long as the facility is utilized by the tenant

ii.	In-patient revenue

The customers have been treated and provided with services by the Company; there is clear evidence that an arrangement exists; the amount of revenue and related costs can be measured reliably; and it is probable that the economic benefits associated with the transaction will flow to the Company.

In particular, the Company recognizes fees for inpatient addiction treatments proportionately over the term of the patient’s treatment.

Deferred revenue represents monies deposited by the patients for future services to be provided by the Company. Such monies will be recognized into revenue as the patient progresses through their treatment term.

e)	Recent accounting pronouncements

In May 2017, the FASB issued Accounting Standards Update No. ("ASU'') 2017-09, Compensation – Stock Compensation, an amendment to Topic 718. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.2. An entity should account for the effects of a modification unless all the following are met:

1.	The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification.

2.	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.

3.	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this Update. The amendments in this Update are effective for all entities for annual periods beginning after December 15,2017. Early adoption is permitted and should be applied prospectively to an award modified on or after the adoption date. The amendments proposed in this ASU are not expected to have a material impact on our consolidated financial statements.

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

e)	Recent accounting pronouncements (continued)

In May 2017, the FASB issued ASU 2017-10, service concession Arrangements, an amendment to Topic 853. Topic 853 provides guidance for operating entities when they enter into a service concession arrangement with a public-sector grantor who both:

a)	Controls or has the ability to modify or approve the services that the operating entity must provide with the infrastructure, to whom it must provide them, and at what price

b)	Controls, through ownership, beneficial entitlement, or otherwise, any residual interest in the infrastructure at the end of the term of the arrangement.

In a service concession arrangement within the scope of Topic 853, the operating entity should not account for the infrastructure as a lease or as property, plant, and equipment. An operating entity should refer to other Topics to account for various aspects of a service concession arrangement. For example, an operating entity should account for revenue relating to construction, upgrade, or operation services in accordance with Topic 605, Revenue Recognition, or Topic 606, Revenue from Contracts with Customers.

The amendments in this Update apply to the accounting by operating entities for service concession arrangements within the scope of Topic 853. These updates are effective when the Company adopts the updates to Topic 606. The amendments proposed in this ASU are not expected to have an impact on our consolidated financial statements.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

f)	Financial instruments

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, June 30, 2017 and December 31, 2016.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $6,348,925 and accumulated deficit of $14,665,204. As disclosed in note 6, the Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

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

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to minimal interest rate risk on its bank indebtedness as there is a balance owing of $19,511 as of June 30, 2017. This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as its subsidiaries operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at June 30, 2017, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $5,900 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

The Company accounts for derivative instruments in accordance with ASC815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2017, the Company had a derivative liability amounting to $128,968.

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

h)	Convertible Instruments

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

On February 14, 2017, in terms of the details outlined in note 1 above, the Company disposed of the business and certain assets of its Canadian Rehab Clinic for gross proceeds of CDN$10,000,000, a total of CDN$1,500,000 of the gross proceeds is being held in escrow for up to two years, in addition there is an earnout payment of up to CDN$3,000,000 to be received in 2019, if certain clinic performance metrics are met, see note 8 below.

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

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

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

During the current quarter, on June 1, 2017, the Company had the property owned by CCH appraised by an independent valuer, the appraisal obtained was for CDN$10,000,000, which resulted an increase in the value of the assets acquired by $1,146,600 and a corresponding reduction in the excess purchased consideration allocated to the shareholder.

The allocation of the purchase price is as follows:

Amount

Purchase price paid:
Common shares issued to Seller	$2,184,000
Receivable assumed by the Seller	504,442
2,688,442
Allocated as follows:

Assets acquired:
Property	7,644,000
Receivable from Ethema Health Corporation	299,743
7,943,743
Liabilities assumed:
Accounts payable and other accruals	158,094
Related party payable to Leon Developments	2,057,392
Mortgage liability owing to Ethema Health Corporation	267,540
Mortgage liability	3,145,549
5,628,575

Net assets acquired	2,315,168

Excess purchase consideration allocated to shareholders compensation	$373,274

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

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

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

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As of June 30, 2017, the Company has a working capital deficiency of $6,348,925 and accumulated deficit of $14,665,204. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan, and, or generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

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

On February 14, 2017, the Company completed a series of transactions, including an APA whereby the Company sold certain of the Canadian Rehab Clinic assets. The assets disposed of business represented substantially all of the operating assets of the Canadian Rehab Clinic and has been disclosed as a discontinued operation for comparative purposes as of December 31, 2016 and for the three and six month period ended June 30, 2017 and 2016. Refer note 3 above.

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

7.	Discontinued Operations (continued)

The assets and liabilities of discontinued operations as of December 31, 2016 is as follows:

December 31,
2016
Current assets
Accounts receivable, net	$123,358
Prepaid expenses and other current assets	11,253
Total current assets	134,611
Non-current assets
Plant and equipment, net	129,127
Deposits	—
Total assets	263,738

Current liabilities
Deferred revenues	80,519

Discontinued operation	183,219

 The statement of operations for discontinued operations is as follows:

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2017	2016	2017	2016

Revenues	$(112)	$1,024,384	$232,040	$1,847,222

Operating expenses
Depreciation and amortization	—	15,412	4,196	30,746
General and administrative	31,330	187,589	118,706	343,480
Professional fees	33,466	—	32,818	6,144
Rent	2,975	105,721	47,493	180,112
Salaries and wages	(31,913)	423,464	201,723	811,981
Total operating expenses	35,858	732,186	404,936	1,372,463

Operating (loss) income	(35,970)	292,198	(172,896)	474,759

Other Income
Profit on sale of business	—	—	7,494,828	—
Other income	—	21,042	—	21,042
Interest expense	(204)	(38,547)	(993)	(76,743)
Foreign exchange movements	(105,003)	(8,433)	91,704	24,721
Net income before taxation	(141,177)	266,260	7,412,643	443,779
Taxation	—	—	—	—
Net income from discontinued operations	$(141,177)	$266,260	$7,412,643	$443,779

8.	Due from sale of subsidiary

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

ETHEMA HEALTH CORPORATION
(formerly Greenstone Healthcare Corporation)
NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

8.	Due from sale of subsidiary (continued)

On February 14, 2017, the Company sold its Canadian Rehab Clinic for gross proceeds of CDN$10,000,000, of which CDN$1,500,000 (US$1,155,900) has been retained in an escrow account for a period of up to two years in order to guarantee the warranties provided by the Company in terms of the APA. In addition, the Company may earn up to an additional CDN$3,000,000 as a performance payment based on the attainment of certain clinic performance metrics. The Company estimates that the earnout will approximate $663,000 and is accruing this additional amount over a period of twenty three and a half months. The accrual is recorded as other income, as of June 30, 2017, the company had accrued $97,847 (at closing exchange rates) as additional income.

9.	Property, plant and equipment

Property, plant and equipment consists of the following:

	June 30, 2017			December 31, 2016
	Cost	Amortization and Impairment	Net book value	Net book value

Property	$12,124,997	$(176,770)	$11,948,227	$—
Furniture and fixtures	80,000	(9,000)	71,000	—

	$12,204,997	(185,770)	$12,019,227	$—

Depreciation expense for the three months ended June 30, 2017 and 2016 was $125,340 and $0, respectively, and for the six months ended June 30, 2017 and 2016 was $182,406 and $0, respectively.

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

The remaining taxes payable consist of:

●	A payroll tax liability of $147,027 (CDN$190,800) in Greenestone Muskoka which has not been settled as yet.
●	The Company has assets and operates businesses in Canada and is required to disclose these operations to the US taxation authorities, the requisite disclosure has not been made. Management has reserved the maximum penalty due to the IRS in terms of non-disclosure. This noncompliance with US disclosure requirements is currently being addressed. An amount of $250,000 has been accrued for any potential exposure the Company may have.

ETHEMA HEALTH CORPORATION
(formerly Greenstone Healthcare Corporation)
NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

12.	Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	Unamortized Discount	June 30, 2017	December 31, 2016

Labrys Fund, LP	8.0%	August 2, 2017	$—	$—	$—	$—	$—

Power Up Lending Group LTD.	12.0%	March 20, 2018	$113,500	$410	$(108,943)	$4,967	$—

Series L Convertible notes	0.0%	June 30, 2017 to July 17, 2017	519,969	—	(8,735)	511,234	250,258
			$633,469	$410	$(117,678)	$516,201	$250,258
Disclosed as follows:
Short-term portion						$516,201	$250,258
Long-term portion						—	—
						$516,201	$250,258

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

On May 26, 2017, the Company repaid the note for gross proceeds of $112,744, including interest thereon of $2,744. The 1,200,000 commitment fee shares were returned to the Company.

Power Up Lending Group LTD

On June 19, 2017, the Company, entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $113,500. The Note has a maturity date of March 20, 2018 and bears interest at the at the rate of eight percent per annum from the date on which the Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the average lowest closing bid prices of the Company’s common stock for the ten trading days prior to conversion. The balance of the Note plus accrued interest at June 30, 2017 was $4,967, net of unamortized discount of $108,943.

Series L convertible notes

The Company entered into Series L Convertible Securities Purchase Agreements with 8 individuals on December 30, 2016. In terms of these agreements, the Company borrowed an aggregate principal amount of $468,969 in terms of a senior ranking convertible promissory note with a maturity date six months from the issue date and bearing interest at 0% per annum. The notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $0.03 per share, subject to certain recapitalization adjustments. On December 30, 2016, it was determined that the beneficial conversion feature related to the discounted note and warrant issuances amounting to $218,711 would be amortized over the life of the loans.

During January 2017, the Company borrowed a further aggregate principal amount of $71,000 in terms of three senior ranking convertible promissory notes with a maturity date six months from the issue date and bearing interest at 0% per annum. The notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $0.03 per share, subject to certain recapitalization adjustments. In January 2017, it was determined that the beneficial conversion feature related to the discounted note and warrant issuances amounting to $104,793 would be amortized over the life of the loans.

ETHEMA HEALTH CORPORATION
(formerly Greenstone Healthcare Corporation)
NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

12.	Short-term Convertible Notes (continued)

On May 4, 2017, the Company repaid $20,000 of the principal outstanding to one investor.

The amortization charge of the debt discount for the three months and six months ended June 30, 2017 was $161,750 and $314,769, respectively.

In terms of the Series L Convertible notes issued above, during January 2017, the Company granted three year warrants to the Series L Convertible noteholders, exercisable for 2,366,667 shares of common stock at an exercise price of $0.03, subject to certain recapitalization adjustments, per share, expiring between January 16 and January 17, 2020. (Refer note 16 (b) below).

13.	Derivative liability

The short-term convertible notes issued to Labrys Fund LP and Power Up Lending Group, LTD, disclosed in note 12 above, have variable priced conversion rights with no fixed floor price and will reprice dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $223,500, the maximum amount permissible, using a Black-Scholes valuation model.

The Labrys Fund note was repaid in May 2017; therefore, the derivative liability was no longer required, the total derivative liability relating to this note of $183,048 was released to the statement of operations. The value of the Power Up convertible note was re-assessed as of June 30, 2017 and a further charge of $15,468 was made to the statement of operations. The value of the derivative liability will be re assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

Six months ended June 30, 2017

Calculated stock price	$0.03 to $0.06
Risk free interest rate	0.64% to 1.24%
Expected life of convertible notes	3 to 9 months
expected volatility of underlying stock	134.9% to 180.5%

The movement in derivative liability is as follows:

Six months ended June 30, 2017

Opening balance	$—
Derivative liability arising from convertible notes	$223,500
Fair value adjustment to derivative liability	(94,532)
$128,968

14.	Related Party Transactions

Greenstone Clinic Inc.

As of June 30, 2017, the Company had a receivable of $63,471 and as of December 31, 2016, the Company had a payable of $79,592, respectively. Greenstone Clinic Inc., is controlled by one of the Company’s directors. The balance payable is noninterest bearing, not secured and has no specific repayment terms.

ETHEMA HEALTH CORPORATION
(formerly Greenstone Healthcare Corporation)
NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

14.	Related Party Transactions (continued)

1816191 Ontario

As of June 30, 2017, and December 31, 2016, the Company had a payable of $16,055 and $70,763, respectively, to 1816191 Ontario, the Endoscopy Clinic, which was sold at the end of the prior year. The payable is noninterest bearing, and has no specific repayment terms.

Shawn E. Leon

As of June 30, 2017, and December 31, 2016 the Company had a receivable of $25,531 and a payable of $8,492, respectively to Shawn E. Leon, a director and CEO of the Company. The balances receivable and payable are noninterest bearing and have no fixed repayment terms.

Mr. Leon was paid management fees of $100,000 during the six months ended June 30, 2017. In addition to this the Company recorded a once off compensation expense in other expenses, relating to the excess of the fair value of the assets acquired in Cranberry Cove Holdings, Ltd. Mr. Leon is the owner of Leon Developments, the counterparty in the acquisition of the Cranberry Cove subsidiary referred to in note 1 and 4 above.

Leon Developments, Ltd.

The Company acquired CCH from Leon Developments, Ltd., on February 14, 2017, refer note 1 and 4 above. CCH owns the facility utilized by the Canadian Rehab Clinic which was sold to a third party on February 14, 2017. CCH owed CDN$2,692,512 to Leon Developments, this amount has remained unchanged since acquisition. The amount owing is valued at $2,213,731 as of June 30, 2017.

Cranberry Cove Holdings Ltd.

The Company acquired CCH on February 14, 2017. CCH owns the real estate previously utilized by the Canadian Rehab Clinic and now utilized by the purchaser of the business. As of December 31, 2016, the Company had a receivable of $84,867 from CCH.

Prior to the acquisition of CCH, the Company paid rental expense to CCH of CDN$58,925 and CDN$226,250 for the six months ended June 30, 2017 and 2016, respectively.

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

The loans payable is as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	June 30, 2017	December 31, 2016

Cranberry Cove Holdings
First Mortgage	8.0%	August 14, 2017	$2,822,979	$—	$2,822,979	$—
Second Mortgage	12.0%	November 4, 2018	404,562	1,663	406,225	—
Seastone of Delray
Mortgage	5.0%	February 13, 2020	2,989,937	5,480	2,995,417	—
			$6,217,478	$7,143	$6,224,621	$—
Disclosed as follows:
Short-term portion					$3,234,684	$—
Long-term portion					2,989,937	—
					$6,224,621	$—

ETHEMA HEALTH CORPORATION
(formerly Greenstone Healthcare Corporation)
NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

15.	Loans payable (continued)

The aggregate amount outstanding is payable as follows:

Amount

2017	$3,234,684
2018	—
2019	—
2020	2,989,937
Total	$6,224,621

Cranberry Cove Holdings

The first mortgage with an aggregate principal amount outstanding of CDN$3,500,000, including late charges, interest and penalties of CDN$165,057 for a gross aggregate amount outstanding of CDN$3,663,380, over the Cranberry Cove Holdings properties is secured by the property located at 3571 Muskoka Road, #169, Bala, described as PT LT 15 CON F Medora PT1 35R5958, PT 2 &3 35R11290, Muskoka Lakes. The mortgage bears interest at the rate of 8% per annum on the aggregate principal outstanding of $3,500,000 and matures on August 14, 2017, with monthly interest payments of $23,118 (CDN 30,000).

During March 2017, the Company made a principal payment of CDN$100,000 on the first mortgage.

The second mortgage had an initial principal amount outstanding of CDN$350,000, on May 23, 2017, the Company sold CDN$175,000 of the mortgage it owned to the second mortgage holder for gross proceeds of CDN$150,000, the balance outstanding on the second mortgage is now CDN$525,000, the mortgage is secured by the Cranberry Cove Holdings properties located at 3571 Muskoka Road, #169, Bala, described as PT LT 15 CON F Medora PT1 35R5958, PT 2 &3 35R11290, Muskoka Lakes. The mortgage bears interest at the rate of 12% per annum on the aggregate principal outstanding of CDN$525,000, and matures on November 4, 2018, with monthly interest payments of CDN$3,500.

Seastone of Delray

The Company entered into a Mortgage and Security Agreement with Seastone Delray Healthcare, LLC on February 13, 2017 for the aggregate principal sum of $3,000,000, bearing interest at the rate of 5% per annum, maturing on February 13, 2020, with monthly repayments of interest and principal of $15,000. The proceeds of the mortgage of $3,000,000 was used to fund the acquisition of the Seastone Delray properties, described as follows:

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

On February 2, 2017, the Company issued 1,200,000 common shares to a convertible note holder in terms of a returnable commitment fee. The shares are returnable to the Company if the convertible note is repaid prior to maturity, failing which the commitment fee will be earned. These shares were not accounted for as issued as the probability of the commitment fee being assessed was not probable or certain. The convertible loan was repaid and the 1,200,000 common shares were returned to the Company, refer note 12 above.

On February 14, 2017, in terms of the acquisition of 100% of the capital stock of Cranberry Cove Holdings Ltd. (“CCH”) from Leon Developments, the Company funded a portion of the acquisition by the issuance of 60,000,000 shares of the Company’s common stock at a market value of US$0.0364 per share, totaling $2,184,000, refer note 1 and 4 above.

On May 30, 2017, the Company issued 100,000 common shares to a vendor in lieu of services rendered at a market value of US$0.04 per share.

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

16.	Stockholders’ equity (deficit) (continued)

b)	Warrants

In terms of the short-term Series L Convertible notes entered into with 3 parties, as disclosed in note 12 above, the Company awarded three year warrants exercisable over 2,366,666 shares of common stock, at an exercise price of $0.03 per share.

The fair value of Warrants awarded during the six months ended June 30, 2017 were valued at $94,620 using the Black Scholes pricing model utilizing the following weighted average assumptions:

Six months ended June 30, 2017
Calculated stock price	$0.04
Risk free interest rate	1.48%
Expected life of warrants (years)	3 years
expected volatility of underlying stock	398%
Expected dividend rate	0%

The movements in warrants is summarized as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2016	6,300,000	$0.0033 to $0.03	$0.14
Granted	19,337,409	0.03	0.0300
Forfeited/cancelled	(6,000,000)	0.15	0.1500
Exercised	—	—	—
Outstanding December 31, 2016	19,637,409	$0.0033 to $0.03	0.0300
Granted	2,366,666	0.03	0.0300
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding June 30, 2017	22,004,075	$0.033 to $0.03	$0.0300

The following table summarizes information about warrants outstanding at June 30, 2017:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.0033	300,000	*		300,000
$0.03	21,704,075	2.69		21,704,075

	22,004,075	2.69	$0.03	22,004,075	$0.03

*	In terms of an agreement entered into with an investor relations company, 300,000 warrants were to be issued as part of the Investor Relations Agreement. These warrants have not been issued as yet, therefore the warrant terms are uncertain.

All of the warrants outstanding as of June 30, 2017 are vested. The warrants outstanding as of June 30, 2017 have an intrinsic value of $668,123.

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

16.	Stockholders’ equity (deficit) (continued)

c)	Stock options

Our board of directors adopted the GreeneStone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long- term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 480,000 options as of June 30, 2017 under the Plan.

No options were issued, exercised or cancelled for the period under review.

The following table summarizes information about options outstanding as of June 30, 2017.

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.12	480,000	2.34		480,000

	480,000	2.34	$0.12	480,000	$0.12

As of June 30, 2017, there was no unrecognized compensation costs related to these options and the intrinsic value of the options is $0.

17.	Segment information

Due to the recent acquisition of the Cranberry Cove subsidiary on February 14, 2017, the Company has two reportable operating segments;

i.	Rental income from the property owned by Cranberry Cove subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

ii.	Rehabilitation Services provided to customers, during the six months ended June 30, 2017, these services were provided to customers at our Seastone of Delray business acquired on February 14, 2017. The Rehabilitation services provided by our Canadian Rehab Center for the six months ended June 30, 2017 and 2016 are reported under discontinued operations and have not been reported as part of the Segment Information.

ETHEMA HEALTH CORPORATION
(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

17.	Segment information (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Three months ended June 30, 2017
	Rental Operations	In-Patient services	Total

Revenue	$78,088	$324,132	$402,220
Operating expenditure	106,317	316,782	423,099

Operating (loss) income	(28,229)	7,350	(20,879)

Other income (expense)
Other income	—	63,960	63,960
Other expense	1,146,600	(19,265)	1,127,335
Interest income	—	—	—
Interest expense	(61,535)	(32,068)	(93,603)
Amortization of debt discount	—	(241,666)	(241,666)
Derivative liability movement	—	167,580	167,580
Foreign exchange movements	—	(6,438)	(6,438)
Net income (loss) before taxation	1,056,836	(60,547)	996,289
Taxation	—	—	—
Net income (loss)	$1,056,036	$(60,547)	$996,289

	Six months ended June 30, 2017
	Rental	In-Patient
	Operations	services	Total

Revenue	$120,125	$604,605	$724,730
Operating expenditure	135,865	1,236,882	1,372,747

Operating loss	(15,740)	(632,277)	(648,017)

Other (expense) income
Other income	—	568,309	568,309
Other expense	(373,274)	(19,265)	(392,539)
Interest income	—	32,074	32,074
Interest expense	(98,188)	(58,432)	(156,620)
Amortization of debt discount	—	(429,325)	(429,325)
Derivative liability movement	—	94,532	94,532
Foreign exchange movements	—	(164,347)	(164,347)
Net loss before taxation	(487,202)	(608,731)	(1,095,933)
Taxation	—	—	—
Net loss	$(487,202)	$(608,731)	$(1,095,933)

ETHEMA HEALTH CORPORATION
(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

17.	Segment information (continued)

The operating assets and liabilities of the reportable segments are as follows:

	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$—	$8,878	$8,878
Assets
Current assets	4,795	593,202	597,997
Non-current assets	7,604,277	7,130,340	14,734,617
Liabilities
Current liabilities	(5,389,542)	(1,557,380)	(6,946,922)
Non-current liabilities	—	(2,989,937)	(2,989,937)
Intercompany balances	150,644	(150,644)	—
Net asset position	$2,370,174	$3,025,581	$5,395,755

18.	Net income (loss) per common share

For the three months ended June 30, 2017 the computation of basic and diluted earnings per share is as follows:

		Number of	Per share
	Amount	shares	amount

Basic earnings per share
Net income per share from continuing operations	$996,289	108,772,921	$0.01
Net loss per share from discontinued operations	(141,177)	108,772,921	$(0.00)

Basic income per share	855,112	108,772,921	0.01

Effect of dilutive securities

Warrants		11,135,387
Options

Diluted earnings per share
Net loss per share from continuing operations	996,289	119,908,308	0.01
Net income per share from discontinued operations	(141,177)	119,908,308	(0.00)

Diluted income per share	$855,112	119,908,308	$0.01

For the three months ended June 30, 2016 the computation of basic and diluted earnings per share is as follows:

	Amount	Number of shares	Per share amount

Basic earnings per share
Net loss per share from continuing operations	$(197,340)	47,991,602	$—
Net income per share from discontinued operations	266,260	47,991,602	$—

Basic income per share	68,920	47,991,602	—

Effect of dilutive securities

Warrants	—	1,200,950
Options	—	—

Diluted earnings per share
Net loss per share from continuing operations	(197,340)	49,192,552	—
Net income per share from discontinued operations	266,260	49,192,552	—
Diluted income per share	$68,920	49,192,552	$—

ETHEMA HEALTH CORPORATION
(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

18.	Net income (loss) per common share (continued)

For the six months ended June 30, 2017 the computation of basic and diluted earnings per share is as follows:

	Amount	Number of shares	Per share amount
Basic earnings per share
Net loss per share from continuing operations	$(1,095,933)	93,821,728	$(0.01)
Net income per share from discontinued operations	7,412,643	93,821,728	$0.08

Basic income per share	6,316,710	93,821,728	0.07

Effect of dilutive securities

Warrants	—	11,135,387
Options	—	—

Diluted earnings per share
Net loss per share from continuing operations	(1,095,933)	104,957,115	(0.01)
Net income per share from discontinued operations	7,412,643	104,957,115	0.07

Diluted income per share	$6,316,710	104,957,115	$0.06

For the six months ended June 30, 2016 the computation of basic and diluted earnings per share is as follows:

	Amount	Number of shares	Per share amount

Basic earnings per share
Net loss per share from continuing operations	$(231,365)	47,865,229	$—
Net income per share from discontinued operations	443,779	47,865,229	$—

Basic income per share	212,414	47,865,229	—

Effect of dilutive securities

Warrants	—	1,200,950
Options	—	—

Diluted earnings per share
Net loss per share from continuing operations	(231,365)	49,066,179	—
Net income per share from discontinued operations	443,779	49,066,179	—

Diluted income per share	$212,414	49,066,179	$—

ETHEMA HEALTH CORPORATION
(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

19.	Commitments and contingencies

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

20.	Income taxes

The Company is not current in its tax filings as of June 30, 2017.

21.	Subsequent events

On July 19, 2017, Cranberry Cove Holdings, LTD. (“CCH”), a wholly owned subsidiary closed on a loan agreement in the principal amount of CDN$5,500,000. The loan is secured by a first mortgage on the premises owned by CCH located at 3571 Muskoka Road 169, Bala, Ontario (the “Property”). The Loan bears interest at the fixed rate of 4.2% with a 5 year primary term and a 25 year amortization. The Company has guaranteed the Loan and the Company’s chief executive officer and controlling shareholder also has personally guaranteed the Loan. CCH and the Company have granted the Lender a general security interest in its assets to secure repayment of the Loan.

On August 3, 2017, the Company entered into an agreement to acquire a property at 45 West 17th Street, Riviera Beach, Florida, including the completion of the construction of a 20 bed in-patient detoxification facility and the licensing approvals to operate a detoxification facility for a total purchase consideration of $3,000,000, of which $1,000,000 of the financing is to be provided by the seller, bearing interest at 7% per annum for a 22 month period. This agreement is subject to a successful closing on or before November 17, 2017, after which date it may be cancelled by either party.

During August 2017, we repaid a total of $145,192 of the Series L convertible notes outstanding, the remaining note holders have an outstanding principal of $374,777 and has sent the Company notices of conversion at $0.03 per share.

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

Results of Operations

For the three months ended June 30, 2017 and the three months ended June 30, 2016.

Revenue

Revenues was $402,220 and $0 for the three months ended June 30, 2017 and 2016, respectively, an increase of $402,220. The Company disposed of its Canadian Rehab Clinic on February 14, 2017 and simultaneously acquired the operations of Seastone of Delray. Revenue includes rental income of $78,088 earned by our recently acquired Cranberry Cove subsidiary. The revenues earned for patient treatments from the Canadian Rehab Clinic have been reclassified to discontinued operations. There is no meaningful comparative data to compare our revenues.

Operating Expenses

Operating expenses was $423,099 and $171,515 for the three months ended June 30, 2017 and 2016, respectively, an increase of $251,584. The operations of the Canadian Rehab Clinic been reclassified to discontinued operations as the business unit was sold effective February 14, 2017.

The operating expenses incurred during the prior three month period are minimal and consisted primarily of Investor relations fees of $50,000, management fees of $46,577 and professional fees of $53,545.

The operating expenses in the current three month period include the following:

●	General and administrative expenses of $57,905, primarily operating costs incurred by our recently acquired Seastone of Delray business.

●	Professional fees of $66,403, primarily legal fees related to the recent corporate restructure

●	Salaries and wages of $173,451, primarily related to the Seastone acquisition

●	Depreciation of $125,340, related to the assets of our recently acquired subsidiary Cranberry Cove Holdings and of the acquisition of the Seastone business on February 14, 2017.

Operating loss

Operating loss amounted to $20,879 and $171,515 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $150,636, primarily due to our Seastone operations which has been profitable during the current quarter, offset by corporate operating expenses.

Other income

Other income was $63,960 and $12,508 for the three months ended June 30, 2017 and 2016, respectively, an increase of $51,452 or 411.4%. Other income in the current period represents expected additional earnout payments on the disposal of the Canadian Rehab Clinic in February 2017. Other income in the prior period, consisted of the sale of mineral rights owned by the holding company prior to its transformation to a rehabilitation enter.

Other expense

Other expense was $1,127,335 and $0 for the three months ended June 30, 2017, an increase of $1,127,335 or 100%. Other expense represents; i) an adjustment of $1,146,600 to the value of the Cranberry Cove property acquired and the corresponding reduction in the amount of the excess purchase consideration paid as additional compensation to our controlling shareholder, based on a property valuation dated June 2017; and ii) a loss of $19,265 realized on disposing of a portion of the mortgage owned by the Company in CCH, at a discount to face value.

Interest expense

Interest expense was $93,603 and $7,110 for the three months ended June 30, 2017 and 2016, respectively, an increase of $86,493, the increase is primarily due to interest due on the mortgage loans assumed by the Company when it acquired Cranberry Cove Holdings, Ltd and on the purchase money mortgage loan entered into to acquire the properties associated with Seastone of Delray.

Debt Discount

Debt discount was $241,666 and $33,262 for the three months ended June 30, 2017 and 2016, respectively, an increase of $208,404 or 100% and represents the amortization of the value of the warrants issued in terms of the convertible loan agreements entered into during December 2016 and January 2017 and the amortization of the fair value of the beneficial conversion feature of convertible notes issued to note holders during February 2017 and June 2017, the fair value of the warrants and the beneficial conversion feature are amortized over a six to nine month period, the term of the underlying convertible securities.

Derivative liability movement

Derivative liability movement was $167,580 and $0 for the three months ended June 30, 2017 and 2016, respectively, an increase of $167,580 or 100%. This movement represents the mark to market of the derivative liabilities arising on the beneficial conversion feature of the variable priced notes issued to note holders in February 2017 and June 2017. The February note was prepaid in May 2017 and an additional note was issued in June 2017. The $33,262, incurred in the prior period represents the amortization of the value of warrants and original issue discount attached to a short-term loan.

Foreign exchange movements

Foreign exchange movements were $(6,438) and $2,039 for the three months ended June 30, 2017 and 2016, respectively, represents the realized exchange losses and gains, respectively, on monetary assets and liabilities settled during each period as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net (loss) income from discontinued operations

The net (loss) income from discontinued operations was $(141,177) and $266,260, for the three months ended June 30, 2017 and 2016, respectively, an increase in loss of $407,437, or 153.0%. The current period loss is made up of professional fees, penalties and a foreign currency loss realized on the remaining assets in the discontinued operation. The discontinued operation has significant receivables from the Group and from the disposal of the rehab clinic, the Canadian Dollar has strengthened against the US Dollar during the current period, giving rise to the foreign currency loss.

The prior income from discontinued operations represents the trading operations of the Canadian Rehab clinic.

Net income

Net income was $855,112 and $68,920 for the three months ended June 30, 2017 and 2016, respectively, an increase of $786,192 or 1,140.7%, primarily due to the $1,146,600 adjustment of the value of the Cranberry Cove property acquired and the corresponding reduction in the amount of the excess purchase consideration paid as additional compensation to our controlling shareholder, the mark-to- market movement in the derivative liability, offset by interest expense and debt discount incurred during the current period.

For the six months ended June 30, 2017 and the six months ended June 30, 2016.

Revenue

Revenues was $724,730 and $0 for the six months ended June 30, 2017 and 2016, respectively, an increase of $724,730. The Company disposed of its Canadian Rehab Clinic on February 14, 2017 and simultaneously acquired the operations of Seastone of Delray. Revenue includes rental income of $120,125 earned by our recently acquired Cranberry Cove subsidiary. The revenues earned for patient treatments from the Canadian Rehab Clinic have been reclassified to discontinued operations. There is no meaningful comparative data to compare our revenues.

Operating Expenses

Operating expenses was $1,372,747 and $206,242 for the six months ended June 30, 2017 and 2016, respectively, an increase of $1,166,505. The operations of the Canadian Rehab Clinic been reclassified to discontinued operations as the business unit was sold effective February 14, 2017.

The operating expenses incurred during the prior six month period consisted primarily of Investor relations fees of $57,100, management fees of $46,577 and professional fees of $75,045.

The operating expenses in the current six month period include the following:

●	General and administrative expenses of $408,442, primarily management fees of $199,219 charged by our CEO and operating costs incurred by our recently acquired Seastone of Delray business, which are individually insignificant to discuss separately;

●	Professional fees of $399,204, primarily legal fees related to the recent corporate restructure;

●	Salaries and wages of $382,695, primarily related to the Seastone acquisition

●	Depreciation of $182,406 for the assets of our recently acquired subsidiary Cranberry Cove Holdings and of the acquisition of the Seastone business on February 14, 2017.

Operating loss

Operating loss amounted to $648,017 and $206,242 for the six months ended June 30, 2017 and 2016, respectively, an increase of $441,775 or 214.2%, primarily due to the additional professional fees incurred on the corporate restructure, management fees paid and depreciation expense during the current period.

Other income

Other income was $568,309 and $12,508 for the six months ended June 30, 2017 and 2016, respectively, an increase of $555,801. Other income in the current period consists of the reversal of a provision raised against a receivable on the disposal of the Endoscopy Clinic in prior years amounting to $472,368, the receivable was assigned to Leon Developments as part of the purchase consideration paid on the acquisition of Cranberry Cove and an accrual of $94,940 relating to expected proceeds on the earnout provision of the Canadian Rehab Clinic disposal.

Other expense

Other expense was $392,539 and $0 for the six months ended June 30, 2017 and 2016, respectively, an increase of $392,539 or 100%. Other expense consists of; i) $373,274 of the excess of the purchase price paid over the fair market value of the assets of Cranberry Cove Holdings Ltd. This expenditure is classified as once-off compensation expense to our CEO who owns 100% of Leon Developments, the counterparty to the purchase of the Cranberry Cove Subsidiary; and ii) $19,265 represents the loss realized on disposing of a portion of the mortgage owned by the Company in CCH, at a discount to face value.

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

Interest expense

Interest expense was $156,620 and $7,103 for the six months ended June 30, 2017 and 2016, respectively, an increase of $149,517, the increase is primarily due to interest due on the mortgage loans assumed by the Company when it acquired Cranberry Cove Holdings, Ltd and on the purchase money mortgage loan entered into to acquire the properties associated with Seastone of Delray.

Debt Discount

Debt discount was $429,325 and $33,262 for the six months ended June 30, 2017 and 2016, respectively, an increase of $396,063. The charge during the current period represents the amortization of the value of the warrants issued in terms of the convertible loan agreements entered into during December 2016 and January 2017 and the amortization of the fair value of the beneficial conversion feature of convertible notes issued to note holders during February 2017 and June 2017, the fair value of the warrants and the beneficial conversion feature are amortized over a six to nine month period, the term of the underlying convertible securities. The $33,262, incurred in the prior period represents the amortization of the value of warrant and original issue discount attached to a short-term loan.

Derivative liability movement

Derivative liability movement was $94,532 and $0 for the six months ended June 30, 2017 and 2016, respectively, an increase of $94,532 or 100%. This movement represents the mark to market of the derivative liabilities arising on the beneficial conversion feature of the variable priced notes issued to note holders in February 2017 and June 2017. The February note was prepaid in May 2017 and an additional note was issued in June 2017.

Foreign exchange movements

Foreign exchange movements were $(164,347) and $2,734 for the six months ended June 30, 2017 and 2016, respectively, represents the realized exchange losses and gains, respectively, on monetary assets and liabilities settled during each period as well as mark to market adjustments on monetary assets and reflected on the balance sheet and denominated in Canadian Dollars.

Net income from discontinued operations

The net income from discontinued operations was $7,412,643 and $443,779, for the six months ended June 30, 2017 and 2016, respectively, an increase of $6,968,864.

The current period income is primarily made up as follows:

●	Operating loss of $172,896, the operations were disposed of on February 14, 2017, and the loss includes expenditure incurred to dispose of the operation.

●	Profit on sale of the business of the Canadian Rehab Clinic of $7,494,828 represents the excess of the proceeds received over the assets disposed of as reflected in note 1 and 3 to the unaudited condensed consolidated financial statements.

●	Foreign exchange gain of $91,704 which represents the realized gains on the monetary assets and liabilities settled during each period as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

The prior period income represents the operating income of the discontinued Canadian Rehab Clinic of $474,759, other income of $21,042 on insurance proceeds received for fire damage, interest expense of $76,743, primarily related to outstanding tax liabilities which have now been settled and net foreign exchange gains of $24,721.

Net income

Net income was $6,316,710 and $212,414 for the six months ended June 30, 2017 and 2016, respectively, an increase of $6,104,296, primarily due to the profit realized on the sale of the Canadian Rehab clinic of $7,494,828, offset by the compensation charge of $373,274 relating to the acquisition of Cranberry cove and the amortization of $429,325 of debt discount during the current period.

Liquidity and Capital Resources

The following table summarizes working capital as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016	Increase (decrease)

Current Assets	$597,997	$275,575	$322,422
Current Liabilities	(6,946,922)	(3,637,111)	(3,309,811)
Working capital Deficit	$(6,348,925)	$(3,361,536)	$(2,987,389)

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

The Company borrowed an additional $294,500 in terms of convertible short-term notes during the period January to June 2017, of which $130,000 was paid during the current period. A further $111,554 was realized on the sale of portion of the mortgage owned by the Holding Company on the Cranberry Cove properties. The proceeds realized were used to repay $85,613 of the mortgage liability and the balance for general working capital purposes. Subsequent to June 30, 2017, the Company raised an additional CDN$5,500,000 mortgage to repay the current Cranberry Cover mortgages and to fund working capital and reduce other debt. We estimate that the Company will require an additional $1,000,000 for working capital purposes. The company may be required to raise additional equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as high and remains unchanged from the prior year.

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

The Company issued 1,200,000 returnable shares to a note holder as a commitment fee should the note not be repaid prior to maturity. These shares are not recorded as issued until such time as the commitment fee is probable or likely to occur. The note was repaid on May 26, 2017 and the shares were returned to the Company.

On February 14, 2017, the Company issued 60,000,000 shares to Leon Developments as purchase consideration for the acquisition of its wholly owned subsidiary Cranberry Cove Holdings Ltd.

On May 30, 2017, the Company issued 100,000 common shares to a vendor for services rendered.

Item 3. Defaults upon senior securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *

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

Date: August 21, 2017

By:/s/ Shawn E. Leon Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	August 21, 2017
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director
/s/ John O’Bireck	Director	August 21, 2017
John O’Bireck
/s/ Gerald T. Miller	Director	August 21, 2017
Gerald T. Miller