Form 10-Q/A
period 2017-06-30
GREENESTONE HEALTHCARE CORP
filed 2017-09-15
CIK 792935

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of August 14, 2017, there were 108,738,855 shares outstanding of the registrant’s common stock.

EXPLANTORY NOTE

ETHEMA HEALTHCARE CORPORATION is filing this Amendment no. 1 on Form 10-Q/A (the “Amendment”) to amend our QUARTERLY Report on Form 10-Q for the quarter ended June 30, 2017, originally filed on August 21, 2017 (the “Form 10-Q”). The purpose of the Amendment is to fix typographical errors found in Part 1, Item 1 of the Form 10-Q. The Amendment should be read in conjunction with the original Form 10-Q filed to SEC.

The following amendments were made to Part I, Item 1 of the Form 10-Q:

  Under the Unaudited Condensed Consolidated Statements of Operations, the line item “Net (loss) income from discounted operations, net of income tax” is added as with subtotals for the four periods presented
  Under the Unaudited Condensed Consolidated Statement of Operations, the line item “Net (loss) income from discontinued operations” is added as with totals for the four periods presented.

ETHEMA HEALTH CORPORATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q/A, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” ’‘targets,” “projects,” “contemplates,” ’‘believes,” “seeks,” “goals,” “estimates,” ’‘predicts,” ’‘potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q/A, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 17, 2017. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q/A, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Healthcare Corporation.

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

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION
(formerly Greenstone Healthcare Corporation)

UNAUDITED CONDENSED CONSOLDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,	Three Months ended June	Six months ended June	Six Months ended June
	2017	30, 2016	30, 2017	30, 2016

Revenues	$402,220	$—	$724,730	$—

Operating expenses
General and administrative	57,905	102,970	408,442	110,197
Professional fees	66,403	53,545	399,204	75,045
Salaries and wages	173,451	15,000	382,695	21,000
Depreciation and amortization	125,340	—	182,406	—
Total operating expenses	423,099	171,515	1,372,747	206,242

Operating loss	(20,879)	(171,515)	(648,017)	(206,242)

Other income (expense)
Other income	63,960	12,508	568,309	12,508
Other expense	1,127,335	—	(392,539)	—
Interest income	—	—	32,074	—
Interest expense	(93,603)	(7,110)	(156,620)	(7,103)
Debt discount	(241,666)	(33,262)	(429,325)	(33,262)
Derivative liability movement	167,580	—	94,532	—
Foreign exchange movements	(6,438)	2,039	(164,347)	2,734
Net income (loss) before taxation from continuing operations	996,289	(197,340)	(1,095,933)	(231,365)
Taxation	—	—	—	—
Net income (loss) from continuing operations	996,289	(197,340)	(1,095,933)	(231,365)
Gain on disposal of business	—	—	7,494,828	—
Operating (loss) income from discontinued operations, net of tax	(141,177)	266,260	(82,185)	443,779
Net (loss) income from discontinued operations	(141,477)	266,260	7,412,643	443,779
Net income (loss)	855,112	68,920	6,316,710	212,414
Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	154,255	7,789	(36,692)	(215,276)

Total comprehensive income (loss)	$1,009,367	$76,709	$6,280,018	$(2,862)

Basic income (loss) per common share from continuing operations	$0.01	$—	$(0.01)	$—
Basic income per share from discontinued operations	$—	$—	$0.08	$—
Basic income per common share	$0.01	$—	$0.07	$—
Diluted income (loss) per common share from continuing operations	$0.01	$—	$(0.01)	$—
Diluted income per share from discontinued operations	$—	$—	$0.07	$—
Diluted income per common share	$0.01	$—	$0.06	$—
Weighted average common shares outstanding - Basic	108,772,921	47,991,602	93,838,855	47,865,229
Weighted average common shares outstanding - Diluted	119,908,308	49,192,552	104,974,243	49,066,179

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

During the current quarter, on June 1, 2017, the Company had the property owned by CCH appraised by an independent valuer, the appraisal obtained was for CDN$10,000,000, which resulted an increase in the value of the assets acquired by $930,600 and a corresponding reduction in the excess purchased consideration allocated to the shareholder.

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

The assets and liabilities of discontinued operations as of December 31, 2016 is as follows:

December 31,
2016
Current assets
Accounts receivable, net	$123,358
Prepaid expenses and other current assets	11,253
Total current assets	134,611
Non-current assets
Plant and equipment, net	129,127
Deposits	—
Total assets	263,738

Current liabilities
Deferred revenues	80,519

Discontinued operation	183,219

 The statement of operations for discontinued operations is as follows:

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2017	2016	2017	2016

Revenues	$(112)	$1,024,384	$232,040	$1,847,222

Operating expenses
Depreciation and amortization	—	15,412	4,196	30,746
General and administrative	31,330	187,589	118,706	343,480
Professional fees	33,466	—	32,818	6,144
Rent	2,975	105,721	47,493	180,112
Salaries and wages	(31,913)	423,464	201,723	811,981
Total operating expenses	35,858	732,186	404,936	1,372,463

Operating (loss) income	(35,970)	292,198	(172,896)	474,759

Other Income
Profit on sale of business	—	—	7,494,828	—
Other income	—	21,042	—	21,042
Interest expense	(204)	(38,547)	(993)	(76,743)
Foreign exchange movements	(105,003)	(8,433)	91,704	24,721
Net income before taxation	(141,177)	266,260	7,412,643	443,779
Taxation	—	—	—	—
Net income from discontinued operations	$141,177	$266,260	$7,412,643	$443,779

8.	Due from sale of subsidiary

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the consolidated financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on April 17, 2017. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

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

Recently Issued Accounting Pronouncements

The recent Accounting Pronouncements are fully disclosed in note 2 to our unaudited condensed consolidated financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying unaudited condensed consolidated financial statements.

Off balance sheet arrangements

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q/A, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that due to a lack of segregation of duties the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: September 15, 2017

By:/s/ Shawn E. Leon Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	September 15, 2017
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director
/s/ John O’Bireck	Director	September 15, 2017
John O’Bireck
/s/ Gerald T. Miller	Director	September 15, 2017
Gerald T. Miller