Form 10-Q
period 2017-09-30
ETHEMA HEALTH Corp
filed 2017-11-20
CIK 792935

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended:

September 30, 2017

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

Large accelerated filer [ ]	Accelerated filer	[ ]
Non-accelerated filer [ ](Do not check if a smaller reporting company)	Smaller reporting company	[X]
	Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [X]

As of November 20, 2017, there were 121,339,230 shares outstanding of the registrant’s common stock.

ETHEMA HEALTH CORPORATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” ’‘targets,” “projects,” “contemplates,” ’‘believes,” “seeks,” “goals,” “estimates,” ’‘predicts,” ’‘potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 17, 2017. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Healthcare Corporation.

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

PART I

Item 1. Financial Statements.

INDEX

(Expressed in US Dollars unless otherwise indicated)

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

CONDENSED CONSOLDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current assets
Cash	$12,623	$4,779
Accounts receivable	974,849	—
Prepaid expenses	14,724	2,710
Discontinued operations	—	183,219
Related party Receivables	15,756	84,867
Total current assets	1,017,952	275,575
Non-current assets
Investment	—	110,000
Due on sale of subsidiary	1,371,512	—
Property, plant and equipment	12,189,984	—
Intangibles	1,438,525	—
Cash - Restricted	—	74,480
Total non-current assets	15,000,021	184,480
Total assets	$16,017,973	$460,055

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Bank overdraft	$11	$56,116
Accounts payable and accrued liabilities	379,972	374,317
Taxes payable	404,795	2,798,824
Convertible loans	46,510	250,258
Loans payable	158,534	—
Derivative liability	148,297	—
Related party payables	1,756,873	157,596
Total current liabilities	2,894,992	3,637,111
Non-current liabilities
Loan payable	7,232,870	—
Total liabilities	10,127,862	3,637,111

Stockholders' equity (deficit)
Preferred stock - Series A; $0.01 par value, 3,000,000 authorized, nil outstanding as of September 30, 2017 and December 31, 2016.	—	—
Preferred Stock - Series B; $0.01 par value, 10,000,000 authorized, nil outstanding as of September 30, 2017 and December 31, 2016.	—	—
Common stock; $0.01 par value, 500,000,000 shares authorized; 121,339,230 and 48,738,855 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	1,213,393	487,389
Additional paid-in capital	18,417,913	16,509,906
Accumulated other comprehensive income	1,048,794	807,563
Accumulated deficit	(14,789,989)	(20,981,914)
Total stockholders' equity (deficit)	5,890,111	(3,177,056)
Total liabilities and stockholders' equity (deficit)	$16,017,973	$460,055

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

 ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)
UNAUDITED CONDENSED CONSOLDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2017	Three Months ended September 30, 2016	Nine months ended September 30, 2017	Nine Months ended September 30, 2016

Revenues	$648,298	$—	$1,373,028	$—

Operating expenses
General and administrative	170,491	55,124	578,931	165,319
Professional fees	53,830	47,135	453,034	122,180
Salaries and wages	200,863	89,934	583,559	110,934
Depreciation and amortization	131,784	—	314,190	—
Total operating expenses	556,968	192,193	1,929,714	398,433

Operating income (loss)	91,330	(192,193)	(556,686)	(398,433)

Other Income (expense)
Other income	67,596	60,000	635,904	72,507
Other expense	—	(12,250)	(392,538)	(12,250)
Interest income	—	—	32,074	—
Interest expense	(86,371)	(8,598)	(242,992)	(15,701)
Debt discount	(13,052)	(39,988)	(442,377)	(73,250)
Derivative liability movement	(19,329)	—	75,203	—
Foreign exchange movements	53,294	11,099	(111,052)	13,833
Net income (loss) before taxation from continuing operations	93,468	(181,930)	(1,002,464)	(413,294)
Taxation	—	—	—	—
Net income (loss) from continuing operations	93,468	(181,930)	(1,002,464)	(413,294)

Gain on disposal of business	—	—	7,494,828	—
Operating (loss) income from discontinued operations, net of tax	(218,253)	318,901	(300,439)	762,680
Net (loss) income from discontinued operations, net of tax	(218,253)	318,901	7,194,389	762,680
Net (loss) income	(124,785)	136,971	6,191,925	349,386
Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	277,923	24,805	241,231	(190,471)

Total comprehensive income	$153,138	$161,776	$6,433,156	$158,915

Basic loss per common share from continuing operations	$—	$—	$(0.01)	$(0.01)
Basic income per share from discontinued operations	$—	$—	$0.07	$0.02
Basic income per common share	$—	$—	$0.06	$0.01
Diluted loss per common share from continuing operations	$—	$—	$(0.01)	$(0.01)
Diluted income per share from discontinued operations	$—	$—	$0.06	$0.02
Diluted income per common share	$—	$—	$0.05	$0.01
Weighted average common shares outstanding - Basic	119,407,668	48,738,855	102,455,451	48,158,563
Weighted average common shares outstanding - Diluted	119,407,668	49,005,555	117,312,150	48,425,263

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

UNAUDITED CONDENSED CONSOLDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

	Common		Additional
	Shares	Amount	Paid in Capital	Comprehensive Income	Accumulated Deficit	Total

Balance at January 1, 2017	48,738,855	$487,389	$16,509,906	$807,563	$(20,981,914)	$(3,177,056)

Shares issued to acquire subsidiary	60,000,000	600,000	1,584,000	—	—	2,184,000
Conversion of debt to equity	12,500,375	125,004	250,007			375,011
Fair value of warrants issued	—	—	71,000	—	—	71,000
Shares issued for services	100,000	1,000	3,000	—	—	4,000
Foreign currency translation	—	—	—	241,231	—	241,231
Net income	—	—	—	—	6,191,925	6,191,925
Balance as of September 30, 2017	121,339,230	$1,213,393	$18,417,913	$1,048,794	$(14,789,989)	$5,890,111

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

UNAUDITED CONDENSED CONSOLDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Operating activities
Net income	$6,191,925	$349,386
Net income from discontinued operations	$(7,194,389)	$(762,680)
Net loss from continuing operations	$(1,002,464)	$(413,294)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	314,190	—
Non cash compensation expense on acquisition of subsidiary	373,274	—
Loss on mortgage sold	19,265	—
Non cash compensation for services	4,000	50,000
Other foreign exchange movements	63,962	6,951
Amortization of debt discount	442,377	73,250
Derivative liability movements	(75,203)	—
Provision against receivable on sale of subsidiary	(446,476)	—
Non cash earnout accrual	(162,536)	—
Changes in operating assets and liabilities
Accounts receivable	(833,374)	—
Prepaid expenses	(12,013)	(118,140)
Accounts payable and accrued liabilities	(162,834)	(254,195)
Taxes payable	(2,393,899)	240,440
Net cash used in operating activities - continuing operations	(3,871,731)	(414,988)
Net cash (used in) provided by operating activities - discontinued operations	(117,221)	738,967
	(3,988,952)	323,979
Investing activities
Investments in Seastone	(2,960,000)	—
Proceeds from restricted cash	74,480	—
Purchase of fixed assets	(8,878)	—
Net cash used in investing activities - continuing operations	(2,894,398)	—
Net cash provided by (used in) investing activities - discontinued operations	6,285,852	(11,836)
	3,391,454	(11,836)

Financing activities
Decrease in bank overdraft	(56,105)	(8,657)
Repayment of loan payable	—	(4,406)
Proceeds from short-term notes	—	283,386
Repayment of short-term note	—	(107,639)
Proceeds from mortgage sold	111,554	—
Proceeds from mortgage	4,367,000	—
Repayment of mortgage	(3,482,144)	—
Proceeds from convertible notes	294,500	—
Repayment of convertible notes	(274,958)	—
Proceeds from related party notes	(595,736)	(253,389)
Net cash provided by (used in) financing activities	364,111	(90,705)

Effect of exchange rate on cash	241,231	(190,471)

Net change in cash	7,844	30,967
Beginning cash balance	4,779	174
Ending cash balance	$12,623	$31,141

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

UNAUDITED CONDENSED CONSOLDATED STATEMENTS OF CASH FLOWS

Supplemental cash flow information
Cash paid for interest	$253,256	$9,632
Cash paid for income taxes	$—	$—

Non cash investing and financing activities
Common shares issued to acquire subsidiary	$2,184,000	$—
Conversion of debt to equity	$375,011	$—
Fair value of warrants issued	$71,000	$—
Assumption of mortgage liabilities on acquisition of subsidiary	$3,145,549	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

1.       Nature of Business

Ethema Health Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective April 4, 2017, the Company changed its name to Ethema Health Corporation and prior to that, on May 2012, the Company had changed its name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation. As of September 30, 2017, the Company owned 100% of the outstanding shares of GreeneStone Clinic Muskoka Inc., incorporated in 2010 under the laws of the Province of Ontario, Canada; Cranberry Cove Holdings Ltd., incorporated on January 9, 2004 under the laws of the Province of Ontario, Canada. and Seastone Delray Healthcare, LLC, incorporated on May 17, 2016 under the laws of Florida, USA; and Delray Andrews RE, LLC, incorporated on May 17, 2016 under the laws of Florida, USA.

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

Through the APA, substantially all of the assets of the Canadian Rehab Clinic were sold, leaving Ethema with only the underlying clinic real estate, which the Company, through its newly acquired subsidiary, CCH concurrently leased to the Purchaser. The Lease is a triple net lease and provides for a five (5) year primary term with three (3) five-year renewal options, annual base rent for the first year at CDN$420,000 with annual increases, an option to tenant to purchase the leased premises and certain first refusal rights.

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

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of accumulated other comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income (loss).

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

The relevant translation rates are as follows: For the nine months ended September 30, 2017; a closing rate of CAD$1.0000 equals US$0.8013 and an average exchange rate of CAD$1.0000 equals US$0.7984.

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

In terms of the lease agreement, on a monthly basis as long as the facility is utilized by the tenant

ii.	In-patient revenue

The customers have been treated and provided with services by the Company; there is clear evidence that an arrangement exists; the amount of revenue and related costs can be measured reliably; and it is probable that the economic benefits associated with the transaction will flow to the Company.

In particular, the Company recognizes fees for inpatient addiction treatments proportionately over the term of the patient’s treatment.

Deferred revenue represents monies deposited by the patients for future services to be provided by the Company. Such monies will be recognized into revenue as the patient progresses through their treatment term.

e)	Recent accounting pronouncements

In July 2017, the FASB issued Accounting Standards Update No. (“ASU’’) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in this Update provide guidance about:

1.	Accounting for certain financial instruments with down round features
2.	Replacement of the indefinite deferral for mandatorily redeemable financial instruments of certain non-public entities and certain non-controlling interests

The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260).

The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

2.       Summary of Significant Accounting Policies (continued)

e)	Recent accounting pronouncements (continued)

The amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part 1 of this Update should be applied in either of the following ways: 1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10.

The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.

The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging, an amendment to Topic 815. The amendments in this Update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components 2 and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this Update require an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported.

The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the Update. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The amendments in this ASU deals with the transition and effective dates of implementing to ASU 2014-09, Revenue from contracts with customers, ASU 2016-08, Revenue from contracts with customers, principal versus agent considerations, ASU 2016-10, revenues from contacts with customers; identifying performance obligations and licensing, ASU 2016-12, revenues from contacts with customers, narrow scope improvements and practical expedients, 2016-20, technical corrections and improvements and ASU 2017-05, other income, gains and losses from the derecognition of non-financial assets.

The transition provisions require adoption of Topic 606 for annual reporting periods commencing after December 15, 2017 and the adoption of Topic 842 for annual reporting periods beginning after December 15, 2018 for public business entities, if the requirements of a public business entity as defined in ASU 2017-122 are not met, may adopt Topic 606 for annual reporting periods commencing after December 15, 2018 and for Topic 842 for annual reporting periods commencing after December 15, 2019. Early adoption is permitted of both Topics. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, September 30, 2017 and December 31, 2016.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $1,877,040 accumulated deficit $(14,789,989). As disclosed in note 6, the Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to minimal interest rate risk on its bank indebtedness as there is a balance owing of $11 as of September 30, 2017. This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as it has subsidiaries that operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at September 30, 2017, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $13,217 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

The Company accounts for derivative instruments in accordance with ASC815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2017, the Company had a derivative liability amounting to $148,297.

h)	Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities.” Professional standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.” The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying Common Stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying Common Stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

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

The proceeds realized on disposal have been allocated as follows:

Amount

Proceeds on disposal	$ 7,644,000

Assets sold:
Accounts receivable	113,896
Plant and equipment	109,075
222,971
Liabilities assumed by purchaser
Deferred revenue	(73,799)

Net assets and liabilities sold	149,172

Net profit realized on disposal	$ 7,494,828

4.	Acquisition of subsidiary

On February 14, 2017, the Company acquired 100% of the equity of CCH, from Leon Developments, a company wholly owned by our CEO. The total consideration paid by the Company was CDN$3,517,062, including the assumption of certain liabilities of CCH, which was funded by the assignment to Leon Developments of certain indebtedness owing to the Company in the amount of CDN$659,918 (US$504,442) on the disposal of a subsidiary, 1816191 Ontario, which principal amount had previously been fully provided for during 2015; and the issuance of 60,000,000 shares of the Company’s common stock at US$0.0364 per share for proceeds of $2,184,000.

On June 1, 2017, the Company had the property owned by CCH appraised by an independent valuer, the appraisal obtained was for CDN$10,000,000, which resulted an increase in the value of the assets acquired by $1,146,000 and a corresponding reduction in the excess purchased consideration allocated to the shareholder.

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

4.	Acquisition of subsidiary (continued)

The allocation of the purchase price is as follows:

Amount
Purchase price paid:
Common shares issued to Seller	$ 2,184,000
Receivable assumed by the Seller	504,442
2,688,442
Allocated as follows:

Assets acquired:
Property	7,644,000
Receivable from Ethema Health Corporation	299,743
7,943,743
Liabilities assumed:
Accounts payable and other accruals	158,093
Related party payable to Leon Developments	2,057,392
Mortgage liability owing to Ethema Health Corporation	267,550
Mortgage liability	3,145,550
5,628,575

Net assets acquired	2,315,168

Excess purchase consideration allocated to shareholders compensation	$ 373,274

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

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

5.	Acquisition of the business of Seastone of Delray (continued)

The assets acquired were as follows:

Amount

Purchase price paid:
Cash paid to seller	$ 2,960,000
Deposits previously paid to seller	110,000
Mortgage liability funds	3,000,000
6,070,000
Assets acquired:
Property	4,410,000
Furniture and fixtures	80,000
Intangibles - to be classified	1,438,525
Receivables	141,475
$ 6,070,000

6.	Going concern

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As of September 30, 2017, the Company has a working capital deficiency of $1,877,040 and accumulated deficit of $(14,789,989). Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan, and, or generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

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

7.       Discontinued Operations

On February 14, 2017, the Company completed a series of transactions, including an APA whereby the Company sold certain of the Canadian Rehab Clinic assets. The assets disposed of business represented substantially all of the operating assets of the Canadian Rehab Clinic and has been disclosed as a discontinued operation for comparative purposes as of December 31, 2016 and for the three and nine month period ended September 30, 2017 and 2016. Refer note 2 above.

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

7.	Discontinued Operations (continued)

The assets and liabilities of discontinued operations as of December 31, 2016 is as follows:

December 31, 2016
Current assets
Accounts receivable, net	$ 123,358
Prepaid expenses and other current assets	11,253
Total current assets	134,611
Non-current assets
Plant and equipment, net	129,127
Deposits	-
Total assets	263,738

Current liabilities
Deferred revenues	80,519

Discontinued operation	183,219

The Statement of operations for discontinued operations is as follows:

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016

Revenues	$ -	$ 1,076,303	$ 232,040	$ 2,923,524

Operating expenses
Depreciation and amortization	-	16,586	4,196	47,332
General and administrative	353	197,854	119,058	547,477
Professional fees	-	-	32,818	-
Rent	-	104,881	47,493	284,993
Salaries and wages	-	366,986	201,723	1,178,968
Total operating expenses	353	686,307	405,288	2,058,770

Operating (loss) income	(353)	389,996	(173,248)	864,754

Other (Expense) Income
Other income	-	-	-	21,042
Other expense	-	(28,298)	-	(28,298)
Interest expense	(1,904)	(40,031)	(2,898)	(116,774)
Foreign exchange movements	(215,996)	(2,766)	(124,293)	21,956
Net (loss) income before taxation	(218,253)	318,901	(300,439)	762,680
Taxation	-	-	-	-
Net (loss) income from discontinued operations	$ (218,253)	$ 318,901	$ (300,439)	$ 762,680

Gain on disposal of business	-	-	7,494,828	-

	$ (218,253)	$ 318,901	$ 7,194,389	$ 762,680

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

8.	Due from sale of subsidiary

A net amount of CDN$617,960 was due to the Company on the sale of the Endoscopy Clinic as of December 31, 2016. This amount was past due and had fully provided for as of December 31, 2016.

On February 14, 2017, the Company acquired CCH from Leon Developments and settled a portion of the purchase consideration by assigning the proceeds due to the Company on the sale of the Endoscopy Clinic to Leon Developments. The note together with accrued interest thereon of CDN$41,959 amounted to CDN$659,919 (US$504,442). The provision raised against the note was reversed and the unrecorded interest thereon was recognized during the current period.

On February 14, 2017, the Company sold its Canadian Rehab Clinic for gross proceeds of CDN$10,000,000, of which CDN$1,500,000 (US$1,155,900) has been retained in an escrow account for a period of up to two years in order to guarantee the warranties provided by the Company in terms of the APA. In addition, the Company may earn up to an additional CDN$3,000,000 as a performance payment based on the attainment of certain clinic performance metrics. The Company estimates that the earnout will approximate $663,000 and is accruing this additional amount over a period of twenty-three and a half months. The accrual is recorded as other income, as of September 30, 2017, the company had accrued $169,593 (at closing exchange rates) as additional income.

9.	Property, plant and equipment

Property, plant and equipment consists of the following:

	September 30, 2017			December 31, 2016
	Cost	Amortization and Impairment	Net book value	Net book value

Property	$12,432,237	$(307,253)	$12,124,984	$—
Furniture and fixtures	80,000	(15,000)	65,000	—

	$12,512,237	$(322,253)	$12,189,984	$—

Depreciation expense for the three months ended September 30, 2017 and 2016 was $131,784 and $0, respectively, and for the nine months ended September 30, 2017 and 2016 was $314,190 and $0, respectively.

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

The remaining taxes payable consist of:

●	A payroll tax liability of $154,795 (CDN$193,184) in Greenestone Muskoka which has not been settled as yet.
●	The Company has assets and operates businesses in Canada and is required to disclose these operations to the US taxation authorities, the requisite disclosure has not been made. Management has reserved the maximum penalty due to the IRS in terms of non-disclosure. This noncompliance with US disclosure requirements is currently being addressed. An amount of $250,000 has been accrued for any potential exposure the Company may have.

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

12.	Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	Unamortized Discount	September 30, 2017	December 31, 2016

Labrys Fund, LP	8.0%	August 2, 2017	$ -	$ -	$ -	$ -	$ -

Power Up Lending Group LTD.	12.0%	March 20, 2018	$ 113,500	$ 3,844	$ (70,834)	$ 46,510	$ -

Series L Convertible notes	0.0%	June 30, 2017 to July 17, 2017	-	-	-	-	250,258
			$ 113,500	$ 3,844	$ (70,834)	$ 46,510	$ 250,258
Disclosed as follows:
Short-term portion						$ 46,510	$ 250,258
Long-term portion						-	-
						$ 46,510	$ 250,258

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

Power Up Lending Group LTD

On June 19, 2017, the Company, entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $113,500. The Note has a maturity date of March 20, 2018 and bears interest at the at the rate of eight percent per annum from the date on which the Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the average lowest closing bid prices of the Company’s common stock for the ten trading days prior to conversion. The balance of the Note plus accrued interest at September 30, 2017 was $46,510, net of unamortized discount of $70,834.

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

During January 2017, the Company borrowed a further aggregate principal amount of $71,000 in terms of three senior ranking convertible promissory notes with a maturity date six months from the issue date and bearing interest at 0% per annum. The notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $0.03 per share, subject to certain recapitalization adjustments. In January 2017, it was determined that the beneficial conversion feature related to the discounted note and warrant issuances amounting to $71,000 would be amortized over the life of the loans.

On May 4, 2017, the Company repaid $20,000 of the principal outstanding to one investor. During July and August 2017, the Company repaid a further $144,958 of the principal outstanding to five investors.

During July 2017, five investors converted an aggregate principal amount of $375,011 of convertible notes into 12,500,375 shares of common stock at a conversion price of $0.03 per share.

The amortization charge of the debt discount for the three months and nine months ended September 30, 2017 was $5,917 and $289,711, respectively.

In terms of the Series L Convertible notes issued above, during January 2017, the Company granted three-year warrants to the Series L Convertible noteholders, exercisable for 2,366,667 shares of common stock at an exercise price of $0.03, subject to certain recapitalization adjustments, per share, expiring between January 16 and January 17, 2020. (Refer note 16 (b) below).

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

The Labrys Fund note was repaid in May 2017; therefore, the derivative liability was no longer required, the total derivative liability relating to this note of $183,048 was released to the statement of operations. The value of the Power Up convertible note was re-assessed as of September 30, 2017 and a further charge of $19,329 was made to the statement of operations. The value of the derivative liability will be re assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

Nine months ended September 30, 2017

Calculated stock price	$0.03 to $0.06
Risk free interest rate	0.64% to 1.31%
Expected life of convertible notes	3 to 9 months
expected volatility of underlying stock	134.9% to 198.48%
Expected dividend rate	0%

The movement in derivative liability is as follows:

Nine months ended September 30, 2017

Opening balance	$ -
Derivative liability arising from convertible notes	223,500
Fair value adjustment to derivative liability	(75,203)
$ 148,297

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

14.	Related Party Transactions

Greenstone Clinic Inc.

As of September 30, 2017 and December 31, 2016, the Company had a payable of $0 and $79,592, respectively. Greenstone Clinic Inc., is controlled by one of the Company’s directors. The balance payable is noninterest bearing, not secured and has no specific repayment terms.

1816191 Ontario

As of September 30, 2017, and December 31, 2016, the Company had a payable of $16,855 and $70,763, respectively, to 1816191 Ontario, the Endoscopy Clinic, which was sold at the end of the prior year. The payable is noninterest bearing, and has no specific repayment terms.

Shawn E. Leon

As of September 30, 2017, and December 31, 2016 the Company had a receivable of $15,756 and a payable of $8,492, respectively to Shawn E. Leon, a director and CEO of the Company. The balances receivable and payable are noninterest bearing and have no fixed repayment terms.

Mr. Leon was paid management fees of $193,156 during the nine months ended September 30, 2017. In addition to this the Company recorded a once off compensation expense in other expenses, relating to the excess of the fair value of the assets acquired in Cranberry Cove Holdings, Ltd. Mr. Leon is the owner of Leon Developments, the counterparty in the acquisition of the Cranberry Cove subsidiary referred to in note 1 and 3 above.

Leon Developments, Ltd.

The Company acquired CCH from Leon Developments, Ltd., on February 14, 2017, refer note 1 and 3 above. CCH owns the facility utilized by the Canadian Rehab Clinic which was sold to a third party on February 14, 2017. CCH owed CDN $2,692,512 to Leon Developments. The amount owing to Leon Developments Ltd., as of September 30, 2017 was $1,740,018.

Cranberry Cove Holdings Ltd.

The Company acquired CCH on February 14, 2017. CCH owns the real estate previously utilized by the Canadian Rehab Clinic and now utilized by the purchaser of the business. As of December 31, 2016, the Company had a receivable of $84,867 from CCH.

Prior to the acquisition of CCH, the Company paid rental expense to CCH of $47,493 for the period ended September 30, 2017 and $100,203 and $271,364 for the three and nine months ended September 30, 2017, respectively.

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

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

15.	Loans payable (continued)

The loans payable is as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	September 30, 2017	December 31, 2016

Cranberry Cove Holdings
First Mortgage	8.0%	August 14, 2017	$ -	$ -	$ -	$ -
Second Mortgage	12.0%	November 4, 2018	-	-	-	-
Pace Mortgage	4.2%	July 19,2022	4,391,140	5,558	4,396,698	-
Seastone of Delray
Mortgage	5.0%	February 13, 2020	2,982,280	$ 12,426	2,994,706	-
			$ 7,373,420	$ 17,984	$ 7,391,404	$ -
Disclosed as follows:
Short-term portion					$ 158,534	$ -
Long-term portion					7,232,870	-
					$ 7,391,404	$ -

The aggregate amount outstanding is payable as follows:

Amount

2017	$ 38,438
2018	134,673
2019	140,707
2020	3,032,025
2021	116,262
Thereafter	3,929,299
Total	$ 7,391,404

Cranberry Cove Holdings

First Mortgage

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

This mortgage was repaid in full on July 21, 2017 out of the proceeds derived from a new mortgage agreement entered into on July 19, 2017, see below.

Second Mortgage

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

This mortgage was repaid in full on July 21, 2017 out of the proceeds derived from a new mortgage agreement entered into on July 19, 2017, see below.

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

15.	Loans payable (continued)

Pace Mortgage

On July 19, 2017, Cranberry Cove Holdings, LTD. (“CCH”), a wholly owned subsidiary closed on a loan agreement in the principal amount of CDN$5,500,000. The loan is secured by a first mortgage on the premises owned by CCH located at 3571 Muskoka Road 169, Bala, Ontario (the “Property”). The Loan bears interest at the fixed rate of 4.2% with a 5-year primary term and a 25-year amortization. The Company has guaranteed the Loan and the Company’s chief executive officer and controlling shareholder also has personally guaranteed the Loan. CCH and the Company have granted the Lender a general security interest in its assets to secure repayment of the Loan. The loan is amortized with monthly installments of CDN $29,531.

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

On February 14, 2017, in terms of the acquisition of 100% of the capital stock of Cranberry Cove Holdings Ltd. (“CCH”) from Leon Developments, the Company funded a portion of the acquisition by the issuance of 60,000,000 shares of the Company’s common stock at a market value of US$0.0364 per share, totaling $2,184,000, refer note 1 and 3 above.

On May 30, 2017, the Company issued 100,000 common shares to a vendor in lieu of services rendered at a market value of US$0.04 per share.

During July 2017, five Series L Convertible note holders exercised their conversion rights and converted an aggregate principal amount of $375,011 into 12,500,375 shares of common stock at a conversion price or $0.03 per share.

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

The fair value of Warrants awarded during the nine months ended September 30, 2017 were valued at $94,620 using the Black Scholes pricing model utilizing the following weighted average assumptions:

Nine months ended September 30, 2017

Calculated stock price	$0.04
Risk free interest rate	1.48%
Expected life of warrants (years)	3 years
expected volatility of underlying stock	398%
Expected dividend rate	0%

The movements in warrants is summarized as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2016	6,300,000	$ 0.0033 to $0.03	$ 0.14
Granted	19,337,409	0.03	0.0300
Forfeited/cancelled	(6,000,000)	0.15	0.1500
Exercised	-	-	-
Outstanding December 31, 2016	19,637,409	$ 0.0033 to $0.03	0.0300
Granted	2,366,666	0.03	0.0300
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Outstanding September 30, 2017	22,004,075	$ 0.033 to $0.03	$ 0.0300

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

16.	Stockholders’ equity (deficit) (continued)

b)	Warrants (continued)

The following table summarizes information about warrants outstanding at September 30, 2017:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.0033	300,000	*		300,000
$0.03	21,704,075	2.44		21,704,075

	22,004,075	2.44	$ 0.03	22,004,075	$ 0.03

*       In terms of an agreement entered into with an investor relations company, 300,000 warrants were to be issued as part of the Investor Relations Agreement. These warrants have not been issued as yet, therefore the warrant terms are uncertain.

All of the warrants outstanding as of September 30, 2017 are vested. The warrants outstanding as of September 30, 2017 have an intrinsic value of $668,123.

c)	Stock options

Our board of directors adopted the GreeneStone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long- term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 480,000 options as of September 30, 2017 under the Plan.

No options were issued, exercised or cancelled for the period under review.

The following table summarizes information about options outstanding as of September 30, 2017.

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.12	480,000	2.08		480,000

	480,000	2.08	$ 0.12	480,000	$ 0.12

As of September 30, 2017, there was no unrecognized compensation costs related to these options and the intrinsic value of the options is $0.

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

17.	Segment information

Due to the recent acquisition of the Cranberry Cove subsidiary on February 14, 2017, the Company has two reportable operating segments;

a.	Rental income from the property owned by Cranberry Cove subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, during the nine months ended September 30, 2017, these services were provided to customers at our Seastone of Delray business acquired on February 14, 2017. The Rehabilitation services provided by our Canadian Rehab Center for the nine months ended September 30, 2017 and 2016 are reported under discontinued operations and have not been reported as part of the Segment Information.

The segment operating results of the reportable segments are disclosed as follows:

	Three months ended September 30, 2017
	Rental Operations	In-Patient services	Total

Revenue	$ 83,837	$ 564,461	$ 648,298
Operating expenditure	158,808	398,160	556,968

Operating (loss) income	(74,971)	166,301	91,330

Other (expense) income
Other income	-	67,596	67,596
Interest expense	(38,714)	(47,657)	(86,371)
Amortization of debt discount	-	(13,052)	(13,052)
Loss on change in fair value of derivative liability	-	(19,329)	(19,329)
Foreign exchange movements	(18,320)	71,614	53,294
Net loss before taxation from continuing operations	(132,005)	225,473	93,468
Taxation	-	-	-
Net loss from continuing operations	$ (132,005)	$ 225,473	$ 93,468

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

17.	Segment information (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Nine months ended September 30, 2017
	Rental Operations	In-Patient services	Total

Revenue	$ 203,962	$ 1,169,066	$ 1,373,028
Operating expenditure	294,673	1,635,041	1,929,714

Operating loss	(90,711)	(465,975)	(556,686)

Other (expense) income
Other income	-	635,904	635,904
Other expense	(373,274)	(19,264)	(392,538)
Interest income	-	32,074	32,074
Interest expense	(136,902)	(106,090)	(242,992)
Amortization of debt discount	-	(442,377)	(442,377)
Loss on change in fair value of derivative liability	-	75,203	75,203
Foreign exchange movements	(18,320)	(92,732)	(111,052)
Net loss before taxation from continuing operations	(619,207)	(383,257)	(1,002,464)
Taxation	-	-	-
Net loss from continuing operations	$ (619,207)	$ (383,257)	$ (1,002,464)

The operating assets and liabilities of the reportable segments are as follows:

	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$—	$8,878	$8,878
Assets
Current assets	6,391	1,011,561	1,017,952
Non-current assets	7,825,234	7,174,787	15,000,021
Liabilities
Current liabilities	(2,333,270)	(561,722)	(2,894,992)
Non-current liabilities	(4,311,464)	(2,921,406)	(7,232,870)
Intercompany balances	(1,813,184)	1,813,184	—
Net (liability) asset position	$(626,293)	$6,516,404	$5,890,111

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

18.	Net loss (income) per common share

For the three months ended September 30, 2017, 480,000 options to purchase shares of common stock; 22,004,075 warrants to purchase shares of common stock and convertible notes convertible into 3,721,311 shares of common stock at the Company’s share price on September 30, 2017, were excluded from the calculation of earnings per share as the result would have been anti-dilutive.

For the three months ended September 30, 2016 the computation of basic and diluted earnings per share is as follows:

	Amount	Number of shares	Per share amount

Basic earnings per share
Net loss per share from continuing operations	$ (181,930)	48,738,855	$ -
Net income per share from discontinued operations	318,901	48,738,855	$ -

Basic income per share	136,971	48,738,855	-

Effect of dilutive securities

Warrants	-	266,700
Options	-	-

Diluted earnings per share
Net loss per share from continuing operations	(181,930)	49,005,555	-
Net income per share from discontinued operations	318,901	49,005,555	-

	$ 136,971	49,005,555	$ -

For the nine months ended September 30, 2017 the computation of basic and diluted earnings per share is as follows:

	Amount	Number of shares	Per share amount

Basic earnings per share
Net loss per share from continuing operations	$ (1,002,464)	102,455,451	$ (0.01)
Net income per share from discontinued operations	7,194,389	102,455,451	$ 0.07

Basic income per share	6,191,925	102,455,451	0.06

Effect of dilutive securities

Warrants	-	14,856,699
Options	-	-

Diluted earnings per share
Net loss per share from continuing operations	(1,002,464)	117,312,150	(0.01)
Net income per share from discontinued operations	7,194,389	117,312,150	0.06

	$ 6,191,925	117,312,150	$ 0.05

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

18.	Net loss (income) per common share

For the nine months ended September 30, 2016 the computation of basic and diluted earnings per share is as follows:

	Amount	Number of shares	Per share amount

Basic earnings per share
Net loss per share from continuing operations	$ (413,294)	48,158,563	$ -
Net income per share from discontinued operations	762,680	48,158,563	$ -

Basic income per share	349,386	48,158,563	-

Effect of dilutive securities

Warrants	-	266,700
Options	-	-

Diluted earnings per share
Net loss per share from continuing operations	(413,294)	48,425,263	-
Net income per share from discontinued operations	762,680	48,425,263	-

	$ 349,386	48,425,263	$ -

19.	Commitments and contingencies

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

The Company is not current in its tax filings as of September 30, 2017.

The Company has accrued $250,000 for not filing certain required returns in the United States.

The Company is also currently evaluating potential tax liabilities due to the gain on disposal of our Canadian Rehab Clinic.

The total tax liabilities, including penalties and interest could be significant and adversely impact stockholder value.

ETHEMA HEALTH CORPORATION

(formerly Greenstone Healthcare Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

21.	Subsequent events

On August 3, 2017, the Company entered into an agreement to acquire a property at 45 West 17th Street, Riviera Beach, Florida, including the completion of the construction of a 20 bed in-patient detoxification facility and the licensing approvals to operate a detoxification facility for a total purchase consideration of $3,000,000, of which $1,000,000 of the financing is to be provided by the seller, bearing interest at 7% per annum for a 22-month period. This agreement is subject to a successful closing on or before November 17, 2017, after which date it may be cancelled by either party.

This agreement was subsequently cancelled and all deposits paid were returned.

 On October 31, 2017 and November 6, 2017, Eileen Greene, the spouse of the CEO, advanced the company CDN $575,000 and CDN $327,000, respectively. The terms of the advance are undecided to date. The proceeds of these advances were used to make the initial down payments, as discussed below.

On November 6, 2017, the Company, entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $103,000. The Note has a maturity date of August 15, 2018 and bears interest at the at the rate of twelve percent per annum from the date on which the Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Note in terms of agreement at a prepayment penalty ranging from 112% to 130% of the balance outstanding. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company's common stock at a conversion price equal to 61% of the lowest closing bid price of the Company's common stock for the ten trading days prior to conversion. The proceeds of this note was also used to fund the initial down payment, as discussed below.

On November 2, 2017, the Company entered into an agreement to purchase certain buildings in West Palm Beach, Florida, totalling approximately 80,000 square feet on which the current tenant operates a substance abuse center for a consideration of $20,080,000. The Company is obligated to make certain non-refundable down payments of $2,210,000. The closing of this transaction is expected to take place on February 28, 2018 or at an earlier date agreed to by the parties.

Other than disclosed above, the Company has evaluated subsequent events through the date of the unaudited condensed consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the consolidated financial statements and the other information set forth in our Annual Report on Form 10- K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on April 17, 2017. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

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

Results of Operations

For the three months ended September 30, 2017 and the three month months ended September 30, 2016

Revenue

Revenues was $648,298 and $0 for the three months ended September 30, 2017 and 2016, respectively, an increase of $648,298. The Company disposed of its Canadian Rehab Clinic on February 14, 2017 and simultaneously acquired the operations of Seastone of Delray. Revenue includes rental income of $83,837 earned by our recently acquired Cranberry Cove subsidiary. The revenues earned for patient treatments from the Canadian Rehab Clinic have been reclassified to discontinued operations. There is no meaningful comparative data to compare our revenues.

Operating Expenses

Operating expenses was $556,968 and $192,193 for the three months ended September 30, 2017 and 2016, respectively, an increase of $364,775, or 189.8%. The operations of the Canadian Rehab Clinic been reclassified to discontinued operations as the business unit was sold effective February 14, 2017.

The operating expenses incurred during the prior three month period are minimal and consisted primarily of payroll costs of $89,934, management fees of $45,742 and professional fees of $47,135.

The operating expenses in the current period include the following:

●	General and administrative expenses of $170,491, primarily operating costs incurred by our recently acquired Seastone of Delray business, including management fees of $42,705.
●	Professional fees of $53,830, primarily legal fees related to corporate activity and the recent corporate restructure
●	Salaries and wages of $200,863, primarily related to the Seastone acquisition
●	Depreciation of $131,784, related to the assets of our recently acquired subsidiary Cranberry Cove Holdings and of the acquisition of the Seastone business on February 14, 2017.

Operating income (loss)

Operating income (loss) amounted to $91,330 and $(192,193) for the three months ended September 30, 2017 and 2016, respectively, an improvement of $283,523 or 147.5%, primarily due to our Seastone operations which has been profitable during the current quarter, offset by corporate operating expenses.

Other income

Other income was $67,596 and $60,000 for the three months ended September 30, 2017 and 2016, respectively, an increase of $7,596 or 12.7%. Other income in the current period represents expected additional earnout payments on the disposal of the Canadian Rehab Clinic in February 2017. Other income in the prior period, consisted of the sale of mineral rights owned by the holding company prior to its transformation to a rehabilitation enter.

Other expense

Other expense was $0 and $12,250 for the three months ended September 30, 2017, a decrease of $12,250 or 100.0%.

Interest expense

Interest expense was $86,371 and $8,598 for the three months ended September 30, 2017 and 2016, respectively, an increase of $77,773, the increase is primarily due to interest due on the new mortgage loans which replaced the mortgage loans assumed by the Company when it acquired Cranberry Cove Holdings, Ltd and on the purchase money mortgage loan entered into to acquire the properties associated with Seastone of Delray.

Debt Discount

Debt discount was $13,052 and $39,988 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $26,936 or 67.4% and represents the amortization of the value of the warrants issued in terms of the convertible loan agreements entered into during December 2016 and January 2017 and the amortization of the fair value of the beneficial conversion feature of convertible notes issued to note holders during June 2017, the fair value of the warrants and the beneficial conversion feature are amortized over a six to nine month period, the term of the underlying convertible securities.

Derivative liability movement

Derivative liability movement was $19,329 and $0 for the three months ended September 30, 2017 and 2016, respectively, an increase of $19,329 or 100%. This movement represents the mark to market of the derivative liabilities arising on the beneficial conversion feature of the variable priced notes issued to note holders in June 2017.

Foreign exchange movements

Foreign exchange movements were $53,294 and $11,099 for the three months ended September 30, 2017 and 2016, respectively, and represents the realized exchange gains, on monetary assets and liabilities settled during each period as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net (loss) income from discontinued operations

The net (loss) income from discontinued operations was $(218,253) and $318,901, for the three months ended September 30, 2017 and 2016, respectively, an increase in loss of $537,154, or 168.4%. The current period loss is made up primarily of foreign exchange loss of $215,996 due to the mark to market of assets denominated in Canadian Dollars in our discontinued Canadian operation. professional fees, penalties and a foreign currency loss realized on the remaining assets in the discontinued operation. The discontinued operation has significant receivables from the Group and from the disposal of the rehab clinic, the Canadian Dollar has strengthened against the US Dollar during the current period, giving rise to the foreign currency loss.

The prior income from discontinued operations represents the trading operations of the Canadian Rehab clinic.

Net (loss) income

Net (loss) income was $(124,785) and $136,971 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $261,756 or 191.1% primarily due to the foreign currency loss on the mark to market of Canadian assets reported under discontinued operations.

For the nine months ended September 30, 2017 and the nine months ended September 30, 2016.

Revenue

Revenues was $1,373,028 and $0 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $1,373,028. The Company disposed of its Canadian Rehab Clinic on February 14, 2017 and simultaneously acquired the operations of Seastone of Delray. Revenue includes rental income of $203,962 earned by our recently acquired Cranberry Cove subsidiary. The revenues earned for patient treatments from the Canadian Rehab Clinic have been reclassified to discontinued operations. There is no meaningful comparative data to compare our revenues.

Operating Expenses

Operating expenses was $1,929,714 and $398,433 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $1,531,281 or 384.3%. The operations of the Canadian Rehab Clinic been reclassified to discontinued operations as the business unit was sold effective February 14, 2017.

The operating expenses incurred during the prior nine month period consisted primarily of Investor relations fees of $57,100, management fees of $92,319, professional fees of $122,180 and payroll costs of $110,934.

The operating expenses in the current nine month period include the following:

●	General and administrative expenses of $578,931, primarily management fees of $241,923 charged by our CEO and operating costs incurred by our recently acquired Seastone of Delray business, which are individually insignificant to discuss separately;
●	Professional fees of $453,034, primarily legal fees related to the recent corporate restructure;
●	Salaries and wages of $583,559, primarily related to the payroll costs in our recently acquired Seastone operation.
●	Depreciation of $314,190 for the assets of our recently acquired subsidiary Cranberry Cove Holdings and of the acquisition of the Seastone business on February 14, 2017.

Operating loss

Operating loss amounted to $(556,686) and $(398,433) for the nine months ended September 30, 2017 and 2016, respectively, an increase of $(158,253) or 39.7%, primarily due to the additional professional fees incurred on the corporate restructure, management fees paid and depreciation expense during the current period, offset by the revenues earned from our Seastone operation of $1,373,028.

Other income

Other income was $635,904 and $72,507 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $563,397. Other income in the current period consists of the reversal of a provision raised against a receivable on the disposal of the Endoscopy Clinic in prior years amounting to $472,368, the receivable was assigned to Leon Developments as part of the purchase consideration paid on the acquisition of Cranberry Cove and an accrual of $162,536 relating to expected proceeds on the earnout provision of the Canadian Rehab Clinic disposal.

Other expense

Other expense was $392,538 and $12,250 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $380,288. Other expense consists of; i) $373,274 of the excess of the purchase price paid over the fair market value of the assets of Cranberry Cove Holdings Ltd. This expenditure is classified as once-off compensation expense to our CEO who owns 100% of Leon Developments, the counterparty to the purchase of the Cranberry Cove Subsidiary; and ii) $19,265 representing the loss realized on disposing of a portion of the mortgage owned by the Company in CCH, at a discount to face value.

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

Interest expense

Interest expense was $242,992 and $15,701 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $227,291, the increase is primarily due to interest due on the mortgage loans assumed by the Company when it acquired Cranberry Cove Holdings, Ltd and on the purchase money mortgage loan entered into to acquire the properties associated with Seastone of Delray.

Debt Discount

Debt discount was $442,377 and $73,250 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $368,827. The charge during the current period represents the amortization of the value of the warrants issued in terms of the convertible loan agreements entered into during December 2016 and January 2017 and the amortization of the fair value of the beneficial conversion feature of convertible notes issued to note holders during February 2017 and June 2017, the fair value of the warrants and the beneficial conversion feature are amortized over a six to nine month period, the term of the underlying convertible securities. The $73,250, incurred in the prior period represents the amortization of the value of warrant and original issue discount attached to a short-term loan.

Derivative liability movement

Derivative liability movement was $75,203 and $0 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $75,203 or 100%. This movement represents the mark to market of the derivative liabilities arising on the beneficial conversion feature of the variable priced notes issued to note holders in June 2017. The February note was prepaid in May 2017 and an additional note was issued in June 2017.

Foreign exchange movements

Foreign exchange movements were $(111,052) and $13,833 for the nine months ended September 30, 2017 and 2016, respectively, represents the realized exchange losses and gains, respectively, on monetary assets and liabilities settled during each period as well as mark to market adjustments on monetary assets and reflected on the balance sheet and denominated in Canadian Dollars.

Net income from discontinued operations

The net income from discontinued operations was $7,194,389 and $762,680, for the nine months ended September 30, 2017 and 2016, respectively, an increase of $6,431,708.

The current period income is primarily made up as follows:

●	Operating loss of $300,439, the operations were disposed of on February 14, 2017, and the loss includes expenditure incurred to dispose of the operation.
●	Profit on sale of the business of the Canadian Rehab Clinic of $7,494,828 represents the excess of the proceeds received over the assets disposed of as reflected in note 1 and 3 to the unaudited condensed consolidated financial statements.

The prior period income primarily represents the operating income of the discontinued Canadian Rehab Clinic of $912,086, other income of $21,042 on insurance proceeds received for fire damage, interest expense of $116,774, primarily related to outstanding tax liabilities which have now been settled, depreciation of 47,332 and net foreign exchange gains of $21,956.

Net income

Net income was $6,191,925 and $349,386 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $5,842,539, primarily due to the profit realized on the sale of the Canadian Rehab clinic of $7,494,828, the reversal of the provision raised against the loan on sale of the Endoscopy clinic of $472,368, offset by the compensation charge of $373,274 relating to the acquisition of Cranberry Cove, and the amortization of $442,377 of debt discount during the current period.

Liquidity and Capital Resources

The following table summarizes working capital as of September 30, 2017 and December 31, 2016.

Current Assets	$1,017,952	$275,575	$742,377
Current Liabilities	(2,894,992)	(3,637,111)	742,119
Working capital Deficit	$(1,877,040)	$(3,361,536)	$1,484,496

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

The Company borrowed an additional $294,500 in terms of convertible short-term notes during the period January to September 2017, of which $130,000 was paid during the current period. A further $111,554 was realized on the sale of portion of the mortgage owned by the Holding Company on the Cranberry Cove properties. The Company raised a new mortgage on the Cranberry Cover properties of CDN $5,500,000 ($4,367,000), the proceeds which were used to repay the existing first and second mortgage of $3,327,144, the redemption of $144,958 of the convertible notes and the balance for working capital purposes. We estimate that the Company will require an additional $1,000,000 for working capital purposes. The Company will also need to raise additional funding to meet the minimum deposit requirements and to acquire certain buildings in West Palm Beach, Florida, disclosed under the subsequent events note in the notes to the unaudited condensed consolidated financial statements above. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as high and remains unchanged from the prior year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that due to a lack of segregation of duties the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During July 2017, the Company issued 12,500,375 shares of common stock on the conversion of $375,011 of convertible debt.

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

101.	PRE Taxonomy Extension Presentation *

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHEMA HEALTH CORPORATION

Date: November 20, 2017

By:/s/ Shawn E. Leon Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer)	November 20, 2017
Shawn Leon	Chief Financial Officer (Principal Financial Officer)
/s/ John O’Bireck	Director	November 20, 2017
John O’Bireck
/s/ Gerald T. Miller	Director	November 20, 2017
Gerald T. Miller

