Form 10-K
period 2017-12-31
ETHEMA HEALTH Corp
filed 2018-04-17
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number: 000-15078

Ethema Health Corporation

(Exact name of registrant as specified in its charter)

Colorado 84-1227328

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

810 Andrews Avenue

Delray Beach, Florida 33483

(Address of principal executive offices)

(561) 450-7679

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered under Section 12(g) of the Act:

Common Stock, $0.01 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2017, based on a closing share price of $0.06 was approximately $2,962,022. As of April 10, 2018, the registrant had 122,989,230 shares of its common stock, par value $0.01 per share, outstanding.

ETHEMA HEALTH CORPORATION

YEAR ENDED DECEMBER 31, 2017

PART I

Item 1. Business.

Company History

Ethema Health Corporation (the “Company” or “Ethema”), a Colorado corporation was incorporated under the laws of the State of Colorado on April 1, 1993, and is the surviving company of a merger, effective February 1, 1995, between the Company and Nova Natural Resources Corporation, a Delaware corporation (“Nova Delaware”). The merger was effectuated solely for the purpose of changing the Company’s domicile from Delaware to Colorado. At all times prior to 2001, the Company was engaged in the oil and gas exploration business. Nova Delaware was the successor entity to Nova Petroleum Corporation, a Delaware corporation, and Power Resources Corporation, a Delaware corporation, which merged in 1986 (“the 1986 Merger”). Prior to the 1986 Merger, Nova Petroleum Corporation and Power Resources Corporation had operated since 1979 and 1972, respectively. In 2001, the Company entered into the electronics business and this business was active in 2001 and 2002, as part of the Torita Group. After 2002, the Company continued with various stages of development in this business until 2010.

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

On May 15, 2010, the Company secured a sublease of space (which was previously the Rothbart Pain Clinic) of approximately 8,000 sq. ft. to be used as the Company’s executive offices and to run an endoscopy clinic. The Endoscopy clinic was subsequently sold. The Company, through its wholly owned subsidiary GreeneStone Clinic Muskoka Inc. (“GreeneStone Muskoka”), also entered into a lease with the owner of the Muskoka premises on April 1, 2011 and provided mental health and addiction treatment services and operated an in patient addiction treatment center at this location.

During December 2016, the Company obtained a license to operate and provide addiction treatment healthcare services in Florida, USA. The company commenced operations under this license with effect from January 2017.

On February 14, 2017, the Company completed a series of transactions (referred to collectively as the “Restructuring Transactions”), including a Share Purchase Agreement (the “SPA”) whereby the Company acquired 100% of the stock of Cranberry Cove Holdings Ltd. (“CCH”), which held the real estate on which the Company’s GreeneStone Muskoka operated, an asset purchase agreement (the “APA”) and lease (the “Lease”) whereby the Company sold certain of the GreeneStone Muskoka business assets and leased the real estate to the buyer, and a real estate purchase agreement and asset purchase agreement whereby the Company purchased the real estate and business assets of Seastone Delray (the “Florida Purchase”).

The Share Purchase Agreement

Under the SPA, the Company acquired 100% of the stock of CCH from Leon Developments Ltd. (“Leon Developments”), a company wholly owned by Shawn E. Leon, who is the President, CEO, and CFO of the Company (“Mr. Leon”). CCH owns the real estate on which GreeneStone Muskoka is located. The total consideration paid by the Company was CDN$3,517,062, including the assumption of certain liabilities of CCH, which was funded by the assignment to Leon Developments of certain indebtedness owing to the Company in the amount of CDN$659,918, and the issuance of 60,000,000 shares of the Company’s common stock to Leon Developments, valued at US$0.0364 per share.

The Asset Purchase Agreement and Lease

Under the APA, the assets of the GreeneStone Muskoka were sold by the Company, through its subsidiary, GreeneStone Muskoka, to Canadian Addiction Residential Treatment LP (the “Purchaser”), for a total consideration of CDN$10,000,000, plus an additional performance payment of up to CDN$3,000,000 as a performance payment to be received in 2019 if certain clinic performance metrics are met. The Purchaser completed the sale with cash proceeds to the Company of CDN$10,000,000, of which CDN$1,500,000 will remain in escrow for up to two years to cover indemnities given by the Company. The proceeds of the GreeneStone Muskoka asset sale were used to pay down certain tax debts and operational costs of the Company and to fund the Florida Purchase, mentioned below.

Through the APA, substantially all of the assets of GreeneStone Muskoka were sold, leaving Ethema with only the underlying clinic real estate, which the Company, through its newly acquired subsidiary, CCH concurrently leased to the Purchaser. The Lease is a triple net lease and provides for a five (5) year primary term with three (3) five-year renewal options, annual base rent for the first year at CDN$420,000 with annual increases, an option to tenant to purchase the leased premises and certain first refusal rights.

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

On April 4, 2017 the Company changed its Corporate name from Greenestone Healthcare Corporation to Ethema Health Corporation.

Recent Developments

On November 2, 2017, Ethema entered into an Agreement of Purchase and Sale (the “Agreement”) to purchase from AREP 5400 East Avenue LLC, a Delaware limited liability company (“Seller”) certain buildings in West Palm Beach, Florida, totaling approximately 80,000 square feet, on which the present tenant operates a substance abuse treatment center (the “Property”). The purchase price of the Property is $20,530,000, and the Company is obligated under the Agreement to make a series of nonrefundable down payments totaling $2,210,000. The closing of the transaction, which is subject to standard due diligence, conditions to closing and deliverables, is scheduled to occur on May 8, 2018 , or such earlier date as is agreed upon by the parties.

On December 1, 2017, Ethema and its wholly owned subsidiaries Ethema Clinic Muskoka Inc.(“previously GreeneStone Clinic Muskoka Inc.), an Ontario corporation, CCH, an Ontario corporation and Seastone, a Florida limited liability company (the “Subsidiaries”) closed on a private offering (the “Private Offering”) to raise up to USD$1,500,000 in capital. Pursuant to the Private Offering, the Company and the Subsidiaries jointly and severally issued one senior secured convertible promissory note (the “Note”), bearing a principal amount of up to $1,650,000 in total, to Leonite Capital, LLC, a Delaware limited liability company (the “Investor”). The Note bears interest at the rate of 6.5% per annum. The initial draw under the Note was $300,000 with a $150,000 original issue discount for a total of $450,000. The Company issued the Investor 1,650,000 shares of the Company’s common stock in connection with the closing and paid $20,000 of the Investor’s legal fees. The Note’s initial maturity date is June 1, 2018. During the term of the Note the Company and the Subsidiaries will be obligated to make monthly payment of accrued and unpaid interest. The Note contains Company and Subsidiary representations and warranties, covenants, events of default, and registration rights. The amounts due under the Note are convertible, at the Investors request, into shares of the Company’s common stock at an initial price of $0.06 per share, subject to adjustment.

On December 29, 2017, effective as of December 1, 2017, the Company and the Subsidiaries entered into an Amended and Restated Senior Secured Convertible Promissory Note (the “A&R Note”), which note amends and restates the Note to (a) extend the maturity date to December 1, 2018; (b) remove CCH as an obligor; (c) increase the interest rate by 2.00% per annum; and (d) issue an additional 250,000 shares of the Company’s common stock to the Investor. In connection with the execution of the A&R Note, the parties entered into (i) a Securities Purchase Agreement; (ii) a Warrant Agreement under which the Investor will have the right to purchase up to 27,500,000 shares of the Company’ common stock for $0.10 per share, subject to adjustment, for a period of five years (the “Warrant”); (iii) a Security and Pledge Agreement and a General Security Agreement under which the Company and the Subsidiaries will grant the Investor a blanket lien on their assets, and the Company will pledge its equity ownership in the Subsidiaries; and (iv) a First Amendment to the A&R Note, effective January 2, 2018 (the “First Amendment” and together with the foregoing agreements the “Ancillary Agreements”). At the execution of the Note, the Investor funded an initial tranche of $300,000. Thereafter the Investor funded a second tranche of $156,136. Upon the execution of the A&R Note the Investor funded a third tranche of $100,000. Upon the execution of the First Amendment the Investor funded a final tranche of $850,000, with the remaining $93,764 of availability under the A&R Note, as amended, serving as a holdback pursuant to the terms of the First Amendment.

Corporate Structure

During 2017, the Company disposed of its wholly owned, operating subsidiary, GreeneStone Muskoka and formed two new subsidiaries, Seastone Delray Healthcare, LLC (“Seastone Delray”) and Delray Andrews RE, LLC (“Delray Andrews”), both Florida limited liability companies. The Company acquired, from Leon Developments, 100% of the stock of CCH, the owner of the real estate which houses Greenestone Muskoka, and subsequently leased the clinic real estate to the purchaser of the GreeneStone Muskoka assets. The Company also acquired the business of Seastone Delray and certain real property in Delray Beach, and is currently operating it through its subsidiary, Seastone Delray.

Employees

As of December 31, 2017, Ethema Health Corporation had 14 employees .

Marketing

The addiction treatment business in the USA operates as an Insured Healthcare service. Our marketing efforts are long term processes of establishing relationships with relevant professionals and our treatment staff. We use industry specific conferences and functions to network with these professionals.

Approximately 70% of our clients are sourced via the Internet. This is the single biggest focus for our marketing team, Search Engine Optimization (SEO) is very important and the Company aggressively seeks the maximum cost/benefit relationships with specialist firms in this field. We believe our marketing efforts are successful and effective.

Competition

There are a significant amount of treatment facilities in the United States, we compete with these clinics for patients who are typically covered by Insured Healthcare services.

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

Item 1B. Unresolved Staff Comments none.

Item 2. Properties.

Ethema Executive Offices

The Company’s executive offices are located in our owned premises at 810 Andrews Avenue, Delray Beach, Florida, USA.

Greenestone Muskoka Treatment Facility

The Greenestone Muskoka Treatment Facility is located in Bala, Ontario at 3571 Highway 169. The property is 43 acres in size and contains approximately 48,000 square feet of buildings. The property is owned by Ethema’s wholly owned Canadian subsidiary CCH and has been leased to the new owner of the Muskoka Clinic for a term of five years, which ends on February 28, 2022. The Lease gives the tenant an option to extend for three additional five (5) year terms, an option to purchase the property at any time for a purchase price of $7,000,000 in the first thirty six (36) months of the term and thereafter at a purchase price increased by $1,500,000 for each successive year up to a maximum of $10,000,000, and a right of first refusal in the event of a sale to a third party.

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

Item 3. Legal Proceedings.

A former employee has filed suit against the Company asserting wrongful dismissal, claiming damages between CDN$43,500 and CDN$50,000 this matter was settled for CDN14,070, including applicable legal feews, the settlement remains unpaid as the plaintiff has not signed the minutes of settlement..

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

The Company’s common stock is quoted on the Over-the-counter Market (the “OTCQB”) under the symbol “GRST”. The Company was sponsored by the market maker Wilson Davis & Co. from Salt Lake City, Utah, which filed a Form 15c2-11 application with the Financial Industry Regulatory Authority (“FINRA”) for the Company in 2011. This application was approved by FINRA in February 2012, and Wilson Davis & Co. first quoted the stock in March 2012.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	HIGH	LOW

Fiscal Year 2017
First quarter	$0.08	$0.02
Second quarter	$0.06	$0.03
Third quarter	$0.09	$0.05
Fourth quarter	$0.09	$0.05

Fiscal Year 2016
First quarter	$0.08	$0.02
Second quarter	$0.06	$0.02
Third quarter	$0.06	$0.03
Fourth quarter	$0.03	$0.02

Quotations on the OTCBB reflect bid and ask quotations, may reflect interdealer prices, without retail markup, markdown or commission and may not represent actual transactions.

(b)	Holders

The number of record holders of the Company’s common stock as of April 11, 2018 is 144.

(c)	Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2017, there were 10,000,000 common securities authorized for issuance under the Company’s 2013 Stock Option Plan (which was previously approved by security holders) of which there were 480,000 options outstanding as of December 31, 2017.

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

The following is a summary of the securities transactions during the year ended December 31, 2017:

1.	On February 2, 2017, the Company entered into a Securities Purchase Agreement with an investor whereby the Company borrowed $100,000 in exchange for a convertible promissory note of $110,000 in terms of an unsecured convertible promissory note with a maturity date of August 2, 2017. The note bore interest at a rate of 8% per annum. The note was convertible upon a repayment default, at the lower of 60% of the lowest traded price over the preceding 30 day trading period prior to the issuance of this note or 60% of the lowest traded price 30 days prior to the conversion date. The note was repaid on May 26, 2017.

2.	On February 14, 2017, the Company issued 60,000,000 common shares valued at $2,184,000 to Leon Development Ltd, a Company controlled by our CEO, Shawn Leon, in connection with the purchase of the entire shareholding of CCH, the owner of the premises located in Bala, Ontario at 3571 Highway 169. The property is 43 acres in size and contains approximately 48,000 square feet of buildings. The property is owned by Ethema’s wholly owned Canadian subsidiary CCH and has been leased to the new owner of the Muskoka Clinic for an initial term of five years.

3.	On May 30, 2017, the Company issued 100,000 common shares to a vendor in lieu of services rendered at a market value of $4,000 or US$0.04 per share.

4.	On June 19, 2017, the Company, entered into a Securities Purchase Agreement with an investor whereby the Company borrowed $110,000 in exchange for a convertible promissory note of $113,500. The Note had a maturity date of March 20, 2018 and bore interest at the at the rate of eight percent per annum. The note was repaid on December 14, 2017.

5.	During July 2017, five Series L Convertible note holders exercised their conversion rights and converted an aggregate principal amount of $375,011 into 12,500,375 shares of common stock at a conversion price or $0.03 per share.

6.	On November 6, 2017, the company entered into a Securities Purchase Agreement with an investor whereby the Company borrowed $100,000 in exchange for a convertible promissory note of $103,000. The Note has a maturity date of August 15, 2018 and bears interest at 12% per annum. The note is convertible into shares of common stock 180 days after the issue date at a conversion price of 61% of the market price of the common stock determined by the lowest trading price in the preceding 10 day trading period.

7.	On December 1, 2017, the Company issued 1,650,000 shares of common stock in connection with the closing of a financing of a Senior Secured Convertible Note. The shares were valued at $132,000, or $0.08 per share on December 1, 2017.

8.	On December 29, 2017, the Company issued an additional 250,000 shares of common stock upon the amendment of the Senior Secured Convertible note, disclosed in 4 above. The shares were valued at $15,000 or $0.06 per share on December 29, 2017.

Penny Stock

The U.S. Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a tollfree telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Item 6. Selected Financial Data.

Not applicable as we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

Many of the matters discussed within this Annual Report on Form 10-K (“Annual Report”) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include the risks noted under Part 1. “Business,” Part 1A “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Icagen,” refer to Icagen, Inc. and its subsidiaries.

Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the year ended December 31, 2017.

Plan of Operation

On February 14, 2017, and in terms of the agreements entered into on May 19, 2016, GreeneStone completed a series of transactions (referred to collectively as the “Restructuring Transactions”), including a share purchase agreement (the “SPA”) whereby Ethema acquired the stock of the company holding the Muskoka Healthcare Clinic real estate, an asset purchase agreement (the “APA”) and lease (the “Lease”) whereby the Company sold all of the Muskoka clinic business assets and leased the clinic building to the buyer, and a real estate purchase agreement and asset purchase agreement whereby Ethema purchased the real estate and business assets of Seastone Delray (the “Florida Purchase”).

The Company entered into an Agreement to purchase certain buildings in West Palm Beach, Florida, totaling approximately 80,000 square feet, on which the present tenant operates a substance abuse treatment center. The purchase price of the Property is $20,530,000. The closing of the transaction, which is subject to standard due diligence, conditions to closing and deliverables, is scheduled to occur on May 8, 2018 , or such earlier date as is agreed upon by the parties.

Results of operations for the year ended December 31, 2017 and the year ended December 31, 2016.

The company sold its Greenestone Muskoka Treatment Center effective February 17, 2017, simultaneously with the purchase of the assets and real estate of an addiction treatment center in Delray Beach, Florida. The disposal of the Greenestone Muskoka Treatment Center has been reflected as a discontinued operation in the financial statements as of December 31, 2017 and 2016 and the results of operations and cash flows for the years ended December 31, 2017 and 2016.

Revenue

Revenue was $929,416 and $0 for the years ended December 31, 2017 and 2016, respectively. The revenue in 2017 represents revenues earned from our Seastone operations, located in Delray Beach and acquired in February 2017. Revenue in the prior year is reflected under discontinued operation described below. Since this is the first year of operations for Seastone, we have no meaningful comparison.

Operating Expenses

Operating expenses was $2,382,573 and $790,880 for the years ended December 31, 2017 and 2016, respectively, an increase of $1,591.693 or 201.3%. The increase in operating expenses is attributable to:

●	General and administrative expenses of $762,325 and $144,536 for the years ended December 31, 2017 and 2016, respectively, an increase of $617,789 or 427.4%, primarily due to the operating expenses of Seastone, acquired during February 2018.
●	Management fees of $289,125 and $257,283 for the years ended December 31, 2017 and 2016, respectively, increased by $31,842 or 12.4%, primarily due to additional effort required by our CEO to operate the business.
●	Professional fees of $626,548 and $249,395 for the years ended December 31, 2017 and 2016, respectively, increased by $377,153 or 151.2%, primarily legal fees related to the Corporate restructure, the disposal of GreeneStone Muskoka’s business, the acquisition of Seastone of Delray and the acquisition of CCH during the current year.
●	Salaries and wages of $770,076 and $139,666 for the years ended December 31, 2017 and 2016, respectively, increased by $630,410 or 451.4%, primarily due to salaries related to the Seastone operation which was acquired in February 2017. Salaries for Greenestone Muskoka are reflected in discontinued operations in 2016.
●	Depreciation was $223,623 and $0 for the years ended December 31, 2017 and 2016, respectively, the depreciation consist primarily of depreciation on property, plant and equipment related to the acquisition of the assets of Seastone of Delray and the acquisition of CCH, which owns the buildings in which Canadian Addiction Residential Treatment, now operates.

Operating loss

The operating loss was $1,453,157 and $790,880 for the years ended December 31, 2017 and 2016, respectively, an increase of $662,277 or 83.7%. The increase is attributable to the movement in revenue and operating expenses discussed above.

Other income

Other income of $475,487 and $72,508 for the years ended December 31, 2017 and 2016, respectively, an increase of $402,979 or 555.8%. Other income in the current period consists of the reversal of a provision raised against a receivable on the disposal of the Endoscopy Clinic in prior years amounting to $472,368, the receivable was assigned to Leon Developments as part of the purchase consideration paid on the acquisition of CCH. Other income in the prior year represented the proceeds related to the sale of certain oil rights which belonged to the Company prior to changing its operations to that of drug rehabilitation and treatment centers.

Other expense

Other expense of $5,093,954 and $156,387 for the years ended December 31, 2017 and 2016, an increase of $4,937,567 or 3,157.3%, represents; ; i) $5,074,689 of the excess of the purchase price paid over the carrying value of the assets of CCH. This expenditure is classified as once-off compensation expense to our CEO who owns 100% of Leon Developments, the counterparty to the purchase of the CCH Subsidiary; ii) $19,265 represents the loss realized on disposing of a portion of the mortgage owned by the Company in CCH, at a discount to face value. Other expense in the prior period consists primarily of expenses incurred in operating the Seastone of Delray Clinic, in terms of a management agreement, prior to its acquisition on February 14, 2017.

Interest income

Interest income of $32,074 consists primarily of interest earned on the receivable from the sale of our Endoscopy Clinic in prior years. The interest due on this receivable was reversed in prior periods due to uncertainty as to the collectability of this amount. The receivable was assigned to Leon Developments as part of the purchase consideration for CCH.

Interest expense

Interest expense of $367,547 and $29,504 for the years ended December 31, 2017 and 2016, respectively, an increase of $338,043 or 1,145.8% was primarily due to interest due on the mortgage loans assumed by the Company when it acquired CCH and on the purchase money mortgage loan entered into to acquire the properties associated with Seastone of Delray. In the prior year the interest expense consisted primarily of interest on the short term convertible note advanced to the Company during the prior period and subsequently paid off before the prior period end.

Debt discount

Debt discount was $668,916 and $93,244 for the year ended December 31, 2017 and 2016, respectively, an increase of $575,672 or 617.4%. The charge during the current period represents the amortization of the value of the warrants issued in terms of the convertible loan agreements entered into during December 2016 and January 2017 and the amortization of the fair value of the beneficial conversion feature of convertible notes issued to note holders during 2017, the fair value of the warrants and the beneficial conversion feature are amortized over a six to twelve month period, the term of the underlying convertible securities. The $93,244, incurred in the prior period represents the amortization of the value of warrant and original issue discount attached to a short-term loan.

Derivative liability movement

The derivative liability movement during the current year represents the mark to market movements of variably priced convertible notes and warrants issued during the current year. These securities are marked to market on a quarterly basis and the resultant gain or loss is booked as a derivative liability movement in the statement of operations.

Foreign exchange movements

Foreign exchange movements of $(81,031) and $811 for the years ended December 31, 2017 and 2016, represents the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net income (loss) from discontinued operations

The net income from discontinued operations of $6,821,889 and $735,987 for the years ended December 31, 2017 and 2016, respectively, an increase of $6,085,902 or 826.9%:

The current year income is primarily made up as follows:

●	Operating loss of $300,439, the operations were disposed of on February 14, 2017, and the loss includes expenditure incurred to dispose of the operation.
●	Profit on sale of the business of the Canadian Rehab Clinic of $7,494,828 represents the excess of the proceeds received over the assets disposed of as reflected in note 1 and 3 to the consolidated financial statements.
●	Foreign exchange loss of $135,190 which represents the realized gains on the monetary assets and liabilities settled during each period as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net loss

Net loss of $1,368,487 and $260,709 for the years ended December 31, 2017 and 2016, respectively, an increase of $1,107,778 or 424.98%, is primarily due to the profit realized on the sale of the Canadian Rehab clinic of $7,494,828, the reversal of the provision raised against the loan on sale of the Endoscopy clinic of $472,368, offset by the compensation charge of $5,074,689 relating to the acquisition of CCH, the amortization of $668,916 of debt discount during the current period and the mark-to-market movements of the derivative financial liabilities.

Contingency related to outstanding payroll tax liabilities

The Company is delinquent in filing its USA tax returns, these returns are currently being prepared by our tax advisors, although we do not anticipate any taxation liability to arise, we may be faced with penalties for failing to file tax returns timeously.

The Company has also not filed certain foreign assets forms due to the US Federal Government. A provision of $250,000 was made for any potential penalties due This issue is being addressed by our tax advisors together with our tax returns mentioned above. remaining liability of approximately $250,000 relates to the not filing of certain foreign assets forms. This issue is currently being addressed.

Liquidity and Capital Resources

The following table summarizes working capital at December 31, 2017, compared to December 31, 2016.

	December 31, 2017	December 31, 2016	Increase (Decrease)

Current assets	$334,619	$275,575	$59,044
Current liabilities	(6,860,178)	(3,637,111)	(3,223,067)

	$(6,525,559)	$(3,361,536)	$(3,164,023)

The increase in current assets during the current year is primarily due to the increase in receivable of $218,858 from the Seastone operations an increase in prepaid expenses of $$96,632 offset by a reduction in the discontinued operation asset of $183,219 in the prior year.

The increase in current liabilities, includes, a derivative liability of $2,859,832, the fair value of convertible securities which are marked-to-market on a quarterly basis. This derivative has no impact on cash flow. In addition there is a payable of approximately $2,597,000 owing primarily to Leon Developments, a company wholly owned by our CEO Shawn Leon, this payable arose primarily on the acquisition of CCH during the current year.

Over the next twelve months we estimate that the company will require $3.0 million in working capital as it continues to develop its Seastone of Delray business and concludes the acquisition of the 174 bed rehabilitation center located on West Palm Beach. The company may have to raise equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as medium, a change from the prior years, high risk assessment, due to the settlement of the outstanding tax liabilities mentioned above.

Item 8. Financial Statements and Supplementary Data.

ETHEMA HEALTH CORPORATION

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US$ unless otherwise indicated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ethema Health Corporation

We have audited the accompanying consolidated balance sheets of Ethema Health Corporation (“the Company”) as of December 31, 2016 and the related consolidated statements of operations and other comprehensive loss, stockholders’ deficit and cash flows for the years ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ethema Health Corporation as of December 31, 2017 and the results of its operations and its cash flows for the years ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has sustained net losses and has a working capital and stockholder’s deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, NY 10022

April 17, 2018

ETHEMA HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS

Current assets
Cash	$339	$4,779
Accounts receivable	218,858	—
Prepaid expenses	99,342	2,710
Discontinued operations	—	183,219
Related party Receivables	16,080	84,867
Total current assets	334,619	275,575
Non-current assets
Investment	—	110,000
Deposit on real Estate	1,825,000
Due on sale of subsidiary	1,191,225	—
Property, plant and equipment	7,573,858	—
Goodwill	1,580,000	—
Cash - Restricted	—	74,480
Total non-current assets	11,933,809	184,480
Total assets	$12,268,428	$460,055

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$28,927	$56,116
Accounts payable and accrued liabilities	372,244	374,317
Taxes payable	689,240	2,798,824
Convertible loans	160,453	250,258
Loans payable	152,402	—
Derivative liability	2,859,832	—
Related party payables	2,597,080	157,596
Total current liabilities	6,860,178	3,637,111
Non-current liabilities
Loan payable	7,183,892	—
Total liabilities	14,044,070	3,637,111

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 3,000,000 authorized, nil outstanding as of December 31, 2017 and 2016.	—	—
Preferred Stock - Series B; $0.01 par value, 10,000,000 authorized, nil outstanding as of December 31, 2017 and 2016.	—	—
Common stock; $0.01 par value, 500,000,000 shares authorized; 122,989,230 and 48,738,855 shares issued and outstanding as of December 31, 2017 and 2016, respectively.	1,232,393	487,389
Additional paid-in capital	18,545,913	16,509,906
Accumulated other comprehensive income	796,453	807,563
Accumulated deficit	(22,350,401)	(20,981,914)
Total stockholders’ deficit	(1,775,642)	(3,177,056)
Total liabilities and stockholders’ deficit	$12,268,428	$460,055

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENISIVE LOSS

	Year ended December 31, 2017	Year ended December 31, 2016

Revenues	$929,416	$—

Operating expenses
General and administrative	762,325	144,536
Management fees	289,125	257,283
Professional fees	626,548	249,395
Salaries and wages	770,076	139,666
Depreciation and amortization	223,623	—
Total operating expenses	2,382,573	790,880

Operating loss	(1,453,157)	(790,880)

Other Income (expense)
Other income	475,487	72,508
Other expense	(5,093,954)	(156,387)
Interest income	32,074	—
Interest expense	(367,547)	(29,504)
Debt discount	(668,916)	(93,244)
Derivative liability movement	(1,033,332)	—
Foreign exchange movements	(81,031)	811
Net loss before taxation from continuing operations	(8,190,376)	(996,696)
Taxation	—	—
Net loss from continuing operations	(8,190,376)	(996,696)
Gain on disposal of business	—	—
Operating income from discontinued operations, net of tax	6,821,889	735,987
Net income from discontinued operations, net of tax	6,821,889	735,987
Net loss	(1,368,487)	(260,709)
Accumulated other comprehensive loss
Foreign currency translation adjustment	(11,110)	(126,263)

Total comprehensive loss	$(1,379,597)	$(386,972)

Basic loss per common share from continuing operations	$(0.08)	$(0.02)
Basic income per share from discontinued operations	$0.06	$0.02
Basic loss per common share	$(0.02)	$—
Diluted loss per common share from continuing operations	$(0.06)	$(0.02)
Diluted income per share from discontinued operations	$0.05	$0.02
Diluted loss per common share	$(0.01)	$—
Weighted average common shares outstanding - Basic	107,352,184	48,305,978
Weighted average common shares outstanding - Diluted	148,801,780	48,305,978

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Series B		Common		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Comprehensive Income	Accumulated Deficit	Total

Balance at January 1, 2016	—	$—	47,738,855	$477,389	$16,177,534	$933,826	$(20,721,205)	$(3,132,456)
Shares issued for services	—	—	1,000,000	10,000	40,000	—	—	50,000
Fair value of warrants issued	—	—	—	—	291,955	—	—	291,955
Proceeds received on warrants issued	—	—	—	—	417	—	—	417
Foreign currency translation	—	—	—	—	—	(126,263)	—	(126,263)
Net loss	—	—	—	—	—	—	(260,709)	(260,709)
Balance as of December 31, 2016	—	$—	48,738,855	$487,389	$16,509,906	$807,563	$(20,981,914)	$(3,177,056)

Shares issued to acquire subsidiary	—	—	60,000,000	600,000	1,584,000	—	—	2,184,000
Conversion of debt to equity	—	—	12,500,375	125,004	250,007			375,011
Fair value of warrants issued	—	—	—	—	71,000	—	—	71,000
Shares issued for services	—	—	100,000	1,000	3,000	—	—	4,000
Shares issued for commitment fee	—	—	1,900,000	19,000	128,000			147,000
Foreign currency translation	—	—	—	—	—	11,110	—	11,110
Net loss	—	—	—	—	—	—	(1,368,487)	(1,368,487)
Balance as of December 31, 2017	—	$—	123,239,230	$1,232,393	$18,545,913	$796,453	$(22,350,401)	$(1,775,642)

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31, 2017	Year ended December 31, 2016
Operating activities
Net loss	$(1,368,487)	$(260,709)
Net income from discontinued operations	$(6,821,889)	$(735,987)
Net loss from continuing operations	$(8,190,376)	$(996,695)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	444,959	93,244
Non cash compensation expense on acquisition of subsidiary	5,074,689	—
Non cash interest accrual	(32,074)	—
Non cash compensation for services	151,000	—
Loss on sale of mortgage	19,853	—
Other foreign exchange movements	—	50,000
Amortization of debt discount	668,916	—
Derivative liability movements	1,033,332	—
Provision against receivable on sale of subsidiary	(472,368)	—
Amortization of beneficial conversion feature	—	494
Changes in operating assets and liabilities
Accounts receivable	(218,591)	—
Prepaid expenses	(85,176)	(2,710)
Accrued purchase consideration	236,982	—
Accounts payable and accrued liabilities	(232,628)	(232,105)
Taxes payable	(2,158,233)	308,318
Net cash used in operating activities - continuing operations	(3,981,052)	(779,455)
Net cash (used in) provided by operating activities - discontinued operations	(426,398)	775,313
	(4,407,450)	(4,142)
Investing activities
Investments in Seastone	(2,960,000)	(110,000)
Deposit on property	(1,748,988)	—
Purchase of fixed assets	(241,514)	—
Net cash used in investing activities - continuing operations	(4,950,502)	(110,000)
Net cash provided by (used in) investing activities - discontinued operations	6,497,400	(3,199)
	1,546,898	(113,199)

Financing activities
(Decrease) Increase in bank overdraft	(28,718)	40,315
Repayment of loan payable	—	(15,472)
Proceeds from short-term notes	—	124,350
Repayment of short-term note	—	(148,603)
Proceeds from mortgage sold	110,294	—
Proceeds from mortgage	4,391,452	—
Repayment of mortgage	(3,408,995)	—
Proceeds from convertible notes	1,897,500	668,969
Repayment of convertible notes	(388,458)	(220,000)
Proceeds from related party notes	366,222	(201,766)
Proceeds from warrants issued	—	417
Net cash provided by financing activities	2,939,297	248,210

Effect of exchange rate on cash	(83,185)	(126,263)

Net change in cash	(4,440)	4,605
Beginning cash balance	4,779	174
Ending cash balance	$339	$4,779

Supplemental cash flow information
Cash paid for interest	$253,256	$39,136
Cash paid for income taxes	$—	$—

Non cash investing and financing activities
Common shares issued to acquire subsidiary	$2,184,000	$—
Conversion of debt to equity	$375,011	$—
Fair value of warrants issued	$71,000	$—
Assumption of mortgage liabilities on acquisition of subsidiary	$3,145,549	$—
Debt discount relating to warrants issued with convertible debt	$—	$291,955

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

Ethema Health Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective April 4, 2017, the Company changed its name to Ethema Health Corporation and prior to that, on May 2012, the Company had changed its name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation. As of December 31, 2017, the Company owned 100% of the outstanding shares of GreeneStone Clinic Muskoka Inc., incorporated in 2010 under the laws of the Province of Ontario, Canada; Cranberry Cove Holdings Ltd., incorporated on January 9, 2004 under the laws of the Province of Ontario, Canada. and Seastone Delray Healthcare, LLC, incorporated on May 17, 2016 under the laws of Florida, USA; and Delray Andrews RE, LLC, incorporated on May 17, 2016 under the laws of Florida, USA.

During December 2016, the Company obtained a license to operate and provide addiction treatment healthcare services in Florida, USA. The company commenced operations under this license with effect from January 2017.

On February 14, 2017, the Company completed a series of transactions (referred to collectively as the “Restructuring Transactions”), including a Share Purchase Agreement (the “SPA”) whereby the Company acquired 100% of the stock of CCH, which holds the real estate on which the Company previously operated a rehabilitation clinic (“the Canadian Rehab Clinic”). The Company entered into an Asset Purchase Agreement (the “APA”) and lease (the “Lease”) whereby the Company sold all of the Canadian Rehab Clinic business assets and leased the real estate to the buyer. Simultaneously with this transaction, the Company entered into a Real Estate \Purchase agreement and Asset Purchase Agreement whereby the Company purchased the real estate and business assets of Seastone Delray (the “Florida Purchase”).

The Share Purchase Agreement

Under the SPA, the Company acquired 100% of the stock of CCH from Leon Developments Ltd. (“Leon Developments”), a company wholly owned by Shawn E. Leon, who is the President, CEO, and CFO of the Company (“Mr. Leon”). CCH owns the real estate on which the Canadian Rehab Clinic is located. The total consideration paid by the Company was CDN$3,517,062, including the assumption of certain liabilities of CCH, which was funded by the assignment to Leon Developments of certain indebtedness owing to the Company in the amount of CDN$659,918, and the issuance of 60,000,000 shares of the Company’s common stock to Leon Developments, valued at US$0.0364 per share.

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

On November 2, 2017, the Company entered into an Agreement of Purchase and Sale (the “Agreement”) to purchase from AREP 5400 East Avenue LLC, a Delaware limited liability company (“Seller”) certain buildings in West Palm Beach, Florida, totaling approximately 80,000 square feet, on which the present tenant operates a substance abuse treatment center (the “Property”). The purchase price of the Property is $20,530,000, and the Company is obligated under the Agreement to make a series of nonrefundable down payments totaling $2,210,000. The closing of the transaction, which is subject to standard due diligence, conditions to closing and deliverables, is scheduled to occur on May 8, 2018 , or such earlier date as is agreed upon by the parties.

ETHEMA HEALTH CORPORATION

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that i) recorded transactions are valid; ii) valid transactions are recorded; and iii) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

Certain of the Company’s subsidiary’s functional currency is the Canadian dollar, while the Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into US dollars in accordance with ASC 830, “Foreign Currency Translation” as follows:

●	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
●	Equity at historical rates.
●	Revenue and expense items and cash flows at the average rate of exchange prevailing during the period.

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

The relevant translation rates are as follows: For the year ended December 31, 2017 a closing rate of CAD$1.0000 equals US$0.7971 and an average exchange rate of CAD$1.0000 equals US$0.7867.

ETHEMA HEALTH CORPORATION

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

The Company recognizes revenue from the rendering of services when they are earned; specifically, when all of the following conditions are met:

●	the significant risks and rewards of ownership are transferred to customers and the Company retains neither continuing involvement nor effective control;
●	there is clear evidence that an arrangement exists;
●	the amount of revenue and related costs can be measured reliably; and
●	it is probable that the economic benefits associated with the transaction will flow to the Company.

In particular, the Company recognizes:

●	Fees for outpatient counselling, coaching, intervention, psychological assessments and other related services when patients receive the service; and
●	Fees for inpatient addiction treatments proportionately over the term of the patient’s treatment.

e)	Nonmonetary transactions

The Company’s policy is to measure an asset exchanged or transferred in a nonmonetary transaction at the more reliable measurement of the fair value of the asset given up and the fair value of the asset received, unless:

●	The transaction lacks commercial substance;
●	The transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange;
●	Neither the fair value of the asset received nor the fair value of the asset given up is reliably measurable; or
●	The transaction is a nonmonetary, nonreciprocal transfer to owners that represents a spinoff or other form of restructuring or liquidation.

f)	Cash and cash equivalents

The Company’s policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (continued)

g)	Accounts receivable

Accounts receivable primarily consists of amounts due from third-party payors (non-governmental) and private pay patients and is recorded net of allowances for doubtful accounts and contractual discounts. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. Accordingly, accounts receivable reported in the Company’s consolidated financial statements is recorded at the net amount expected to be received. The Company’s primary collection risks are (i) the risk of overestimating net revenues at the time of billing that may result in the Company receiving less than the recorded receivable, (ii) the risk of non-payment as a result of commercial insurance companies denying claims, (iii) the risk that patients will fail to remit insurance payments to the Company when the commercial insurance company pays out-of-network claims directly to the patient, (iv) resource and capacity constraints that may prevent the Company from handling the volume of billing and collection issues in a timely manner, (v) the risk that patients do not pay the Company for their self-pay balances (including co-pays, deductibles and any portion of the claim not covered by insurance) and (vi) the risk of non-payment from uninsured patients.

h)	Allowance for Doubtful Accounts, Contractual and Other Discounts

The Company derives the majority of its revenues from commercial payors at out-of-network rates. Management estimates the allowance for contractual and other discounts based on its historical collection experience. The services authorized and provided and related reimbursement are often subject to interpretation and negotiation that could result in payments that differ from the Company’s estimates. The Company’s allowance for doubtful accounts is based on historical experience, but management also takes into consideration the age of accounts, creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. An account is written off only after the Company has pursued collection efforts or otherwise determines an account to be uncollectible. Uncollectible balances are written-off against the allowance. Recoveries of previously written-off balances are credited to income when the recoveries are made.

i)	Financial instruments

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

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company measures its convertible debt and derivative liabilities associated therewith at fair value. These liabilities are revalued periodically and the resultant gain or loss is realized through the Statement of Operations.

j)	Plant and equipment

Fixed assets are recorded at cost. Depreciation is calculated on the straight line basis over the estimated life of the asset:

Computer Software	100%

Leasehold improvements are depreciated using the straight-line method over the term of the lease. Half rates are used for all fixed assets in the year of acquisition.

k)	Goodwill

Goodwill acquired in business combinations is initially computed as the amount paid by the acquiring company in excess of the fair value of the net assets acquired. Goodwill is not amortized. It is the Company’s policy to test for impairment no less than annually, by considering qualitative factors to determine whether it is more likely than not that a that the Company’s goodwill carrying value is greater than its fair value. Such factors may include the following: a significant decline in expected revenues, significant decline in the Company’s stock price, a significant downturn in the general economic business conditions, the loss of key personnel or when conditions occur that may indicate impairment. The Company’s intangible assets, which consist of goodwill of $1,580,000 recorded in connection with the Seastone acquisition, was tested for impairment during the fourth quarter, 2017, and we determined that no adjustment for impairment was necessary.

l)	Leases

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (continued)

m)	Income taxes

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

ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made. The tax returns for fiscal 2001, through 2017 are subject to audit or review by the US tax authorities, whereas fiscal 2010 through 2017 are subject to audit or review by the Canadian tax authority.

n)	Net income (loss) per Share

Basic net income (loss) per share is computed on the basis of the weighted average number of common stock outstanding during the period.

Diluted net income (loss) per share is computed on the basis of the weighted average number of common stock and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

Dilution is computed by applying the treasury stock method for options and warrants. Under this method, “in-the money” options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Dilution is computed by applying the if-converted method for convertible preferred stocks. Under this method, convertible preferred stock is assumed to be converted at the beginning of the period (or at the time of issuance, if later), and preferred dividends (if any) will be added back to determine income applicable to common stock. The shares issuable upon conversion will be added to weighted average number of common stock outstanding. Conversion will be assumed only if it reduces earnings per share (or increases loss per share).

o)	Stock based compensation

Stock based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2017 and 2016 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have minimal awards with performance conditions and no awards dependent on market conditions.

p)	Derivatives

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. The Company uses a Black Scholes Option Pricing model to estimate the fair value of convertible debt conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statements of operations. Inputs into the Black Scholes Option Pricing model require estimates, including such items as estimated volatility of the Company’s stock, risk free interest rate and the estimated life of the financial instruments being fair valued.

If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

ETHEMA HEALTH CORPORATION

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

ETHEMA HEALTH CORPORATION

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging, (Topic 815), Targeted Improvements to accounting for Hedging Activities. The amendments in this update provide guidance about:

The amendments in this Update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted in any interim period after issuance of the Update. Transition Requirements For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively.

The impact this ASU will have on the Company’s consolidated financial statements is expected to be immaterial.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

o)	Recent accounting pronouncements (continued)

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840 and Leases (Topic 842). The amendments in this update provide guidance about:

The transition provisions in ASC Topic 606 require that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019.

The transition provisions in ASC Topic 842 require that a public business entity and certain other specified entities adopt ASC Topic 842 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. FN3 All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.

The impact this ASU will have on the Company’s consolidated financial statements is expected to be immaterial.

In November 2017, the FASB issued ASU 2017-14, Income Statement – Reporting Comprehensive Income (Topic220), Revenue Recognition (Topic 605) and Revenue from Contracts with Customers (Topic 606). The amendments in this update provide guidance about:

Certain amendments made to SEC materials and staff guidance relating to Operating-Differential subsidiaries, and amendments to the wording and disclosure requirements of Topic 605, Revenue Recognition.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

o)	Recent accounting pronouncements (continued)

In February 2018, the FASB issued ASU 2018-3 Technical Corrections and Improvements to Financial Instruments – Overall (Sub topic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update provide guidance about:

The amendment clarifies that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820.

The amendment clarifies that the adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place.

The amendment clarifies that remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities.

The amendment clarifies that when the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives, or 825- 10, Financial Instruments— Overall.

The amendments clarify that for financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates.

The amendment clarifies that the prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services— Insurance, should apply a prospective transition method 4 Area for Correction or Improvement Summary of Amendments when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected.

The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01.

The amendments in this update are not expected to have a material impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-4 Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980), Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin no. 117 and SEC Release No. 33-9273. The amendments in this update provide guidance about:

Certain amendments made to SEC materials and staff guidance relating to Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980).

The amendments in this update are not expected to have a material impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-5, Income Taxes (Topic 740) Amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118

These amendments affect the wording of SEC paragraphs in the accounting standard codification dealing with Income Taxes (Topic 740).

The amendments in this update are not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, December 31, 2017 and 2016.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $5,710,511 accumulated deficit $(16,967,612). The Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to minimal interest rate risk on its bank indebtedness as there is a balance owing of $28,927 as of December 31, 2017. This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as it has subsidiaries that operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at December 31, 2017, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $29,500 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	Disposal of Business

On February 14, 2017, in terms of the details outlined in note 1 above, the Company disposed of the business and certain assets of its Canadian Rehab Clinic for gross proceeds of CDN$10,000,000, a total of CDN$1,500,000 of the gross proceeds is being held in escrow for up to two years, in addition there is an earnout payment of up to CDN$3,000,000 to be received in 2019, if certain clinic performance metrics are met, see note 9 below.

The proceeds realized from the sale of the Canadian Rehab Clinic were used to settle outstanding tax liabilities, refer note 12 below, and to acquire the business of Seastone of Delray, refer note 5 below.

The proceeds realized on disposal have been allocated as follows:

Amount

Proceeds on disposal	$7,644,000

Assets sold:
Accounts receivable	113,896
Plant and equipment	109,075
222,971
Liabilities assumed by purchaser
Deferred revenue	(73,799)

Net assets and liabilities sold	149,172

Net profit realized on disposal	$7,494,828

4.	Acquisition of Subsidiary

On February 14, 2017, the Company acquired 100% of the equity of CCH, from Leon Developments, a company wholly owned by our CEO. The total consideration paid by the Company was CDN$3,517,062, including the assumption of certain liabilities of CCH, which was funded by the assignment to Leon Developments of certain indebtedness owing to the Company in the amount of CDN$659, 918 (US$504,442) on the disposal of a subsidiary, 1816191 Ontario, which principal amount had previously been fully provided for during 2015; and the issuance of 60,000,000 shares of the Company’s common stock at US$0.0364 per share for proceeds of $2,184,000.

On June 1, 2017, the Company had the property owned by CCH appraised by an independent valuer, the appraisal obtained was for CDN$10,000,000, which resulted an increase in the value of the assets acquired by $1,146,000 and a corresponding reduction in the excess purchased consideration allocated to the shareholder.

4.	Acquisition of Subsidiary (continued)

The allocation of the purchase price is as follows:

Amount
Purchase price paid:
Common shares issued to Seller	$2,184,000
Receivable assumed by the Seller	504,442
2,688,442
Allocated as follows:

Assets acquired:
Property	2,942,585
Receivable from Ethema Health Corporation	299,743
3,242,328
Liabilities assumed:
Accounts payable and other accruals	158,093
Related party payable to Leon Developments	2,057,392
Mortgage liability owing to Ethema Health Corporation	267,540
Mortgage liability	3,145,550
5,628,575

Net liabilities acquired	(2,386,247)

Excess purchase consideration allocated to shareholders compensation	$5,074,689

5.	Acquisition of the business of Seastone Delray

The Company, utilized a portion of the proceeds realized on the sale of the Canadian Rehab Clinic to acquire certain assets of Seastone of Delray.

The Company obtained its own license to run a rehabilitation Clinic in Florida in December 2016 and began operations, through its wholly owned subsidiary, Seastone of Delray, LLC, effective January 2017.

The assets acquired were as follows:

Amount

Purchase price paid:
Cash paid to seller	$2,960,000
Deposits previously paid to seller	110,000
Mortgage liability funds	3,000,000
6,070,000
Assets acquired:
Property	4,410,000
Furniture and fixtures	80,000
Goodwill	1,580,000

$6,070,000

6.           Going Concern

The Company’s consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at December 31, 2017 the Company has a working capital deficiency of $(6,525,559) and accumulated deficit of $(22,350,401). Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan, and generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

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

7.            Discontinued Operations

The assets and liabilities of discontinued operations as of December 31, 2016 is as follows:

December 31, 2016
Current assets
Accounts receivable, net	$123,358
Prepaid expenses and other current assets	11,253
Total current assets	134,611
Non-current assets
Plant and equipment, net	129,127
Deposits	—
Total assets	263,738

Current liabilities
Deferred revenues	80,519

Discontinued operation	183,219

7.            Discontinued Operations (continued)

The Statement of operations for discontinued operations is as follows:

	Year ended December	Year ended December
	31, 2017	31, 2016

Revenues	$196,866	$3,653,399

Operating expenses
Depreciation and amortization	4,196	63,391
General and administrative	116,671	751,553
Professional fees	32,818	(3,889)
Rent	106,495	385,401
Salaries and wages	201,723	1,592,444
Total operating expenses	461,903	2,788,900

Operating (loss) income	(265,037)	864,499

Other Income (expense)
Other income	7,494,828	720
Other expense	—	(617)
Interest expense	(1,021)	(154,605)
Foreign exchange movements	(135,190)	25,990
Net income (loss) before taxation	7,093,580	735,987
Taxation	(271,691)	—
Net income (loss) from discontinued operations	$6,821,889	$735,987

8.	Deposit on Real Estate

On November 2, 2017, the Company entered into an Agreement to purchase from AREP 5400 East Avenue LLC certain buildings in West Palm Beach, Florida, totaling approximately 80,000 square feet, on which the present tenant operates a substance abuse treatment center. The purchase price of the Property is $20,530,000, and the Company is obligated under the Agreement to make a series of nonrefundable down payments totaling $2,210,000. To date the Company has made deposits amounting to $1,825,000, primarily through borrowed funds, refer note 13 and 16 below.

9.	Due on sale of subsidiary

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

10.          Property, plant and equipment

Property, plant and equipment consists of the following:

	December 31, 2017			December 31, 2016
	Cost	Amortization and Impairment	Net book value	Net book value

Land	1,470,000	—	1,470,000
Property	$6,228,340	$(208,482)	$6,019,858	$—
Furniture and fixtures	105,000	(21,000)	84,000	—

	$7,803,340	$(229,482)	$7,573,858	$—

Depreciation expense for the year ended December 31, 2017 and 2016 was $223,423 and $0, respectively.

11.	Goodwill

In terms of the acquisition of Seastone of Delray, the Company acquired the business as a going concern and certain real property. The property was valued using an independent valuer. The excess of the purchase price paid over the fair market value of the assets (note 1 above), has been assigned to goodwill.

12.	Taxes Payable

The Company settled the tax liabilities owing to the Canadian Revenue Authorities out of the proceeds of the disposal of the Canadian Rehab Clinic on February 14, 2017. The Company paid CDN$2,929,886 to settle outstanding payroll liabilities, CDN$441,598 to settle outstanding GST/HST liabilities and a further CDN$ 57,621 to settle other Canadian tax liabilities.

The remaining taxes payable consist of:

●	A payroll tax liability of $155,894 (CDN$195,569) in Greenestone Muskoka which has not been settled as yet.
●	The Company has assets and operates businesses in Canada and is required to disclose these operations to the US taxation authorities, the requisite disclosure has not been made. Management has reserved the maximum penalty due to the IRS in terms of non-disclosure. This noncompliance with US disclosure requirements is currently being addressed. An amount of $250,000 has been accrued for any potential exposure the Company may have.

	December 31, 2017	December 31, 2016

Payroll taxes	$155,894	$2,548,824
US penalties due	250,000	250,000
Income tax payable	283,346	—

	$689,240	$2,798,824

13.	Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity date	Principal	Interest	Debt Discount	December 31, 2017	December 31, 2016

Leonite Investments LLC	8.5%	December 1, 2018	$1,650,000	$2,885	$(1,514,384)	$138,502	$—

Power Up Lending Group Ltd	12.0%	August 15, 2018	103,000	1,862	(82,911)	$21,951

Series L Convertible notes	0.0%	June 30, 2017				—	250,258

						160,453	250,258

Leonite Capital, LLC

On December 1, 2017, the Company closed on a private offering to raise US $1,500,000 in capital. The Company issued one senior secured convertible promissory note with a principal amount of US $1,650,000 to Leonite Capital, LLC. The Note bears interest at the rate of 6.5% per annum. The initial draw under the Note was $300,000 with a $150,000 original issue discount for a total of $450,000. The Company issued 1,650,000 shares of the Company’s common stock as a commitment fee and paid $20,000 towards the lenders legal fees. The Note’s initial maturity date is June 1, 2018. During the term of the Note the Company and the Subsidiaries will be obligated to make monthly payment of accrued and unpaid interest. The Note contains Company and Subsidiary representations and warranties, covenants, events of default, and registration rights.

The Note provided that the parties use reasonable best efforts to close on the remaining $1,200,000 of availability under the Note by January 1, 2018. As a condition to the closing of the Balance Tranche, the parties must finalize and enter into additional agreements related to the Private Offering, including, but not limited to, (i) a Securities Purchase Agreement; (ii) a Warrant Agreement under which the Investor will have the right to purchase up to 27,500,000 shares of the Company’ common stock for $0.10 per share, subject to adjustment, for a period of five years; (iii) a Securities Pledge Agreement under which the Company and the Subsidiaries will grant the lender a blanket lien on their assets, and the Company will pledge its equity ownership in the Subsidiaries. Upon the closing of the Balance Tranche the maturity date of the Note will become December 1, 2018.

On December 29, 2017, effective as of December 1, 2017, the Company and the Subsidiaries entered into an Amended and Restated Senior Secured Convertible Promissory Note, which note amends and restates the Note to (a) extend the maturity date to December 1, 2018; (b) remove CCH, as an obligor; (c) increase the interest rate by 2.00% per annum, to 8.5% per annum; and (d) issue an additional 250,000 shares of the Company’s common stock to the Investor. In connection with the execution of the amendment, the parties entered into (i) a Securities Purchase Agreement; (ii) a Warrant Agreement under which the Investor will have the right to purchase up to 27,500,000 shares of the Company’ common stock for $0.10 per share, subject to adjustment, for a period of five years; (iii) a Security and Pledge Agreement and a General Security Agreement under which the Company and the Subsidiaries will grant the Investor a blanket lien on their assets, and the Company will pledge its equity ownership in the Subsidiaries; and (iv) a First Amendment to the, effective January 2, 2018.

At the execution of the Note, the Investor funded an initial tranche of $300,000. Thereafter the Investor funded a second tranche of $156,136. Upon the execution of the A&R Note the Investor funded a third tranche of $100,000. Upon the execution of the First Amendment the Investor funded a final tranche of $850,000, with the remaining $93,764 of availability under the A&R Note, as amended, serving as a holdback pursuant to the terms of the First Amendment.

Amounts under the Note are convertible, at the Investors request, into shares of the Company’s common stock at an initial price of $0.06 per share, subject to adjustment.

13.	Short-term Convertible Notes (continued)

Power Up Lending Group LTD

On June 19, 2017, the Company, entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $113,500. The Note has a maturity date of March 20, 2018 and bears interest at the at the rate of eight percent per annum from the date on which the Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the average lowest closing bid prices of the Company’s common stock for the ten trading days prior to conversion. The note, together with interest thereon of $6,567 and early settlement penalty of $36,020 was repaid on December 14, 2017.

On November 6, 2017, the Company, entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $103,000. The Note has a maturity date of August 15, 2018 and bears interest at the at the rate of twelve percent per annum from the date on which the Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the average lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion.

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

During July 2017, five investors converted an aggregate principal amount of $375,011 of convertible notes into shares of common stock at a conversion price of $0.03 per share.

In terms of the Series L Convertible notes issued above, during January 2017, the Company granted three-year warrants to the Series L Convertible noteholders, exercisable for 2,366,667 shares of common stock at an exercise price of $0.03, subject to certain recapitalization adjustments, per share, expiring between January 16 and January 17, 2020. (Refer note 17 (c) below).

14.	Loans Payable

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

Loans payable is as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	December 31, 2017	December 31, 2016

Cranberry Cove Holdings
First Mortgage	8.0%	August 14, 2017	$—	$—	$—	$—
Second Mortgage	12.0%	November 4, 2018	—	—	—	—
Pace Mortgage	4.2%	July 19,2022	4,343,376	5,998	4,349,374	—
Seastone of Delray
Mortgage	5.0%	February 13, 2020	2,974,526	$12,394	2,986,920	—
			$7,317,902	$18,392	$7,336,294	$—
Disclosed as follows:
Short-term portion					$152,402	$—
Long-term portion					7,183,892	—
					$7,336,294	$—

The aggregate amount outstanding is payable as follows:

Amount
2018	134,010
2019	3,048,904
2020	110,444
2021	115,662
2022	3,908,884
Total	$7,317,902

Cranberry Cove Holdings

First Mortgage

The first mortgage with an aggregate principal amount outstanding of CDN$3,500,000, including late charges, interest and penalties of CDN$165,057 for a gross aggregate amount outstanding of CDN$3,663,380, over the CCH properties is secured by the property located at 3571 Muskoka Road, #169, Bala, described as PT LT 15 CON F Medora PT1 35R5958, PT 2 &3 35R11290, Muskoka Lakes. The mortgage bears interest at the rate of 8% per annum on the aggregate principal outstanding of $3,500,000 and matures on August 14, 2017, with monthly interest payments of $23,118 (CDN 30,000). During March 2017, the Company made a principal payment of CDN$100,000 on the first mortgage.

This mortgage was repaid in full on July 21, 2017 out of the proceeds derived from a new mortgage agreement entered into on July 19, 2017, see below.

Second Mortgage

The second mortgage had an initial principal amount outstanding of CDN$350,000, on May 23, 2017, the Company sold CDN$175,000 of the mortgage it owned to the second mortgage holder for gross proceeds of CDN$150,000, the balance outstanding on the second mortgage is now CDN$525,000, the mortgage is secured by the CCH properties located at 3571 Muskoka Road, #169, Bala, described as PT LT 15 CON F Medora PT1 35R5958, PT 2 &3 35R11290, Muskoka Lakes. The mortgage bears interest at the rate of 12% per annum on the aggregate principal outstanding of CDN$525,000, and matures on November 4, 2018, with monthly interest payments of CDN$3,500.

This mortgage was repaid in full on July 21, 2017 out of the proceeds derived from a new mortgage agreement entered into on July 19, 2017, see below.

14.	Loans payable (continued)

Pace Mortgage

On July 19, 2017, CCH, a wholly owned subsidiary closed on a loan agreement in the principal amount of CDN$5,500,000. The loan is secured by a first mortgage on the premises owned by CCH located at 3571 Muskoka Road 169, Bala, Ontario (the “Property”). The loan bears interest at the fixed rate of 4.2% with a 5-year primary term and a 25-year amortization. The Company has guaranteed the loan and the Company’s chief executive officer and controlling shareholder also has personally guaranteed the Loan. CCH and the Company have granted the Lender a general security interest in its assets to secure repayment of the Loan. The loan is amortized with monthly installments of CDN

$29,531.

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

15.	Derivative liability

The short-term convertible notes issued to Leonite Capital LLC, Labrys Fund LP and Power Up Lending Group, LTD, disclosed in note 13 above, have variable priced conversion rights with no fixed floor price and will reprice dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $1,976,500, the maximum amount permissible, using a Black-Scholes valuation model.

In addition, warrants exercisable over 27,500,000 shares of common stock were issued to Leonite Investments, in terms of the Securities Purchase Agreement and the Warrant Agreement entered into. Refer note 13 above.

The following assumptions were used in the Black-Scholes valuation model:

Year ended December 31, 2017

Calculated stock price	$0.03 to $0.08
Risk free interest rate	0.64% to 2.13%
Expected life of convertible notes	3 to 12 months
expected volatility of underlying stock	134.9% to 534.8%
Expected dividend rate	0%

The movement in derivative liability is as follows:

Year ended December 31, 2017

Opening balance	$—
Derivative liability arising from convertible notes	$1,826,500
Fair value adjustment to derivative liability	1,033,332
$2,859,832

16.	Related Party Transactions

Greenstone Clinic Inc.

As of December 31, 2017 and 2016, the Company had a payable of $0 and $79,592, respectively. Greenstone Clinic Inc., is controlled by one of the Company’s directors. The balance payable is non-interest bearing, not secured and has no specific repayment terms.

1816191 Ontario

As of December 31, 2017 and 2016, the Company had a payable of $15,921 and $70,763, respectively, to 1816191 Ontario, the Endoscopy Clinic, which was sold at the end of the prior year. The payable is non-interest bearing, and has no specific repayment terms.

Shawn E. Leon

As of December 31, 2017 and 2016 the Company had a receivable of $16,080 and a payable of $8,492, respectively to Shawn E. Leon, a director and CEO of the Company. The balances receivable and payable are non-interest bearing and have no fixed repayment terms.

Mr. Leon was paid management fees of $289,125and $257,283 during the year ended December 31, 2017 and 2016. In addition to this the Company recorded compensation expense in other expenses, relating to the excess of the fair value of the assets acquired in CCH. Mr. Leon is the owner of Leon Developments, the counterparty in the acquisition of the CCH subsidiary referred to in note 1 and 4 above.

Leon Developments, Ltd.

The Company acquired CCH from Leon Developments, Ltd., on February 14, 2017, refer note 1 and 4 above. CCH owns the facility utilized by the Canadian Rehab Clinic which was sold to a third party on February 14, 2017. CCH owed CDN $2,692,512 to Leon Developments. The amount owing to Leon Developments Ltd., as of December 31, 2017 was CDN$2,692,512 or $1,703,976.

Cranberry Cove Holdings Ltd.

The Company acquired CCH on February 14, 2017. CCH owns the real estate previously utilized by the Canadian Rehab Clinic and now utilized by the purchaser of the business. As of December 31, 2016, the Company had a receivable of $84,867 from CCH.

Prior to the acquisition of CCH, the Company paid rental expense to CCH of $47,493 for the period ended December 31 ,2017 and $385,401 for the year ended December 31, 2016.

Eileen Greene

Eileen Greene is the spouse of our CEO, Shawn Leon. During October and November 2017, we borrowed CDN$1,122,000 from Eileen Greene, principally to fund the deposit on the real estate transaction, disclosed in note 8 above. The funds advanced is non-interest bearing and has no fixed repayment terms. As of December 31, 2017, the amount owing to Eileen Greene amounted to $877,182.

On December 30, 2016 we entered into a Securities Purchase agreement with Ms. Greene, whereby $163,011 (CDN $220,000) was advanced to the Company in the form of a promissory note, bearing interest at 0% per annum and convertible into shares of common stock at a conversion price of

$0.03 per share. On January 17,2017, Ms. Greene advanced the company a further $40,000 in the form of a promissory note, bearing interest at 0$ per annum and convertible into shares of common stock at a conversion price of $0.03 per share. In connection with the issue pf promissory notes, Ms. Greene was also awarded warrants exercisable over 6,767,042 shares of common stock at an exercise price of $0.03 per share.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

17.	Stockholders’ deficit

a)	Common shares

Authorized, issued and outstanding

The Company has authorized 500,000,000 shares with a par value of $0.01 per share. The company has issued and outstanding 123,239,230 and 48,738,755 on December 31, 2017 and 2016, respectively.

On February 14, 2017, the Company issued 60,000,000 common shares valued at $2,184,000 to Leon Development Ltd, a Company controlled by our CEO, Shawn Leon, in connection with the purchase of the entire shareholding of CCH, the owner of the premises located in Bala, Ontario at 3571 Highway 169.

On May 30, 2017, the Company issued 100,000 common shares to a vendor in lieu of services rendered at a market value of $4,000 or US$0.04 per share.

During July 2017, five Series L Convertible note holders exercised their conversion rights and converted an aggregate principal amount of

$375,011 into 12,500,375 shares of common stock at a conversion price or $0.03 per share.

On December 1, 2017, the Company issued 1,650,000 shares of common stock in connection with the closing of a financing of a Senior Secured Convertible Note. The shares were valued at $132,000, or $0.08 per share on December 1, 2017.

On December 29, 2017, the Company issued an additional 250,000 shares of common stock upon the amendment of the Senior Secured Convertible note, disclosed in 4 above. The shares were valued at $15,000 or $0.06 per share on December 29, 2017.

b)	Preferred shares

Authorized, issued and outstanding

The Company has authorized 13,000,000 preferred shares with a par value of $0.01 per share, designated as 3,000,000 series A convertible preferred shares and 10,000,000 series B convertible preferred shares. The Company has no preferred shares issued and outstanding.

c)	Warrants

In terms of the short-term Series L Convertible notes entered into with 3 parties, as disclosed in note 13 above, the Company awarded three year warrants exercisable over 2,366,666 shares of common stock, at an exercise price of $0.03 per share.

In terms of the agreements entered into with Leonite Capital, LLC, the Company agreed to issue warrants exercisable over 27,500,000 shares of common stock at an exercise price of $0.10 per share.

The fair value of Warrants awarded and revalued during the year ended December 31, 2017 were valued at $1,826,500 using the Black Scholes pricing model utilizing the following weighted average assumptions:

Year ended December 31, 2017

Calculated stock price	$0.02 to $0.08
Risk free interest rate	1.48% to 2.13%
Expected life of warrants (years)	3 to 5 years
expected volatility of underlying stock	398% to 535%
Expected dividend rate	0%

The volatility of the common stock is estimated using historical data of the Company’s common stock. The risk-free interest rate used in the Black Scholes pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the warrants granted. An expected dividend yield of zero is used in the valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of December 31, 2017, the Company does not anticipate any awards will be forfeited in the valuation of the warrants.

17.       Stockholders’ deficit (continued)

c)	Warrants

A summary of all of the Company’s warrant activity during the period January 1, 2016 to December 31, 2017 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2016	6,300,000	0.0033 to $.0.03	$0.0033
Granted	19,337,409	0.03	0.0300
Forfeited/cancelled	(6,000,000)	0.15	0.1500
Exercised	—	—	—
Outstanding December 31, 2016	19,637,409	0.0033 to $.0.03	0.0033
Granted	29,866,666	$0.03 to $0.10	0.0945
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding December 31, 2017	49,504,075	$0.033 to $0.10	$0.0690

The following table summarizes information about warrants outstanding at December 31, 2017:

	Warrants outstanding			Warrants vexercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.0033	300,000	*		300,000
$0.03	21,704,075	2.20		21,704,075
$0.10	27,500,000	4.90		27,500,000

	49,504,075	3.71	$0.0690	49,504,075	$0.0690

*	In terms of an agreement entered into with an investor relations company, 300,000 warrants were to be issued as part of the Investor Relations Agreement. These warrants have not been issued as yet, therefore the warrant terms are uncertain.

All of the warrants outstanding as of December 31, 2017 are vested. The warrants outstanding as of December 31, 2017 have an intrinsic value of

$668,123.

d)	Stock options

Our board of directors adopted the Greenestone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 480,000 options as of December 31, 2017 under the Plan.

No options were issued, exercised or cancelled during the year ended December 31, 2017.

17.	Stockholders’ deficit (continued)

d)     Stock options (continued

A summary of all the Company’s option activity during the period January 1, 2016 to December 31, 2017 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2016	480,000	$0.12	$0.12
Granted	—	—	—
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding December 31, 2016	480,000	$0.12	0.12
Granted - non plan options	—	—	—
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding December 31, 2017	480,000	$0.12	$0.12

The following table summarizes information about options outstanding as of December 31, 2017:

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.12	480,000	1.83		480,000

	480,000	1.83	$0.12	480,000	$0.12

The Company issued Stock options to a former officer vesting over a 24-month period commencing on November 1, 2014 expiring on October 31, 2019, a formal option agreement has not been issued as yet, as such the terms of these options are uncertain.

As of December 31, 2017 there was no unrecognized compensation costs related to these options and the intrinsic value of the options as of December 31, 2017 is $0.

18.	Segmental Information

Due to the recent acquisition of the CCH subsidiary on February 14, 2017, the Company has two reportable operating segments;

a.	Rental income from the property owned by CCH subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, during the nine months ended September 30, 2017, these services were provided to customers at our Seastone of Delray business acquired on February 14, 2017. The Rehabilitation services provided by our Canadian Rehab Center for the years ended December 31, 2017 and 2016 are reported under discontinued operations and have not been reported as part of the Segment Information.

18.	Segmental Information (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Rental Operations	Year ended December 31, 2017 In-Patient services	Total

Revenue	$291,583	$637,833	$929,416
Operating expenditure	195,529	2,187,044	2,382,573

Operating (loss) income	96,054	(1,549,211)	(1,453,157)

Other (expense) income
Other income	—	475,487	475,487
Other expense	—	(5,093,9541)	(5,093,954)
Interest income	—	32,074	32,074
Interest expense	(179,037)	(188,510)	(367,547)
Amortization of debt discount	—	(668,916)	(668,916)
Loss on change in fair value of derivative liability	—	(1,033,332)	(1,033,332)
Foreign exchange movements	(12,003)	(69,028)	(81,031)
Net loss before taxation from continuing operations	(94,986)	(8,095,390)	(8,190,376)
Taxation	—	—	—
Net loss from continuing operations	$(94,986)	$(8,095,390)	$(8,190,376)

The operating assets and liabilities of the reportable segments are as follows:

	Rental Operations	In-Patient services	Total

Purchase of fixed assets	219,751	21,763	241,514
Assets
Current assets	201	334,418	334,619
Non-current assets	3,182,638	8,751,171	11,933,809
Liabilities
Current liabilities	(2,209,462)	(4,650,716)	(6,860,178)
Non-current liabilities	(4,349,208)	(2,834,684)	(7,183,892)
Intercompany balances	(791,263)	791,263	—
Net (liability) asset position	(4,167,095)	2,391,453	(1,775,642)

19.	Net income (loss) per common share

For the year ended December 31, 2017 the computation of basic and diluted earnings per share is as follows:

	Amount	Number of shares	Per share amount

Basic earnings per share
Net loss per share from continuing operations	$(8,190,376)	107,352,184	$(0.08)
Net income per share from discontinued operations	6,821,889	107,352,184	0.06

Basic income per share	(1,368,487)	107,352,184	(0.02)

Effect of dilutive securities

Warrants	—	11,135,388
Convertible debt	—	30,314,208

Diluted earnings per share
Net loss per share from continuing operations	(8,190,376)	148,801,780	(0.06)
Net income per share from discontinued operations	6,821,889	148,801,780	0.05

	$(1,368,487)	148,801,780	$(0.01)

For the year ended December 31, 2016, the following options and warrants were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

Year ended December 31, 2016

Stock options	$480,000
Warrants to purchase shares of common stock	19,637,409
$20,117,409

20.	Commitments and contingencies

a.	Contingency related to outstanding penalties

The Company has provided for potential US penalties of $250,000 due to non-compliance with the filing of certain required returns. The actual liability may be higher due to interest and penalties assessed by these taxing authorities.

b.	Operating leases

The Company has assumed operating leases for certain vehicles and office equipment. The future commitment of these operating leases are as follows:

Amount

2018	$8,014
2019	270
Total	$8,284

20.	Commitments and contingencies (continued)

c.	Mortgage loans

The company has two mortgage loans as disclosed in note 14 above. The future commitments under these loans are as follows:

Amount

2018	$134,010
2019	3,048,904
2020	110,444
2021	115,662
2022	3,908,884
Total	$7,317,902
d.	Convertible loans

The Company has an interest bearing convertible loan which requires monthly interest payments: the future interest payments under this loan is as follows:

Amount

2018	$128,723
Total	$128,723

e.	Other

From time to time, the Company and its subsidiaries enter into legal disputes in the ordinary course of business. The Company believes there are no material legal or administrative matters pending that are likely to have, individually or in the aggregate, a material adverse effect on its business or results of operations.

21.	Income taxes

The Company is not current in its tax filings as of December 31, 2017 and 2016

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

	Year ended December 31, 2017	Year ended December 31, 2016

Tax expense at the federal statutory rate	(1,288,471)	(394,991)
Foreign taxation	(1,325,577)	198,560
Permanent differences	1,606,144	56,768
Foreign tax rate differential	(203,943)	98,381
Valuation allowance	1,211,846	41,282
	—	—

21.	Income taxes (continued)

The components of the Company’s deferred taxes asset as at December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets
Net operating loss carry forward	20,303,013	20,198,844
Net Operating Loss utilized - Discontinued operations	(2,775,870)	—
Net taxable loss	3,029,615	104,169
Valuation allowance	(20,556,758)	(20,303,013)
	—	—

As of December 31, 2017, the Company is in arrears on filing its statutory income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates. In addition, the Company could be subject to penalties for these unfiled tax returns.

During the year ended December 31, 2017, the Company has accrued and expensed $250,000 (2016: $250,000) in penalties and interest attributable to delinquent tax returns. Management believes the Company has adequately provided for any ultimate amounts that are likely to result from audits of these returns once filed; however, final assessments, if any, could be significantly different than the amounts recorded in the financial statements.

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

22.	Subsequent events

On March 9, 2018, the Company, entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $153,000. The Note has a maturity date of December 30, 2018 and bears interest at the at the rate of twelve percent per annum from the date on which the Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the average lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion.

Other than the above, the Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a)	Evaluation of Disclosure and Control Procedures

The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2016, based on the criteria established in a report entitled “Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2017, and identified the following material weaknesses:

●	There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and Notwithstanding the existence of this material weakness in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission. The Company will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis.

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

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names and ages of the members of the Company’s Board of Directors (the “Board”) and executive officers, and the positions held by each:

Name Position
Shawn E. Leon	58	Chief Executive Officer, Chief Financial Officer, President and Director

John O’Bireck	59	Director

Gerald T Miller	60	Director

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

John O’Bireck, Director

John O’Bireck of Aurora, Ontario, Canada has been a Control Systems Engineer, since graduating in 1982, and has since been involved with building engineering teams to provide solutions for industrial and transportation industry. He was a cofounder of HayDrive Technologies Ltd. a publicly listed company where he held the positions of Director, Vice-president, Chief Technology Officer and Vice President of Advanced Product Development. Mr. O’Bireck was also the cofounder, Director and President of Supernova Performance Technologies Ltd., a privately held company. In 2014 Mr. O’Bireck was elected as a Director to the Board of Sparta Capital Ltd.

Gerald T. Miller, Director

Gerry Miller of Toronto, Ontario, Canada is the Managing Partner of the Law Firm Gardiner Miller Arnold LLP. Mr. Miller’s practice focuses on a comprehensive range of business, finance and real estate issues. In addition to managing the law firm. Mr. Miller’s runs the business law and real estate practice at Gardiner Miller Arnold LLP Law firm. He advises small to medium sized companies in manufacturing, investing and service related industries. Mr. Miller supervises all merger and acquisition transactions and institutional finance work.

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

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, at December 31, 2017, none of the officers, directors or 10% shareholders were in compliance with Section 16(a).

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

Audit Committee

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted nonaudit related service, the engagement be:

●	approved by our audit committee; or
●	entered into pursuant to preapproval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not currently have an audit committee. The Board preapproves all services provided by our independent auditors and otherwise performs the functions of an audit committee. The Company does not believe that not having an audit committee will have any adverse effect on the Company’s financial statements or current operations. The Company’s management will assess whether an audit committee may be necessary in the future.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon, President CEO, CFO (1)	2017	—	—	—	—	—	289,125	289,125
	2016	—	—	—	—	—	257,283	257,283

(1)	All other compensation represents a management fee of $289,125 (2016:257,283) paid to a company controlled by Mr. Leon and a further management fee for services rendered. The verbal management agreement was entered into with Greenstone Clinic, Inc., a wholly owned subsidiary of Shawn Leon, and Shawn Leon, was initially for a term of one year and was for the development of medical clinics in Ontario, Canada. The agreement has been extended from year to year and has been expanded to include overall company management and the development of clinics in the United States. The management agreement allowed for a maximum compensation of $300,000 per year.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards issued to executive officers during the fiscal year ended December 31, 2017 and there are no outstanding equity awards to named officers as of December 31, 2017.

Information regarding equity compensations plans is set forth in the table below:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans

Equity Compensation plans approved by the stockholders
2013 Equity compensation plan	480,000	$0.12	9,520,000
Equity Compensation plans not approved by the stockholders
None	—	$—	—

	480,000.0	$3.59	9,520,000

Directors Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the year ended December 31, 2017.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon	—	—	—	—	—	—	—

John O’ Bireck	—	—	—	—	—	—	—

Gerald T Miller	—	—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than five percent (5%) of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares of common stock are owned directly and the percentage shown is based on 109,938,855 shares of common Stock issued and outstanding as of April 11,2018.

Name of beneficial owner	Amount and nature of beneficial ownership, including common stock		Percentage of common stock beneficially owne d (1)

Directors and Officers
Shawn E. Leon	80,389,234	(2)	62.0%

5% Shareholders
Leonite Capital LLC	29,400,000		19.5%

All officers and directors as a group (10 persons)	80,389,234		62.0%

(1)	Based on 122,989,230 shares of common stock outstanding as of April 11, 2018.
(2)	Includes 2,257,850 shares of common stock; 8,677,042 shares of common stock and warrants for 6,767,042 shares of common stock held by Eileen Greene, the spouse of Shawn Leon; 2,687,300 shares of common stock held by GreeneStone Clinic Inc., which is controlled by Mr. Leon; and a further 60,000,000 shares of common stock issued to Leon Developments Ltd upon the acquisition of CCH on February 14, 2017. Mr. Leon resides at 46 Fairway Heights Drive, Thornhill, Ontario, Canada.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Related Party Transactions

As of December 31, 2017, a total of $72,729 is payable to executive officers or their affiliates for net related party payables, as detailed in the below table:

Name	Amount
Owing to the Company
Shawn E. Leon(1)	$16,080
Owing by the Company
1816191 Ontario(2)	(15,922)
Leon Developments, LTD(3)	(1,703,976)
Eileen Greene(4)	(877,182)
Total	$(2,581,000)

(1)	Shawn Leon is the Chief Executive Officer of the company
(2)	1816191 Ontario is the Endoscopy Clinic sold to Dr. Parekh in December 2014.
(3)	Leon Developments is wholly owned by Shawn Leon, the Company’s Chief Executive Officer
(4)	Eileen Greene is the spouse of Shawn Leon.

Shawn E. Leon

As of December 31, 2017 and 2016 the Company had a receivable of $16,080 and a payable of $8,492, respectively to Shawn E. Leon, a director and CEO of the Company. The balances receivable and payable are non-interest bearing and have no fixed repayment terms.

Mr. Leon was paid management fees of $289,125 during the year ended December 31, 2017. In addition to this the Company recorded a once off compensation expense in other expenses, relating to the excess of the fair value of the assets acquired in CCH. Mr. Leon is the owner of Leon Developments, the counterparty in the acquisition of the CCH.

1816191 Ontario

As of December 31, 2017 the Company had a payable of $15,921 to 1816191 Ontario, the Endoscopy Clinic, which was sold at the end of the prior year. The payable is non-interest bearing, and has no specific repayment terms.

Leon Developments, Ltd.

The Company acquired CCH from Leon Developments, Ltd., on February 14, 2017, CCH owns the facility utilized by the Canadian Rehab Clinic which was sold to a third party on February 14, 2017. CCH owed CDN $2,692,512 to Leon Developments. The amount owing to Leon Developments Ltd., as of December 31, 2017 was CDN$2,692,512 or US$1,703,976.

Eileen Greene

Eileen Greene is the spouse of our CEO, Shawn Leon.

On December 30, 2016 we entered into a Securities Purchase agreement with Ms. Greene, whereby $163,011 (CDN $220,000) was advanced to the Company in the form of a promissory note, bearing interest at 0% per annum and convertible into shares of common stock at a conversion price of $0.03 per share. On January 17,2017, Ms. Greene advanced the company a further $40,000 in the form of a promissory note, bearing interest at 0$ per annum and convertible into shares of common stock at a conversion price of $0.03 per share. In connection with the issue pf promissory notes, Ms. Greene was also awarded warrants exercisable over 6,767,042 shares of common stock at an exercise price of $0.03 per share.

These promissory notes were converted into 6,767,042 common shares during July 2017.

During October and November 2017, we borrowed CDN$1,122,000 from Eileen Greene, principally to fund the deposit on a real estate transaction. The funds advanced is non-interest bearing and has no fixed repayment terms. As of December 31, 2017, the amount owing to Eileen Greene amounted to $877,182.

Directors Independence

The common stock of the Company is currently quoted on the OTCBB, a quotation system which currently does not have director independence requirements. On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation SK. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy the criteria for the NASDAQ Stock Market, Inc.

As of December 31, 2017, the Board determined that John O’Bireck and Gerald T Miller are independent and that Mr. Leon is not independent under these standards.

Item 14. Principal Accountant Fees and Services.

On March 9,2018, the Company dismissed RBSM LLP as the Company’s independent registered public accounting firm. The decision to change was approved by the Company’s Board of Directors.

The audit report of Company’s independent registered public accounting firm on the financial statements for each of the past two years ended December 31, 2016 and 2015 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception that: the reports dated April 17, 2017, and April 14, 2016, contained the following explanatory paragraph: “The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has sustained net losses and has a working capital and stockholder’s deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

During the Company’s two most recent fiscal years and the subsequent interim periods preceding its dismissal of RBSM, there were: (i) no disagreements with RBSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RBSM, would have caused it to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements of the Company; and (ii) no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

Appointment of Daszkal Bolton LLP

On March 9, 2018, the Company engaged Daszkal Bolton LLP (“Daszkal”), as the Company’s independent registered public accounting firm to audit the Company’s financial statements. Prior to retaining Daszkal, the Company did not consult with Daszkal regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a “disagreement” (as described in Item 304(a)(1)(iv) of Regulation S-K) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

The following is a summary of the fees paid by us to RBSM LLP for professional services rendered for the years ended December 31, 2017 and 2016:

	Year ended December 31, 2017	Year ended December 31, 2016

Audit fees and expenses	$64,790	$62,500
Taxation preparation fees
Audit related fees
Other fees	—	—
	$64,790	$62,500

Audit Fees

Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements in fiscal year ended December 31, 2017 and 2016, respectively.

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

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services listed above for the fiscal years ended December 31, 2017 and 2016, respectively.

PART IV

Item 15. Exhibits, Financial Statement Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)(1)   The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of December 31, 2017 and 2016

3.	Consolidated Statements of Operations and comprehensive loss for the years ended December 31, 2017 and 2016

4.	Consolidated Statements of changes in Stockholders’ Deficit for the years ended December 31, 2017 and 2016

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(b) Exibits

Exhibit No.	Description	Form	SEC File No.	Date	Filed Herewith	Filed by Reference

3.1	Articles of Incorporation of NNRC, Inc. (as filed with the Secretary of State of Colorado on April 1, 1993)	10-K	000-15078	March 28,2013		X

3.2	Articles of Amendment to the Articles of Incorporation of Nova Natural Resources, Inc. (as filed with the Secretary of State of Colorado on May 8, 2012)	10-K	000-15078	March 28,2013		X

3.3	Articles of Amendment to the Articles of Incorporation of Greenestone Healthcare Corporation (as filed with the Secretary of State of Colorado on March 26, 2013)	8-K	000-15078	March 29, 2013		X

3.4	Amended and Restated Bylaws of Greenestone Healthcare Corporation	8-K	000-15078	March 29, 2013		X

3.5	Articles of Amendment to the Articles of Incorporation re: Name Change	8-K	000-15078	April 10, 2017		X

3.6	First amendment to Amended and Restated Bylaws	8-K	000-15078	April 10, 2017		X

4.1	Form of Series L Convertible Note and Warrant Agreement	8-K	000-15078	42740		X

4.2	Form of LABRYS LP Convertible Note Agreement	8-K	000-15078	February 2, 2017		X

10.1	Stock Purchase Agreement I	8-K	000-15078	41362		X

10.2	Form of Warrant I	8-K	000-15078	December 30, 2013		X

10.3	Form of Warrant II	8-K	000-15078	December 30, 2013		X

10.4	Stock Purchase Agreement II	8-K	000-15078	December 30, 2013		X

10.5	Share Purchase Agreement, dated as of December 16,2014 by and between the Registrant and Jainheel Patekh Medical Professional Corporation	8-K	000-15078	December 23, 2014		X

10.6	Collateral Note, Dated December 16, 2014	8-K	000-15078	December 23, 2014		X

10.7	Seastone of Delray Asset Purchase Agreement, Management Services Agreement and Commercial Real Estate Contract	8-K	000-15078	May 23, 2016		X

10.8	Stock Purchase Agreement re: Cranberry Cove Holdings Ltd.	8-K	000-15078	February 17,2017		X

10.9	Asset Purchase Agreement re: Sale of Muskoka Clinic	8-K	000-15078	February 17, 2017		X

10.10	Lease of Muskoka Clinic	8-K	000-15078	February 17, 2017		X

16.1	Letter from Jarvis Ryan Associates, LLP	8-K	000-15078	July 19, 2014		X

31.1	Certification of the Principal Executive Officer of the registrant pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Rule 13(a) -14(a) or Rule 15(d( - 14 (a)	X

31.2	Certification of the Principal Financial Officer of the registrant pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Rule 13(a) -14(a) or Rule 15(d( - 14 (a)	X

32.1	Certification of the Principal Executive Officer pursuant to Rule 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

32.2	Certification of the Principal Financial Officer pursuant to Rule 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

101.INS	INS XBRL Instance Document		X
101.SCH	SCH XBRL Schema Document		X
101.CAL	CAL XBRL Calculation Linkbase Document		X
101.DEF	DEF XBRL Definition Linkbase Document		X
101.LAB	LAB XBRL Label Linkbase Document		X
101.PRE	PRE XBRL Presentation Linkbase Document		X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHEMA HEALTH CORPORATION.

Date: April 17, 2018

By: /s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	April 17, 2018
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	April 17, 2018
John O’Bireck

/s/ Gerald T. Miller	Director	April 17, 2018
Gerald T. Miller