Form 10-K/A
period 2017-12-31
ETHEMA HEALTH Corp
filed 2018-04-18
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-K/A

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

Many of the matters discussed within this Annual Report on Form 10-K/A (“Annual Report”) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include the risks noted under Part 1. “Business,” Part 1A “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Icagen,” refer to Icagen, Inc. and its subsidiaries.

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

Operating Expenses

Operating expenses was $2,382,573 and $790,880 for the years ended December 31, 2017 and 2016, respectively, an increase of $1,591.693 or 201.3%. The increase in operating expenses is attributable to:

●	General and administrative expenses of $473,201 and $144,536 for the years ended December 31, 2017 and 2016, respectively, an increase of $328,665 or 227.4%, primarily due to the operating expenses of Seastone, acquired during February 2017.

●	Management fees of $289,125 and $257,283 for the years ended December 31, 2017 and 2016, respectively, increased by $31,842 or 12.4%, primarily due to additional effort required by our CEO to operate the business.

●	Professional fees of $626,548 and $249,395 for the years ended December 31, 2017 and 2016, respectively, increased by $377,153 or 151.2%, primarily legal fees related to the Corporate restructure, the disposal of GreeneStone Muskoka’s business, the acquisition of Seastone of Delray and the acquisition of CCH during the current year.

●	Salaries and wages of $770,076 and $139,666 for the years ended December 31, 2017 and 2016, respectively, increased by $630,410 or 451.4%, primarily due to salaries related to the Seastone operation which was acquired in February 2017. Salaries for Greenestone Muskoka are reflected in discontinued operations in 2016.

●	Depreciation was $223,623 and $0 for the years ended December 31, 2017 and 2016, respectively, the depreciation consist primarily of depreciation on property, plant and equipment related to the acquisition of the assets of Seastone of Delray and the acquisition of CCH, which owns the buildings in which Canadian Addiction Residential Treatment, now operates.

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

Other expense

Other expense of $5,093,954 and $156,387 for the years ended December 31, 2017 and 2016, an increase of $4,937,567 or 3,157.3%, represents; ; i) $5,074,689 of the excess of the purchase price paid over the carrying value of the assets of CCH. This expenditure is classified as compensation expense to our CEO who owns 100% of Leon Developments, the counterparty to the purchase of the CCH Subsidiary; ii) $19,265 represents the loss realized on disposing of a portion of the mortgage owned by the Company in CCH, at a discount to face value. Other expense in the prior period consists primarily of expenses incurred in operating the Seastone of Delray Clinic, in terms of a management agreement, prior to its acquisition on February 14, 2017.

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

Contingency related to outstanding payroll tax liabilities

The Company is delinquent in filing its USA payroll tax returns, these returns are currently being prepared by our tax advisors, although we do not anticipate any taxation liability to arise, we may be faced with penalties for failing to file tax returns timeously.

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

The increase in current assets during the current year is primarily due to the increase in receivable of $218,858 from the Seastone operations an increase in prepaid expenses of $96,632 offset by a reduction in the discontinued operation asset of $183,219 in the prior year.

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

Over the next twelve months we estimate that the company will require $3.0 million in working capital as it continues to develop its Seastone of Delray business and concluded the acquisition of the 174 bed rehabilitation center located on West Palm Beach. The company may have to raise equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as medium, a change from the prior years, high risk assessment, due to the settlement of the outstanding tax liabilities mentioned above.

Item 8. Financial Statements and Supplementary Data.

ETHEMA HEALTH CORPORATION

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US$ unless otherwise indicated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ethema Health Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ethema Health Corporation (the “Company”) at December 31, 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for year ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 6 to the consolidated financial statements, the Company had accumulated deficit of approximately $22.3 million and negative working capital of approximately $6.5 million at December 31, 2017, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Daszkal Bolton LLP

We have served as the Company’s auditor since 2018.

Fort Lauderdale, Florida
April 18, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Ethema Health Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Ethema Health Corporation (“the Company”) as of December 31, 2016 and the related consolidated statement of operations and other comprehensive loss, stockholders’ deficit and cash flows for the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ethema Health Corporation as of December 31, 2016 and the results of its operations and its cash flows for the year the ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, NY 10022

April 17, 2017

ETHEMA HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS

Current assets
Cash	$339	$4,779
Accounts receivable	218,858	—
Prepaid expenses	99,342	2,710
Discontinued operations	—	183,219
Related party Receivables	16,080	84,867
Total current assets	334,619	275,575
Non-current assets
Investment	—	110,000
Deposit on real Estate	1,825,000
Due on sale of subsidiary	954,951	—
Property, plant and equipment	9,153,858	—
Cash - Restricted	—	74,480
Total non-current assets	11,933,809	184,480
Total assets	$12,268,428	$460,055

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$28,927	$56,116
Accounts payable and accrued liabilities	372,244	374,317
Taxes payable	689,240	2,798,824
Convertible loans	160,453	250,258
Loans payable	152,402	—
Derivative liability	2,859,832	—
Related party payables	2,597,080	157,596
Total current liabilities	6,860,178	3,637,111
Non-current liabilities
Loan payable	7,183,892	—
Total liabilities	14,044,070	3,637,111

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 3,000,000 authorized, nil outstanding as of December 31, 2017 and 2016.	—	—
Preferred Stock - Series B; $0.01 par value, 10,000,000 authorized, nil outstanding as of December 31, 2017 and 2016.	—	—
Common stock; $0.01 par value, 500,000,000 shares authorized; 122,989,230 and 48,738,855 shares issued and outstanding as of December 31, 2017 and 2016, respectively.	1,232,393	487,389
Additional paid-in capital	18,545,913	16,509,906
Accumulated other comprehensive income	796,453	807,563
Accumulated deficit	(22,350,401)	(20,981,914)
Total stockholders’ deficit	(1,775,642)	(3,177,056)
Total liabilities and stockholders’ deficit	$12,268,428	$460,055

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENISIVE LOSS

	Year ended December 31, 2017	Year ended December 31, 2016

Revenues	$929,416	$—

Operating expenses
General and administrative	473,201	144,536
Management fees	289,125	257,283
Professional fees	626,548	249,395
Salaries and wages	770,076	139,666
Depreciation and amortization	223,623	—
Total operating expenses	2,382,573	790,880

Operating loss	(1,453,157)	(790,880)

Other Income (expense)
Other income	475,487	72,508
Other expense	(5,093,954)	(156,387)
Interest income	32,074	—
Interest expense	(367,547)	(29,504)
Debt discount	(668,916)	(93,244)
Derivative liability movement	(1,033,332)	—
Foreign exchange movements	(81,031)	811
Net loss before taxation from continuing operations	(8,190,376)	(996,696)
Taxation	—	—
Net loss from continuing operations	(8,190,376)	(996,696)
Operating income from discontinued operations, net of tax	6,821,889	735,987
Net income from discontinued operations, net of tax	6,821,889	735,987
Net loss	(1,368,487)	(260,709)
Accumulated other comprehensive loss
Foreign currency translation adjustment	(11,110)	(126,263)

Total comprehensive loss	$(1,379,597)	$(386,972)

Basic loss per common share from continuing operations	$(0.08)	$(0.02)
Basic income per share from discontinued operations	$0.06	$0.02
Basic loss per common share	$(0.02)	$—
Diluted loss per common share from continuing operations	$(0.06)	$(0.02)
Diluted income per share from discontinued operations	$0.05	$0.02
Diluted loss per common share	$(0.01)	$—
Weighted average common shares outstanding - Basic	107,352,184	48,305,978
Weighted average common shares outstanding - Diluted	148,801,780	48,305,978

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Series B		Common		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Comprehensive Income	Accumulated Deficit	Total

Balance at January 1, 2016	—	$—	47,738,855	$477,389	$16,177,534	$933,826	$(20,721,205)	$(3,132,456)
Shares issued for services	—	—	1,000,000	10,000	40,000	—	—	50,000
Fair value of warrants issued	—	—	—	—	291,955	—	—	291,955
Proceeds received on warrants issued	—	—	—	—	417	—	—	417
Foreign currency translation	—	—	—	—	—	(126,263)	—	(126,263)
Net income	—	—	—	—	—	—	(260,709)	(260,709)
Balance as of December 31, 2016	—	$—	48,738,855	$487,389	$16,509,906	$807,563	$(20,981,914)	$(3,177,056)

Shares issued to acquire subsidiary	—	—	60,000,000	600,000	1,584,000	—	—	2,184,000
Conversion of debt to equity	—	—	12,500,375	125,004	250,007			375,011
Fair value of warrants issued	—	—	—	—	71,000	—	—	71,000
Shares issued for services	—	—	100,000	1,000	3,000	—	—	4,000
Shares issued for commitment fee	—	—	1,900,000	19,000	128,000			147,000
Foreign currency translation	—	—	—	—	—	(11,110)	—	(11,110)
Net income	—	—	—	—	—	—	(1,368,487)	(1,368,487)
Balance as of September 30, 2017	—	$—	123,239,230	$1,232,393	$18,545,913	$796,453	$(22,350,401)	$(1,775,642)

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31, 2017	Year ended December 31, 2016
Operating activities
Net income	$(1,368,488)	$(260,709)
Net income from discontinued operations	$(6,821,889)	$(735,987)
Net loss from continuing operations	$(8,190,377)	$(996,695)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	223,623	93,244
Non cash compensation expense on acquisition of subsidiary	5,074,689	—
Non cash interest accrual	(32,074)	—
Non cash compensation for services	151,000	—
Gain on sale of mortgage	19,583	—
Other foreign exchange movements	—	50,000
Amortization of debt discount	668,916	—
Derivative liability movements	1,033,332	—
Provision against receivable on sale of subsidiary	(472,368)	—
Amortization of beneficial conversion feature	—	494
Non cash earnout accrual	0	—
Changes in operating assets and liabilities
Accounts receivable	(218,558)	—
Prepaid expenses	(85,176)	(2,710)
Accrued purchase consideration	—	—
Accounts payable and accrued liabilities	(232,628)	(232,105)
Taxes payable	(2,158,233)	308,318
Net cash used in operating activities - continuing operations	(4,218,272)	(779,455)
Net cash provided by operating activities - discontinued operations	(426,398)	775,313
	(4,644,669)	(4,142)
Investing activities
Investments in Seastone	(2,960,000)	(110,000)
Deposit on property	(1,748,988)	—
Purchase of fixed assets	(436,372)	—
Net cash used in investing activities - continuing operations	(5,145,360)	(110,000)
Net cash provided by (used in) investing activities - discontinued operations	6,497,400	(3,199)
	1,352,040	(113,199)

Financing activities
(Decrease) Increase in bank overdraft	(28,718)	40,315
Repayment of loan payable	—	(15,472)
Proceeds from short-term notes	—	124,350
Repayment of short-term note	—	(148,603)
Proceeds from mortgage sold	110,294	—
Proceeds from mortgage	4,391,452	—
Repayment of mortgage	(3,048,995)	—
Proceeds from convertible notes	1,897,500	668,969
Repayment of convertible notes	(388,458)	(220,000)
Proceeds from related party notes	366,222	(201,766)
Proceeds from warrants issued	—	417
Net cash provided by financing activities	3,299,298	248,210

Effect of exchange rate on cash	(11,110)	(126,263)

Net change in cash	(4,440)	4,605
Beginning cash balance	4,779	174
Ending cash balance	$339	$4,779

Supplemental cash flow information
Cash paid for interest	$253,256	$39,136
Cash paid for income taxes	$—	$—

Non cash investing and financing activities
Common shares issued to acquire subsidiary	$2,184,000	$—
Conversion of debt to equity	$375,011	$—
Fair value of warrants issued	$71,000	$—
Assumption of mortgage liabilities on acquisition of subsidiary	$3,145,549	$—
Debt discount relating to warrants issued with convertible debt	$—	$291,955

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

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

The Florida Purchase

Immediately after closing on the sale of the assets of the Canadian Rehab Clinic, the Company closed on the acquisition of the real estate assets of Seastone Delray pursuant to certain real estate and asset purchase agreements The purchase price for the Seastone assets was US$6,070,000 financed with a purchase money mortgage of US$3,000,000, and US$3,070,000 in cash.

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

The Company’s policy is to measure an asset exchanged or transferred in a nonmonetary transaction at the more reliable measurement of the fair value of the asset given up and the fair value of the asset received, unless:

●	The transaction lacks commercial substance;
●	The transaction is a transfer between entities under common control;
●	The transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange;
●	Neither the fair value of the asset received nor the fair value of the asset given up is reliably measurable; or
●	The transaction is a nonmonetary, nonreciprocal transfer to owners that represents a spinoff or other form of restructuring or liquidation.

f)	Cash and cash equivalents

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

k)	Leases

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (continued)

l)	Income taxes

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

m)	Net income (loss) per Share

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

n)	Stock based compensation

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

o)	Derivatives

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.     Summary of Significant Accounting Policies (continued)

p)	Recent accounting pronouncements

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

p)	Recent accounting pronouncements (continued)

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

The impact this ASU will have on the Company’s consolidated financial statements is expected to be immaterial.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

p)	Recent accounting pronouncements (continued)

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We do not expect that the adoption of ASU 2014-09 will have any significant impact on our operating cash flows.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

q)	Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

r)	Financial instruments Risks

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

The transaction was accounted for under ASC 805-50 Transactions between entities under common control, and the assets and liabilities were transferred at their carrying amounts at the date of the transaction.

4.	Acquisition of Subsidiary (continued)

The allocation of the purchase price is as follows:

Amount
Purchase price paid:
Common shares issued to Seller	$2,184,000
Receivable assumed by the Seller	504,442
2,688,442
Allocated as follows:

Assets transferred:
Property	2,942,585
Receivable from Ethema Health Corporation	299,743
3,242,328
Liabilities assumed:
Accounts payable and other accruals	158,093
Related party payable to Leon Developments	2,057,392
Mortgage liability owing to Ethema Health Corporation	267,540
Mortgage liability	3,145,550
5,628,575

Net liabilities assumed	(2,386,247)

Excess purchase consideration allocated to shareholders compensation	$5,074,689

5.	Acquisition of Seastone Delray

The Company, utilized a portion of the proceeds realized on the sale of the Canadian Rehab Clinic to acquire certain assets of Seastone of Delray.

The Company obtained its own license to run a rehabilitation Clinic in Florida in December 2016 and began operations, through its wholly owned subsidiary, Seastone of Delray, LLC, effective January 2017.

The assets acquired were as follows:

Amount

Purchase price paid:
Cash paid to seller	$2,960,000
Deposits previously paid to seller	110,000
Mortgage liability funds	3,000,000
6,070,000
Assets acquired:
Property	5,990,000
Furniture and fixtures	80,000
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

10.          Property, plant and equipment

Property, plant and equipment consists of the following:

	December 31, 2017			December 31, 2016
	Cost	Amortization and Impairment	Net book value	Net book value

Land	2,925,305	—	2,925,305
Property	$5,939,256	$(98,988)	$5,840,268	$—
Furniture and fixtures	105,000	(32,953)	72,047	—
Leasehold Improvements	407,920	(91,682)	316,238
	$9,377,481	$(223,623)	$9,153,858	$—

Depreciation expense for the year ended December 31, 2017 and 2016 was $223,423 and $0, respectively.

11.	Taxes Payable

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

Loans payable is as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	December 31, 2017	December 31, 2016

Cranberry Cove Holdings
First Mortgage	8.0%	August 14, 2017	$—	$—	$—	$—
Second Mortgage	12.0%	November 4, 2018	—	—	—	—
Pace Mortgage	4.2%	July 19,2022	4,343,376	5,998	4,349,374	—
Seastone of Delray
Mortgage	5.0%	February 13, 2020	2,974,526	$12,394	2,986,920	—
			$7,317,902	$18,392	$7,336,294	$—
Disclosed as follows:
Short-term portion					$152,402	$—
Long-term portion					7,183,892	—
					$7,336,294	$—

The aggregate amount outstanding is payable as follows:

Amount
2018	134,010
2019	110,444
2020	3,048,904
2021	115,662
2022	3,908,884
Total	$7,317,902

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

Mr. Leon was paid management fees of $289,125and $257,283 during the years ended December 31, 2017 and 2016. In addition to this the Company recorded compensation expense in other expenses, relating to the excess of the fair value of the assets acquired in CCH. Mr. Leon is the owner of Leon Developments, the counterparty in the acquisition of the CCH subsidiary referred to in note 1 and 4 above.

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

18.	Segmental Information

Due to the recent acquisition of the CCH subsidiary on February 14, 2017, the Company has two reportable operating segments;

a.	Rental income from the property owned by CCH subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, these services were provided to customers at our Seastone of Delray operations. The Rehabilitation services provided by our Canadian Rehab Center for the years ended December 31, 2017 and 2016 are reported under discontinued operations and have not been reported as part of the Segment Information.

18.	Segmental Information (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Rental Operations	Year ended December 31, 2017 In-Patient services	Total

Revenue	$291,583	$637,833	$929,416
Operating expenditure	195,529	2,187,044	2,382,573

Operating (loss) income	96,054	(1,549,211)	(1,453,157)

Other (expense) income
Other income	—	475,487	475,487
Other expense	—	(5,093,9541)	(5,093,954)
Interest income	—	32,074	32,074
Interest expense	(179,037)	(188,510)	(367,547)
Amortization of debt discount	—	(668,916)	(668,916)
Loss on change in fair value of derivative liability	—	(1,033,332)	(1,033,332)
Foreign exchange movements	(12,003)	(69,028)	(81,031)
Net loss before taxation from continuing operations	(94,986)	(8,095,390)	(8,190,376)
Taxation	—	—	—
Net loss from continuing operations	$(94,986)	$(8,095,390)	$(8,190,376)

The operating assets and liabilities of the reportable segments are as follows:

	Rental Operations	In-Patient services	Total

Purchase of fixed assets	219,751	21,763	241,514
Assets
Current assets	201	334,418	334,619
Non-current assets	3,182,638	8,751,171	11,933,809
Liabilities
Current liabilities	(2,209,462)	(4,650,716)	(6,860,178)
Non-current liabilities	(4,349,208)	(2,834,684)	(7,183,892)
Intercompany balances	(791,263)	791,263	—
Net (liability) asset position	(4,167,095)	2,391,453	(1,775,642)

19.	Net income (loss) per common share

For the year ended December 31, 2017 the computation of basic and diluted earnings per share is as follows:

	Amount	Number of shares	Per share amount

Basic earnings per share
Net loss per share from continuing operations	$(8,190,376)	107,352,184	$(0.08)
Net income per share from discontinued operations	6,821,889	107,352,184	0.06

Basic income per share	(1,368,487)	107,352,184	(0.02)

Effect of dilutive securities

Warrants	—	11,135,388
Convertible debt	—	30,314,208

Diluted earnings per share
Net loss per share from continuing operations	(8,190,376)	148,801,780	(0.06)
Net income per share from discontinued operations	6,821,889	148,801,780	0.05

	$(1,368,487)	148,801,780	$(0.01)

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

b.	Operating leases

The Company has assumed operating leases for certain vehicles and office equipment. The future commitment of these operating leases are as follows:

Amount

2018	$8,014
2019	270
Total	$8,284

20.	Commitments and contingencies (continued)

c.	Mortgage loans

The company has two mortgage loans as disclosed in note 14 above. The future commitments under these loans are as follows:

Amount

2018	$134,010
2019	110,444
2020	3,048,904
2021	115,662
2022	3,908,884
Total	$7,317,902
d.	Convertible loans

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2017, based on the criteria established in a report entitled “Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2017, and identified the following material weaknesses:

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

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Related Party Transactions

As of December 31, 2017, amounts payable to executive officers or their affiliates for net related party payables, as as detailed in the below table:

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

Mr. Leon was paid management fees of $289,125 during the year ended December 31, 2017. In addition to this the Company recorded as compensation expense in other expenses, relating to the excess of the fair value of the assets acquired in CCH. Mr. Leon is the owner of Leon Developments, the counterparty in the acquisition of the CCH.

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

Item 14. Principal Accountant Fees and Services.

On March 9, 2018, the Company dismissed RBSM LLP as the Company’s independent registered public accounting firm. The decision to change was approved by the Company’s Board of Directors.

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

Date: April 18, 2018

By: /s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	April 18, 2018
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	April 18, 2018
John O’Bireck

/s/ Gerald T. Miller	Director	April 18, 2018
Gerald T. Miller