Form 10-Q
period 2018-03-31
ETHEMA HEALTH Corp
filed 2018-05-21
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

OR

□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 000-15078

ETHEMA HEALTH CORPORATION

(Exact name of registrant as specified in its charter)

Colorado 84-1227328

(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

810 Andrews Avenue, Delray Beach, Florida 33483 (Address of principal executive offices and zip code)

(561) 450-7679

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

Large accelerated filer☐	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 21, 2018, there were 124,009,230 shares outstanding of the registrant’s common stock.

ETHEMA HEALTH CORPORATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” ’‘targets,” “projects,” “contemplates,” ’‘believes,” “seeks,” “goals,” “estimates,” ’‘predicts,” ’‘potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2017 filed with the SEC on April 18, 2018. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Healthcare Corporation.

ETHEMA HEALTH CORPORATION

PART I

Item 1. Financial Statements.

INDEX TO THE

UNADUITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars unless otherwise indicated)

ETHEMA HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS

Current assets
Cash	$27,339	$339
Accounts receivable	176,368	218,858
Prepaid expenses	86,663	99,342
Related party Receivables	17,910	16,080
Total current assets	308,280	334,619
Non-current assets
Deposit on real Estate	2,049,955	1,825,000
Due on sale of subsidiary	541,326	954,951
Property, plant and equipment	8,999,889	9,153,858
Total non-current assets	11,591,170	11,933,809
Total assets	$11,899,450	$12,268,428

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$2,959	$28,927
Accounts payable and accrued liabilities	370,080	372,244
Taxes payable	679,247	689,240
Convertible loans	780,887	160,453
Loans payable	152,402	152,402
Derivative liability	3,352,825	2,859,832
Related party payables	2,562,109	2,597,080
Total current liabilities	7,900,509	6,860,178
Non-current liabilities
Loan payable	7,032,374	7,183,892
Total liabilities	14,932,883	14,044,070

Stockholders' deficit
Preferred stock - Series A; $0.01 par value, 3,000,000 authorized, nil outstanding as of March 31, 2018 and December 31, 2017.	—	—
Preferred Stock - Series B; $0.01 par value, 10,000,000 authorized, nil outstanding as of March 31, 2018 and December 31, 2017.	—	—
Common stock; $0.01 par value, 500,000,000 shares authorized; 123,404,230 and 123,239,230 shares issued and outstanding as of March 31, 2018 and December 31, 2017.	1,234,043	1,232,393
Additional paid-in capital	18,555,813	18,545,913
Accumulated other comprehensive income	743,267	796,453
Accumulated deficit	(23,566,556)	(22,350,401)
Total stockholders' deficit	(3,033,433)	(1,775,642)
Total liabilities and stockholders' deficit	$11,899,450	$12,268,428

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2018	Three months ended March 31, 2017
		(Restated)

Revenues	$113,302	$322,510

Operating expenses
General and administrative	193,732	143,731
Management fees	46,533	—
Professional fees	38,010	539,604
Salaries and wages	185,156	209,246
Depreciation and amortization	68,415	33,595
Total operating expenses	531,846	926,176

Operating loss	(418,544)	(603,666)

Other Income (expense)
Other income	—	472,368
Other expense	—	(5,074,689)
Interest income	49	32,074
Interest expense	(170,451)	(63,017)
Debt discount	(752,949)	(187,659)
Derivative liability movement	(12,156)	(73,048)
Foreign exchange movements	137,896	(157,908)
Net loss before taxation from continuing operations	(1,216,155)	(5,655,545)
Taxation	—	—
Net loss from continuing operations	(1,216,155)	(5,655,545)
Gain on disposal of business	—	7,494,828
Operating income from discontinued operations, net of tax)	—	58,992
Net income from discontinued operations, net of tax	—	7,553,820
Net (loss) income	(1,216,155)	1,898,275
Accumulated other comprehensive loss
Foreign currency translation adjustment	(53,186)	(190,946)

Total comprehensive (loss) income	$(1,269,341)	$1,707,329

Basic loss per common share from continuing operations	$(0.01)	$(0.08)
Basic income per share from discontinued operations	$—	$0.10
Basic (loss) income per common share	$0.01	$0.02
Diluted loss per common share from continuing operations	$(0.01)	$(0.08)
Diluted income per share from discontinued operations	$—	$0.10
Diluted (loss) income per common share	$(0.01)	$0.02
Weighted average common shares outstanding - Basic	123,242,897	78,738,855
Weighted average common shares outstanding - Diluted	123,242,897	79,005,555

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

	Preferred Series B		Common		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Comprehensive Income	Accumulated Deficit	Total

Balance at January 1, 2018	—	$—	123,239,230	$1,232,393	$18,545,913	$796,453	$(22,350,401)	$(1,775,642)
Shares issued for commitment fee	—	—	165,000	1,650	9,900	—	—	11,550
Foreign currency translation	—	—	—	—	—	(53,186)	—	(53,186)
Net loss	—	—	—	—	—	—	(1,216,155)	(1,216,155)
Balance as of March 31, 2018	—	$—	123,404,230	$1,234,043	$18,555,813	$743,267	$(23,566,556)	$(3,033,433)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2018	Three months ended March 31, 2017
		(Restated)
Operating activities
Net (loss) income	$(1,216,155)	$1,898,275
Less: Net income from discontinued operations	$—	$(7,553,820)
Net loss from continuing operations	$(1,216,155)	$(5,655,545)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	68,415	33,595
Non cash compensation expense on acquisition of subsidiary	—	5,074,689
Non cash compensation for services	11,550	—
Non cash discount on convertible debt	48,000	—
Other foreign exchange movements	—	(8,699)
Amortization of debt discount	752,949	187,659
Derivative liability movements	12,156	73,048
Provision against receivable on sale of subsidiary	—	(446,476)
Changes in operating assets and liabilities
Accounts receivable	42,490	(64,555)
Prepaid expenses	74,630	(23,049)
Deposit released from escrow	395,354	—
Accounts payable and accrued liabilities	31,745	(52,559)
Taxes payable	1,933	(2,427,270)
Net cash provided by (used in) operating activities - continuing operations	223,067	(3,309,163)
Net cash provided by operating activities - discontinued operations	—	242,211
	223,067	(3,066,952)
Investing activities
Investments in Seastone	—	(2,960,000)
Deposit on property	(286,912)	—
Purchase of fixed assets	—	(8,878)
Net cash used in investing activities - continuing operations	(286,912)	(2,968,878)
Net cash provided by (used in) investing activities - discontinued operations	—	6,302,244
	(286,912)	3,333,366

Financing activities
Decrease in bank overdraft	(25,878)	(8,904)
Repayment of mortgage	(33,186)	(78,050)
Proceeds from convertible notes	600,000	181,000
Repayment of convertible notes	(330,000)	—
Proceeds (repayment) of related party notes	21,398	(51,432)
Net cash provided by financing activities	232,334	42,614

Effect of exchange rate on cash	(141,489)	(190,946)

Net change in cash	27,000	118,082
Beginning cash balance	339	4,779
Ending cash balance	$27,339	$122,861

Supplemental cash flow information
Cash paid for interest	$141,244	$—
Cash paid for income taxes	$—	$—

Non cash investing and financing activities
Common shares issued to acquire subsidiary	$—	$2,184,000
Assumption of mortgage liabilities on acquisition of subsidiary	$—	$3,145,549

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

The Florida Purchase

Immediately after closing on the sale of the assets of the Canadian Rehab Clinic, the Company closed on the acquisition of the real estate assets of Seastone Delray pursuant to certain real estate and asset purchase agreements. The purchase price for the Seastone assets was US$6,070,000 financed with a purchase money mortgage of US$3,000,000, and US$3,070,000 in cash.

On November 2, 2017, the Company entered into an Agreement of Purchase and Sale (the “Agreement”) to purchase from AREP 5400 East Avenue LLC, a Delaware limited liability company (“Seller”) certain buildings in West Palm Beach, Florida, totaling approximately 80,000 square feet, on which the present tenant operates a substance abuse treatment center (the “Property”). The purchase price of the Property is $20,530,000, and the Company is obligated under the Agreement to make a series of nonrefundable down payments totaling $2,210,000, of which $2,049,955 has been paid as of March 31, 2018. The closing of the transaction, which is subject to standard due diligence, conditions to closing and deliverables, is scheduled to occur on May 23, 2018 , or such earlier date as is agreed upon by the parties.

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

All adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in these unaudited condensed consolidated financial statements. Operating results for the three and nine month period presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2017 has been derived from audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2017.

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

b)	Principles of consolidation and foreign currency translation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany transactions and balances have been eliminated on consolidation.

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

The relevant translation rates are as follows: For the three months ended March 31, 2018; a closing rate of CAD$1.0000 equals US$0.7756 and an average exchange rate of CAD$1.0000 equals US$0.7907.

ETHEMA HEALTH CORPORATION

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

ETHEMA HEALTH CORPORATION

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

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statement upon adoption.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.       Summary of Significant Accounting Policies (continued)

f)	Financial instruments

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, March 31, 2018 and December 31, 2017.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $7,592,229 and accumulated deficit of $23,566,556. As disclosed in note 3, the Company is dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company is successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to minimal interest rate risk on its bank indebtedness as there is a balance owing of $2,959 as of March 31, 2018. This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as it has subsidiaries that operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at March 31, 2018, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $13,129 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

The Company evaluates embedded conversion features within its convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. The Company uses a Black Scholes Option Pricing model to estimate the fair value of convertible debt conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statements of operations. Inputs into the Black Scholes Option Pricing model require estimates, including such items as estimated volatility of the Company’s stock, risk free interest rate and the estimated life of the financial instruments being fair valued.

If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

3.	Restatement of prior period results

The Company finalized the Purchase Price allocation for the acquisition of the assets of Seastone and CCH during December 2017. This resulted in the retroactive restatement of the statement of the unaudited condensed consolidated statement of operations and the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2017.

The value of the assets acquired were adjusted in line with valuations received and the corresponding depreciation charge was adjusted accordingly.

This resulted in an increase in other expense of $3,554,815 on the transfer of assets between parties under common control and a net reduction in the associated depreciation charge of $23,470.

A further adjustment was made to other income, which was reduced by $31,980 to modify the Company’s estimate of deferred purchase price consideration due on the disposal of Muskoka.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017 is as follows:

	As previously reported	Adjustments	As Restated

Revenues	$322,510	$—	$322,510

Operating expenses
General and administrative	143,731	—	143,731
Professional fees	539,604	—	539,604
Salaries and wages	209,246	—	209,246
Depreciation and amortization	57,065	(23,470)	33,595
Total operating expenses	949,647	(23,470)	926,176

Operating loss	(627,137)	23,470	(603,666)

Other Income (expense)
Other income	504,348	(31,980)	472,368
Other expense	(1,519,874)	(3,554,815)	(5,074,689)
Interest income	32,074	—	32,074
Interest expense	(63,017)	—	(63,017)
Debt discount	(187,659)	—	(187,659)
Derivative liability movement	(73,048)	—	(73,048)
Foreign exchange movements	(157,908)	—	(157,908)
Net loss before taxation from continuing operations	(2,092,221)	(3,563,325)	(5,655,545)
Taxation	—	—	—
Net loss from continuing operations	(2,092,221)	(3,563,325)	(5,655,545)
Gain on disposal of business	7,494,828	—	7,494,828
Operating income from discontinued operations, net of tax)	58,992	—	58,992
Net income from discontinued operations, net of tax	7,553,820	—	7,553,820
Net (loss) income	5,461,599	(3,563,325)	1,898,275
Accumulated other comprehensive loss
Foreign currency translation adjustment	(190,946)	—	(190,946)

Total comprehensive (loss) income	$5,270,653	$(3,563,325)	$1,707,329

Basic loss per common share from continuing operations	$(0.03)	$(0.05)	$(0.08)
Basic income per share from discontinued operations	$0.10	$—	$0.10
Basic (loss) income per common share	$0.07	$(0.05)	$0.02
Diluted loss per common share from continuing operations	$(0.03)	$(0.05)	$(0.08)
Diluted income per share from discontinued operations	$0.10	$—	$0.10
Diluted (loss) income per common share	$0.07	$(0.05)	$0.02
Weighted average common shares outstanding - Basic	78,738,855	78,738,855	78,738,855
Weighted average common shares outstanding - Diluted	79,005,555	79,005,555	79,005,555

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the unadjusted condensed consolidated statement of cash flows for the three months ended March 31, 2017 is as follows:

	As previously reported	Adjustments	As Restated
Operating activities
Net income	$5,461,599	$(3,563,325)	$1,898,275
Less: Net income from discontinued operations	$(7,553,820)	$—	$(7,553,820)
Net loss from continuing operations	$(2,092,221)	$(3,563,325)	$(5,655,545)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	57,065	(23,470)	33,595
Non cash compensation expense on acquisition of subsidiary	1,519,874	3,554,815	5,074,689
Other foreign exchange movements	(8,699)		(8,699)
Amortization of debt discount	187,659		187,659
Derivative liability movements	73,048		73,048
Provision against receivable on sale of subsidiary	(446,476)		(446,476)
Changes in operating assets and liabilities			—
Accounts receivable	(96,535)	31,980	(64,555)
Prepaid expenses	(23,049)		(23,049)
Accounts payable and accrued liabilities	(52,559)		(52,559)
Taxes payable	(2,427,270)		(2,427,270)
Net cash used in operating activities - continuing operations	(3,309,164)	—	(3,309,163)
Net cash provided by operating activities - discontinued operations	242,211		242,211
	(3,066,953)	—	(3,066,952)
Investing activities
Investments in Seastone	(2,960,000)		(2,960,000)
Purchase of fixed assets	(8,878)		(8,878)
Net cash used in investing activities - continuing operations	(2,968,878)	—	(2,968,878)
Net cash provided by investing activities - discontinued operations	6,302,244		6,302,244
	3,333,366	—	3,333,366

Financing activities
Decrease in bank overdraft	(8,904)		(8,904)
Repayment of mortgage	(78,050)		(78,050)
Proceeds from convertible notes	181,000		181,000
Repayment of related party notes	(51,432)		(51,432)
Net cash provided by financing activities	42,614	—	42,614

Effect of exchange rate on cash	(190,946)	—	(190,946)

Net change in cash	118,082	—	118,082
Beginning cash balance	4,779	—	4,779
Ending cash balance	$122,861	$—	$122,861

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Going concern

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As of March 31, 2018, the Company has a working capital deficiency of $7,592,229 and accumulated deficit of $23,566,556. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan, and, or generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.       Discontinued Operations

On February 14, 2017, the Company completed a series of transactions, including an APA whereby the Company sold certain of the Canadian Rehab Clinic assets. The assets disposed of business represented substantially all of the operating assets of the Canadian Rehab Clinic and has been disclosed as a discontinued operation as of March 31, 2017. There were no discontinued operations in 2018.

The Statement of operations for discontinued operations is as follows:

Three months ended March 31, 2017

Revenues	$232,152

Operating expenses
Depreciation and amortization	4,196
General and administrative	86,080
Professional fees	648
Rent	44,518
Salaries and wages	233,636
Total operating expenses	369,078

Operating (loss) income	(136,926)

Other (Expense) Income
Other income	—
Other expense	(788)
Foreign exchange movements	196,706
Net (loss) income before taxation	58,992
Taxation	—
Net (loss) income from discontinued operations	$58,992

Gain on disposal of business	7,494,828

$7,553,820

6.	Deposit on Real Estate

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

The Company has processed several amendments to the agreement, primarily to extend the closing date of the agreement. The last amendment extended the agreement to May 23, 2018.

The company increased its deposit by a net $224,955 during the three months ended March 31, 2018 bringing the total deposit to $2,049,955.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Due from sale of subsidiary

On February 14, 2017, the Company sold its Canadian Rehab Clinic for gross proceeds of CDN$10,000,000, of which CDN$1,500,000 (US$1,155,900) had been retained in an escrow account for a period of up to two years in order to guarantee the warranties provided by the Company in terms of the APA. During the three months ended March 312, 2018, CDN$500,000 of the escrow was released to the Company, with an additional CDN$697,986 still outstanding.

8.	Property, plant and equipment

Property, plant and equipment consists of the following:

	March 31, 2018			December 31, 2017
	Cost	Accumulated depreciation	Net book value	Net book value

Land	$2,920,673	$—	$2,920,673	$2,925,305
Buildings	5,985,835	(257,816)	5,728,019	5,840,268
Furniture and fixtures	105,000	(27,625)	77,375	72,047
Leasehold improvements	282,827	(9,005)	273,822	316,238
	$9,294,335	$(294,446)	$8,999,889	$9,153,858

Depreciation expense for the three months ended March 31, 2018 and 2017 was $68,415 and $33,595, respectively.

9.	Taxes Payable

The taxes payable consist of:

●	A payroll tax liability of $153,571(CDN$198,014) in Greenestone Muskoka which has not been settled as yet.
●	The Company has assets and operates businesses in Canada and is required to disclose these operations to the US taxation authorities, the requisite disclosure has not been made. Management has reserved the maximum penalty due to the IRS in terms of non-disclosure. This noncompliance with US disclosure requirements is currently being addressed. An amount of $250,000 has been accrued for any potential exposure the Company may have.

	March 31, 2018	December 31, 2017

Payroll taxes	153,571	155,894
US penalties due	250,000	250,000
Income tax payable	275,676	283,346

	$679,247	$689,240

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity date	Principal	Interest	Debt Discount	March 31, 2018	December 31, 2017

Leonite Investments LLC	8.5%	December 1, 2018	$ 1,650,000	$ 28,994	$ (1,107,534)	$ 571,460	$ 138,502
	6.5%	April 28, 2018	165,000	59	(25,981)	$ 139,078

Power Up Lending Group Ltd	12.0%	August 15, 2018	103,000	4,910	(50,039)	57,871	$ 21,951
	12.0%	December 30, 2018	153,000	1,107	(141,629)	12,478

			$ 2,071,000	$ 35,070	$ (1,325,183)	$ 780,887	$ 160,453

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

On March 12, 2018, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $330,000, including an Original Issue Discount of $30,000, for net proceeds of $300,000, to Leonite. The note has a maturity date of March 19, 2018. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser following the issue date into shares of the Company’s common stock at a conversion price equal to $0.06 per share subject to price protection and anti-dilution protection. In conjunction with this note the Company issued warrants to purchase 5,500,000 shares of common stock at an exercise price of $0.10 per share.

The note was repaid during March 2018.

On March 29, 2018, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $165,000, including an Original Issue Discount of $15,000, for net proceeds of $150,000, to Leonite. The note has a maturity date of December 1, 2018. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser following the issue date into shares of the Company’s common stock at a conversion price equal to $0.06 per share subject to price protection and anti-dilution protection.

In Conjunction with this note the Company paid a commitment fee of $11,550 settled through the issuance of 165,000 shares of common stock at a price of $0.07 per share.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Short-term Convertible Notes (continued)

Power Up Lending Group LTD

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

On March 9,2018, the Company, entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $153,000. The Note has a maturity date of December 30, 2018 and bears interest at the at the rate of twelve percent per annum from the date on which the Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the average lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion.

11.	Loans payable

The loans payable is as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	March 31, 2018	December 31, 2017

Cranberry Cove Holdings
Pace Mortgage	4.2%	July 19,2022	4,199,941	5,799	4,205,740	4,349,374
Seastone of Delray
Mortgage	5.0%	February 13, 2020	2,966,675	$ 12,361	2,979,036	2,986,920
			$ 7,166,616	$ 18,160	$ 7,184,776	$ 7,336,294
Disclosed as follows:
Short-term portion					$ 152,402	$ 152,402
Long-term portion					7,032,374	7,183,892
					$ 7,184,776	$ 7,336,294

The aggregate amount outstanding is payable as follows:

Amount

Within 1 year	152,402
1 to 2 years	3,038,567
2 to 3 years	109,222
3 to 4 years	113,899
Thereafter	3,770,686
Total	$7,184,776

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Loans payable (continued)

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

Seastone of Delray

The Company entered into a Mortgage and Security Agreement with Seastone Delray Healthcare, LLC on February 13, 2017 for the aggregate principal sum of $3,000,000, bearing interest at the rate of 5% per annum, maturing on February 13, 2020, with monthly repayments of interest and principal of $15,000. The proceeds of the mortgage of $3,000,000 was used to fund the acquisition of the Seastone Delray properties.

12.	Derivative liability

The short-term convertible notes issued to Leonite Capital LLC, Labrys Fund LP and Power Up Lending Group, LTD, disclosed in note 9 above, have variable priced conversion rights with no fixed floor price and will reprice dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $480,837, the maximum amount permissible, using a Black-Scholes valuation model.

In addition, warrants exercisable over 5,500,000 shares of common stock were issued to Leonite Investments, in terms of the Securities Purchase Agreement and the Warrant Agreement entered into. Refer note 10 above.

The following assumptions were used in the Black-Scholes valuation model:

Three months ended March 31, 2018

Calculated stock price	$0.024 to $0.10
Risk free interest rate	1.6% to 2.56%
Expected life of convertible notes	1 month to 5 years
expected volatility of underlying stock	15.4% to 495.3%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	Three months ended March 31, 2018	Year ended December 31, 2017

Opening balance	$2,859,832	$—
Derivative liability arising from issuance of convertible notes	480,837	1,826,500
Fair value adjustment to derivative liability	12,156	1,033,332
	$3,352,825	$2,859,832

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Related Party Transactions

1816191 Ontario

During the quarter ended March 31, 2018, the Company repaid $15,921 to 1816191 Ontario, the Endoscopy Clinic.

Shawn E. Leon

As of March 31, 2018, and December 31, 2017 the Company had a receivable of $17,910 and $16,080, respectively to Shawn E. Leon, a director and CEO of the Company. The balances receivable are non-interest bearing and have no fixed repayment terms.

Mr. Leon was paid management fees of $46,533 during the three months ended March 31, 2018.

Leon Developments, Ltd.

The Company acquired CCH from Leon Developments, Ltd., on February 14, 2017, refer note 1 above. CCH owns the facility utilized by the Canadian Rehab Clinic which was sold to a third party on February 14, 2017. CCH owed CDN $2,692,512 to Leon Developments. The amount owing to Leon Developments Ltd., as of March 31, 2018 was $1,619,332.

Cranberry Cove Holdings Ltd.

The Company acquired CCH on February 14, 2017. CCH owns the real estate previously utilized by the Canadian Rehab Clinic and now utilized by the purchaser of the business.

Prior to the acquisition of CCH, the Company paid rental expense to CCH of $58,925 for the period ended March 31, 2017.

Eileen Greene

Eileen Greene is the spouse of our CEO, Shawn Leon. During October and November 2017, we borrowed CDN$1,122,000 from Eileen Greene, principally to fund the deposit on the real estate transaction, disclosed in note 6above. During the three months ended March 31, 2018, Eileen Greene advanced the Company an additional $150,000 and the company repaid $84,406. The funds advanced is non-interest bearing and has no fixed repayment terms. As of March 31, 2018, the amount owing to Eileen Greene amounted to $942,776.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

14.	Stockholders’ deficit

a)	Common shares

On March 29, 2018, the Company issued 165,000 shares of common stock in connection with the closing of a financing of a Senior Secured Convertible Note. The shares were valued at $11,550, or $0.07 per share on March 29, 2018.

b)	Warrants

In terms of the agreements entered into with Leonite Capital, LLC, the Company issued 5,500,000 warrants exercisable into shares of common stock at an exercise price of $0.10 per share.

The fair value of Warrants awarded and revalued during the year ended March 31, 2018 were valued at $262,440 using the Black Scholes pricing model utilizing the following weighted average assumptions:

Three months ended March 31, 2018

Calculated stock price	$0.07
Risk free interest rate	2.64%
Expected life of warrants (years)	5 years
expected volatility of underlying stock	495.3%
Expected dividend rate	0%

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Stockholders’ deficit (continued)

b)	Warrants (continued)

The movements in warrants is summarized as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2017	19,637,409	0.0033 to $.0.03	$ 0.0033
Granted	29,866,666	$0.03 to $0.10	0.0945
Exercised	-	-	-
Outstanding December 31, 2017	49,504,075	0.0033 to $.0.03	0.0033
Granted	5,500,000	$ 0.10	0.10
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2018	55,004,075	$0.033 to $0.10	$0.0720

The following table summarizes information about warrants outstanding at March 31, 2018:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.0033	300,000	*		300,000
$0.03	21,704,075	2.00		21,704,075
$0.10	33,000,000	4.70		33,000,000

	55,004,075	3.62	$ 0.0720	55,004,075	$ 0.0720

*       In terms of an agreement entered into with an investor relations company, 300,000 warrants were to be issued as part of the Investor Relations Agreement. These warrants have not been issued as yet, therefore the warrant terms are uncertain.

All of the warrants outstanding as of March 31, 2018 are vested. The warrants outstanding as of March 31, 2018 have an intrinsic value of $888,164.

b)	Stock options

Our board of directors adopted the GreeneStone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long- term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 480,000 options as of March 31, 2018 under the Plan.

No options were issued, exercised or cancelled for the period under review.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Stockholders’ deficit (continued)

c)	Stock options (continued)

The following table summarizes information about options outstanding as of March 31, 2018.

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.12	480,000	1.66		480,000

	480,000	1.66	$ 0.12	480,000	$ 0.12

As of March 31, 2018, there was no unrecognized compensation costs related to these options and the intrinsic value of the options is $0.

15.	Segment information

The Company has two reportable operating segments;

a.	Rental income from the property owned by Cranberry Cove subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, during the three months ended March 31, 2018, these services were provided to customers at our Seastone of Delray business acquired on February 14, 2017. The Rehabilitation services provided by our Canadian Rehab Center for the three months ended March 31, 2017 are reported under discontinued operations and have not been reported as part of the Segment Information.

The segment operating results of the reportable segments are disclosed as follows:

	Three months ended March 31, 2018
	Rental Operations	In-Patient services	Total

Revenue	$84,112	$29,190	$113,302
Operating expenditure	31,401	500,445	531,846

Operating (loss) income	52,711	(471,255)	(418,544)

Other (expense) income
Other income	—	—	—
Other expense	—	—	—
Interest income	—	49	49
Interest expense	(50,049)	(120,402)	(170,451)
Amortization of debt discount	—	(752,949)	(752,949)
Loss on change in fair value of derivative liability	—	(12,156)	(12,156)
Foreign exchange movements	29,209	108,687	137,896
Net loss before taxation from continuing operations	31,871	(1,248,026)	(1,216,155)
Taxation	—	—	—
Net loss from continuing operations	$31,871	$(1,248,026)	$(1,216,155)

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Segment information (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Three months ended March 31, 2017
	Rental Operations	In-Patient services	Total

Revenue	$42,037	$280,473	$322,510
Operating expenditure	29,548	896,628	926,176

Operating (loss) income	12,489	(616,155)	(603,666)

Other (expense) income
Other income	—	472,368	472,368
Other expense	(5,074,689)	—	(5,074,689)
Interest income	—	32,074	32,074
Interest expense	(36,653)	(26,364)	(63,017)
Amortization of debt discount	—	(187,659)	(187,659)
Loss on change in fair value of derivative liability	—	(73,048)	(73,048)
Foreign exchange movements	—	(157,908)	(157,908)
Net loss before taxation from continuing operations	(5,098,853)	(556,692)	(5,655,545)
Taxation	—	—	—
Net loss from continuing operations	$(5,098,853)	$(556,692)	$(5,655,545)

The operating assets and liabilities of the reportable segments are as follows:

	Rental Operations	In-Patient services	Total

Purchase of fixed assets	-	-	-
Assets
Current assets	(11,055)	319,335	308,280
Non-current assets	3,066,465	8,524,705	11,591,170
Liabilities
Current liabilities	(2,222,619)	(5,677,890)	(7,900,509)
Non-current liabilities	(4,128,074)	(2,904,300)	(7,032,374)
Intercompany balances	789,576	(789,576)	—
Net (liability) asset position	(2,505,708)	(527,725)	(3,033,433)

16.	Net loss (income) per common share

For the three months year ended March 31, 2018, the following options, warrants and convertible notes were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

Three month ended March 31, 2018

Stock options	480,000
Warrants to purchase shares of common stock	55,004,075
Convertible notes	37,244,536
92,728,611

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Net loss (income) per common share (continued)

For the three months ended March 31, 2017 the computation of basic and diluted earnings per share is as follows:

	Amount	Number of shares	Per share amount

Basic earnings per share
Net loss per share from continuing operations	$ (5,665,545)	78,738,855	$ (0.08)
Net income per share from discontinued operations	7,553,820	78,738,855	0.10

Basic income per share	1,898,275	78,738,855	0.02

Effect of dilutive securities

Warrants	-	266,700
Convertible debt	-	-

Diluted earnings per share
Net loss per share from continuing operations	(5,655,545)	79,005,555	(0.08)
Net income per share from discontinued operations	7,553,820	79,005,555	0.10

	$ 1,898,275	79,005,555	$ 0.02

17.	Commitments and contingencies

a.	Contingency related to outstanding penalties

The Company has provided for potential US penalties of $250,000 due to noncompliance with the filing of certain required returns. The actual liability may be higher due to interest and penalties assessed by these taxing authorities.

b.	Operating leases

The Company has assumed operating leases for certain vehicles and office equipment. The future commitment of these operating leases are as follows:

Amount

Within 1 year	$5,271
Total	$5,271

c.	Mortgage loans

The company has two mortgage loans as disclosed in note 11 above. The future commitments under these loans are as follows:

Amount
Within 1 year	152,402
1 to 2 years	3,038,567
2 to 3 years	109,222
3 to 4 years	113,899
Thereafter	3,770,686
Total	$7,184,776

d.	Other

From time to time, the Company and its subsidiaries enter into legal disputes in the ordinary course of business. The Company believes there are no material legal or administrative matters pending that are likely to have, individually or in the aggregate, a material adverse effect on its business or results of operations.

18.	Income taxes

The Company is not current in its tax filings as of March 31, 2018.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	Subsequent events

On April 17, 2018, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $605,000, including an Original Issue Discount of $55,000, for net proceeds of $550,000, to Leonite. The note has a maturity date of May8, 2018. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser following the issue date into shares of the Company’s common stock at a conversion price equal to $0.06 per share subject to price protection and anti-dilution protection.

The Company also issued a further 605,000 shares of common stock to Leonite as a commitment fee and a further 10,083,333 warrants to purchase shares of common stock at an initial exercise price of $0.06 per share, subject to anti-dilution and price protection.

On April 24, 2018, the Company prepaid the November 6, 2017, Power Up Lending Group convertible note with a principal balance of $103,000.

Deposit on Real Estate

The Company has processed several amendments to the Agreement to Purchase certain buildings in West Palm Beach in which the current tenant operates a substance abuse center. These amendments primarily extend the closing date of the agreement. The last amendment extended the agreement to May 23, 2018.

Other than disclosed above, the Company has evaluated subsequent events through the date of the unaudited condensed consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the consolidated financial statements and the other information set forth in our Annual Report on Form 10- K/A for the year ended December 31, 2017 filed with the Securities and Exchange Commission on April 18, 2018. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

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

Results of Operations

For the three months ended March 31, 2018 and the three months ended March 31, 2017.

Revenue

Revenues was $113,302 and $322,510 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $209,208. The decrease is primarily due to limited operations during the current period. Revenue includes rental income of $84,112 and $42,037 for the three months ended March 31, 2018 and 2017, the increase is due to the acquisition of Cranberry taking place on February 14, 2017, resulting in only one and a half months of revenue.

Operating Expenses

Operating expenses was $531,846 and $926,176 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $394,330 or 42.6%. The decrease is primarily due to a reduction in professional fees of $501,594 incurred in the prior year during the disposal of the Canadian rehab business in the prior year and the acquisition of the Seastone business during the prior year. Management fees increased by $46,533 over the prior period as we had not charged management fees in the prior period.

Operating loss

Operating loss amounted to $418,544 and $603,666 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $185,122 or 30.7%, primarily due to the professional fees incurred in the prior period offset by lower revenues as discussed above.

Other income

Other income was $0 and $472,368 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $472,368 or 100.0%. The other income in the prior year consisted of a reversal of a provision raised against a receivable on the disposal of our Endoscopy Clinic in prior years amounting to $472,368, the receivable was assigned to Leon Developments as part of the purchase consideration paid on the acquisition of the Cranberry Cove subsidiary.

Other expense

Other expense was $0 and $5,074,689 for the three months ended March 31, 2018 and 2017, a decrease of $5,074,689 or 100.0%. Other expense consists of the excess of the purchase price paid over the carry over basis value of the assets of Cranberry Cove Holdings Ltd. This expenditure is classified as once-off compensation expense to our CEO who owns 100% of Leon Developments, the counterparty to the purchase of the Cranberry Cove Subsidiary

Interest expense

Interest expense was $170,451 and $63,017 for the three months ended March 31, 2018 and 2017, respectively, an increase of $107,434 or 170.5%, the increase is primarily due to the increase in debt on the new mortgage loans which replaced the mortgage loans assumed by the Company when it acquired Cranberry Cove Holdings, Ltd and on the purchase money mortgage loan entered into to acquire the properties associated with Seastone of Delray, also includes additional interest expense incurred on the convertible notes taken out during the current period.

Debt Discount

Debt discount was $752,949 and $187,659 for the three months ended March 31, 2018 and 2017, respectively, an increase of $565,290 or 301.2% and represents the amortization of the value of the convertible notes and warrants issued in terms of the convertible loan agreements entered into during 2017 and the current period.

Derivative liability movement

Derivative liability movement was $12,156 and $73,048 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $60,892 or 83.4%. This movement represents the mark to market of the derivative liabilities arising on the beneficial conversion feature of the variable priced notes issued to note holders during the current period and the prior year.

Foreign exchange movements

Foreign exchange movements were $137,896 and $(157,908) for the three months ended March 31, 2018 and 2017, respectively, and represents predominantly unrealized gains and losses on intercompany liabilities and assets of our various subsidiaries.

Net income from discontinued operations

The net income from discontinued operations of $0 and $7,553,820 consists of the following:

·	Revenues of $232,152 and $822,837 for the periods ended March 31, 2017 and 2016, respectively. The revenues for the 2017 period represent revenues for a one-and-a-half-month period prior to the disposal of the operations on February 14, 2017. Revenues were lower than anticipated as management was focused on closing the transaction mentioned in note 1 to the unaudited condensed consolidated financial statements.
·	Operating expenses of $369,078 and $640,278 for the periods ended March 31, 2017 and 2016, respectively. These operating expenses were in line with expectations.
·	Profit on sale of the business of the Canadian Rehab Clinic of $7,494,828 represents the excess of the proceeds received over the assets disposed of.
·	Foreign exchange movements of $196,706 and $33,155 for the periods ended March 31, 2017 and 2016, which represents the realized exchange losses and gains, respectively, on monetary assets and liabilities settled during each period as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net (loss) income

Net (loss) income was $(1,216,155) and $1,898,275 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $3,114,430 or 164.1%, primarily due to the net income from discontinued operations discussed above, offset by the movement in other expense of $5,074,689 and the reduction in operating expenses of $394,330, discussed above.

Liquidity and Capital Resources

The following table summarizes working capital as of March 31, 2018 and December 31, 2017.

Current Assets	$308,280	$334,619	$(26,339)
Current Liabilities	(7,900,509)	(6,860,178)	(1,040,331)
Working capital Deficit	$(7,592,229)	$(6,525,559	$(1,066,670)

The Company borrowed an additional $603,000, net proceeds, and repaid $330,000 of this during the current quarter, for general working capital purposes, the overall increase in convertible loans also includes the amortization of debt discount amounting to $753,000 during the current period. We estimate that the Company will require an additional $1,000,000 for working capital purposes, and will need to raise at least $18,500,000 of funding to close the purchase of the Real Estate located in West Palm Beach, Florida. The company may be required to raise additional equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as high and remains unchanged from the prior year.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

A former employee has filed suit against the Company asserting wrongful dismissal, claiming damages between CDN$43,500 and CDN$50,000 this matter was settled for CDN14,070, including applicable legal fees, the settlement remains unpaid as the plaintiff has not signed the minutes of settlement.

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

On March 29, 2018, the Company issued 165,000 shares of common stock in connection with the closing of a financing of a Senior Secured Convertible Note. The shares were valued at $11,550, or $0.07 per share on March 29, 2018.

Item 3. Defaults upon senior securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

10.1.1	Amendments to Agreement of Purchase and Sale between Delray andrews RE LLC and AREP 5400 East Avenue LLC: 1st Amendment
10.1.2	Amendments to Agreement of Purchase and Sale between Delray andrews RE LLC and AREP 5400 East Avenue LLC: 2nd Amendment
10.1.3	Amendments to Agreement of Purchase and Sale between Delray andrews RE LLC and AREP 5400 East Avenue LLC: 3rd Amendment
10.1.4	Amendments to Agreement of Purchase and Sale between Delray andrews RE LLC and AREP 5400 East Avenue LLC: 4th Amendment
10.1.5	Amendments to Agreement of Purchase and Sale between Delray andrews RE LLC and AREP 5400 East Avenue LLC: 5th Amendment
10.1.6	Amendments to Agreement of Purchase and Sale between Delray andrews RE LLC and AREP 5400 East Avenue LLC: 6th Amendment
10.1.7	Amendments to Agreement of Purchase and Sale between Delray andrews RE LLC and AREP 5400 East Avenue LLC: 7th Amendment
10.1.8	Amendments to Agreement of Purchase and Sale between Delray andrews RE LLC and AREP 5400 East Avenue LLC: 8th Amendment
10.2	Leonite Captial $165,000.00 Coonverrtible Note
10.3	Leonite Captial $330,000.00 Coonverrtible Note
10.4	Leonite Capital $605,000.00 Convertible Note
10.5	Power Up Lending $153,000,00 Convertible Note
10.6	Series N $3,000,000.00 Convertible Notes
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *

101.INS XBRL Instance *

101.SCH XBRL Taxonomy Extension Schema*

101.CAL XBRL Taxonomy Extension Calculation *

101.DEF Taxonomy Extension Definition*

101.LAB Taxonomy Extension Labels *

101.	PRE Taxonomy Extension Presentation *

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHEMA HEALTH CORPORATION

Date: May 21, 2018

By:/s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	May 21, 2018
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	May 21, 2018
John O’Bireck

/s/ Gerald T. Miller	Director	May 21, 2018
Gerald T. Miller

