Form 10-Q/A
period 2018-03-31
ETHEMA HEALTH Corp
filed 2018-05-22
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2018, as filed with the Securities and Exchange Commission on May 21, 2018, is to furnish the interactive data files as Exhibit 101 to the Form 10-Q. Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) our consolidated balance sheets, (ii) our consolidated statements of income, (iii) our consolidated statements of stockholders equity (iv) our consolidated statements of cash flows, (v) the notes to our consolidated financial statements and (vi) the schedule to our consolidated financial statements.

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

Date: May 22, 2018

By:/s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	May 22, 2018
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	May 22, 2018
John O’Bireck

/s/ Gerald T. Miller	Director	May 22, 2018
Gerald T. Miller