Form 10-Q
period 2018-06-30
ETHEMA HEALTH Corp
filed 2018-08-20
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Large accelerated filer[ ]	Accelerated filer	[ ]
Non-accelerated filer [ ](Do not check if a smaller reporting company)	Smaller reporting company	[X]
	Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [X]

As of August 20, 2018, there were 124,009,230 shares outstanding of the registrant’s common stock.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Health Corporation.

ETHEMA HEALTH CORPORATION

PART I

Item 1. Financial Statements.

INDEX TO THE

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars unless otherwise indicated)

ETHEMA HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Current assets
Cash	$345,141	$339
Accounts receivable	60,702	218,858
Prepaid expenses	43,905	99,342
Related party Receivables	19,265	16,080
Total current assets	469,013	334,619
Non-current assets
Deposit on real Estate	2,962,210	1,825,000
Due on sale of subsidiary	410,085	954,951
Property, plant and equipment	8,909,648	9,153,858
Total non-current assets	12,281,943	11,933,809
Total assets	$12,750,956	$12,268,428

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$768	$28,927
Accounts payable and accrued liabilities	331,603	372,244
Taxes payable	664,578	689,240
Convertible loans	2,225,369	160,453
Loans payable, current portion	133,617	152,402
Derivative liability	4,754,620	2,859,832
Related party payables	2,467,299	2,597,080
Total current liabilities	10,577,854	6,860,178
Non-current liabilities
Loan payable, net of current portion	6,930,560	7,183,892
Total liabilities	17,508,414	14,044,070

Stockholders' deficit
Preferred stock - Series A; $0.01 par value, 3,000,000 authorized, nil outstanding as of June 30\, 2018 and December 31, 2017.	—	—
Preferred Stock - Series B; $0.01 par value, 10,000,000 authorized, nil outstanding as of June 30, 2018 and December 31, 2017.	—	—
Common stock; $0.01 par value, 500,000,000 shares authorized; 124,009,230 and 123,239,230 shares issued and outstanding as of June 30, 2018 and December 31, 2017.	1,240,093	1,232,393
Additional paid-in capital	19,799,660	18,545,913
Accumulated other comprehensive income	700,808	796,453
Accumulated deficit	(26,498,019)	(22,350,401)
Total stockholders' deficit	(4,757,458)	(1,775,642)
Total liabilities and stockholders' deficit	$12,750,956	$12,268,428

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
		(Restated)		(Restated)
Revenues	$66,694	$402,220	$179,996	$724,730

Operating expenses
General and administrative	328,494	57,905	522,227	408,442
Management fees	45,565	—	92,098	—
Professional fees	145,088	66,403	183,098	399,204
Salaries and wages	208,280	173,451	393,436	382,695
Depreciation and amortization	68,041	73,898	136,456	107,494
Total operating expenses	795,468	371,657	1,327,315	1,297,835

Operating (loss) income	(728,774)	30,563	(1,147,319)	(573,105)

Other Income (expense)
Other income	—	1,000	—	473,369
Other expense	—	(19,265)	—	(5,093,954)
Interest income	(49)	—	—	32,074
Interest expense	(176,587)	(93,603)	(347,038)	(156,620)
Debt discount	(1,339,885)	(241,666)	(2,092,834)	(429,325)
Derivative liability movement	(796,795)	167,580	(808,951)	94,532
Foreign exchange movements	110,628	(6,438)	248,524	(164,347)
Net loss before taxation from continuing operations	(2,931,462)	(161,829)	(4,147,618)	(5,817,376)
Taxation	—	—	—	—
Net loss from continuing operations	(2,931,462)	(161,829)	(4,147,618)	(5,817,376)
Gain on disposal of business	—	—	—	7,494,828
Operating loss from discontinued operations, net of tax	—	(141,177)	—	(82,185)
Net loss from discontinued operations, net of tax	—	(141,177)	—	7,412,643
Net (loss) income	(2,931,462)	(303,006)	(4,147,618)	1,595,267
Accumulated other comprehensive (loss) income
Foreign currency translation adjustment	(53,186)	154,255	(95,645)	(36,692)

Total comprehensive (loss) income	$(2,984,648)	$(148,751)	$(4,243,263)	$1,558,575

Basic loss per common share from continuing operations	$(0.02)	$—	$(0.03)	$(0.06)
Basic income per share from discontinued operations	$—	$—	$—	$0.08
Basic (loss) income per common share	$0.02	$—	$0.03	$0.02
Diluted loss per common share from continuing operations	$(0.02)	$—	$(0.03)	$(0.06)
Diluted income per share from discontinued operations	$—	$—	$—	$0.07
Diluted (loss) income per common share	$(0.02)	$—	$(0.03)	$0.01
Weighted average common shares outstanding - Basic	123,976,208	108,772,921	123,571,357	93,838,855
Weighted average common shares outstanding - Diluted	123,976,208	108,772,921	123,571,357	104,974,243

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

	Preferred Series B		Common		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Comprehensive Income	Accumulated Deficit	Total

Balance at January 1, 2018	—	$—	123,239,230	$1,232,393	$18,545,913	$796,453	$(22,350,401)	$(1,775,642)
Shares issued for commitment fee	—	—	770,000	7,700	51,000	—	—	58,700
Fair value of Series N warrants issued	—	—	—	—	1,202,747	—	—	1,202,747
Foreign currency translation	—	—	—	—	—	(95,645)	—	(95,645)
Net income	—	—	—	—	—	—	(4,147,618)	(4,147,618)
Balance as of June 30, 2018	—	$—	124,009,230	$1,240,093	$19,799,660	$700,808	$(26,498,019)	$(4,757,458)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2018	Six months ended June 30, 2017
Operating activities		(Restated)
Net (loss) income from continuing operations	$(4,147,618)	$1,595,267
Net income from discontinued operations	$—	$(7,412,643)
Net loss from continuing operations	$(4,147,618)	$(5,817,376)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	136,456	107,494
Non cash compensation expense on acquisition of subsidiary	—	5,074,689
Non cash compensation for services	58,700	4,000
Non cash discount on convertible notes issued	103,000	—
Other foreign exchange movements	—	(27,476)
Amortization of debt discount	2,092,834	429,325
Derivative liability movements	808,951	(94,532)
Movement in receivables reserve	(38,826)	—
Provision against receivable on sale of subsidiary	—	(446,476)
Loss on mortgage sold	—	19,265
Changes in operating assets and liabilities
Accounts receivable	196,982	(327,351)
Prepaid expenses	51,678	(6,776)
Accrued purchase consideration	517,239	—
Accounts payable and accrued liabilities	6,525	(55,155)
Taxes payable	(3,896)	(2,401,665)
Net cash used in operating activities - continuing operations	(217,777)	(3,542,034)
Net cash provided by operating activities - discontinued operations	—	101,033
	(217,777)	(3,441,001)
Investing activities
Investments in Seastone	—	(2,960,000)
Deposits on property	(1,133,657)	—
Proceeds from restricted cash	—	51,362
Purchase of fixed assets	(41,610)	(8,878)
Net cash used in investing activities - continuing operations	(1,175,267)	(2,917,516)
Net cash provided by investing activities - discontinued operations	—	6,241,082
	(1,175,267)	3,323,566

Financing activities
Decrease in bank overdraft	(28,056)	(36,605)
Proceeds from mortgage sold	—	111,554
Repayment of mortgage	(66,080)	(85,613)
Proceeds from convertible notes	2,550,000	294,500
Repayment of convertible notes	(433,000)	(130,000)
(Repayment) proceeds of related party notes	(31,329)	26,195
Net cash provided by financing activities	1,991,535	180,031

Effect of exchange rate on cash	(253,690)	(36,692)

Net change in cash	344,802	25,904
Beginning cash balance	339	4,779
Ending cash balance	$345,141	$30,683

Supplemental cash flow information
Cash paid for interest	$308,077	$153,817
Cash paid for income taxes	$—	$—

Non cash investing and financing activities
Common shares issued to acquire subsidiary	$—	$2,184,000
Assumption of mortgage liabilities on acquisition of subsidiary	$—	$3,145,549

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

On November 2, 2017, the Company entered into an Agreement of Purchase and Sale (the “Agreement”) to purchase from AREP 5400 East Avenue LLC, a Delaware limited liability company (“Seller”) certain buildings in West Palm Beach, Florida, totaling approximately 80,000 square feet, on which the present tenant operates a substance abuse treatment center (the “Property”). The purchase price of the Property is $20,530,000, and the Company made nonrefundable down payments totaling $2,549,955 as of June 30, 2018.

On May 23, 2018, the Company converted the agreement to purchase AREP 5400 East Avenue LLC. ("the landlord") into a lease agreement with a purchase option of $17,250,000, increasing August 31, 2018 by $750,000 per month until the purchase option is exercised. The premises is located at 5400, 5402 and 5410 East Avenue, West Palm Beach, Florida (the "Property"). The lease is for an initial 10 years and provides for two additional 10 year extensions.

The Company was previously under agreement to purchase the Property from the Landlord. The Property is presently used as a rehabilitation treatment center. The current tenant at the property, Alternatives in Treatment, LLC, a Florida limited liability company, consented to the Lease and concurrent with the execution of the Lease entered into a Sublease Agreement with the Company.

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

b)	Principals of consolidation and foreign currency translation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated on consolidation.

The Company previously owned an operational subsidiary whose functional currency was the Canadian dollar, while the Company’s reporting currency is the U.S. dollar. The Company recently acquired a property-owning subsidiary, CCH, whose functional currency is the Canadian dollar. All transactions initiated in Canadian dollars are translated into US dollars in accordance with ASC 830, “Foreign Currency Translation” as follows:

●	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.

●	Non monetary assets and equity at historical rates.

●	Revenue and expense items at the average rate of exchange prevailing during the period.

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

The relevant translation rates are as follows: For the three months ended June 30, 2018; a closing rate of CAD$1.0000 equals US$0.7594 and an average exchange rate of CAD$1.0000 equals US$0.7715.

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting.

The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.

The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606.

The impact of this ASU on the Company’s financial statements is not expected to be material.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.       Summary of Significant Accounting Policies (continued)

e)	Recent accounting pronouncements (continued)

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements.

The amendments in this Update provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption consistent with preparers’ requests.

The amendments in this Update provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met: 1. The timing and pattern of transfer of the non-lease component(s) and associated lease component are the same. 2. The lease component, if accounted for separately, would be classified as an operating lease.

The amendments in this Update related to separating components of a contract affect the amendments in Update 2016-02, which are not yet effective but can be early adopted.

The Company is currently considering the impact this ASU will have on its financial statements.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

f)	Financial instruments

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, June 30, 2018 and December 31, 2017.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $10,108,841 and accumulated deficit of $26,498,019. As disclosed in note 4, the Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

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

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to minimal interest rate risk on its bank indebtedness as there is a balance owing of $768 as of June 30, 2018. This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as it has subsidiaries that operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at June 30, 2018, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $5,362 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Restatement of prior period results

The Company finalized the Purchase Price allocation for the acquisition of the assets of Seastone and CCH during December 2017. This resulted in the retroactive restatement of the statement of the unaudited condensed consolidated statement of operations and the unaudited condensed consolidated statement of cash flows for the three and six months ended June 30, 2017.

The value of the assets acquired were adjusted in line with valuations received and the corresponding depreciation charge was adjusted accordingly.

This resulted in an increase in other expense of $1,146,600 and $4,701,415 for the three months and six months ended June 30, 2017, respectively, on the transfer of assets between parties under common control and a net reduction in the associated depreciation charge of $51,442 and $74,912 for the three months and six months ended June 30, 2017, respectively.

A further adjustment was made to other income, which was reduced by $62,960 and $94,940, for the three months and six months ended June 30, 2017, respectively, to modify the Company’s estimate of deferred purchase price consideration due on the disposal of Muskoka.

The reconciliation of the unaudited condensed consolidated statement of operations for the three months ended June 30, 2017 is as follows:

ETHEMA HEALTH CORPORATION

(Formerly known as Greenestone Healthcare Corporation)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 20, 2017 As previously reported	Adjustments	Three months ended June 30, 2017 As Restated

Revenues	$402,220		$402,220

Operating expenses
General and administrative	57,905		57,905
Professional fees	66,403		66,403
Salaries and wages	173,451		173,451
Depreciation and amortization	125,340	(51,442)	73,898
Total operating expenses	423,099	(51,442)	371,657

Operating (loss) gain	(20,879)	51,442	30,563

Other Income (expense)
Other income	63,960	(62,960)	1,000
Other expense	1,127,335	(1,146,600)	(19,265)
Interest expense	(93,603)		(93,603)
Debt discount	(241,666)		(241,666)
Derivative liability movement	167,580		167,580
Foreign exchange movements	(6,438)		(6,438)
Net loss before taxation from continuing operations	996,289	(1,158,118)	(161,829)
Taxation	—	—	—
Net loss from continuing operations	996,289	(1,158,118)	(161,829)
Net loss from discontinued operations, net of tax	(141,177)		(141,177)
Net income (loss)	855,112	(1,158,118)	(303,006)
Accumulated other comprehensive gain
Foreign currency translation adjustment	154,255		154,255

Total comprehensive income (loss)	$1,009,367	$(1,158,117)	$(148,751)

Basic income (loss) per common share from continuing operations	$0.01	$(0.01)	$(0.00)
Basic loss per share from discontinued operations	$(0.00)	$—	$(0.00)
Basic income per common share	$0.01	$0.01	$0.00
Diluted income per share from discontinued operations	$(0.00)	$—	$(0.00)
Diluted income (loss) per common share	$0.01	$(0.01)	$(0.00)
Weighted average common shares outstanding - Basic	108,772,921	108,772,921	108,772,921

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Restatement of prior period results (continued)

The reconciliation of the unaudited condensed consolidated statement of operations for the six months ended June 30, 2017 is as follows:

ETHEMA HEALTH CORPORATION

(Formerly known as Greenestone Healthcare Corporation)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30, 2017 As previously reported	Adjustments	Six months ended June 30, 2017 As Restated

Revenues	$724,730		$724,730

Operating expenses
General and administrative	408,442		408,442
Professional fees	399,204		399,204
Salaries and wages	382,695		382,695
Depreciation and amortization	182,406	(74,912)	107,494
Total operating expenses	1,372,747	(74,912)	1,297,835

Operating loss	(648,017)	74,912	(573,105)

Other Income (expense)
Other income	568,309	(94,940)	473,369
Other expense	(392,539)	(4,701,415)	(5,093,954)
Interest income	32,074		32,074
Interest expense	(156,620)		(156,620)
Debt discount	(429,325)		(429,325)
Derivative liability movement	94,532		94,532
Foreign exchange movements	(164,347)		(164,347)
Net loss before taxation from continuing operations	(1,095,933)	(4,721,443)	(5,817,376)
Taxation	—	—	—
Net loss from continuing operations	(1,095,933)	(4,721,443)	(5,817,376)
Net income from discontinued operations, net of tax	7,412,643		7,412,643
Net income	6,316,710	(4,721,443)	1,595,267
Accumulated other comprehensive gain
Foreign currency translation adjustment	(36,692)		(36,692)

Total comprehensive income	$6,280,018	$(4,721,443)	$1,558,575

Basic loss per common share from continuing operations	$(0.01)	$(0.05)	$(0.06)
Basic income per share from discontinued operations	$0.08	$—	$0.08
Basic income per common share	$0.07	$(0.05)	$0.02
Diluted loss per common share from continuing operations	$(0.01)	$(0.04)	$(0.06)
Diluted income per share from discontinued operations	$0.07	$—	$0.07
Diluted income per common share	$0.06	$(0.04)	$0.01
Weighted average common shares outstanding - Basic	93,838,855	93,838,855	93,838,855
Weighted average common shares outstanding - Diluted	104,974,243	104,974,243	104,974,243

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Restatement of prior period results (continued)

The reconciliation of the unadjusted condensed consolidated statement of cash flows for the six months ended June 30, 2017 is as follows:

ETHEMA HEALTH CORPORATION

(Formerly known as Greenestone Healthcare Corporation)

	June 30, 2017 As previously reported	Adjustments	June 30, 2017 Adjusted Total
Operating activities
Net income	$6,316,710	$(4,721,443)	$1,595,267
Net income from discontinued operations	(7,412,643)		(7,412,643)
Net loss from continuing operations	(1,095,933)	(4,721,443)	(5,817,376)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	182,406	(74,912)	107,494
Non cash compensation expense on acquisition of subsidiary	373,274	4,701,415	5,074,689
Loss on mortgage sold	19,265		19,265
Non cash compensation for services	4,000		4,000
Other foreign exchange movements	(27,476)		(27,476)
Amortization of debt discount	429,325		429,325
Derivative liability movements	(94,532)		(94,532)
Provision against receivable on sale of subsidiary	(446,476)		(446,476)
Changes in operating assets and liabilities
Accounts receivable	(327,351)		(327,351)
Prepaid expenses	(6,776)		(6,776)
Accounts payable and accrued liabilities	(150,095)	94,940	(55,155)
Taxes payable	(2,401,665)		(2,401,665)
Net cash used in operating activities - continuing operations	(3,542,034)	—	(3,542,034)
Net cash provided by operating activities - discontinued operations	101,033		101,033
	(3,441,001)	—	(3,441,001)
Investing activities
Investments in Seastone	(2,960,000)		(2,960,000)
Proceeds from restricted cash	51,362		51,362
Purchase of fixed assets	(8,878)		(8,878)
Net cash used in investing activities - continuing operations	(2,917,516)	—	(2,917,516)
Net cash provided by investing activities - discontinued operations	6,241,082		6,241,082
	3,323,566	—	3,323,566

Financing activities
(Decrease) Increase in bank overdraft	(36,605)		(36,605)
Proceeds from mortgage sold	111,554		111,554
Repayment of mortgage	(85,613)		(85,613)
Proceeds from convertible notes	294,500		294,500
Repayment of convertible notes	(130,000)		(130,000)
(Repayment of) proceeds from related party notes	26,195		26,195
Net cash provided by financing activities	180,031	—	180,031

Effect of exchange rate on cash	(36,692)		(36,692)

Net change in cash	25,904		25,904
Beginning cash balance	4,779		4,779
Ending cash balance	$30,683	$—	$30,683

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Going concern

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As of June 30, 2018, the Company has a working capital deficiency of $10,108,841 and accumulated deficit of $26,498,019. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan, and, or generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

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

5.       Discontinued Operations

On February 14, 2017, the Company completed a series of transactions, including an APA whereby the Company sold certain of the Canadian Rehab Clinic assets. The assets disposed of business represented substantially all of the operating assets of the Canadian Rehab Clinic and has been disclosed as a discontinued operation for comparative purposes as of June 30, 2017. And for the three and six months ended June 30, 2017.

The Statement of operations for discontinued operations at June 30, 2017 is as follows:

	Three months ended June 30, 2017	Six months ended June 30, 2017

Revenues	$(112)	$232,040

Operating expenses
Depreciation and amortization	—	4,196
General and administrative	31,330	118,706
Professional fees	33,466	32,818
Rent	2,975	47,493
Salaries and wages	(31,913)	201,723
Total operating expenses	35,858	404,936

Operating (loss) income	(35,970)	(172,896)

Other (Expense) Income
Other expense	(204)	(993)
Foreign exchange movements	(105,003)	91,704
Net (loss) income before taxation	(141,177)	(82,185)
Taxation	—	—
Net (loss) income from discontinued operations	$(141,177)	$(82,185)

Gain on disposal of business	—	7,494,828

	$(141,177)	$7,412,643

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Deposit on Real Estate

On November 2, 2017, the Company entered into an Agreement to purchase from AREP 5400 East Avenue LLC certain buildings in West Palm Beach, Florida, totaling approximately 80,000 square feet, on which the present tenant operates a substance abuse treatment center. The purchase price of the Property is $20,530,000, and made a series of nonrefundable down payments totaling $2,549,955 as of June 30, 2018.

On May 23, 2018, the Company converted the agreement to purchase AREP 5400 East Avenue LLC. ("the landlord") into a lease agreement with a purchase option of $17,250,000, increasing August 31, 2018 by $750,000 per month until the purchase option is exercised. The premises is located at 5400, 5402 and 5410 East Avenue, West Palm Beach, Florida (the "Property"). The lease is for an initial 10 years and provides for two additional 10 year extensions.

The Company was previously under agreement to purchase the Property from the Landlord. The Property is presently used as a rehabilitation treatment center. The current tenant at the property, Alternatives in Treatment, LLC, a Florida limited liability company, consented to the Lease and concurrent with the execution of the Lease entered into a Sublease Agreement with the Company.

7.	Due from sale of subsidiary

On February 14, 2017, the Company sold its Canadian Rehab Clinic for gross proceeds of CDN$10,000,000, of which CDN$1,500,000 (US$1,155,900) had been retained in an escrow account for a period of up to two years in order to guarantee the warranties provided by the Company in terms of the APA. During the six months ended June 30, 2018, CDN960,000 of the escrow was released to the Company, with an additional CDN$540,000 still outstanding.

8.	Property, plant and equipment

Property, plant and equipment consists of the following:

	June 30, 2018			December 31, 2017
	Cost	Amortization and Impairment	Net book value	Net book value

Land	$2,917,204	$—	$2,917,204	$2,925,305
Buildings	5,928,619	(313,033)	5,615,586	5,840,268
Furniture and fixtures	115,750	(34,320)	81,430	72,047
Leasehold improvements	307,319	(11,891)	295,428	316,238
	$9,268,892	$(359,244)	$8,909,648	$9,153,858

Depreciation expense for the three months ended June 30, 2018 and 2017 was $68,041 and $73,898, respectively, and depreciation expense for the six months ended June 30, 2018 and 2017 was $136,456 and $107,494, respectively.

9.	Taxes Payable

The taxes payable consist of:

●	A payroll tax liability of $144,638 (CDN$190,459) in Greenestone Muskoka which is being paid off in instalments.
●	The Company has assets and operates businesses in Canada and is required to disclose these operations to the US taxation authorities, the requisite disclosure has not been made. Management has reserved the maximum penalty due to the IRS in terms of non-disclosure. The Company is taking steps to comply with US disclosure requirements, and has established a provision in the amount of $250,000.

	June 30, 2018	December 31, 2017

Payroll taxes	$144,638	$155,894
US penalties due	250,000	250,000
Income tax payable	269,940	283,346

	$664,578	$689,240

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity date	Principal	Interest	Debt Discount	June 30, 2018	December 31, 2017

Leonite Investments LLC	8.5%	December 1, 2018	$ 1,650,000	$ 10,174	$ (696,164)	$ 964,010	$ 138,502
	6.5%	On Demand	165,000	6,008	-	$ 171,008	-
	8.5%	On Demand	605,000	18,772	-	$ 623,772	-

Power Up Lending Group Ltd	12.0%	August 15, 2018	-	-	-	-	21,951
	12.0%	December 30, 2018	153,000	5,684	(94,591)	64,093	-

Series N Convertible notes	6.0%	November 6 to November 30, 2018	1,400,000	4,775	(1,002,289)	402,486	-

			$ 3,973,000	$ 45,413	$ (1,793,044)	$ 2,225,369	$ 160,453

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

At the execution of the Note, the Investor funded an initial tranche of $300,000. Thereafter the Investor funded a second tranche of $156,136. Upon the execution of the A&R Note the Investor funded a third tranche of $100,000. Upon the execution of the First Amendment the Investor funded a final tranche of $850,000, with the remaining $43,764 of availability under the A&R Note, as amended, serving as a holdback pursuant to the terms of the First Amendment.

Amounts under the Note are convertible, at the Investors request, into shares of the Company’s common stock at an initial price of $0.06 per share, subject to adjustment.

On March 12, 2018, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $330,000, including an Original Issue Discount of $30,000, for net proceeds of $300,000. The note has a maturity date of March 19, 2018. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser following the issue date into shares of the Company’s common stock at a conversion price equal to $0.06 per share subject to price protection and anti-dilution protection. In conjunction with this note the Company issued warrants to purchase 5,500,000 shares of common stock at an exercise price of $0.10 per share.

In Conjunction with this note the Company issued 330,000 shares as a commitment fee at a price of $0.06 per share.

The note was repaid during March 2018.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Short-term Convertible Notes (continued)

Leonite Capital, LLC (continued)

On March 29, 2018, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $165,000, including an Original Issue Discount of $15,000, for net proceeds of $150,000. The note has a maturity date of April 28, 2018. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser following the issue date into shares of the Company’s common stock at a conversion price equal to $0.06 per share subject to price protection and anti-dilution protection.

In Conjunction with this note the Company paid a commitment fee of $11,550 settled through the issue of 165,000 shares at a price of $0.07 per share.

On April 17, 2018, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $605,000, including an Original Issue Discount of $55,000, for net proceeds of $550,000. The note had a maturity date of May 8, 2018. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser following the issue date into shares of the Company’s common stock at a conversion price equal to $0.06 per share subject to price protection and anti-dilution protection.

The Company also issued a further 605,000 shares of common stock to Leonite as a commitment fee, valued at $42,350 at grant date, and a further 10,083,333 warrants to purchase shares of common stock at an initial exercise price of $0.10 per share, subject to anti-dilution and price protection.

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

On May 5, 2018, the aggregate principal outstanding of $103,000 together with interest and penalty interest thereon, was settled for gross proceeds of $141,824.

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

Series N Convertible Notes

On May 31, 2018, The Company closed a private offering (the “Private Offering”) in which it raised $1,450,000 in capital from 4 accredited investors through the issuance to the investors of the Company’s Series N Convertible Notes, in the total original principal amount of $1,400,000, which Notes are convertible into the Company’s common stock at a conversion price of $0.08 per share (the “Notes”) together with Warrants to purchase up to a total of 17,500,000 shares of the Company’s common stock at an exercise price of $0.12 per share the. Both the conversion price under the Notes and the exercise price under the Warrants are subject to standard adjustment mechanisms. The Notes mature on November 30, 2018, and the Warrants are exercisable until May 31, 2021.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Loans payable

The loans payable is as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	June 30, 2018	December 31, 2017

Cranberry Cove Holdings
Pace Mortgage	4.2%	July 19,2022	4,087,994	5,130	4,093,124	4,349,374
Seastone of Delray
Mortgage	5.0%	February 13, 2020	2,958,725	$ 12,328	2,971,053	2,986,920
			$ 7,046,719	$ 17,458	$ 7,064,177	$ 7,336,294
Disclosed as follows:
Short-term portion					$ 133,617	$ 152,402
Long-term portion					6,930,560	7,183,892
					$ 7,064,177	$ 7,336,294

The aggregate amount outstanding is payable as follows:

Amount
Within 1 year	$133,617
1 to 2 years	3,043,331
2 to 3 years	109,547
3 to 4 years	114,196
Thereafter	3,663,486
Total	$7,064,177

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Derivative liability

The short-term convertible notes, together with certain warrants issued to Leonite Capital LLC, and the short term convertible notes issued to Labrys Fund LP and Power Up Lending Group, LTD, disclosed in note 10 above, have variable priced conversion rights with no fixed floor price and will reprice dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $1,085,837 using a Black-Scholes valuation model.

In addition, warrants exercisable over 5,500,000 shares of common stock were issued to Leonite Investments, in terms of the Securities Purchase Agreement and the Warrant Agreement entered into. Refer note 10 above.

The following assumptions were used in the Black-Scholes valuation model:

Six months ended June 30, 2018
Calculated stock price	$0.024 to $0.10
Risk free interest rate	1.6% to 2.73%
Expected life of convertible notes	1 month to 5 years
expected volatility of underlying stock	15.4% to 495.3%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	Six months ended June 30, 2018	Year ended December 31, 2017

Opening balance	$ 2,859,832	$ -
Derivative liability arising from convertible notes	$ 1,085,837	$ 1,826,500
Fair value adjustment to derivative liability	808,951	1,033,332
Closing balance	$ 4,754,620	$ 2,859,832

13.	Related Party Transactions 1816191 Ontario

During the six months ended June 30, 2018, the Company repaid $15,921 to 1816191 Ontario, the Endoscopy clinic.

Shawn E. Leon

As of June 30, 2018, and December 31, 2017 the Company had a receivable of $19,265 and $16,080, respectively to Shawn E. Leon, a director and CEO of the Company. The balances receivable are non-interest bearing and have no fixed repayment terms.

Mr. Leon was paid management fees of $92,098 during the six months ended June 30, 2018.

 Leon Developments, Ltd.

The Company acquired CCH from Leon Developments, Ltd., on February 14, 2017. CCH owns the facility utilized by the Canadian Rehab Clinic which was sold to a third party on February 14, 2017. CCH owed CDN $2,692,512 to Leon Developments. The amount owing to Leon Developments Ltd., as of June 30, 2018 was $1,542,681.

Cranberry Cove Holdings Ltd.

The Company acquired CCH on February 14, 2017. CCH owns the real estate previously utilized by the Canadian Rehab Clinic and now utilized by the purchaser of the business.

Prior to the acquisition of CCH, the Company paid rental expense to CCH of $58,925 for the period ended June 30, 2017.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Stockholders’ deficit

a)	Common shares

On March 29, 2018, the Company issued 165,000 shares of common stock to Leonite Capital, LLC in connection with the closing of a financing of a Senior Secured Convertible Note. The shares were valued at $11,550, or $0.07 per share on March 29, 2018.

On April 17, 2018, the Company issued 605,000 shares of common stock to Leonite Capital, LLC in connection with the closing of a financing of a Senior Secured Convertible Note. The shares were valued at $39,450 on June 30, 2018.

b)	Warrants

In terms of the convertible note agreements entered into with Leonite Capital, LLC, disclosed in note 10 above, the Company agreed to issue warrants exercisable over a total of 15,583,333 shares of common stock at an exercise price of $0.10 per share.

In terms of the Series N Convertible debt issued to various accredited investors, disclosed in note 10 above, the Company agreed to issue warrants exercisable over a total of 17,500,000 shares of common stock at an exercise price of $0.12 per share.

The fair value of Warrants awarded and revalued during the year ended June 30, 2018 were valued at $799,004 using the Black Scholes pricing model utilizing the following weighted average assumptions:

Six months ended June 30, 2018

Calculated stock price	0.06 TO 0.08
Risk free interest rate	2.64 TO 2.75%
Expected life of warrants (years)	3 to 5 years
expected volatility of underlying stock	198.8 to 495.3%
Expected dividend rate	0%

 The movements in warrants is summarized as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2017	19,637,409	$0.0033 to $0.03	$ 0.03
Granted	29,866,666	$0.03 to $0.10	0.0945
Exercised	-	-	-
Outstanding December 31, 2017	49,504,075	$0.0033 to $0.10	0.0690
Granted	33,083,333	$0.10 to $0.12	0.11
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Outstanding June 30, 2018	82,587,408	$0.0033 to $0.12	$0.0850

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Stockholders’ deficit (continued)

b)	Warrants (continued)

The following table summarizes information about warrants outstanding at June 30, 2018:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.0033	300,000	*		300,000
$0.03	21,704,075	1.70		21,704,075
$0.10	43,083,333	4.60		43,083,333
$0.12	17,500,000	2.90		17,500,000

	82,587,408	3.45	$ 0.0850	82,587,408	$ 0.0850

*       In terms of an agreement entered into with an investor relations company, 300,000 warrants were to be issued as part of the Investor Relations Agreement. These warrants have not been issued as yet, therefore the warrant terms are uncertain.

All of the warrants outstanding as of June 30, 2018 are vested. The warrants outstanding as of June 30, 2018 have an intrinsic value of $1,108,205.

c)	Stock options

Our board of directors adopted the GreeneStone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long- term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 480,000 options as of June 30, 2018 under the Plan.

No options were issued, exercised or cancelled for the period under review.

The following table summarizes information about options outstanding as of June 30, 2018.

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.12	480,000	1.34		480,000

	480,000	1.34	$ 0.12	480,000	$ 0.12

As of June 30, 2018, there was no unrecognized compensation costs related to these options and the intrinsic value of the options is $0.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

15.	Segment information

The Company has two reportable operating segments;

a.	Rental income from the property owned by Cranberry Cove subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, during the three months ended March 31, 2018, these services were provided to customers at our Seastone of Delray business acquired on February 14, 2017. The Rehabilitation services provided by our Canadian Rehab Center for the three months ended March 31, 2017 are reported under discontinued operations and have not been reported as part of the Segment Information.

The segment operating results of the reportable segments are disclosed as follows:

	Three months ended June 30, 2018
	Rental Operations	In-Patient services	Total

Revenues	$83,031	$(16,337)	$66,694
Operating expenses	45,102	750,366	795,468

Operating income (loss)	37,929	(766,703)	(728,774)

Other (expense) income
Interest income	—	(49)	(49)
Interest expense	(42,845)	(133,742)	(176,587)
Amortization of debt discount	—	(1,339,885)	(1,339,885)
Loss on change in fair value of derivative liability	—	(796,795)	(796,795)
Foreign exchange movements	18,345	92,283	110,628
Net income (loss) before taxation from continuing operations	13,429	(2,944,891)	(2,931,462)
Taxation	—	—	—
Net income (loss) from continuing operations	$13,429	$(2,944,891)	$(2,931,462)

	Three months ended June 30, 2017
	Rental Operations	In-Patient services	Total

Revenues	$78,088	$324,132	$402,220
Operating expenses	54,875	316,782	371,657

Operating income	23,213	7,350	30,563

Other (expense) income
Other income	—	1,000	1,000
Other expense	—	(19,265)	(19,265)
Interest expense	(61,535)	(32,068)	(93,603)
Amortization of debt discount	—	(241,666)	(241,666)
Loss on change in fair value of derivative liability	—	167,580	167,580
Foreign exchange movements	—	(6,438)	(6,438)
Net loss before taxation from continuing operations	(38,322)	(123,507)	(161,829)
Taxation	—	—	—
Net loss from continuing operations	$(38,322)	$(123,507)	$(161,829)

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Segment information (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Six months ended June 30, 2018
	Rental Operations	In-Patient services	Total

Revenues	$167,143	$12,853	$179,996
Operating expenses	76,504	1,250,811	1,327,315

Operating income (loss)	90,639	(1,237,958)	(1,147,319)

Other (expense) income
Interest expense	(92,895)	(254,143)	(347,038)
Amortization of debt discount	—	(2,092,834)	(2,092,834)
Loss on change in fair value of derivative liability	—	(808,951)	(808,951)
Foreign exchange movements	47,555	200,969	248,524
Net income (loss) before taxation from continuing operations	45,299	(4,192,917)	(4,147,618)
Taxation	—	—	—
Net income (loss) from continuing operations	$45,299	$(4,192,917)	$(4,147,618)

	Six months ended June 30, 2017
	Rental Operations	In-Patient services	Total

Revenues	$120,125	$604,605	$724,730
Operating expenses	60,953	1,236,882	1,297,835

Operating income (loss)	59,172	(632,277)	(573,105)

Other (expense) income
Other income	—	473,369	473,369
Other expense	(5,074,689)	(19,265)	(5,093,954)
Interest income	—	32,074	32,074
Interest expense	(98,188)	(58,432)	(156,620)
Amortization of debt discount	—	(429,325)	(429,325)
Loss on change in fair value of derivative liability	—	94,532	94,532
Foreign exchange movements	—	(164,347)	(164,347)
Net loss before taxation from continuing operations	(5,113,705)	(703,671)	(5,817,376)
Taxation	—	—	—
Net loss from continuing operations	$(5,113,705)	$(703,671)	$(5,817,376)

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

15.	Segment information (continued)

The operating assets and liabilities of the reportable segments at June 30, 2018, are as follows:

	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$30,860	$10,750	$41,610
Assets
Current assets	(11,055)	480,068	469,013
Non-current assets	3,002,860	9,279,083	12,281,943
Liabilities
Current liabilities	(2,177,320)	(8,400,534)	(10,577,854)
Non-current liabilities	(4,016,836)	(2,913,724)	(6,930,560)
Intercompany balances	(771,823)	771,823	—
Net (liability) asset position	$(3,974,174)	$(783,284)	$(4,757,458)

16.	Net loss (income) per common share

For the three and six months ended June 30, 2018, the following options, warrants and convertible notes were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

	Three and six months ended June 30, 2018	Three months ended June 30, 2017

Stock options	480,000	480,000
Warrants to purchase shares of common stock	82,587,408	22,004,075
Convertible notes	43,916,472	3,101,093
	126,983,880	25,585,168

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

16.	Net loss (income) per common share (continued)

For the six months ended June 30, 2017 the computation of basic and diluted earnings per share is as follows:

	Amount	Number of shares	Per share amount

Basic earnings per share
Net loss per share from continuing operations	$(5,817,376)	93,838,855	$(0.06)
Net income per share from discontinued operations	7,412,643	93,838,855	0.08

Basic income per share	1,595,267	93,838,855	0.02

Effect of dilutive securities

Warrants	—	11,135,388
Convertible debt	—	—

Diluted earnings per share
Net loss per share from continuing operations	(5,817,376)	104,974,243	(0.06)
Net income per share from discontinued operations	7,412,643	104,974,243	0.07

	$1,595,267	104,974,243	$0.01

17.	Commitments and contingencies

a.	Contingency related to outstanding penalties

The Company has provided for potential US penalties of $250,000 due to noncompliance with the filing of certain required returns. The actual liability may be higher due to interest and penalties assessed by these taxing authorities.

b.	Operating leases

The Company has assumed operating leases for certain vehicles and office equipment.

On May 23, 2018, the Company entered into a Lease Agreement pursuant to which it leased from the AREP 5400 East Avenue LLP (the “Landlord”), the premises located at 5400, 5402, and 5410 East Avenue, West Palm Beach, Florida (the “Property”). The Lease has an initial term of 10 years and provides for 2 additional 10 year extensions. The Company has the option to purchase the property for proceeds of $17,250,000 by August 31, 2018, plus any landlord funded improvements. The option to purchase increase by $750,000 per calendar month commencing on August 31, 2018. The initial base rental is $146,337 per month, plus any taxes imposed on the premises or the base rental.

The future commitment of these operating leases and the property lease are as follows:

Amount

Within 1 year	$881,012
1 to 2 years	1,802,872
2 - 3 years	1,882,422
3 - 4 years	1,962,242
5 years and thereafter	12,165,898
Total	$18,694,445

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

17.	Commitments and contingencies (continued)

c.	Mortgage bonds

The company has two mortgage loans as disclosed in note 11 above. The future commitments under these loans are as follows:

Amount

Within 1 year	$3,071,861
1 to 2 years	105,087
2 - 3 years	109,547
3 - 4 years	114,196
5 years and thereafter	3,663,486
Total	$7,066,177

d.	Other

The Company has principal and interest payment commitments under the Convertible notes disclosed under Note 10 above. Conversion of these notes are at the option of the investor, if not converted these notes may need to be repaid.

From time to time, the Company and its subsidiaries enter into legal disputes in the ordinary course of business. The Company believes there are no material legal or administrative matters pending that are likely to have, individually or in the aggregate, a material adverse effect on its business or results of operations.

18.	Income taxes

The Company is not current in its tax filings for tax years 2011 to 2017 as of June 30, 2018.

19.	Subsequent events

On July 31, 2018, the Company, entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $153,000. The Note has a maturity date of May 15, 2019 and bears interest at the at the rate of nine percent per annum from the date on which the Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the average lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion.

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

Results of Operations

For the three months ended June 30, 2018 and the three months ended June 30, 2017.

Revenues was $66,694 and $402,220 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $335,526 or 83.4%. The decrease is primarily due to the Company adjusting its basis of providing against gross revenues on the limited experience is has had with dealing with US Health care providers. Revenue includes rental income of $83,031 and $78,088 for the three months ended June 30, 2018 and 2017, the increase is due to the increase in base rent charged to the tenant, in terms of the lease agreement. Due to the increase of the revenue reserve, based on claims experience, the revenues for the three months ended June 30, 2018 was negative.

Operating Expenses

Operating expenses was $795,468 and $371,657 for the three months ended June 30, 2018 and 2017, respectively, an increase of $423,811or 114.0%. The increase is primarily due to the following:

·	An increase in General and administrative expenses of $270,589, which includes rental and operating expense of $172,748 relating to the property lease agreement entered into on May 23, 2018. An increase in stock based compensation of $102,150 relating to commitment fees issued to certain convertible note holders, offset by a reduction in several other immaterial expenses.
·	An increase in management fee expense of $45,565, in the prior year, no management fee expense was charged.
·	An increase in professional fees of $78,685, primarily due to the increase in legal activity related to the potential acquisition of the premises located at 5400, 5402, and 5410 East Avenue, West Palm Beach, Florida.
·	An increase in salaries and wages of $34,829 due the increase in headcount related to the operations located at 5400, 5402, and 5410 East Avenue, West Palm Beach, Florida.

Operating loss

Operating loss was $728,774 and a profit of $30,563 for the three months ended June 30, 2018 and 2017, respectively, an increase in loss of $759,337, primarily due to the reduction in revenue based on the provisions established against collectability and the increased operating expenses as discussed above.

Other income

Other income was $0 and $1,000 for the three months ended June 30, 2018 and 2017, respectively.

Other expense

Other expense was $0 and $19,265 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $19,265 or 100.0%, the charge in the prior period represented a loss on a portion of a mortgage receivable sold to a third party.

Interest expense

Interest expense was $176,587 and $93,603 for the three months ended June 30, 2018 and 2017, respectively, an increase of $82,984 or 88.7%, the increase is primarily due to interest due on the new mortgage loans which replaced the mortgage loans assumed by the Company when it acquired Cranberry Cove Holdings, Ltd and on the purchase money mortgage loan entered into to acquire the properties associated with Seastone of Delray, also includes additional interest expense incurred on the convertible notes taken out during the current period.

Debt Discount

Debt discount was $1,339,885 and $241,666 for the three months ended June 30, 2018 and 2017, respectively, an increase of $1,098,219 or 454.4% and represents the amortization of the value of the convertible notes and warrants issued in terms of the convertible loan agreements entered into during 2017 and the current period, The Company raised a total of $1,950,000 of net proceeds from convertible notes during the current period.

Derivative liability movement

Derivative liability movement was $(796,795) and $167,580 for the three months ended June 30, 2018 and 2017, respectively, a net change of $964,375. This movement represents the mark to market of the derivative liabilities arising on the beneficial conversion feature of the variable priced notes issued to note holders during the current period and the prior year.

Foreign exchange movements

Foreign exchange movements were $110,628 and $(6,438) for the three months ended June 30, 2018 and 2017, respectively, and represents predominantly unrealized gains and losses on intercompany liabilities and assets of our various subsidiaries.

Net loss from discontinued operations

The net income from discontinued operations of $0 and $141,177, represents professional fees, foreign currency losses and penalty expenses on our discontinued operation which was disposed of on February 14, 2017.

Net loss

Net loss was $(2,931,462) and $(303,006) for the three months ended June 30, 2018 and 2017, respectively, an increase of $2,628,456, primarily due to the increase in operating expenses, the net movement in derivative liabilities and the amortization of debt discount during the current period, discussed above.

For the six months ended June 30, 2018 and the six months ended June 30, 2017.

Revenue

Revenues was $179,996 and $724,730 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $544,734 or 75.2%. The decrease is primarily due to the Company adjusting its basis of providing against gross revenues on the limited experience is has had with dealing with US Health care providers. Revenue includes rental income of $167,143 and $120,125 for the six months ended June 30, 2018 and 2017, the increase is due to the increase in base rental and the lease agreement being in operation for only four and a half months in the previous period.

Operating Expenses

Operating expenses were $1,327,315 and $1,297,835 for the six months ended June 30, 2018 and 2017, respectively, an increase of $29,480 or 2.3%. The increase is primarily due to the following:

·	An increase in General and administrative expenses of $1,123,785, which includes rental and operating expense of $172,748 relating to the property lease agreement entered into on May 23, 2018, an increase in stock based compensation of $131,700 relating to commitment fees issued to certain convertible note holders in the current period, offset by a reduction in legal and professional fees of $254,116 related to the disposal of the Canadian rehab clinic in the prior period.
·	An increase in management fee expense of $92,098, in the prior period, no management fee expense was charged.
·	A decrease in professional fees of $216,106, related to the disposal of the Canadian rehab clinic in the prior period.
·	An increase in salaries and wages of $28,962 due the increase in headcount related to the operations located at 5400, 5402, and 5410 East Avenue, West Palm Beach, Florida.

Operating loss

Operating loss was $1,147,319 and $573,105 for the six months ended June 30, 2018 and 2017, respectively, an increase in loss of $574,214, primarily due to the reduction in revenue based on the provisions established against collectability of receivables as discussed above.

Other income

Other income was $0 and $473,369 for the six months ended June 30, 2018 and 2017, respectively. In the prior period, a provision raised against a receivable from the Endoscopy clinic was reversed upon the assignment of the receivable to Leon Developments.

Other expense

Other expense was $0 and $5,093,954 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $5,093,954 or 100.0%. Other expense consists of the excess of the purchase price paid over the carry over basis value of the assets of Cranberry Cove Holdings Ltd. This expenditure is classified as once-off compensation expense to our CEO who owns 100% of Leon Developments, the counterparty to the purchase of the Cranberry Cove Subsidiary

Interest expense

Interest expense was $347,038 and $156,620 for the six months ended June 30, 2018 and 2017, respectively, an increase of $190,418 or 121.6%, the increase is primarily due to interest due on the new mortgage loans which replaced the mortgage loans assumed by the Company when it acquired Cranberry Cove Holdings, Ltd and on the purchase money mortgage loan entered into to acquire the properties associated with Seastone of Delray, also includes additional interest expense incurred on the convertible notes taken out during the current period.

Debt Discount

Debt discount was $2,092,834 and $429,325 for the six months ended June 30, 2018 and 2017, respectively, an increase of $1,663,509 or 387.5% and represents the amortization of the value of the convertible notes and warrants issued in terms of the convertible loan agreements entered into during 2017 and the current period, The Company raised a total of $2,550,000 of net proceeds from convertible notes during the current period.

Derivative liability movement

Derivative liability movement was $(808,951) and $94,532 for the six months ended June 30, 2018 and 2017, respectively, a net change of $903,483. This movement represents the mark to market of the derivative liabilities arising on the beneficial conversion feature of the variable priced notes issued to note holders during the current period and the prior year.

Foreign exchange movements

Foreign exchange movements were $248,524 and $(164,347) for the six months ended June 30, 2018 and 2017, respectively, and represents predominantly unrealized gains and losses on intercompany liabilities and monetary assets of our various subsidiaries.

Net loss from discontinued operations

The net income from discontinued operations of $0 and $7,412,643 for the six months ended June 30, 2018 and 2017, respectively consists primarily of the $7,494,828 gain made on the sale of the Canadian Rehab Center in the prior period, offset by the net operating loss incurred in the prior period of $82,185.

Net (loss) income

Net (loss) income was $(4,147,618) and a net income $1,595,267 for the six months ended June 30, 2018 and 2017, respectively, an increase in loss of $5,742,885, primarily due to the gain realized on the disposal of the Canadian Rehab Center in the prior period, offset by the increase in other expenses related to the excess purchase price paid over the assets under common control of our CEO, in the prior period, offset by the increase in the amortization of debt discount and derivative liability movements in the current period.

Liquidity and Capital Resources

The following table summarizes working capital as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2018	Change
Current Assets	$469,013	$334,619	$134,394
Current Liabilities	(10,577,854)	(6,860,178)	(3,717,676)
Working capital Deficit	$(10,108,841)	$(6,525,559	$(3,583,282)

The Company borrowed an additional $2,550,000 and repaid $433,000 of this during the current period, for general working capital purposes and to pay deposits on real estate, the overall increase in convertible loans also includes the amortization of debt discount amounting to $2,093,000 during the current period. We estimate that the Company will require an additional $3,000,000 for working capital purposes. The company may be required to raise additional equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as high and remains unchanged from the prior year.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

A former employee has filed suit against the Company asserting wrongful dismissal, claiming damages between CDN$43,500 and CDN$50,000 this matter was settled for CDN$14,070, including applicable legal fees, the settlement remains unpaid as the plaintiff has not signed the minutes of settlement.

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

On March 29, 2018, the Company issued 165,000 shares of common stock in connection with the closing of a financing of a Senior Secured Convertible Note. The shares were valued at $11,550, or $0.07 per share.

On April 17, 2018, the Company issued 605,000 shares of common stock in connection with the closing of a financing of a Senior Secured Convertible Note. The shares were valued at $39,450.

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

Date: May 20, 2018

By:/s/ Shawn E. Leon Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	May 20, 2018
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	May 20, 2018
John O’Bireck

/s/ Gerald T. Miller	Director	May 20, 2018
Gerald T. Miller

