Form 10-Q
period 2018-09-30
ETHEMA HEALTH Corp
filed 2018-11-19
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company	☒
	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 19, 2018, there were 124,089,230 shares outstanding of the registrant’s common stock.

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

PART I

Item 1. Financial Statements.

INDEX TO THE

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars unless otherwise indicated)

ETHEMA HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Current assets
Cash	$80,718	$339
Accounts receivable	102,458	218,858
Prepaid expenses	65,075	99,342
Related party Receivables	30,706	16,080
Total current assets	278,957	334,619
Non-current assets
Deposits on real Estate	2,961,062	1,825,000
Due on sale of subsidiary	417,149	954,951
Property, plant and equipment	8,893,157	9,153,858
Total non-current assets	12,271,368	11,933,809
Total assets	$12,550,325	$12,268,428

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$44	$28,927
Accounts payable and accrued liabilities	668,679	372,244
Taxes payable	665,640	689,240
Convertible notes	3,343,327	160,453
Loans payable	162,805	152,402
Derivative liability	4,980,580	2,859,832
Related party payables	2,600,527	2,597,080
Total current liabilities	12,421,602	6,860,178
Non-current liabilities
Loan payable	6,961,388	7,183,892
Total liabilities	19,382,990	14,044,070

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 3,000,000 authorized, nil outstanding as of September 30, 2018 and December 31, 2017.	—	—
Preferred Stock - Series B; $0.01 par value, 10,000,000 authorized, nil outstanding as of September 30, 2018 and December 31, 2017.	—	—
Common stock; $0.01 par value, 500,000,000 shares authorized; 124,089,230 and 122,239,230 shares issued and outstanding as of September 30, 2018 and December 31, 2017.	1,240,893	1,232,393
Additional paid-in capital	20,083,842	18,545,913
Accumulated other comprehensive income	734,762	796,453
Accumulated deficit	(28,892,162)	(22,350,401)
Total stockholders’ deficit	(6,832,665)	(1,775,642)
Total liabilities and stockholders’ deficit	$12,550,325	$12,268,428

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
		(Restated)		(Restated)
Revenues	$270,370	$648,298	$450,366	$1,373,028

Operating expenses
General and administrative	234,994	127,786	600,639	334,386
Rent expense	469,741	—	626,321	2,622
Management fees	46,350	42,705	138,448	241,923
Professional fees	114,760	53,830	297,858	453,034
Salaries and wages	263,901	200,863	657,337	583,559
Depreciation and amortization	67,929	79,267	204,384	186,760
Total operating expenses	1,197,675	504,451	2,524,987	1,802,284

Operating (loss) income	(927,305)	143,847	(2,074,621)	(429,256)

Other Income (expense)
Other income	6,009	—	6,009	473,368
Other expense	—	—	—	(5,093,953)
Interest income	5,334	—	5,334	32,074
Interest expense	(225,205)	(86,371)	(572,243)	(242,992)
Debt discount	(1,195,638)	(13,052)	(3,288,472)	(442,377)
Derivative liability movement	37,951	(19,329)	(771,000)	75,203
Foreign exchange movements	(95,292)	53,294	153,232	(111,052)
Net (loss) income before taxation from continuing operations	(2,394,146)	78,389	(6,541,761)	(5,738,985)
Taxation	—	—	—	—
Net (loss) income from continuing operations	(2,394,146)	78,389	(6,541,761)	(5,738,985)
Gain on disposal of business	—	—	—	7,494,828
Operating loss from discontinued operations, net of tax	—	(218,253)	—	(300,439)
Net (loss) income from discontinued operations, net of tax	—	(218,253)	—	7,194,389
Net (loss) income	(2,394,146)	(139,864)	(6,541,761)	1,455,404
Accumulated other comprehensive loss
Foreign currency translation adjustment	33,954	277,923	(61,691)	241,231

Total comprehensive (loss) income	$(2,360,192)	$138,059	$(6,603,452)	$1,696,635

Basic loss per common share from continuing operations	$(0.02)	$—	$(0.05)	$(0.06)
Basic income per share from discontinued operations	$—	$—	$—	$0.07
Basic (loss) income per common share	$(0.02)	$—	$(0.05)	$0.01
Diluted loss per common share from continuing operations	$(0.02)	$—	$(0.05)	$(0.05)
Diluted income per share from discontinued operations	$—	$—	$—	$0.06
Diluted (loss) income per common share	$(0.02)	$—	$(0.05)	$0.01
Weighted average common shares outstanding - Basic	124,089,230	119,407,668	123,852,105	102,455,451
Weighted average common shares outstanding - Diluted	124,089,230	119,407,668	123,852,105	117,312,150

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

	Preferred Series B		Common		Additional	Comprehensive	Accumulated
					Paid in
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance at January 1, 2018	—	$—	123,239,230	$1,232,393	$18,545,913	$796,453	$(22,350,401)	$(1,775,642)
Shares issued for commitment fee	—	—	850,000	8,500	50,200	—	—	58,700
Fair value of Series N warrants issued	—	—	—	—	1,487,729	—	—	1,487,729
Foreign currency translation	—	—	—	—	—	(61,691)	—	(61,691)
Net loss	—	—	—	—	—	—	(6,541,761)	(6,541,761)
Balance as of September 30, 2018	—	$—	124,089,230	$1,240,893	$20,083,842	$734,762	$(28,892,162)	$(6,832,665)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Operating activities		(Restated)
Net (loss) income from continuing operations	$(6,541,761)	$1,455,404
Net income from discontinued operations	—	(7,194,389)
Net loss from continuing operations	(6,541,761)	(5,738,985)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	204,384	186,760
Non cash compensation expense on acquisition of subsidiary	—	5,074,689
Non cash compensation for services	58,700	4,000
Non cash discount on convertible notes issued	103,000	—
Other foreign exchange movements	—	63,962
Amortization of debt discount	3,288,472	442,377
Derivative liability movements	771,000	(75,203)
Movement in receivables reserve	(753,159)	—
Provision against receivable on sale of subsidiary	—	(446,476)
Loss on mortgage sold	—	19,265
Changes in operating assets and liabilities
Accounts receivable	869,559	(833,374)
Prepaid expenses	30,707	(12,013)
Due on sale of subsidiary	517,239	—
Accounts payable and accrued liabilities	398,633	(162,834)
Taxes payable	(9,917)	(2,393,899)
Net cash used in operating activities - continuing operations	(1,063,143)	(3,871,731)
Net cash used in operating activities - discontinued operations	—	(117,221)
	(1,063,143)	(3,988,952)
Investing activities
Investments in Seastone	—	(2,960,000)
Deposit on property	(1,132,509)	—
Proceeds from restricted cash	—	74,480
Purchase of fixed assets	(41,610)	(8,878)
Net cash used in investing activities - continuing operations	(1,174,119)	(2,894,398)
Net cash provided by investing activities - discontinued operations	—	6,285,852
	(1,174,119)	3,391,454

Financing activities
Decrease in bank overdraft	(28,781)	(56,105)
Proceeds from mortgage sold	—	111,554
Proceeds from mortgages	—	4,367,000
Repayment of mortgages	(90,373)	(3,482,144)
Proceeds from convertible notes	3,130,000	294,500
Repayment of convertible notes	(586,000)	(274,958)
Proceeds (repayment) of related party notes	55,033	(595,736)
Net cash provided by financing activities	2,479,879	364,111

Effect of exchange rate on cash	(162,238)	241,231

Net change in cash	80,379	7,844
Beginning cash balance	339	4,779
Ending cash balance	$80,718	$12,623

Supplemental cash flow information
Cash paid for interest	$308,077	$253,256
Cash paid for income taxes	$—	$—

Non cash investing and financing activities
Common shares issued to acquire subsidiary	$—	$2,184,000
Conversion of debt to equity	$—	$375,011
Fair value of warrants issued	$1,487,729	$71,000
Assumption of mortgage liabilities on acquisition of subsidiary	$—	$3,145,549

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

On February 14, 2017, the Company completed a series of transactions (referred to collectively as the “Restructuring Transactions”), including a Share Purchase Agreement (the “SPA”) whereby the Company acquired 100% of the stock of CCH, which holds the real estate on which the Company previously operated a rehabilitation clinic (“the Canadian Rehab Clinic”). The Company entered into an Asset Purchase Agreement (the “APA”) and lease (the “Lease”) whereby the Company sold all of the Canadian Rehab Clinic business assets and leased the real estate to the buyer. Simultaneously with this transaction, the Company entered into a Real Estate Purchase agreement and Asset Purchase Agreement whereby the Company purchased the real estate and assets of Seastone Delray (the “Florida Purchase”).

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business (continued)

On November 2, 2017, the Company entered into an Agreement of Purchase and Sale (the “Agreement”) to purchase from AREP 5400 East Avenue LLC, a Delaware limited liability company (“Seller”) certain buildings in West Palm Beach, Florida, totaling approximately 80,000 square feet, on which the present tenant operates a substance abuse treatment center (the “Property”). The purchase price of the Property is $20,530,000, and the Company made nonrefundable down payments totaling $2,924,955 as of September 30, 2018.

On May 23, 2018, the Company converted the agreement to purchase AREP 5400 East Avenue LLC. (“the landlord”) into a lease agreement with a purchase option of $17,250,000, increasing August 31, 2018 by $750,000 per month until the purchase option is exercised. The premises is located at 5400, 5402 and 5410 East Avenue, West Palm Beach, Florida (the “Property”). The lease is for an initial 10 years and provides for two additional 10 year extensions.

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

The Company previously owned an operational subsidiary whose functional currency was the Canadian dollar, while the Company’s reporting currency is the U.S. dollar. The Company recently acquired a property-owning subsidiary, CCH, whose functional currency is the Canadian dollar. All transactions initiated in Canadian dollars are translated into US dollars in accordance with ASC 830, “Foreign Currency Translation” as follows:

●	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.

●	Non-monetary assets and equity at historical rates.

●	Revenue and expense items at the average rate of exchange prevailing during the period.

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

The relevant translation rates are as follows: For the three and nine months ended September 30, 2018; a closing rate of CAD$1.0000 equals US$0.7725 and an average exchange rate of CAD$1.0000 equals US$0.7651.

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

e)	Allowance for Doubtful Accounts, Contractual and Other Discounts

The Company derives the majority of its revenues from commercial payor at out-of-network rates. Management estimates the allowance for contractual and other discounts base on its historical collection experience. The service authorized and provided and related reimbursement are often subject to interpretation and negotiation that could result in payments that differ from the Company’s estimates. The Company’s allowance for doubtful accounts is based on historical experience, but management also takes into consideration the age of accounts, creditworthiness and current economic trends when evaluation the adequacy of the allowance for doubtful accounts. An account is written off only after the Company has pursued collection efforts or otherwise determines an accounts to be uncollectible. Uncollectible balances are written-off against the allowance. Recoveries of previously written-off balances are credited to income when the recoveries are made.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.       Summary of Significant Accounting Policies (continued)

f)	Recent accounting pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Changes to the Disclosure Requirements for Fair Value Measurement.

The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement.

Removals

The following disclosure requirements were removed from Topic 820:

1.	The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy

2.	The policy for timing of transfers between levels

3.	The valuation processes for Level 3 fair value measurements

4.	For nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period.

Modifications

The following disclosure requirements were modified in Topic 820:

1.	In lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities.

2.	For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly.

3.	The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

Additions

The following disclosure requirements were added to Topic 820; however, the disclosures are not required for nonpublic entities:

1.	The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period

2.	The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.

In addition, the amendments eliminate at a minimum from the phrase an entity shall disclose at a minimum to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements.

The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date.

The impact of this ASU on the Company’s consolidated financial statements is not expected to be material.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.       Summary of Significant Accounting Policies (continued)

g)	Financial instruments

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, September 30, 2018 and December 31, 2017.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $12,142,645 and accumulated deficit of $28,892,162. As disclosed in note 4, the Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to minimal interest rate risk on its bank indebtedness as there is a balance owing of $44 as of September 30, 2018. This liability is based on floating rates of interest that have been stable during the current reporting period. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as it has subsidiaries that operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at September 30, 2018, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $4,800 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.      Summary of Significant Accounting Policies (continued)

h)	Derivative instrument liability

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

The Company finalized the Purchase Price allocation for the acquisition of the assets of Seastone and CCH during December 2017. This resulted in the retroactive restatement of the statement of the unaudited condensed consolidated statement of operations and the unaudited condensed consolidated statement of cash flows for the three and nine months ended September 30, 2017.

The value of the assets acquired were adjusted in line with valuations received and the corresponding depreciation charge was adjusted accordingly.

This resulted in an increase in other expense of $0 and $4,701,415 for the three months and nine months ended September 30, 2017, respectively, on the transfer of assets between parties under common control and a net reduction in the associated depreciation charge of $52,517 and $127,430 for the three months and nine months ended September 30, 2017, respectively.

A further adjustment was made to other income, which was reduced by $67,596 and $162,536, for the three months and nine months ended September 30, 2017, respectively, to modify the Company’s estimate of deferred purchase price consideration due on the disposal of Muskoka.

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Restatement of prior period results (continued)

The reconciliation of the unaudited condensed consolidated statement of operations for the three months ended September 30, 2017 is as follows:

	As previously reported	Adjustments	As Restated

Revenues	$648,298	$—	$648,298

Operating expenses
General and administrative	127,786		127,786
Management fees	42,705		42,705
Professional fees	53,830		53,830
Salaries and wages	200,863		200,863
Depreciation and amortization	131,784	(52,517)	79,267
Total operating expenses	556,968	(52,517)	504,451

Operating income	91,330	52,517	143,847

Other Income (expense)
Other income	67,596	(67,596)	—
Interest expense	(86,371)		(86,371)
Debt discount	(13,052)		(13,052)
Derivative liability movement	(19,329)		(19,329)
Foreign exchange movements	53,294		53,294
Net income before taxation from continuing operations	93,468	(15,079)	78,389
Taxation	—	—	—
Net income from continuing operations	93,468	(15,079)	78,389
Net loss from discontinued operations, net of tax	(218,253)		(218,253)
Net loss	(124,785)	(15,079)	(139,864)
Accumulated other comprehensive gain
Foreign currency translation adjustment	277,923		277,923

Total comprehensive income	$153,138	$(15,079)	$138,059

Basic income per common share from continuing operations	$—	$—	$—
Basic loss per share from discontinued operations	$—	$—	$—
Basic income per common share	$—	$—	$—
Diluted income per common share from continuing operations	$—	$—	$—
Diluted loss per share from discontinued operations	$—	$—	$—
Diluted loss per common share	$—	$—	$—
Weighted average common shares outstanding - Basic	119,407,668	119,407,668	119,407,668
Weighted average common shares outstanding - Diluted	119,407,668	119,407,668	119,407,668

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Restatement of prior period results (continued)

The reconciliation of the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017 is as follows:

	As previously reported	Adjustments	As Restated

Revenues	$1,373,028	$—	$1,373,028

Operating expenses
General and administrative	334,386		334,386
Rent expense	2,622		2,622
Management fees	241,923		241,923
Professional fees	453,034		453,034
Salaries and wages	583,559		583,559
Depreciation and amortization	314,190	(127,430)	186,760
Total operating expenses	1,929,714	(127,430)	1,802,284

Operating loss	(556,686)	127,430	(429,256)

Other Income (expense)
Other income	635,904	(162,536)	473,368
Other expense	(392,538)	(4,701,415)	(5,093,953)
Interest income	32,074		32,074
Interest expense	(242,992)		(242,992)
Debt discount	(442,377)		(442,377)
Derivative liability movement	75,203		75,203
Foreign exchange movements	(111,052)		(111,052)
Net loss before taxation from continuing operations	(1,002,464)	(4,736,521)	(5,738,985)
Taxation	—	—	—
Net loss from continuing operations	(1,002,464)	(4,736,521)	(5,738,985)
Gain on disposal of business	7,494,828		7,494,828
Operating loss from discontinued operations, net of tax	(300,439)		(300,439)
Net income from discontinued operations, net of tax	7,194,389	—	7,194,389
Net income	6,191,925	(4,736,521)	1,455,404
Accumulated other comprehensive gain
Foreign currency translation adjustment	241,231		241,231

Total comprehensive income	$6,433,156	$(4,736,521)	$1,696,635

Basic loss per common share from continuing operations	$(0.01)	$(0.05)	$(0.06)
Basic income per share from discontinued operations	$0.07	$—	$0.07
Basic income per common share	$0.06	$(0.05)	$0.01
Diluted loss per common share from continuing operations	$(0.01)	$(0.04)	$(0.05)
Diluted income per share from discontinued operations	$0.06	$—	$0.06
Diluted income per common share	$0.05	$(0.04)	$0.01
Weighted average common shares outstanding - Basic	102,455,451	102,455,451	102,455,451
Weighted average common shares outstanding - Diluted	117,312,150	117,312,150	117,312,150

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Restatement of prior period results (continued)

The reconciliation of the unadjusted condensed consolidated statement of cash flows for the nine months ended September 30, 2017 is as follows:

	As previously reported	Adjustments	Adjusted Total
Operating activities
Net income	$6,191,925	$(4,736,521)	$1,455,404
Net income from discontinued operations	(7,194,389)		(7,194,389)
Net loss from continuing operations	(1,002,464)	(4,736,521)	(5,738,985)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	314,190	(127,430)	186,760
Non cash compensation expense on acquisition of subsidiary	373,274	4,701,415	5,074,689
Loss on mortgage sold	19,265		19,265
Non cash compensation for services	4,000		4,000
Other foreign exchange movements	63,962		63,962
Amortization of debt discount	442,377		442,377
Derivative liability movements	(75,203)		(75,203)
Provision against receivable on sale of subsidiary	(446,476)		(446,476)
Non-cash earnout accrual	(162,536)	162,536	—
Changes in operating assets and liabilities
Accounts receivable	(833,374)		(833,374)
Prepaid expenses	(12,013)		(12,013)
Accounts payable and accrued liabilities	(162,834)		(162,834)
Taxes payable	(2,393,899)		(2,393,899)
Net cash used in operating activities - continuing operations	(3,871,731)	—	(3,871,731)
Net cash used in operating activities - discontinued operations	(117,221)		(117,221)
	(3,988,952)	—	(3,988,952)
Investing activities
Investments in Seastone	(2,960,000)		(2,960,000)
Proceeds from restricted cash	74,480		74,480
Purchase of fixed assets	(8,878)		(8,878)
Net cash used in investing activities - continuing operations	(2,894,398)	—	(2,894,398)
Net cash provided by investing activities - discontinued operations	6,285,852		6,285,852
	3,391,454	—	3,391,454

Financing activities
Decrease in bank overdraft	(56,105)		(56,105)
Proceeds from mortgage sold	111,554		111,554
Proceeds from mortgage	4,367,000		4,367,000
Repayment of mortgage	(3,482,144)		(3,482,144)
Proceeds from convertible notes	294,500		294,500
Repayment of convertible notes	(274,958)		(274,958)
Repayment of related party notes	(595,736)		(595,736)
Net cash provided by financing activities	364,111	—	364,111

Effect of exchange rate on cash	241,231		241,231

Net change in cash	7,844		7,844
Beginning cash balance	4,779		4,779
Ending cash balance	$12,623	$—	$12,623

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Going concern

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As of September 30, 2018, the Company has a working capital deficiency of $12,142,645 and accumulated deficit of $28,892,162. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan, and, or generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

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

On February 14, 2017, the Company completed a series of transactions, including an APA whereby the Company sold certain of the Canadian Rehab Clinic assets. The assets disposed of business represented substantially all of the operating assets of the Canadian Rehab Clinic and has been disclosed as a discontinued operation for comparative purposes as of September 30, 2017, and for the three and nine months ended September 30, 2017.

The Statement of operations for discontinued operations at September 30, 2017 is as follows:

	Three months ended September 30, 2017	Nine months ended September 30, 2017

Revenues	$—	$232,040

Operating expenses
Depreciation and amortization	—	4,196
General and administrative	353	119,058
Professional fees	—	32,818
Rent	—	47,493
Salaries and wages	—	201,723
Total operating expenses	353	405,288

Operating loss	(353)	(173,248)

Other (Expense) Income
Interest expense	(1,904)	(2,898)
Foreign exchange movements	(215,996)	(124,293)
Net loss before taxation	(218,253)	(300,439)
Taxation	—	—
Net loss from discontinued operations	$(218,253)	$(300,439)

Gain on disposal of business	—	7,494,828

	$(218,253)	$7,194,389

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Deposits

Deposit on real estate

On November 2, 2017, the Company entered into an Agreement to purchase from AREP 5400 East Avenue LLC certain buildings in West Palm Beach, Florida, totaling approximately 80,000 square feet, on which the present tenant operates a substance abuse treatment center. The purchase price of the Property is $20,530,000, and made a series of nonrefundable down payments totaling $2,924,955 as of September 30, 2018.

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

Other deposits

The Company has made utility deposits of $36,107 related to the lease agreement discussed above.

7.	Due from sale of subsidiary

On February 14, 2017, the Company sold its Canadian Rehab Clinic for gross proceeds of CDN$10,000,000, of which CDN$1,500,000 (US$1,155,900) had been retained in an escrow account for a period of up to two years in order to guarantee the warranties provided by the Company in terms of the APA. During the nine months ended September 30, 2018, CDN960,000 of the escrow was released to the Company, with an additional CDN$540,000 still outstanding.

8.	Property, plant and equipment

Property, plant and equipment consists of the following:

	September 30, 2018			December 31, 2017
	Cost	Amortization and Impairment	Net book value	Net book value

Land	$2,920,015	$—	$2,920,015	$2,925,305
Buildings	5,975,002	(373,848)	5,601,154	5,840,268
Furniture and fixtures	115,750	(41,154)	74,596	72,047
Leasehold improvements	312,614	(15,222)	297,392	316,238
	$9,323,381	$(430,224)	$8,893,157	$9,153,858

Depreciation expense for the three months ended September 30, 2018 and 2017 was $67,929 and $79,267, respectively, and depreciation expense for the nine months ended September 30, 2018 and 2017 was $204,384 and $186,760, respectively.

9.	Taxes Payable

The taxes payable consist of:

●	A payroll tax liability of $141,050 (CDN$182,589) in Greenestone Muskoka which is being paid off as and when cash flow permits.

●	The Company has assets and operates businesses in Canada and is required to disclose these operations to the US taxation authorities, the requisite disclosure has not been made. Management has reserved the maximum penalty due to the IRS in terms of non-disclosure. The Company is taking steps to comply with US disclosure requirements, and has established a provision in the amount of $250,000.

●	A provision for income taxes in the Company’s Canadian operations.

	September 30, 2018	December 31, 2017

Payroll taxes	$141,050	$155,894
US penalties due	250,000	250,000
Income tax payable	274,590	283,346

	$665,640	$689,240

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity date	Principal	Interest	Debt Discount	September 30, 2018	December 31, 2017

Leonite Investments LLC	8.5%	December 1, 2018	$2,420,000	$65,620	$(280,274)	$2,205,346	$138,502

Power Up Lending Group Ltd	12.0%	August 15, 2018	—	—	—	—	21,951
	12.0%	December 30, 2018	—	—	—	—	—
	9.0%	May 15,2019	153,000	2,301	(107,912)	47,389	—
	9.0%	September 10, 2019	133,000	656	(125,712)	7,944	—

Series N Convertible notes	6.0%	November 6 to September 19, 2019	1,700,000	21,049	(638,401)	1,082,648	—

			$4,406,000	$89,626	$(1,152,299)	$3,343,327	$160,453

Leonite Capital, LLC

On December 1, 2017, the Company closed on a private offering to raise US $1,500,000 in capital. The Company issued one senior secured convertible promissory note with a principal amount of US $1,650,000 to Leonite Capital, LLC. The Note bears interest at the rate of 8.5% per annum. The initial draw under the Note was $300,000 with a $150,000 original issue discount for a total of $450,000. The Company issued 1,650,000 shares of the Company’s common stock as a commitment fee and paid $20,000 towards the lenders legal fees. The Note’s initial maturity date is June 1, 2018. During the term of the Note the Company and the Subsidiaries will be obligated to make monthly payment of accrued and unpaid interest. The Note contains Company and Subsidiary representations and warranties, covenants, events of default, and registration rights.

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

On March 12, 2018, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $330,000, including an Original Issue Discount of $30,000, for net proceeds of $300,000. The note had a maturity date of March 19, 2018. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the purchaser following the issue date into shares of the Company’s common stock at a conversion price equal to $0.06 per share subject to price protection and anti-dilution protection. In conjunction with this note the Company issued warrants to purchase 5,500,000 shares of common stock at an exercise price of $0.10 per share.

In Conjunction with this note the Company issued 330,000 shares as a commitment fee at a price of $0.06 per share.

The note was repaid during March 2018.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  Short-term Convertible Notes (continued)

Leonite Capital, LLC (continued)

On March 29, 2018, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $165,000, including an Original Issue Discount of $15,000, for net proceeds of $150,000. The note has a maturity date of April 28, 2018 and bears interest at a rate of 8.5% per annum. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser following the issue date into shares of the Company’s common stock at a conversion price equal to $0.06 per share subject to price protection and anti-dilution protection.

In Conjunction with this note the Company paid a commitment fee of $11,550 settled through the issue of 165,000 shares at a price of $0.07 per share.

On April 17, 2018, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $605,000, including an Original Issue Discount of $55,000, for net proceeds of $550,000. The note had a maturity date of May 8, 2018 and bears interest at 8.5% per annum. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser following the issue date into shares of the Company’s common stock at a conversion price equal to $0.06 per share subject to price protection and anti-dilution protection.

The Company also issued 605,000 shares of common stock to Leonite as a commitment fee, in terrns of the agreement valued at $42,350 at grant date, and a further 10,083,333 warrants to purchase shares of common stock at an initial exercise price of $0.10 per share, subject to anti-dilution and price protection.

Power Up Lending Group LTD

On November 6, 2017, the Company, entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $103,000. The Note had a maturity date of August 15, 2018 and bore interest at the at the rate of twelve percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company had the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note was convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that was 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the average lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion. On May 5, 2018, the aggregate principal outstanding of $103,000 together with interest and penalty interest thereon, was settled for gross proceeds of $141,824.

On March 9, 2018, the Company, entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $153,000. The Note had a maturity date of December 30, 2018 and bore interest at the rate of twelve percent per annum from the date on which the Note was issued until the same became due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company had the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note was convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that was 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the average lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion. During September 2018, the Company prepaid the aggregate principal outstanding of $153,000 together with interest thereon and penalty interest, was settled for gross proceeds of $210,800.

On July 31, 2018, the Company, entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $153,000. The Note has a maturity date of May 15, 2019 and bears interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion.

On September 10, 2018, the Company, entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $133,000. The Note has a maturity date of September 10, 2019 and bears interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Short-term Convertible Notes (continued)

Series N Convertible Notes

During the period from May 2018 to September 2018, The Company closed several tranches of a private offering in which it raised $1,700,000 in capital from 7 accredited investors through the issuance to the investors of the Company’s Series N Convertible Notes, in the total original principal amount of $1,700,000, which Notes are convertible into the Company’s common stock at a conversion price of $0.08 per share together with Warrants to purchase up to a total of 21,250,000 shares of the Company’s common stock at an exercise price of $0.12 per share the. Both the conversion price under the Notes and the exercise price under the Warrants are subject to standard adjustment mechanisms. The Notes mature between November 6, 2018 and September 26, 2019, and the Warrants are exercisable between May 31, 2021 and September 27, 2021.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Loans payable

The loans payable is as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	September 30, 2018	December 31, 2017

Cranberry Cove Holdings
Pace Mortgage	4.2%	July 19,2022	4,147,549	13,674	4,161,223	4,349,374
Seastone of Delray
Mortgage	5.0%	February 13, 2020	2,950,675	$12,295	2,962,970	2,986,920
			$7,098,224	$25,969	$7,124,193	$7,336,294
Disclosed as follows:
Short-term portion					$162,805	$152,402
Long-term portion					6,961,388	7,183,892
					$7,124,193	$7,336,294

The aggregate amount outstanding is payable as follows:

Amount

Within 1 year	$162,805
1 to 2 years	3,025,469
2 to 3 years	112,598
3 to 4 years	116,163
Thereafter	3,707,158
Total	$7,124,193

Pace Mortgage

On July 19, 2017, CCH, a wholly owned subsidiary closed on a loan agreement in the principal amount of CDN$5,500,000. The loan is secured by a first mortgage on the premises owned by CCH located at 3571 Muskoka Road 169, Bala, Ontario. The loan bears interest at the fixed rate of 4.2% with a 5-year primary term and a 25-year amortization. The Company has guaranteed the loan and the Company’s chief executive officer and controlling shareholder also has personally guaranteed the Loan. CCH and the Company have granted the Lender a general security interest in its assets to secure repayment of the Loan. The loan is amortized with monthly installments of CDN $29,531.

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

The short-term convertible notes, together with certain warrants issued to Leonite Capital LLC, and the short term convertible notes issued to Power Up Lending Group, LTD, disclosed in note 10 above, have variable priced conversion rights with no fixed floor price and will reprice dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $1,085,837 using a Black-Scholes valuation model.

In addition, warrants exercisable over 5,500,000 shares of common stock were issued to Leonite Investments, in terms of the Securities Purchase Agreement and the Warrant Agreement entered into. Refer note 10 above.

The following assumptions were used in the Black-Scholes valuation model:

Nine months ended September 30, 2018

Calculated stock price	$0.024 to $0.10
Risk free interest rate	1.6% to 2.91%
Expected life of convertible notes	1 month to 1 year
expected volatility of underlying stock	15.4% to 495.3%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	Nine months ended September 30, 2018	Year ended December 31, 2017

Opening balance	$2,859,832	$—
Derivative liability arising from convertible notes	$1,349,748	$1,826,500
Fair value adjustment to derivative liability	771,000	1,033,332
Closing balance	$4,980,580	$2,859,832

13.	Related Party Transactions 1816191 Ontario

As of September 30, 2018 and December 31, 2017, the Company owed 1816191 Ontario $29,797 and $15,921, respectively.

Shawn E. Leon

As of September 30, 2018, and December 31, 2017 the Company had a receivable of $30,706 and $16,080, respectively from Shawn Leon, a director and CEO of the Company. The balances receivable are non-interest bearing and have no fixed repayment terms.

Mr. Leon was paid management fees of $138,448 during the nine months ended September 30, 2018.

Eileen Green

As of September 30, 2018 and December 31, 2017, the Company had a payable of $898,960 and $877,182, respectively to Eileen Green, the spouse of our CEO. The amount owing is non-interest bearing and has no fixed repayment terms.

Leon Developments, Ltd.

The Company acquired CCH from Leon Developments, Ltd., on February 14, 2017. CCH owns the facility utilized by the Canadian Rehab Clinic which was sold to a third party on February 14, 2017. CCH owed CDN $2,692,512 to Leon Developments. The amount owing to Leon Developments Ltd., as of September 30, 2018 was $1,671,769.

Cranberry Cove Holdings Ltd.

The Company acquired CCH on February 14, 2017. CCH owns the real estate previously utilized by the Canadian Rehab Clinic and now utilized by the purchaser of the business.

Prior to the acquisition of CCH, the Company paid rental expense to CCH of $58,925 for the period ended September 30, 2017.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Stockholders’ deficit

a)	Common shares

On March 29, 2018, the Company issued 165,000 shares of common stock to Leonite Capital, LLC in connection with the closing of a financing of a Senior Secured Convertible Note. The shares were valued at $11,550, or $0.07 per share on the issue date.

On April 17, 2018, the Company issued 605,000 shares of common stock to Leonite Capital, LLC in connection with the closing of a financing of a Senior Secured Convertible Note. The shares were valued at $39,450 on the issue date.

b)	Warrants

In terms of the convertible note agreements entered into with Leonite Capital, LLC, disclosed in note 10 above, the Company agreed to issue warrants exercisable over a total of 15,583,333 shares of common stock at an exercise price of $0.10 per share.

In terms of the Series N Convertible debt issued to various accredited investors, disclosed in note 10 above, the Company agreed to issue warrants exercisable over a total of 21,250,000 shares of common stock at an exercise price of $0.12 per share.

The fair value of Warrants awarded and revalued during the nine months ended September 30, 2018 were valued at $1,487,729 using the Black Scholes pricing model utilizing the following weighted average assumptions:

Nine months ended September 30, 2018

Calculated stock price	0.06 to 0.08
Risk free interest rate	2.64 to 2.89%
Expected life of warrants (years)	3 to 5 years
expected volatility of underlying stock	198.8 to 203.2%
Expected dividend rate	0%

 The movements in warrants is summarized as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2017	19,637,409	$0.0033 to $.0.03	$0.0033
Granted	29,866,666	$0.03 to $0.10	0.0945
Exercised	—	—	—
Outstanding December 31, 2017	49,504,075	$0.0033 to $.0.03	0.0033
Granted	36,833,333	$0.10 to $0.12	0.11
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding September 30, 2018	86,337,408	$0.033 to $0.12	$0.0870

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Stockholders’ deficit (continued)

b)	Warrants (continued)

The following table summarizes information about warrants outstanding at September 30, 2018:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.0033	300,000	*		300,000
$0.03	21,704,075	1.50		21,704,075
$0.10	43,083,333	4.30		43,083,333
$0.12	21,250,000	2.70		21,250,000

	86,337,408	3.19	$0.87	86,337,408	$0.87

*       In terms of an agreement entered into with an investor relations company, 300,000 warrants were to be issued as part of the Investor Relations Agreement. These warrants have not been issued as yet, therefore the warrant terms are uncertain.

All of the warrants outstanding as of September 30, 2018 are vested. The warrants outstanding as of September 30, 2018 have an intrinsic value of $1,108,205.

c)	Stock options

Our board of directors adopted the GreeneStone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long- term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 480,000 options as of September 30, 2018 under the Plan.

No options were issued, exercised or cancelled for the period under review.

The following table summarizes information about options outstanding as of September 30, 2018.

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.12	480,000	1.08		480,000

	480,000	1.08	$0.12	480,000	$0.12

As of September 30, 2018, there was no unrecognized compensation costs related to these options and the intrinsic value of the options is $0.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

15.	Segment information

The Company has two reportable operating segments;

a.	Rental income from the property owned by Cranberry Cove subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, these services are provided to customers at the Company’s Seastone of Delray business and at the Company’s leased premises at 5400 East Avenue, West Palm Beach. The Rehabilitation services provided by our Canadian Rehab Center for the three months ended March 31, 2017 are reported under discontinued operations and have not been reported as part of the Segment Information.

The segment operating results of the reportable segments are disclosed as follows:

	Three months ended September 30, 2018
	Rental Operations	In-Patient services	Total

Revenue	$83,031	$187,339	$270,370
Operating expenditure	45,102	1,152,573	1,197,675

Operating income (loss)	37,929	(965,234)	(927,305)

Other (expense) income
Other income	—	6,009	6,009
Interest income	—	5,334	5,334
Interest expense	(42,845)	(182,360)	(225,205)
Amortization of debt discount	—	(1,195,638)	(1,195,638)
Derivative liability movements	—	37,951	37,951
Foreign exchange movements	(15,244)	(80,048)	(95,292)
Net loss before taxation from continuing operations	(20,160)	(2,373,986)	(2,394,146)
Taxation	—	—	—
Net loss from continuing operations	$(20,160)	$(2,373,986)	$(2,394,146)

	Three months ended September 30, 2017
	Rental Operations	In-Patient services	Total

Revenue	$83,837	$564,461	$648,298
Operating expenditure	158,808	345,643	504,451

Operating (loss) income	(74,971)	218,818	143,847

Other (expense) income
Interest expense	(38,714)	(47,657)	(86,371)
Amortization of debt discount	—	(13,052)	(13,052)
Derivative liability movements	—	(19,329)	(19,329)
Foreign exchange movements	(18,320)	71,614	53,294
Net (loss) income before taxation from continuing operations	(132,005)	210,394	78,389
Taxation	—	—	—
Net (loss) income from continuing operations	$(132,005)	$210,394	$78,389

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Segment information (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Nine months ended September 30, 2018
	Rental Operations	In-Patient services	Total

Revenue	$250,174	$200,192	$450,366
Operating expenditure	121,606	2,403,381	2,524,987

Operating income (loss)	128,568	(2,203,189)	(2,074,621)

Other (expense) income
Other income	—	6,009	6,009
Interest income	—	5,334	5,334
Interest expense	(135,740)	(436,503)	(572,243)
Amortization of debt discount	—	(3,288,472)	(3,288,472)
Derivative liability movement	—	(771,000)	(771,000)
Foreign exchange movements	32,311	120,921	153,232
Net income (loss) before taxation from continuing operations	25,139	(6,566,900)	(6,541,761)
Taxation	—	—	—
Net income (loss) from continuing operations	$25,139	$(6,566,900)	$(6,541,761)

	Nine months ended September 30, 2017
	Rental Operations	In-Patient services	Total

Revenue	$203,962	$1,169,066	$1,373,028
Operating expenditure	294,673	1,507,611	1,802,284

Operating loss	(90,711)	(338,545)	(429,256)

Other (expense) income
Other income	—	473,368	473,368
Other expense	(5,074,689)	(19,264)	(5,093,953)
Interest income	—	32,074	32,074
Interest expense	(136,902)	(106,090)	(242,992)
Amortization of debt discount	—	(442,377)	(442,377)
Derivative liability movement	—	75,203	75,203
Foreign exchange movements	(18,320)	(92,732)	(111,052)
Net loss before taxation from continuing operations	(5,320,622)	(418,363)	(5,738,985)
Taxation	—	—	—
Net loss from continuing operations	$(5,320,622)	$(418,363)	$(5,738,985)

The operating assets and liabilities of the reportable segments at September 30, 2018, are as follows:

	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$30,860	$10,750	$41,610
Assets
Current assets	23,490	255,467	278,957
Non-current assets	3,024,074	9,247,294	12,271,368
Liabilities
Current liabilities	(2,250,122)	(10,171,480)	(12,421,602)
Non-current liabilities	(4,083,621)	(2,877,767)	(6,961,388)
Intercompany balances	(804,722)	804,722	—
Net liability position	$(4,090,901)	$(2,741,764)	$(6,832,665)

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

16.	Net loss (income) per common share

For the three and nine months ended September 30, 2018, and the three months ended September 30, 2017 the following options, warrants and convertible notes were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

	Three and nine months ended September 30, 2018	Three months ended September 30, 2017

Stock options	480,000	480,000
Warrants to purchase shares of common stock	86,337,408	22,004,075
Convertible notes	68,861,363	3,101,093
	155,678,771	25,585,168

For the nine months ended September 30, 2017, the computation of basic and diluted earnings per share is as follows:

	Amount	Number of shares	Per share amount

Basic earnings per share
Net loss per share from continuing operations	$(5,738,985)	102,455,451	$(0.06)
Net income per share from discontinued operations	7,194,389	102,455,451	0.07

Basic income per share	1,455,404	102,455,451	0.01

Effect of dilutive securities

Warrants	—	14,856,699
Convertible debt	—	—

Diluted earnings per share
Net loss per share from continuing operations	(5,738,985)	117,312,150	(0.05)
Net income per share from discontinued operations	7,194,389	117,312,150	0.06

	$1,455,404	117,312,150	$0.01

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

17.	Commitments and contingencies

a.	Contingency related to outstanding penalties

The Company has provided for potential US penalties of $250,000 due to noncompliance with the filing of certain required returns. The actual liability may be higher due to interest and penalties assessed by these taxing authorities.

b.	Operating leases

The Company has assumed operating leases for certain vehicles and office equipment.

On May 23, 2018, the Company entered into a Lease Agreement pursuant to which it leased from the AREP 5400 East Avenue LLP (the “Landlord”), the premises located at 5400, 5402, and 5410 East Avenue, West Palm Beach, Florida (the “Property”). The Lease has an initial term of 10 years and provides for 2 additional 10 year extensions. The Company has the option to purchase the property initially for $17,250,000, which amount has increased to $19,500,000 as of October 31, 2018, plus any landlord funded improvements. The option to purchase increases by $750,000 per calendar month, the next increase of $750,000 will occur on November 30, 2018. The initial base rental is $146,337 per month, plus any taxes imposed on the premises or the base rental.

The future commitment of these operating leases and the property lease are as follows:

Amount

Within 1 year	$1,783,727
1 to 2 years	1,862,467
2 - 3 years	1,942,287
3 - 4 years	2,022,107
5 years and thereafter	10,642,667
Total	$18,253,253

c.	Mortgage bonds

The company has two mortgage loans as disclosed in note 11 above. The future commitments under these loans are as follows:

Amount

Within 1 year	162,805
1 to 2 years	3,025,469
2 to 3 years	112,598
3 to 4 years	116,163
Thereafter	3,707,158
Total	$7,124,193

d.	Other

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLDATED FINANCIAL STATEMENTS

18.	Income taxes

The Company is not current in its tax filings for tax years 2011 to 2017 as of September 30, 2018.

19.	Subsequent events

Subsequent to September 30, 2018, the Company raised a further $680,000 by the issuance of Series N Convertible Notes in the principal amount of $680,000 to a further 7 accredited investors, which notes are convertible into the Company’s common stock at a conversion price of $0.08 per share together with Warrants to purchase up to a total of 8,500,000 shares of the Company’s common stock at an exercise price of $0.12 per share the. Both the conversion price under the Notes and the exercise price under the Warrants are subject to standard anti-dilution adjustment mechanisms. The Notes mature between September 30, 2019 and November 14, 2019, and the Warrants are exercisable for a period of three years from date of issuance.

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

Results of Operations

For the three months ended September 30, 2018 and September 30, 2017.

Revenues were $270,370 and $648,298 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $377,928 or 58.3%. The decrease is primarily due to the Company adjusting its basis of providing against gross revenues on the limited experience it has had with dealing with US Health care providers. Revenue includes rental income of $82,346 and $83,837 for the three months ended September 30, 2018 and 2017. The revenue for the three months ended September 30, 2018, includes sub-letting revenue of $202,480 of our 5400 East avenue facility, this is not regarded as core business and has not been reported as part of the rental operations segment. Due to the increase of the revenue reserve, based on claims experience, the revenues for the three months ended September 30, 2018 was negative. Patient revenue has decreased, however this is primarily due to the relocation of the main treatment facility to 5400 East Avenue, West Palm Beach, patient revenue is expected to increase in the near term.

Operating Expenses

Operating expenses were $1,197,675 and $504,451 for the three months ended September 30, 2018 and 2017, respectively, an increase of $693,224 or 137.4%. The increase is primarily due to the following:

●	An increase in General and administrative expenses of $107,208, which includes the expenses of operating the 5400 East Avenue facility which is substantially bigger than the Seastone facility.

●	An increase in rental expense of $469,741 related to the lease agreement entered into for the 5400 East Avenue operation located in West Palm Beach.

●	An increase in professional fees of $60,930 related to legal and other professional fees incurred on closing the agreements related to the 5400 East Avenue operations and the ongoing operations of this facility.

●	An increase in salaries and wages of $63,038 due the increase in headcount related to the operations located at 5400, 5402, and 5410 East Avenue, West Palm Beach, Florida.

Operating (loss) income

Operating loss was $(927,305) and a profit of $143,847 for the three months ended September 30, 2018 and 2017, respectively, an increase in loss of $1,071,152, primarily due to the reduction in revenue based on the provisions established against collectability and the increased operating expenses as discussed above.

Other income

Other income was $6,009 and $0 for the three months ended September 30, 2018 and 2017, respectively.

Interest expense

Interest expense was $225,205 and $86,371 for the three months ended September 30, 2018 and 2017, respectively, an increase of $138,834 or 160.7%, the increase is primarily due to interest due on the new mortgage loans which replaced the mortgage loans assumed by the Company when it acquired Cranberry Cove Holdings, Ltd and on the purchase money mortgage loan entered into to acquire the properties associated with Seastone of Delray, also includes additional interest expense incurred on the convertible notes taken out during the current period.

Debt Discount

Debt discount amortized was $1,195,638 and $13,052 for the three months ended September 30, 2018 and 2017, respectively, an increase of $1,182,586 and represents the amortization of the value of the convertible notes and warrants issued in terms of the convertible loan agreements entered into during 2017 and the current period, The Company raised a total of $3,130,000 of net proceeds from convertible notes during the current period.

Derivative liability movement

Derivative liability movement was $37,951 and $(19,329) for the three months ended September 30, 2018 and 2017, respectively, a net change of $57,280. This movement represents the mark to market of the derivative liabilities arising on the beneficial conversion feature of the variable priced notes issued to note holders during the current period and the prior year.

Foreign exchange movements

Foreign exchange movements were $(95,292) and $53,294 for the three months ended September 30, 2018 and 2017, respectively, and represents predominantly unrealized gains and losses on intercompany liabilities and assets of our various subsidiaries. The Canadian Dollar has been strengthening against the US Dollar during the current period giving rise to the foreign exchange loss.

Net loss from discontinued operations

The net income from discontinued operations of $0 and $218,253 for the three months ended September 30, 2018 and 2017, respectively, represents professional fees, foreign currency losses and penalty expenses on our discontinued operation which was disposed of on February 14, 2017.

Net loss

Net loss was $(2,394,145) and $(139,864) for the three months ended September 30, 2018 and 2017, respectively, an increase of $2,254,281, primarily due to the increase in operating expenses, the increase in interest expense, and the amortization of debt discount during the current period, discussed above.

For the nine months ended September 30, 2018 and September 30, 2017.

Revenue

Revenues was $450,366 and $1,373,028 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $922,662 or 67.2%. The decrease is primarily due to the Company adjusting its basis of providing against gross revenues on the limited experience it has had with dealing with US Health care providers. Revenue includes rental income of $250,174 and $203,962 for the nine months ended September 30, 2018 and 2017, the increase is due to the lease agreement being in operation for only seven and a half months in the previous period and the full nine months in the current period. The revenue for the nine months ended September 30, 2018, includes sub-letting revenue of $202,480 of our 5400 East avenue facility, this is not regarded as core business and has not been reported as part of the rental operations segment. Patient revenue has decreased, however this is primarily due to the relocation of the main treatment facility to 5400 East Avenue, West Palm Beach, patient revenue is expected to increase in the near term

Operating Expenses

Operating expenses were $2,524,987 and $1,802,284 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $722,703 or 40.1%. The increase is primarily due to the following:

●	An increase in General and administrative expenses of $266,253, which includes an increase in stock based compensation of $131,700 relating to commitment fees issued to certain convertible note holders in the current period, and an increase in expenses overall due to the operation of the facility at 5400 East Avenue in West Palm beach, the facility is significantly bigger than our Seastone facility.
●	An increase in rental expense of $623,699, related to the lease agreement entered into for the 5400 East Avenue operation located in West Palm Beach, which was occupied from May 2018.
●	A decrease in management fee expense of $103,475, a larger than normal management fee was charged in the prior period to compensate management for the activity which took place in terms of the group restructure.
●	A decrease in professional fees of $155,176, related to the disposal of the Canadian rehab clinic and the restructure of the group in the prior period.
●	An increase in salaries and wages of $17,624 due the increase in headcount related to the operations located at 5400, 5402, and 5410 East Avenue, West Palm Beach, Florida.

Operating loss

Operating loss was $2,074,621 and $429,256 for the nine months ended September 30, 2018 and 2017, respectively, an increase in loss of $1,645,365, primarily due to the reduction in revenue based on the provisions established against collectability of receivables and the rental expense incurred during the current period, as discussed above.

Other income

Other income was $6,009 and $463,368 for the nine months ended September 30, 2018 and 2017, respectively. In the prior period, a provision raised against a receivable from the Endoscopy clinic was reversed upon the assignment of the receivable to Leon Developments.

Other expense

Other expense was $0 and $5,093,953 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $5,093,953. Other expense in the prior period, consists of the excess of the purchase price paid over the carry over basis value of the assets of Cranberry Cove Holdings Ltd. This expenditure is classified as once-off compensation expense to our CEO who owns 100% of Leon Developments, the counterparty to the purchase of the Cranberry Cove Subsidiary

Interest income

Interest income was $5,334 and $32,074 for the nine months ended September 30, 2018. Interest income was earned on the proceeds due on the disposal of the endoscopy Clinic in the prior period.

Interest expense

Interest expense was $572,243 and $242,992 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $329,251 or 135.5%, the increase is primarily due to interest due on the new mortgage loans which replaced the mortgage loans assumed by the Company when it acquired Cranberry Cove Holdings, Ltd and on the purchase money mortgage loan entered into to acquire the properties associated with Seastone of Delray, also includes additional interest expense incurred on the convertible notes entered into during the current period.

Debt Discount

Debt discount was $3,288,472 and $442,377 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $2,846,095 or 643.4% and represents the amortization of the value of the convertible notes and warrants issued in terms of the convertible loan agreements entered into during 2017 and the current period, The Company raised a total of $3,130,000 of net proceeds from convertible notes during the current period.

Derivative liability movement

Derivative liability movement was $(771,000) and $75,203 for the nine months ended September 30, 2018 and 2017, respectively, a net change of $846,203. This movement represents the mark to market of the derivative liabilities arising on the beneficial conversion feature of the variable priced notes issued to note holders during the current period and the prior year.

Foreign exchange movements

Foreign exchange movements were $153,232 and $(111,052) for the nine months ended September 30, 2018 and 2017, respectively, and represents predominantly unrealized gains and losses on intercompany liabilities and monetary assets of our various subsidiaries.

Net loss from discontinued operations

The net income from discontinued operations of $0 and $7,194,389 for the nine months ended September 30, 2018 and 2017, respectively consists primarily of the $7,494,828 gain made on the sale of the Canadian Rehab Center in the prior period, offset by the net operating loss incurred in the prior period of $300,439.

Net (loss) income

Net (loss) income was $(6,541,761) and $1,455,404 for the nine months ended September 30, 2018 and 2017, respectively, an increase in loss of $7,997,165, primarily due to the reduction in revenue, the gain realized on the disposal of the Canadian Rehab Center in the prior period, offset by the increase in other expenses related to the excess purchase price paid over the assets under common control of our CEO, in the prior period, offset by the increase in the amortization of debt discount and derivative liability movements in the current period.

Liquidity and Capital Resources

The following table summarizes working capital as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017	Change
Current Assets	$278,957	$334,619	$(55,662)
Current Liabilities	(12,421,602)	(6,860,178)	(5,561,424)
Working capital Deficit	$(12,142,645)	$(6,525,559	$(5,617,086)

The Company borrowed an additional $3,130,000 and repaid $586,000 during the current period, for general working capital purposes and to pay deposits on real estate, the overall increase in convertible loans also includes the amortization of debt discount amounting to $3,288,472 during the current period. We estimate that the Company will require an additional $3,000,000 for working capital purposes. The company may be required to raise additional equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as high and remains unchanged from the prior year.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

No shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(a)(2) promulgated thereunder due to the fact that the issuance did not involve a public offering because of the insubstantial number of persons involved in each offering, the size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a) (2) of the Securities Act for these transactions.

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

Date: November 19, 2018

By:/s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	November 19, 2018
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	November 19, 2018
John O’Bireck

/s/ Gerald T. Miller	Director	November 19, 2018
Gerald T. Miller