Form 10-K
period 2018-12-31
ETHEMA HEALTH Corp
filed 2019-04-16
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-K/A

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2018, based on a closing share price of $0.08 was approximately $3,358,696. As of April 15, 2019, the registrant had 124,371,452 shares of its common stock, par value $0.01 per share, outstanding.

ETHEMA HEALTH CORPORATION

YEAR ENDED DECEMBER 31, 2018

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

On May 15, 2010, the Company secured a sublease of space (which was previously the Rothbart Pain Clinic) of approximately 8,000 sq. ft. to be used as the Company’s executive offices and to run an endoscopy clinic. The Endoscopy clinic was subsequently sold. The Company, through its wholly owned subsidiary GreeneStone Clinic Muskoka Inc. (“GreeneStone Muskoka”), also entered into a lease with the owner of the Muskoka premises on April 1, 2011 and provided mental health and addiction treatment services and operated an in-patient addiction treatment center at this location.

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

The Asset Purchase Agreement and Lease

Under the APA, the assets of GreeneStone Muskoka were sold by the Company, through its subsidiary, GreeneStone Muskoka, to Canadian Addiction Residential Treatment LP (the “Purchaser”), for a total consideration of CDN$10,000,000, plus an additional performance payment of up to CDN$3,000,000 to be received in 2019 if certain clinic performance metrics are met. The Purchaser completed the sale with cash proceeds to the Company of CDN$10,000,000, of which CDN$1,500,000 was held in escrow for up to two years to cover indemnities given by the Company. The proceeds of the GreeneStone Muskoka asset sale were used to pay down certain tax debts and operational costs of the Company and to fund the Florida Purchase, mentioned below.

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

The Florida Purchase

Immediately after closing on the sale of the assets of the Canadian Rehab Clinic, the Company closed on the acquisition of the business and real estate assets of Seastone Delray pursuant to certain real estate and asset purchase agreements. This business is operated through its wholly owned subsidiary, Addiction Recovery Institute of America, LLC (“ARIA”) (formerly Seastone Delray Healthcare, LLC). The purchase price for the ARIA assets was US$6,070,000 financed with a purchase money mortgage of US$3,000,000, and US$3,070,000 in cash.

On April 4, 2017 the Company changed its Corporate name from Greenestone Healthcare Corporation to Ethema Health Corporation.

On August 3, 2018, the Company changed the name of its subsidiary Seastone Delray Healthcare, LLC to Addiction Recovery Institute of America, LLC (“ARIA”).

Recent Developments

On February 25, 2019, the Company entered into a Letter of Intent whereby it would purchase a 33.33% interest in Local Link Wellness, LLC (“LLW”) for gross proceeds of $400,000. LLW proposes to provide a comprehensive addiction treatment program to large employee groups. The company has advanced LLW a total of $110,000 as of April 12, 2019. These funds were advanced as short-term promissory notes that will be immediately due and payable if the parties fail to reach a binding agreement by April 30, 2019. Upon the closing of a binding agreement, the short-term promissory notes will be converted to equity.

On April 2, 2019, the Company entered into a Commercial Contract whereby the real property at 801 Andrews Avenue, Delray Beach, Florida, consisting of land and condominiums thereon, was sold to JAGGM, LLC for $3,500,000. This transaction is expected to close on April 26, 2019.

Corporate Structure

The Company consists of the following entities:

·	Ethema Health Corporation (“Ethema”) (Parent company);

Ethema is the publicly traded investment holding company.

·	Greenestone Clinic Muskoka Inc. (“Muskoka”), a Canadian registered company (wholly owned);

Muskoka previously owned and operated the addiction treatment center in Canada which was sold to Canadian Addiction Residential Treatment LP (“CART”). Muskoka has certain receivables collectible from CART and certain remaining liabilities.

·	Cranberry Cove Holdings, Ltd (“CCH”), a Canadian registered company (wholly owned);

This company was acquired from Leon Developments and owns and leases the property on which CART operates an addiction treatment center.

·	Addiction Recovery Institute of America, LLC(“ARIA”), a US registered company (formerly Seastone Delray Healthcare, LLC);

ARIA operated a treatment center in Delray Beach, Florida out of premises which it had acquired in February 2017. The treatment center was relocated and is now operated out of leased premises in West Palm Beach Florida. The Company has an option to buy the leased premises.

·	Delray Andrews RE, LLC (“DARE”), a US registered company (dormant)

DARE was formed in 2016 to acquire the premises in which ARIA operated its Delray treatment center, the premises were acquired directly into ARIA. DARE has remained dormant since inception.

Employees

As of December 31, 2018, Ethema Health Corporation had 20 employees.

Marketing

The addiction treatment business in the USA operates as an Insured Healthcare service. Our marketing efforts are long term processes of establishing relationships with relevant professionals and our treatment staff. We use industry specific conferences and functions to network with these professionals.

Approximately 70% of our clients are sourced via the Internet. This is the single biggest focus for our marketing team, Search Engine Optimization (SEO) is very important and the Company aggressively seeks the maximum cost/benefit relationships with specialist firms in this field. We have also focused much of our effort on building relationships with large employer groups and unions that have large numbers of employees requiring addiction treatment services. We believe that these relationships will begin to produce significant referrals in 2019.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

Ethema Executive Offices

The Company’s executive offices are located at 810 Andrews Avenue, Delray Beach, Florida, 33483.

West Palm Beach Treatment Operations

The Company treatment operations are based in our leased premises at 5400 East Avenue, west Palm Beach, Florida, USA.

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

Delray Beach Real Estate

The real estate acquired in Delray Beach, Florida consist of two parcels of land. The first parcel is located at 810 Andrews Avenue, Delray Beach, Florida, is 0.34 acres in size and has a two story, 2,839 square foot CBS office building constructed in 1963. It is in good condition, and is currently used as an office for addiction treatment services. The second parcel is located at 801 Andrews Avenue, Delray Beach, Florida, is 0.34 acres in size and has a two-story, residential condominium building containing 10 units totaling 8,844 square feet. The improvements were constructed in 1971 with the latest renovation occurring in 2014. The property was being used as a sober home.

On April 3, 2019, the Company concluded an agreement to dispose of the residential condominium building located at 801 Andrews Avenue, Delray Beach, Florida, for gross proceeds of $3,500,000.

Item 3. Legal Proceedings.

In 2017, a former employee has filed suit against the Company asserting wrongful dismissal, claiming damages between CDN$43,500 and CDN$50,000 this matter was settled for CDN14,070, including applicable legal fees, the settlement remains unpaid as the plaintiff has not signed the minutes of settlement.

On February 14, 2019, the Company entered into a Settlement Agreement and Release with Gulfstream Roofing, Inc., for improvements made to the leasehold real property located at 5400 East Avenue, West Palm Beach, Florida. The settlement amount was $251,774 was divided into two equal installments of $125,887, which were paid on February 21, 2019 and March 5, 2019. All claims that the parties have or may have against each other were released in terms of the agreement.

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

	HIGH	LOW

Fiscal year 2019
First quarter	$0.10	$0.06

Fiscal Year 2018
First quarter	$0.07	$0.05
Second quarter	$0.09	$0.05
Third quarter	$0.09	$0.06
Fourth quarter	$0.10	$0.07

Fiscal Year 2017
First quarter	$0.08	$0.02
Second quarter	$0.06	$0.03
Third quarter	$0.09	$0.05
Fourth quarter	$0.09	$0.05

Quotations on the OTCBB reflect bid and ask quotations, may reflect interdealer prices, without retail markup, markdown or commission and may not represent actual transactions.

(b)	Holders

The number of record holders of the Company’s common stock as of April 12, 2019 is 148.

(c)	Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2018, there were 10,000,000 common securities authorized for issuance under the Company’s 2013 Stock Option Plan (which was previously approved by security holders) of which there were 480,000 options outstanding as of December 31, 2018.

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

 The following is a summary of the securities transactions during the year ended December 31, 2018:

On January 1, 2018, the Company recorded an issuance of 80,000 common shares upon the amendment of a Senior Secured Convertible note. The shares were valued at $4,800 or $0.08 per share.

On March 9, 2018, the Company entered into a Securities Purchase Agreement with an investor whereby the Company borrowed $150,000 in exchange for a convertible promissory note of $153,000 in terms of an unsecured convertible promissory note with a maturity date of December 30, 2018. The note bore interest at the rate of 12% per annum. The outstanding principal amount of the Note was convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that was 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the average lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion. During September 2018, the Company prepaid the aggregate principal outstanding of $153,000 together with interest thereon and penalty interest, was settled for gross proceeds of $210,800.

On March 29, 2018, the Company entered into a Securities Purchase Agreement with an investor whereby the Company borrowed $150,000 in exchange for a convertible promissory note of $165,000 in terms of an unsecured convertible promissory note with a maturity date of December 1, 2018. The note bears interest at a rate of 8.5% per annum. The note is convertible upon a repayment default, at the lower of 60% of the lowest traded price over the preceding 30 day trading period prior to the issuance of this note or 60% of the lowest traded price 30 days prior to the conversion date. The term of the note was extended to July 25, 2019 providing no further events of default under the note occur.

The Company issued the note holder 165,000 shares of common stock valued at $11,550 as a commitment fee and a warrant exercisable for 5,500,000 shares of common stock at an exercise price of $0.10 per share.

On April 17, 2018, the Company entered into a Securities Purchase Agreement with an investor whereby the Company borrowed $550,000 in exchange for a convertible promissory note of $605,000 in terms of an unsecured convertible promissory note with a maturity date of December 1, 2018. The note bears interest at a rate of 8.5% per annum. The note is convertible upon a repayment default, at the lower of 60% of the lowest traded price over the preceding 30 day trading period prior to the issuance of this note or 60% of the lowest traded price 30 days prior to the conversion date. The term of the note was extended to July 25, 2019 providing no further events of default under the note occur.

The Company issued the note holder 605,000 shares of common stock valued at $42,350 as a commitment fee and a warrant exercisable for 10,083,333 shares of common stock at an exercise price of $0.10 per share.

On July 31, 2018, the Company, entered into a Securities Purchase Agreement with an investor pursuant to which the Company borrowed $150,000 in exchange for a Convertible Promissory Note in the aggregate principal amount of $153,000. The Note has a maturity date of May 15, 2019 and bears interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion.

On September 10, 2018, the Company, entered into a Securities Purchase Agreement with an investor pursuant to which the Company borrowed $130,000 in exchange for a Convertible Promissory Note in the aggregate principal amount of $133,000. The Note has a maturity date of September 10, 2019 and bears interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion.

On November 5, 2018, the Company entered into a Securities Purchase Agreement with an investor whereby the Company borrowed $100,000 in exchange for a convertible promissory note of $111,111 with a maturity date of November 30, 2018. The note bore interest at a rate of 8% per annum. The note was convertible upon a repayment default, at the lower of 60% of the lowest traded price over the preceding 30 day trading period prior to the issuance of this note or 60% of the lowest traded price 30 days prior to the conversion date. The note was repaid on November 30, 2018.

The Company issued the note holder 111,111 shares of common stock valued at $8.889 as a commitment fee.

Between May 5, 2018 and December 4, 2018, the Company entered into Securities Purchase Agreements with 14 investors whereby the Company borrowed $2,505,000 in exchange for Convertible Promissory Notes with maturity dates of one year from the date of issuance. The Notes bear interest at the rate of 6% per annum. The Notes are convertible into the Company’s common stock at a conversion price of $0.08 per share. The investors were issued Warrants to purchase up to a total of 31,312,500 shares of the Company’s common stock at an exercise price of $0.12 per share the. Both the conversion price under the Notes and the exercise price under the Warrants are subject to standard anti-dilution adjustment mechanisms. The Notes mature one year from date of issuance.

On December 14, 2018, the Company entered into a Release and Settlement agreement with a former employee whereby the Company issued 100,000 shares of common stock to the employee valued at $8,000.

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

Special Note Regarding Forward-Looking Statements

Many of the matters discussed within this Annual Report on Form 10-K (“Annual Report”) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include the risks noted under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere. We do not undertake any obligation to update any forward looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Ethema,” refer to Ethema Health Corporation and its subsidiaries.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the year ended December 31, 2018.

Results of operations for the year ended December 31, 2018 and the year ended December 31, 2017.

The company sold its Greenestone Muskoka Treatment Center effective February 17, 2017, simultaneously with the purchase of the assets and real estate of an addiction treatment center in Delray Beach, Florida. The disposal of the Greenestone Muskoka Treatment Center has been reflected as a discontinued operation in the financial statements as of December 31, 2017 and the results of operations and cash flows for the years ended December 31, 2017.

Revenue

Revenue was $432,515 and $929,416 for the years ended December 31, 2018 and 2017, respectively, a decrease of $469,901 or 53.5%.

Revenue from patient treatment was $101,514 and $637,833 for the years ended December 31, 2018 and 2017, respectively, a decrease of $536,319 or 84.1%. The decrease is primarily due to the relocation of the Company’s treatment operations to a significantly larger West Palm Beach facility from the Delray Beach facility during the current year and delays in attracting new patients to our new facility; and an adjustment to the doubtful accounts provision based on current collection experience. The Company is actively building up its customer contact base to increase patient revenues.

Revenue from rental income was $331,001 and $291,583 for the years ended December 31, 2018 and 2017, respectively, an increase of $39,418 or 13.5%. The increase is due to the rental being for a full twelve months during the current year and only 10.5 months in the prior year. The rental is also affected by average exchange rates of the Canadian Dollar to the US Dollar. The Canadian Dollar has weakened from $0.7867 during 2017 to 0.7574 during 2018, a decrease of 3.7%.

Operating Expenses

Operating expenses was $3,316,833 and $2,382,573 for the years ended December 31, 2018 and 2017, respectively, an increase of $934,260 or 39.2%. The increase in operating expenses is attributable to:

●	General and administrative expenses of $664,784 and $473,201 for the years ended December 31, 2018 and 2017, respectively, an increase of $191,583 or 40.5%, primarily due to the increase in operating expenses in running the significantly larger ARIA facility in West Palm Beach as compared to the Delray Beach facility in the prior year..

●	Rent expense was $731,818 and $0 for the years ended December 31, 2018 and 2017, an increase of 100%. This was due to the Company converting the option to purchase the property located at 5400 East Avenue, West Palm Beach, Florida, in which the treatment center is located into an operating lease during May 2018. The Company has an option to acquire the property.

●	Management fees of $182,430 and $289,125 for the years ended December 31, 2018 and 2017, respectively, decreased by $106,695 or 36.9%, primarily due to a reduction in fees charged by our CEO to facilitate cash flow in the operations.

●	Professional fees of $510,722 and $626,548 for the years ended December 31, 2018 and 2017, respectively, decreased by $115,826 or 18.5%, primarily due to prior year legal fees related to the Corporate restructure, the disposal of GreeneStone Muskoka’s business, the acquisition of Seastone of Delray and the acquisition of CCH. The level of corporate activity was also higher than normal during the current year due to the relocation to the West Palm Beach facility.

●	Salaries and wages of $953,434 and $770,076 for the years ended December 31, 2018 and 2017, respectively, increased by $183,358 or 22.4%, primarily due to additional staff required to operate the significantly larger West Palm Beach facility and the operation of the business for 12 months during the current year as opposed to 10.5 months in the prior year.

●	Depreciation was $273,646 and $223,623 for the years ended December 31, 2018 and 2017, respectively, an increase of $50,023 or 22.4%. Depreciation consists primarily of depreciation on property, plant and equipment related to the acquisition of the assets of Seastone of Delray and the acquisition of CCH, which owns the buildings in which Canadian Addiction Residential Treatment, now operates. Depreciation was recorded for 10.5 months in the prior year and 12 months in the current year.

Operating loss

The operating loss was $2,884,317 and $1,453,157 for the years ended December 31, 2018 and 2017, respectively, an increase of $1,431,159 or 98.5%. The increase is attributable to the decrease in revenue and the increase in rent and other operating expenses discussed above.

Other income

Other income of $6,009 and $475,487 for the years ended December 31, 2018 and 2017, respectively, a decrease of $469,478 or 98.7%. Other income in the prior period consisted of the reversal of a provision raised against a receivable on the disposal of the Endoscopy Clinic amounting to $472,368, the receivable was assigned to Leon Developments as part of the purchase consideration paid on the acquisition of CCH.

Other expense

Other expense of $8,000 and $5,093,954 for the years ended December 31, 2018 and 2017, a decrease of $5,085,954 or 99.8%. Other expense in the current period represents the settlement of a previous employee claim in the current year. Other expense in the prior year represents; (i) $5,074,689 of the excess of the purchase price paid over the carrying value of the assets of CCH. This expenditure was classified as compensation expense to our CEO who owns 100% of Leon Developments, the counterparty to the purchase of the CCH Subsidiary; (ii) $19,265 represents the loss realized on disposing of a portion of the mortgage owned by the Company in CCH, at a discount to face value.

Interest income

Interest income of $5,334 and $32,074 for the years ended December 31, 2018 and 2017, respectively, a decrease of $26,740 or 83.4%. The interest earned in the prior year consisted of the receivable from the sale of our Endoscopy.

Interest expense

Interest expense of $696,544 and $367,547 for the years ended December 31, 2018 and 2017, respectively, an increase of $329,397 or 89.6% was primarily due to; (i) mortgages assumed in the prior year for a period of 10.5 months as opposed to 12 months in the current year, (ii) the increase in convertible note funding during the current year of a net $3,337,889 primarily for working capital purposes and deposits paid on the West Palm Beach real estate.

Debt discount

Debt discount was $4,504,007 and $668,916 for the year ended December 31, 2018 and 2017, respectively, an increase of $3,853,091 or 573.3%. The charge during the current period represents the amortization of the value of the warrants issued over the terms of the convertible loan agreements entered into during 2018 and 2017 and the amortization of the fair value of the beneficial conversion feature of the convertible notes issued to note holders during 2018 and 2017. The fair value of the warrants and the beneficial conversion features are amortized over a six to twelve month period, the term of the underlying convertible securities.

Derivative liability movement

The derivative liability movement during the current year represents the mark to market movements of variably priced convertible notes and warrants issued during the current and prior years. These securities are marked to market on a quarterly basis and the resultant gain or loss is recorded as a derivative liability movement in the consolidated statement of operations.

Foreign exchange movements

Foreign exchange movements of $428,053 and $(81,031) for the years ended December 31, 2018 and 2017, represents the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net income from discontinued operations

The net income from discontinued operations of $0 and $6,821,889 for the years ended December 31, 2018 and 2017, respectively, a decrease of 100%:

The prior year income is primarily made up as follows:

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

Taxation

Taxation of $102,232 and $0 for the years ended December 31, 2018 and 2107, respectively, an increase of 100%. Taxation expense is the estimated foreign tax liability on our Canadian operations during the current year.

Net loss

Net loss of $(8,178,643) and $(1,368,487) for the years ended December 31, 2018 and 2017, respectively, an increase of $6,810,156 or 497.6%, is primarily due to the increase in operating expenses in the current year, the increase in interest expense and debt discount over the prior year offset by the derivative liability movement and the foreign exchange gain in the current year. The prior year included a gain on discontinued operations of $6,821,899 made up of the profit on sale of the Canadian Rehab clinic of $7,494,828, the reversal of the provision raised against the loan on sale of the Endoscopy clinic of $472,368, offset by the compensation charge of $5,074,689 relating to the acquisition of CCH.

Contingency related to outstanding payroll tax liabilities

The Company has also not filed certain foreign assets forms due to the US Federal Government. A provision of $250,000 was made for any potential penalties due This issue is being addressed by our tax advisors.

Liquidity and Capital Resources

Cash used in operating activities from continuing operations of $1,463,544 and $4,218,271 for the years ended December 31, 2018 and 2017, respectively decreased by $2,754,727 or 65.3%. The decrease is primarily due to the following:

·	the movement in non-cash items decreased by $1,978,602, primarily made up of;
○	the movement in non-cash compensation on acquisition of subsidiary of $5,074,689;
○	offset by the increase in the amortization of debt discount of $3,835,091 due to the increase in warrants and convertible notes issued during the current year;
○	the decrease in derivative liability movements of $610,793 related to mark to market of variably priced convertible notes and warrants;
○	the increase in the movement on the receivables reserve of $520,092 during the current year.

·	The movement in working capital items of $4,721,596, primarily made up of;
○	the movement in taxes payable of $2,245,547, in the prior year certain long outstanding tax liabilities were settled;
○	a decrease in the movement in the accounts receivable balances of $754,854 due to lower activity whilst the business was relocated from Delray Beach to West Palm Beach.
○	an increase in the movement in payables balances of $1,146,626 due to the increase in the size of the operation, the payable relating to leasehold improvements of $251,774 and the management of cash flow during the current year;
○	an increase in the movement on accrued purchase consideration of $541,489 as certain escrow deposits were released during the year.

Cash used in investing activities from continuing operations of $1,432,110 and $5,145,360 for the years ended December 31, 2018 and 2017, respectively, a decrease of $3,713,250 or 72.2%. In the prior year the Company acquired the business of Seastone for $2,960,000 and made deposits on real estate of $1,748,988, in the current year the deposits on real estate was $1,111,993, a decrease in movement over the prior year of $636,995. Capital expenditure was $320,117 in the current year, primarily due to the leasehold improvements to the Delray facility. Capital expenditure in the prior year of $436,372 was predominantly for improvements made to the Muskoka property currently leased to a third party.

Cash generated from investing activities from discontinued operations in the prior year was $6,497,400, this was due to the proceeds realized on the sale of the treatment center in Canada in the prior year.

Cash generated by financing activities was $3,360,764 and $3,299,299, an increase of $61,465 or 1.9%. The Company raised $4,035,000 from convertible notes during the current year to fund operations and the additional deposits made on the real estate. Certain convertible notes amounting to $697,111 were repaid during the current year. In the prior year, the mortgage for our Canadian property was refinanced resulting in a net increase in mortgage funding of $1,342,459, in addition the Company raised an additional $1,897,500 in convertible notes and repaid $388,458 of the existing convertible notes.

Over the next twelve months we estimate that the company will require approximately $2.5 million in working capital as it continues to develop its West Palm Beach facility and it is also exploring several other treatment center options and sources of patients throughout the country. The company may have to raise equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as medium. The company has recently sold its real property located at 801 Andrews Avenue, the proceeds of $3,500,000 will be utilized to settle the outstanding mortgage liability on the property upon closing with the remaining balance of approximately $500,000 being utilized to settle outstanding liabilities and for working capital purposes.

Subsequent to December 31, 2018, the Company entered into the following financing transactions:

·	On January 9, 2019, the Company, entered into a Securities Purchase Agreement with Power Up Lending Group Ltd.(“Power Up”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $53,000 for net proceeds of $50,000 after expenses. The Note has a maturity date of October 30, 2019 and bears interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion.

·	On January 17, 2019, the Company, entered into a Securities Purchase Agreement with Leonite Capital, LLC, pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $71,111 for net proceeds of $64,000 after an original issue discount (“OID”) of $7,111. The Note has a maturity date of January 31, 2019 and bears interest at the rate of one percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to the lower of $0.06 or 80% of the price per share of any subsequent financings. In conjunction with the note the Company issued a five year warrant exercisable for 1,185,183 shares of common stock at an exercise price of $0.09 per share. This convertible note was repaid on January 31, 2019.

·	On January 28, 2019, the Company, entered into a Securities Purchase Agreement with Power Up, pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $138,000 for net proceeds of $135,000 after expenses. The Note has a maturity date of November 15, 2019 and bears interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion.

·	On January 28, 2019, the Company repaid the Power Up convertible note entered into on July 31, 2018, of $153,000 together with interest and early settlement penalty thereon for gross proceeds of $207,679.

·	Between January 28, 2019 and March 13, 2019, the Company closed several tranches of Series N Convertible notes in which it raised $844,252 in principal from 3 accredited investors through the issuance to the investors of the Company’s Series N convertible notes, in the total original principal amount of $844,252, which Notes are convertible into the Company’s common stock at a conversion price of $0.08 per share together with three year warrants to purchase up to a total of 10,553,150 shares of the Company’s common stock at an exercise price of $0.12 per share. Both the conversion price under the Notes and the exercise price under the warrants are subject to standard adjustment mechanisms. The notes mature one year from the date of issuance.

·	On March 5, 2019, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $200,000, for net proceeds of $192,000 after the payment of legal fees and origination fees amounting to $8,000. The note has a maturity date of December 9, 2019. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser 180 days after the issued date into shares of the Company’s common stock at the lower of $0.08 per share or 65% of the lowest trade price during the ten consecutive trading days immediately prior to conversion. The note has certain buyback terms if the Company consummates a registered or unregistered primary offering of securities for capital raising purposes, or an option to convert at a 20% discount to the offering price to investors.

·	On March 6, 2019, the Company, entered into a Securities Purchase Agreement with Power Up, pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $128,000. The Note has a maturity date of January 30, 2020 and bears interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion.

·	On March 11, 2019, the Company repaid the Power Up convertible note entered into on September 10, 2018, of $133,000 together with interest and early settlement penalty thereon for gross proceeds of $180,062..

·	On April 2, 2019, the Company entered into a Commercial Contract whereby the real property at 801 Andrews Avenue, Delray Beach, Florida, consisting of land and condominiums thereon, was sold to JAGGM, LLC for $3,500,000. This transaction is expected to close on April 26, 2019.

Item 8. Financial Statements and Supplementary Data.

ETHEMA HEALTH CORPORATION

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US$ unless otherwise indicated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ethema Health Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ethema Health Corporation (the “Company”) at December 31, 2018 and December 31, 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 6 to the consolidated financial statements, the Company had accumulated deficit of approximately $30.5 million and negative working capital of approximately $13.2 million at December 31, 2018, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Daszkal Bolton LLP

We have served as the Company’s auditor since 2018.

Fort Lauderdale, Florida
April 16, 2019

ETHEMA HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

Current assets
Cash	$24,674	$339
Accounts receivable	202,654	218,858
Prepaid expenses	147,870	99,342
Related party Receivables	32,650	16,080
Total current assets	407,848	334,619
Non-current assets
Deposit on real Estate	2,940,546	1,825,000
Due on sale of subsidiary	372,366	954,951
Property, plant and equipment	8,948,349	9,153,858
Total non-current assets	12,261,261	11,933,809
Total assets	$12,669,109	$12,268,428

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$—	$28,927
Accounts payable and accrued liabilities	1,092,882	372,244
Taxes payable	775,392	689,240
Convertible loans, net of discounts	4,403,473	160,453
Loans payable	172,276	152,402
Derivative liability	4,618,080	2,859,832
Related party payables	2,615,613	2,597,080
Total current liabilities	13,677,716	6,860,178
Non-current liabilities
Loan payable	6,707,346	7,183,892
Total liabilities	20,385,062	14,044,070

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 3,000,000 authorized, nil outstanding as at December 31, 2018 and 2017.	—	—
Preferred Stock - Series B; $0.01 par value, 10,000,000 authorized, nil outstanding as at December 31, 2018 and 2017.	—	—
Common stock; $0.01 par value, 500,000,000 shares authorized; 124,300,341 and 123,239,230 shares issued and outstanding as at December 31, 2018 and 2017, respectively.	1,243,004	1,232,393
Additional paid-in capital	20,939,676	18,545,913
Accumulated other comprehensive income	630,411	796,453
Accumulated deficit	(30,529,044)	(22,350,401)
Total stockholders’ deficit	(7,715,953)	(1,775,642)
Total liabilities and stockholders’ deficit	$12,669,109	$12,268,428

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENISIVE LOSS

	Year ended December 31, 2018	Year ended December 31, 2017

Revenues	$432,515	$929,416

Operating expenses
General and administrative	664,782	473,201
Rental expense	731,818	—
Management fees	182,430	289,125
Professional fees	510,722	626,548
Salaries and wages	953,434	770,076
Depreciation and amortization	273,646	223,623
Total operating expenses	3,316,832	2,382,573

Operating loss	(2,884,317)	(1,453,157)

Other Income (expense)
Other income	6,009	475,487
Other expense	(8,000)	(5,093,954)
Interest income	5,334	32,074
Interest expense	(696,944)	(367,547)
Debt discount	(4,504,007)	(668,916)
Derivative liability movement	(422,539)	(1,033,332)
Foreign exchange movements	428,053	(81,031)
Net loss before taxation from continuing operations	(8,076,411)	(8,190,376)
Taxation	(102,232)	—
Net loss from continuing operations	(8,178,643)	(8,190,376)
Operating income from discontinued operations, net of tax	—	6,821,889
Net income from discontinued operations, net of tax	—	6,821,889
Net loss	(8,178,643)	(1,368,487)
Accumulated other comprehensive loss
Foreign currency translation adjustment	(166,042)	(11,110)

Total comprehensive loss	$(8,344,685)	$(1,379,597)

Basic loss per common share from continuing operations	$(0.07)	$(0.08)
Basic income per share from discontinued operations	$—	$0.06
Basic loss per common share	$(0.07)	$(0.02)
Diluted loss per common share from continuing operations	$(0.07)	$(0.06)
Diluted income per share from discontinued operations	$—	$0.05
Diluted loss per common share	$(0.07)	$(0.01)
Weighted average common shares outstanding - Basic	123,852,105	107,352,184
Weighted average common shares outstanding - Diluted	123,852,105	148,801,780

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Series B		Common		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Comprehensive Income	Accumulated Deficit	Total

Balance as of January 1, 2017	—	$—	48,738,855	$487,389	$16,509,906	$807,563	$(20,981,914)	$(3,177,056)

Shares issued to acquire subsidiary	—	—	60,000,000	600,000	1,584,000	—	—	2,184,000
Conversion of debt to equity	—	—	12,500,375	125,004	250,007			375,011
Fair value of warrants issued	—	—	—	—	71,000	—	—	71,000
Shares issued for services	—	—	100,000	1,000	3,000	—	—	4,000
Shares issued for commitment fee	—	—	1,900,000	19,000	128,000			147,000
Foreign currency translation	—	—	—	—	—	(11,110)	—	(11,110)
Net income	—	—	—	—	—	—	(1,368,487)	(1,368,487)
Balance as of December 31, 2017	—	$—	123,239,230	$1,232,393	$18,545,913	$796,453	$(22,350,401)	$(1,775,642)

Fair value of warrants issued	—	—	—	—	2,328,785	—	—	2,328,785
Shares issued for commitment fees	—	—	961,111	9,611	57,978	—	—	67,589
Shares based compensation	—	—	100,000	1,000	7,000			8,000
Foreign currency translation	—	—	—	—	—	(166,042)	—	(166,042)
Net loss	—	—	—	—	—	—	(8,178,643)	(8,178,643)
Balance as of December 31, 2018	—	$—	124,300,341	$1,243,004	$20,939,676	$630,411	$(30,529,044)	$(7,715,953)

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31, 2018	Year ended December 31, 2017
Operating activities
Net loss	$(8,178,643)	$(1,368,487)
Net income from discontinued operations	$—	$(6,821,889)
Net loss from continuing operations	$(8,178,643)	$(8,190,376)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	273,646	223,623
Non-cash compensation expense on acquisition of subsidiary	—	5,074,689
Non-cash interest accrual	—	(32,074)
Non-cash compensation for services	8,000	151,000
Gain on sale of mortgage	—	19,583
Amortization of debt discount	4,504,007	668,916
Derivative liability movements	422,539	1,033,332
Provision against receivable on sale of subsidiary	—	(472,368)
Movement in bad debt reserve	(520,092)	—
Changes in operating assets and liabilities
Accounts receivable	536,296	(218,558)
Prepaid expenses	(52,095)	(85,176)
Escrow receivable	541,489	—
Accounts payable and accrued liabilities	913,995	(232,629)
Taxes payable	87,314	(2,158,233)
Net cash used in operating activities - continuing operations	(1,463,544)	(4,218,271)
Net cash used in operating activities - discontinued operations	—	(426,398)
	(1,463,544)	(4,644,669)
Investing activities
Investments in business purchased	—	(2,960,000)
Deposit on property	(1,111,993)	(1,748,988)
Purchase of fixed assets	(320,117)	(436,372)
Net cash used in investing activities - continuing operations	(1,432,110)	(5,145,360)
Net cash provided by investing activities - discontinued operations	—	6,497,400
	(1,432,110)	1,352,040

Financing activities
Decrease in bank overdraft	(28,824)	(28,718)
Proceeds from mortgage sold	—	110,294
Proceeds from mortgage	—	4,391,452
Repayment of mortgage	(123,142)	(3,048,995)
Proceeds from convertible notes	4,035,000	1,897,500
Repayment of convertible notes	(697,111)	(388,458)
Proceeds from related party notes	174,841	366,222
Net cash provided by financing activities	3,360,764	3,299,298

Effect of exchange rate on cash	(440,775)	(11,110)

Net change in cash	24,335	(4,440)
Beginning cash balance	339	4,779
Ending cash balance	$24,674	$339

Supplemental cash flow information
Cash paid for interest	$551,605	$253,256
Cash paid for income taxes	$—	$—

Non cash investing and financing activities
Common shares issued to acquire subsidiary	$—	$2,184,000
Conversion of debt to equity	$—	$375,011
Fair value of warrants issued	$2,328,785	$71,000
Assumption of mortgage liabilities on acquisition of subsidiary	$—	$3,145,549

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business

Ethema Health Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective April 4, 2017, the Company changed its name to Ethema Health Corporation and prior to that, on May 2012, the Company had changed its name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation. As of December 31, 2017, the Company owned 100% of the outstanding shares of GreeneStone Clinic Muskoka Inc., incorporated in 2010 under the laws of the Province of Ontario, Canada; Cranberry Cove Holdings Ltd., incorporated on January 9, 2004 under the laws of the Province of Ontario, Canada; Addiction Recovery Institute of America (“ARIA”) (formerly Seastone Delray Healthcare, LLC), incorporated on May 17, 2016 under the laws of Florida, USA; and Delray Andrews RE, LLC, incorporated on May 17, 2016 under the laws of Florida, USA.

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

The Asset Purchase Agreement and Lease

Under the APA, the assets of the Canadian Rehab Clinic were sold by the Company, through its subsidiary, GreeneStone Clinic Muskoka Inc. (“Muskoka”), to Canadian Addiction Residential Treatment LP (the “Purchaser”), for a total consideration of CDN$10,000,000, plus an additional payment of up to CDN$3,000,000 as a performance payment to be received in 2019 if certain clinic performance metrics are met. The Purchaser completed the sale with cash proceeds to the Company of CDN$10,000,000, of which CDN$1,500,000 was to remain in escrow for up to two years to cover indemnities given by the Company. The proceeds of the Muskoka clinic asset sale were used to pay down certain tax debts and operational costs of the Company and to fund the Florida Purchase, mentioned below.

Through the APA, substantially all of the assets of the Canadian Rehab Clinic were sold, leaving Ethema with only the underlying clinic real estate, which the Company, through its newly acquired subsidiary, CCH, concurrently leased to the Purchaser. The Lease is a triple net lease and provides for a five (5) year primary term with three (3) five-year renewal options, annual base rent for the first year at CDN$420,000 with annual increases, an option to tenant to purchase the leased premises and certain first refusal rights.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies

Financial Reporting

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“USGAAP”).

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

a)	Use of Estimates

The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

b)	Principals of consolidation and foreign currency translation

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions and balances have been eliminated on consolidation.

Certain of the Company’s subsidiaries functional currency is the Canadian dollar, while the Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into US dollars in accordance with ASC 830, “Foreign Currency Translation” as follows:

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

The relevant translation rates are as follows: For the year ended December 31, 2018 a closing rate of CDN$1.0000 equals US$0.7330 and an average exchange rate of CDN$1.0000 equals US$0.7574. For the year ended December 31, 2017 a closing rate of CAD$1.0000 equals US$0.7971 and an average exchange rate of CAD$1.0000 equals US$0.7867.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

c)	Revenue Recognition

ASU 2014-09 requires companies to exercise more judgment and recognize revenue using a five-step process. The Company adopted ASU 2014-09 using the modified retrospective method for all contracts effective January 1, 2018 [and is using a portfolio approach to group contracts with similar characteristics and analyze historical cash collections trends]. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. Prior periods have not been adjusted. No cumulative-effect adjustment in retained earnings was recorded as the adoption of ASU 2014-09 did not significantly impact the Company’s reported historical revenue.

As a result of certain changes required by ASU 2014-09, the majority of the Company’s provision for doubtful accounts are recorded as a direct reduction to revenue instead of being presented as a separate line item on the consolidated statements of operations. The adoption of ASU 2014-09 has no impact on the Company’s accounts receivable as it was historically recorded net of allowance for doubtful accounts and contractual adjustments, and the Company has eliminated the presentation of allowance for doubtful accounts on the consolidated balance sheets.

As our performance obligations relate to contracts with a duration of one year or less, the Company elected the optional exemption in ASC 606-10-50-14(a). Therefore, the Company is not required to disclose the transaction price for the remaining performance obligations at the end of the reporting period or when the Company expects to recognize the revenue. The Company has minimal unsatisfied performance obligations at the end of the reporting period as our patients typically are under no obligation to remain admitted in our facilities.

The Company receives payments from the following sources for services rendered in our U.S. Facility: (i) commercial insurers; and (ii) individual patients and clients. As the period between the time of service and time of payment is typically one year or less, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.

The Company derives a significant portion of its revenue from other payors that receive discounts from established billing rates. The various managed care contracts under which these discounts must be calculated are complex, subject to interpretation and adjustment, and may include multiple reimbursement mechanisms for different types of services provided in the Company’s inpatient facilities and cost settlement provisions. Management estimates the transaction price on a payor-specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management.

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s cost report receivables were $202,654 and $218,858 for the years ended December 31, 2018 and 2017, respectively, and were included in other current assets in the consolidated balance sheets. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements resulted in a decrease in revenues of $262,353 and $388,018 for the years ended December 31, 2018 and 2017, respectively.

The Company has analyzed its revenue transaction pursuant to ASC 606, Revenue, and it has no material impact as a result of the transition from ASC 605 to 606. The Company’s revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company derives its revenues from the sale of its services, as defined below. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its revenue transactions:

i.	identify the contract with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price;

iv.	allocate the transaction price to performance obligations in the contract; and

v.	recognize revenue as the performance obligation is satisfied.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

f)	Cash and cash equivalents

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

i)	Financial instruments (continued)

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

·	Level 1. Observable inputs such as quoted prices in active markets;
·	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
·	Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

l)	Net income (loss) per Share

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

Stock based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2018 and 2017 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have minimal awards with performance conditions and no awards dependent on market conditions.

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

In May 2014, FASB issued Accounting Standards Update (“ASU”) No.2014-09, “Revenue from Contracts with Customers (Topic 606). In August 2015, FASB issued ASU 2015-14 delaying the effective implementation date of ASU 2014-09 to fiscal years beginning after December 15, 2017.

This ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The Company adopted ASC 606 and analyzed its revenue transaction pursuant to ASC 606, Revenue, and it has no material impact as a result of the transition from ASC 605 to 606. The Company’s revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company derives its revenues from the sale of its services.

In February 2016, FASB issued ASU, No. 2016-02, Leases (Topic 842) (ASC 842)

The amendments in this update establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted.

A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, including a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, an update which provides another transition method, the prospective transition method, which allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt the new standard on January 1, 2019 using the prospective transition method. In preparation for adoption of the standard.

The Company has identified all leases and reviewed the leases to determine the impact of ASC 842 on its consolidated financial statements. The Company has elected to apply all of the practical expedients to its leases, which include not reassessing (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases, and (4) not separating the components of leases into lease and non-lease components. Based on the Company’s assessment, the Company has concluded that the adoption of the new standard will result in the recording of a right-of-use asset and a lease liability on the consolidated balance sheet on January 1, 2019. While substantially complete, the Company is still in the process of finalizing its evaluation of the effect of ASC 842 on its financial statements and disclosures. The adoption of ASU 2016-02, as amended, is expected to result in the recognition of right of use assets and associated obligations on its consolidated balance sheets.

In February 2018, the FASB issued ASU 2018-2, Income Statement- Reporting Comprehensive Income (Topic 220), Reclassification of certain tax effects from accumulated other comprehensive income.

The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects.

The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

The Company early adopted this ASU, which was applied retrospectively to the consolidated financial statements and resulted in a reduction in the tax effect of net operating losses carried forward.

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

The amendment clarifies that when the fair value option is elected for a financial liability, the guidance in paragraph 825-10-45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging—Embedded Derivatives, or 825-10, Financial Instruments—Overall.

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

The amendment clarifies that the prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services—Insurance, should apply a prospective transition method for Correction or Improvement Summary of Amendments when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected.

The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01.

The amendments in this update are not expected to have a material impact on the consolidated financial statements.

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

The impact of this ASU on the consolidated financial statements is not expected to be material.

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

Additions

The following disclosure requirements were added to Topic 820:

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

In addition, the amendments clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements.

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

The impact of this ASU on the consolidated financial statements is not expected to be material.

p)	Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

r)	Financial instruments Risks

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, December 31, 2018 and 2017.

i.	Credit risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Financial instruments that subject the Company to credit risk consist primarily of accounts receivable.

Credit risk associated with accounts receivable of ARIA is mitigated as only a percentage of the revenue billed to health insurance companies is recognized as income until such time as the actual funds are collected. The revenue is concentrated amongst several health insurance companies located in the US.

In the opinion of management, credit risk with respect to accounts receivable is assessed as low.

ii.	Liquidity risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $13,269,867 accumulated deficit of $30,529,044. The Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to minimal interest rate risk as there is no overdraft indebtedness as of December 31, 2018. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as it has subsidiaries that operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at December 31, 2018, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $23,700 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

r)	Financial instruments Risks (continued)

iii.	Market risk (continued)

c.	Other price risk

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

3.	Disposal of business

In the prior year, on February 14, 2017, in terms of the details outlined in note 1 above, the Company disposed of the business and certain assets of its Canadian Rehab Clinic for gross proceeds of CDN$10,000,000. A total of CDN$1,500,000 of the gross proceeds was being held in escrow. There is an earnout payment of up to CDN$3,000,000 to be received in 2019, if certain clinic performance metrics are met.

The proceeds realized from the sale of the Canadian Rehab Clinic were used to settle outstanding tax liabilities, refer note 11 below, and to acquire the business of Addiction Recovery Institute of America, LLC (formerly Seastone of Delray) (“ARIA”), refer note 5 below.

The proceeds realized on disposal have been allocated as follows:

Year ended December 31, 2017

Proceeds on disposal	$7,644,000

Assets sold:
Accounts receivable	113,896
Plant and equipment	109,075
222,971
Liabilities assumed by purchaser
Deferred revenue	(73,799)
Net assets and liabilities sold	149,172

Net profit realized on disposal	$7,494,828

4.	Acquisition of subsidiary

In the prior year, on February 14, 2017, the Company acquired 100% of the equity of CCH, from Leon Developments, a company wholly owned by our CEO. The total consideration paid by the Company was CDN$3,517,062, including the assumption of certain liabilities of CCH, which was funded by the assignment to Leon Developments of certain indebtedness owing to the Company in the amount of CDN$659, 918 (US$504,442) on the disposal of a subsidiary, 1816191 Ontario, which principal amount had previously been fully provided for during 2015; and the issuance of 60,000,000 shares of the Company’s common stock at US$0.0364 per share for proceeds of $2,184,000.

The transaction was accounted for under ASC 805-50 Transactions between entities under common control, and the assets and liabilities were transferred at their carrying amounts at the date of the transaction.

 ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisition of subsidiary (continued)

The allocation of the purchase price is as follows:

Year ended December 31, 2017
Purchase price paid:
Common shares issued to Seller	$2,184,000
Receivable assumed by the Seller	504,442
2,688,442
Allocated as follows:

Assets transferred:
Property	2,942,585
Receivable from Ethema Health Corporation	299,743
3,242,328
Liabilities assumed:
Accounts payable and other accruals	158,093
Related party payable to Leon Developments	2,057,392
Mortgage liability owing to Ethema Health Corporation	267,540
Mortgage liability	3,145,550
5,628,575
Net liabilities assumed	(2,386,247)

Excess purchase consideration allocated to shareholders compensation	$5,074,689

5.	Acquisition of ARIA (formerly known as Seastone Delray)

In the prior year, on February 14, 2017, the Company, utilized a portion of the proceeds realized on the sale of the Canadian Rehab Clinic to acquire certain assets of ARIA.

The Company obtained its own license to run a rehabilitation Clinic in Florida in December 2016 and began operations, through its wholly owned subsidiary, ARIA, effective January 2017.

The assets acquired were as follows:

Amount

Purchase price paid:
Cash paid to seller	$2,960,000
Deposits previously paid to seller	110,000
Mortgage liability funds	3,000,000
6,070,000
Assets acquired:
Property	5,990,000
Furniture and fixtures	80,000
$6,070,000

 ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	Going concern

The Company’s consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at December 31, 2018 the Company has a working capital deficiency of $(13,269,867) and accumulated deficit of $(30,529,044). Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan, and generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

These factors create substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities or other adjustments that may be necessary should the Company not be able to continue as a going concern.

7.	Discontinued operations

The Statement of operations for discontinued operations is as follows:

Year ended December 31,
2017

Revenues	$196,866

Operating expenses
Depreciation and amortization	4,196
General and administrative	116,671
Professional fees	32,818
Rent	106,495
Salaries and wages	201,723
Total operating expenses	461,903

Operating loss	(265,037)

Other Income (expense)
Other income	7,494,828
Interest expense	(1,021)
Foreign exchange movements	(135,190)
Net income before taxation	7,093,580
Taxation	(271,691)
Net income from discontinued operations	$6,821,889

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.	Deposit on real estate

On November 2, 2017, the Company entered into an Agreement to purchase from AREP 5400 East Avenue LLC certain buildings in West Palm Beach, Florida, totaling approximately 80,000 square feet, on which the present tenant operates a substance abuse treatment center. The purchase price of the Property is $20,530,000. The Company made a series of nonrefundable down payments totaling $2,940,546 and $1,825,000 as of December 31, 2018 and 2017.

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

9.	Due on sale of business

In the prior year, on February 14, 2017, the Company sold its Canadian Rehab Clinic for gross proceeds of CDN$10,000,000, of which CDN$1,500,000 had been retained in an escrow account for a period of up to two years in order to guarantee the warranties provided by the Company in terms of the APA. As of December 31, 2018, CDN$626,751 of the escrow had been refunded to the Company and CDN$365,268 had been used to affect building improvements to the premises owned by CCH, for a total reduction of CDN$992,019. The remaining escrow balance was CDN$507,981 as of December 31, 2018.

10.	Property, plant and equipment

Property, plant and equipment consists of the following:

	December 31, 2018			December 31, 2017
	Cost	Amortization and Impairment	Net book value	Net book value
Land	$2,911,530	$—	$2,911,530	$2,925,305
Property	6,193,681	(443,636)	5,750,045	6,156,506
Leasehold improvements	251,774	—	251,744	—
Furniture and fixtures	80,000	(45,000)	35,000	72,047
	$9,436,985	$(488,636)	$8,948,349	$9,153,858

Depreciation expense for the year ended December 31, 2018 and 2017 was $273,646 and $223,423,respectively.

11.	Taxes Payable

In the prior year, the Company settled the tax liabilities owing to the Canadian Revenue Authorities out of the proceeds of the disposal of the Canadian Rehab Clinic on February 14, 2017. The Company paid CDN$2,929,886 to settle outstanding payroll liabilities, CDN$441,598 to settle outstanding GST/HST liabilities and a further CDN$57,621  to settle other Canadian tax liabilities.

 ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	Taxes Payable (continued)

The remaining taxes payable consist of:

●	A payroll tax liability of $133,844 (CDN$182,589) in Greenestone Muskoka which has not been settled as yet.
●	A GST/HST tax payable of $33,757 (CDN$46,051).

●	The Company has assets and operates businesses in Canada and is required to disclose these operations to the US taxation authorities, the requisite disclosure has not been made. Management has reserved the maximum penalty due to the IRS in terms of non-disclosure. This noncompliance with US disclosure requirements is currently being addressed. An amount of $250,000 has been accrued for any potential exposure the Company may have.

	December 31, 2018	December 31, 2017

Payroll taxes	$133,843	$155,894
HST/GST payable	33,757	—
US penalties due	250,000	250,000
Income tax payable	357,792	283,346

	$775,392	$689,240

12.	Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity date	Principal	Interest	Debt Discount	December 31, 2018	December 31, 2017

Leonite Investments LLC	8.5%	July 25, 2019	$2,420,000	$74,180	$-	$2,494,180	$138,502

Power Up Lending Group Ltd	12.0%	August 15, 2018	-	-	-	-	21,951
	12.0%	December 30, 2018	-	-	-	-	-
	9.0%	May 15,2019	153,000	5,772	(64,177)	94,595	-
	9.0%	September 10, 2019	133,000	3,673	(92,189)	44,484	-

Series N convertible notes	6.0%	May 17, 2019 to December 4, 2019	2,505,000	54,330	(789,116)	1,770,214	-

						4,403,473	160,453

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	Short-term Convertible Notes (continued)

Leonite Capital, LLC

On December 1, 2017, the Company closed on a private offering to raise US $1,500,000 in capital. The Company issued one senior secured convertible promissory note with a principal amount of $1,650,000 to Leonite Capital, LLC (“Leonite”). The note is convertible into shares of common stock at a conversion price of $0.06 per share, subject to anti-dilution and price protection. The Note bears interest at the rate of 8.5% per annum. The Note’s amended maturity date was December 1, 2018. During the term of the Note the Company and the Subsidiaries will be obligated to make monthly payment of accrued and unpaid interest. The Note contains Company and Subsidiary representations and warranties, covenants, events of default, and registration rights. The Company paid a commitment fee of $132,000 settled through the issue of 1,650,000 shares of common stock and paid $20,000 towards the lenders legal fees. In conjunction with this note, the Company issued a five year warrant to purchase 27,500,000 shares of common stock at an exercise price or $0.10 per share, subject to anti-dilution and price protection.

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

On March 12, 2018, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $330,000, including an Original Issue Discount of $30,000, for net proceeds of $300,000. The note had a maturity date of March 19, 2018. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the purchaser following the issue date into shares of the Company’s common stock at a conversion price equal to $0.06 per share subject to anti-dilution and price protection. The Company paid a commitment fee of $19,800 settled through the issue of 330,000 shares of common stock. This note was repaid on the maturity date for gross proceeds of $330,000.

On March 29, 2018, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $165,000, including an Original Issue Discount of $15,000, for net proceeds of $150,000. The note had a maturity date of December 1, 2018 and bears interest at a rate of 8.5% per annum. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser following the issue date into shares of the Company’s common stock at a conversion price equal to $0.06 per share subject to anti-dilution and price protection. The Company paid a commitment fee of $11,550 settled through the issue of 165,000 shares of common stock. In conjunction with this note the Company issued a five year warrant to purchase 5,500,000 shares of common stock at an exercise price of $0.10 per share, subject to anti-dilution and price protection.

On April 17, 2018, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $605,000, including an Original Issue Discount of $55,000, for net proceeds of $550,000. The note had a maturity date of December 1, 2018 and bears interest at 8.5% per annum. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser following the issue date into shares of the Company’s common stock at a conversion price equal to $0.06 per share subject to price protection and anti-dilution protection. The Company paid a commitment fee of $42,350 settled through the issue of 10,083,333 shares of common stock. In conjunction with this note the Company issued a five year warrant to purchase 10,083,333 shares of common stock at an exercise price of $0.10 per share, subject to anti-dilution and price protection.

On November 5, 2018, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $111,111, including an Original Issue Discount of $11,111, for net proceeds of $100,000. The note had a maturity date of November 30, 2018 and bore interest at 1.0% per annum. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the purchaser following the issue date into shares of the Company’s common stock at a conversion price equal to $0.06 per share subject to price protection and anti-dilution protection. The Company paid a commitment fee of $8,889 settled through the issue of 111,111 shares of common stock. In conjunction with this note the Company issued a five year warrant to purchase 1,400,000 shares of common stock at an exercise price of $0.10 per share, subject to anti-dilution and price protection. This note was repaid on the maturity date for gross proceeds of $111,184.

Effective March 19, 2019, the Company entered into a note extension agreement with Leonite, whereby the convertible notes outstanding to Leonite, amounting to $2,420,000, for consideration of $75,000 added to the principal outstanding on the note on January 1, 2019, a further $75,000 added to the principal outstanding on the note on February 1, 2019 and a further $100,000 added to the principal of the note on March 15, 2019, the maturity date of the convertible notes above were extended to July 25, 2019.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	Short-term Convertible Notes (continued)

Power Up Lending Group LTD

On June 19, 2017, the Company, entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $113,500. The Note has a maturity date of March 20, 2018 and bears interest at the at the rate of eight percent per annum from the date on which the Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the average lowest closing bid prices of the Company’s common stock for the ten trading days prior to conversion. The note, together with interest thereon of $6,567 and early settlement penalty of $36,020 was repaid on December 14, 2017.

On November 6, 2017, the Company, entered into a Securities Purchase Agreement with Power Up, pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $103,000. The Note had a maturity date of August 15, 2018 and bore interest at the at the rate of twelve percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company had the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note was convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that was 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the average lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion. On May 5, 2018, the aggregate principal outstanding of $103,000 together with interest and penalty interest thereon, was settled for gross proceeds of $141,824.

On March 9, 2018, the Company, entered into a Securities Purchase Agreement with Power Up, pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $153,000. The Note had a maturity date of December 30, 2018 and bore interest at the rate of twelve percent per annum from the date on which the Note was issued until the same became due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company had the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note was convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that was 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the average lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion. During September 2018, the Company prepaid the aggregate principal outstanding of $153,000 together with interest thereon and penalty interest, was settled for gross proceeds of $210,800.

On July 31, 2018, the Company, entered into a Securities Purchase Agreement with Power Up, pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $153,000. The Note has a maturity date of May 15, 2019 and bears interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion.

On September 10, 2018, the Company, entered into a Securities Purchase Agreement with Power Up, pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $133,000. The Note has a maturity date of September 10, 2019 and bears interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion.

Series N convertible notes

During the period from May 17, 2018 to December 4, 2018, The Company closed several tranches of a private offering in which it raised $2,505,000 in principal from 12 accredited investors through the issuance to the investors of the Company’s Series N convertible notes, in the total original principal amount of $2,505,000, which Notes are convertible into the Company’s common stock at a conversion price of $0.08 per share together with three year warrants to purchase up to a total of 31,312,500 shares of the Company’s common stock at an exercise price of $0.12 per share. Both the conversion price under the Notes and the exercise price under the warrants are subject to standard price and anti-dilution adjustment mechanisms. The notes mature between May 16, 2019 to December 3, 2019.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	Loans payable

Loans payable is disclosed as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	December 31, 2018	December 31, 2017

Cranberry Cove Holdings, Ltd.
Pace Mortgage	4.2%	July 19, 2022	$3,905,901	$18,935	$3,924,836	4,349,374
Addiction Recovery Institute of America, LLC
Mortgage	5.0%	February 13, 2020	2,942,526	12,260	2,954,786	2,989,920
			$6,848,427	$31,195	$6,879,622	$7,336,294
Disclosed as follows:
Short-term portion					$172,276	$152,402
Long-term portion					6,707,346	7,183,892
					$6,879,622	$7,336,294

The aggregate amount outstanding is payable as follows:

Amount
2019	172,276
2020	3,012,454
2021	107,961
2022	3,586,931
Total	$6,879,622

Cranberry Cove Holdings, Ltd.

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

Pace Mortgage

On July 19, 2017, CCH, a wholly owned subsidiary, closed on a loan agreement in the principal amount of CDN$5,500,000. The loan is secured by a first mortgage on the premises owned by CCH located at 3571 Muskoka Road 169, Bala, Ontario (the “Property”). The loan bears interest at the fixed rate of 4.2% with a 5-year primary term and a 25-year amortization. The Company has guaranteed the loan and the Company’s chief executive officer and controlling shareholder also has personally guaranteed the Loan. CCH and the Company have granted the Lender a general security interest in its assets to secure repayment of the Loan. The loan is amortized with monthly installments of CDN $29,531.

ARIA

On February 13, 2017, the Company, through its subsidiary, ARIA, entered into a Mortgage and Security Agreement to purchase the properties located at 801 and 810 Andrews Avenue, Delray Beach, Florida, for an aggregate principal sum of $3,000,000, bearing interest at the rate of 5% per annum, maturing on February 13, 2020, with monthly installments of $15,000.

14.	Derivative liability

The short-term convertible notes, together with certain warrants issued to Leonite and the short term convertible notes issued to Power Up disclosed in note 12 above and note 16 below, have variable priced conversion rights with no fixed floor price and will reprice dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $1,335,709 using a Black-Scholes valuation model.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.	Derivative liability (continued)

The following assumptions were used in the Black-Scholes valuation model:

Year ended December 31, 2018

Calculated stock price	$0.024 to $0.10
Risk free interest rate	1.60% to 3.05%
Expected life of convertible notes and warrants	1 month to 5 years
expected volatility of underlying stock	105.24% to 219.40%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	December 31, 2018	December 31, 2017

Opening balance	$2,859,832	$—
Derivative liability on convertible notes and variable priced warrants	1,335,709	1,826,500
Fair value adjustments to derivative liability	422,539	1,033,332

Closing balance	$4,618,080	$2,859,832

15.	Related party transactions

Shawn E. Leon

As of December 31, 2018 and 2017 the Company had a receivable of $32,650 and $16,080 from Shawn E. Leon, respectively. Mr. Leon is a director and CEO of the Company. The balances receivable is non-interest bearing and has no fixed repayment terms.

Mr. Leon was paid management fees of $182,430 and $289,125 for the years ended December 31, 2018 and 2017, respectively. In the prior year, the Company recorded compensation expense in other expenses of $5,074,689 relating to the excess of the fair value of the assets acquired in CCH. Mr. Leon is the owner of Leon Developments, the counterparty in the acquisition of the CCH subsidiary referred to in note 4 above.

Leon Developments, Ltd.

As of December 31, 2018 and 2017, the Company owed Leon Developments, Ltd. $1,581,499 and $1,703,796, respectively. In the prior year, on February 14, 2017, the Company acquired CCH from Leon Developments, Ltd., refer note 4 above. CCH owns the facility utilized by the Canadian Rehab Clinic which was sold to a third party on February 14, 2017. The balance owing to Leon Developments, Ltd. Is non-interest bearing and has no fixed terms of repayment.

Eileen Greene

As of December 31, 2018 and 2017, the Company owed Eileen Greene, the spouse of our CEO, Shawn Leon, $1,034,114 and $877,182, respectively. During the year ended December 31, 2018, Ms. Greene advanced the company a net $156,932 to fund working capital requirements. The amount owing to Ms. Greene is non-interest bearing and has no fixed repayment terms.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.	Related party transactions (continued)

Eileen Greene (continued)

On December 30, 2016 we entered into a Securities Purchase agreement with Ms. Greene, whereby $163,011 (CDN $220,000) was advanced to the Company in the form of a Series L convertible promissory note, bearing interest at 0% per annum and convertible into shares of common stock at a conversion price of $0.03 per share. On January 17,2017, Ms. Greene advanced the company a further $40,000 in the form of a Series L convertible promissory note, bearing interest at 0% per annum and convertible into shares of common stock at a conversion price of $0.03 per share. During July 2017, Ms. Greene converted the Series L convertible promissory notes into 6,767,042 shares of common stock.

In connection with the issue pf promissory notes, Ms. Greene was also granted three year warrants exercisable over 6,767,042 shares of common stock at an exercise price of $0.03 per share. The warrants expire between December 30, 2019 and January 17, 2020.

1816191 Ontario

As of December 31, 2018 and 2017, the Company owed $0 and $15,921 to 1816191 Ontario, the Endoscopy Clinic, respectively. The payable is non-interest bearing, and has no specific repayment terms.

 All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

16.	Stockholder’s deficit

a)	Common shares

Authorized, issued and outstanding

The Company has authorized 500,000,000 shares with a par value of $0.01 per share. The company has issued and outstanding 124,300,341 and 123,239,230 as of December 31, 2018 and 2017, respectively.

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

On January 1, 2018, the Company recorded the issuance of a further 80,000 shares of common stock to Leonite in connection with a senior secured convertible promissory note issued in March 2018. The shares were valued at $4,800 on the issue date and recorded as a debt discount.

On March 29, 2018, the Company issued 165,000 shares of common stock to Leonite in connection with the closing of a financing of a Senior Secured Convertible Note. The shares were valued at $11,550 on the issue date and recorded as a debt discount.

On April 17, 2018, the Company issued 605,000 shares of common stock to Leonite in connection with the closing of a financing of a Senior Secured Convertible Note. The shares were valued at $39,450 on the issue date and recorded as a debt discount.

On November 6, 2018, the Company issued 111,111 shares of common stock to Leonite in connection with the closing of a financing of a Senior Secured Convertible Note. The shares were valued at $8,889 on the issue date and recorded as a debt discount.

On December 13, 2018, the Company entered into a Separation Agreement and Mutual General Release with a previous employee. In terms of the agreement, the Company issued the employee 100,000 shares of common stock valued at $8,000 on the issue date.

b)	Preferred shares

Authorized, issued and outstanding

The Company has authorized 13,000,000 preferred shares with a par value of $0.01 per share, designated as 3,000,000 series A convertible preferred shares and 10,000,000 series B convertible preferred shares. The Company has no preferred shares issued and outstanding.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	Stockholder’s deficit (continued)

c)	Warrants

In terms of the convertible note agreements entered into with Leonite disclosed in note 12 above, the Company granted warrants exercisable over a total of 16,983,333 shares of common stock at an exercise price of $0.10 per share, which was recorded as a debt discount.

In terms of the Series N Convertible debt issued to various accredited investors, disclosed in note 12 above, the Company granted warrants exercisable over a total of 31,312,500 shares of common stock at an exercise price of $0.12 per share, which was recorded as a debt discount.

The warrants were valued using a Black Scholes pricing model on the date of grant at $2,974,675 using the following weighted average assumptions:

Year ended December 31, 2018

Calculated stock price	$0.02 to $0.08
Risk free interest rate	2.6% to 2.9%
Expected life of warrants (years)	3 to 5 years
expected volatility of underlying stock	195% to 204%
Expected dividend rate	0%

The volatility of the common stock is estimated using historical data of the Company’s common stock. The risk-free interest rate used in the Black Scholes pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the warrants granted. An expected dividend yield of zero is used in the valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of December 31, 2018, the Company does not anticipate any awards will be forfeited in the valuation of the warrants.

A summary of all of the Company’s warrant activity during the period January 1, 2017 to December 31, 2018 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2017	19,637,409	$0.0033 to $0.03	$0.030
Granted	29,866,666	$0.03 to $0.10	0.095
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding December 31, 2017	49,504,075	$0.0033 to $0.10	$0.069
Granted	48,295,833	$0.10 to $0.12	0.113
Forfeited/cancelled	(300,000)	$0.0033	0.003
Exercised	—	—	—
Outstanding December 31, 2018	97,499,908	$0.03 to $0.12	$0.091

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	Stockholder’s deficit (continued)

c)	Warrants (continued)

The following table summarizes information about warrants outstanding at December 31, 2018:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.03	21,704,075	1.20		21,704,075
$0.10	44,483,333	4.10		44,483,333
$0.12	31,312,500	2.60		31,312,500

	97,499,908	2.97	$0.091	97,499,908	$0.091

All of the warrants outstanding as of December 31, 2018 are vested. The warrants outstanding as of December 31, 2018 have an intrinsic value of $1,085,204.

d)	Stock options

Our board of directors adopted the Greenestone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 480,000 options as of December 31, 2018 under the Plan.

No options were issued, exercised or cancelled during the year ended December 31, 2018 and 2017, respectively.

The following table summarizes information about options outstanding as of December 31, 2018:

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.12	480,000	0.83		480,000

	480,000	0.83	$0.12	480,000	$0.12

The Company issued Stock options to a former officer vesting over a 24-month period commencing on November 1, 2014 expiring on October 31, 2019, a formal option agreement has not been issued as yet, as such the terms of these options are uncertain.

As of December 31, 2018 there was no unrecognized compensation costs related to these options and the intrinsic value of the options as of December 31, 2018 is $0.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	Segmental information

The Company has two reportable operating segments:

a.	Rental income from the property owned by CCH subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, these services were provided to customers at our Addiction Recovery Institute of America and Seastone of Delray operations. The Rehabilitation services provided by our Canadian Rehab Center for the years ended December 31, 2017 are reported under discontinued operations and have not been reported as part of the Segment Information.

The segment operating results of the reportable segments are disclosed as follows:

	Year ended December 31, 2018
	Rental Operations	In-Patient services	Total

Revenue	$331,001	$101,514	$432,515
Operating expenditure	157,841	3,158,991	3,316,832

Operating income (loss)	173,160	(3,057,477)	(2,884,317)

Other (expense) income
Other income	—	6,009	6,009
Other expense	—	(8,000)	(8,000)
Interest income	—	5,334	5,334
Interest expense	(178,220)	(518,724)	(696,944)
Amortization of debt discount	—	(4,504,007)	(4,504,007)
Loss on change in fair value of derivative liability	—	(422,539)	(422,539)
Foreign exchange movements	78,177	349,876	428,053
Net income (loss) before taxation from continuing operations	73,117	(8,149,528)	(8,076,411)
Taxation	—	—	—
Net income (loss) from continuing operations	$73,117	$(8,149,528)	$(8,076,411)

The operating assets and liabilities of the reportable segments are as follows:

	December 31, 2018
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	46,667	273,450	320,117
Assets
Current assets	1,460	406,388	407,848
Non-current assets	2,855,981	9,405,280	12,261,261
Liabilities
Current liabilities	(2,028,940)	(11,648,776)	(13,677,716)
Non-current liabilities	(3,924,836)	(2,782,510)	(6,707,346)
Intercompany balances	788,944	(788,944)	—
Net liability position	(2,307,391)	(5,408,562)	(7,715,953)

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	Segmental information

The segment operating results of the reportable segments are disclosed as follows:

	Year ended December 31, 2017
	Rental Operations	In-Patient services	Total

Revenue	$291,583	$637,833	$929,416
Operating expenditure	195,529	2,187,044	2,382,573

Operating income (loss)	96,054	(1,549,211)	(1,453,157)

Other (expense) income
Other income	—	475,487	475,487
Other expense	—	(5,093,9541)	(5,093,954)
Interest income	—	32,074	32,074
Interest expense	(179,037)	(188,510)	(367,547)
Amortization of debt discount	—	(668,916)	(668,916)
Loss on change in fair value of derivative liability	—	(1,033,332)	(1,033,332)
Foreign exchange movements	(12,003)	(69,028)	(81,031)
Net loss before taxation from continuing operations	(94,986)	(8,095,390)	(8,190,376)
Taxation	—	—	—
Net loss from continuing operations	$(94,986)	$(8,095,390)	$(8,190,376)

The operating assets and liabilities of the reportable segments are as follows:

	December 31, 2017
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	219,751	21,763	241,514
Assets
Current assets	201	334,418	334,619
Non-current assets	3,182,638	8,751,171	11,933,809
Liabilities
Current liabilities	(2,209,462)	(4,650,716)	(6,860,178)
Non-current liabilities	(4,349,208)	(2,834,684)	(7,183,892)
Intercompany balances	(791,263)	791,263	—
Net (liability) asset position	(4,167,094)	2,391,452	(1,775,642)

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.	Net (loss) income per common share

For the year ended December 31, 2018, the following options and warrants were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

Year ended December 31, 2018

Stock options	$480,000
Warrants to purchase shares of common stock	97,499,908
Convertible notes	69.816.517
$167,796,425

For the year ended December 31, 2017 the computation of basic and diluted earnings per share is as follows:

	Amount	Number of shares	Per share amount

Basic loss per share
Net loss per share from continuing operations	$(8,190,376)	107,352,184	$(0.08)
Net income per share from discontinued operations	6,821,889	107,352,184	0.06

Basic loss per share	(1,368,487)	107,352,184	(0.02)

Effect of dilutive securities

Warrants	—	11,135,388
Convertible debt	—	30,314,208

Diluted loss per share
Net loss per share from continuing operations	(8,190,376)	148,801,780	(0.06)
Net income per share from discontinued operations	6,821,889	148,801,780	0.05

Diluted loss per share	$(1,368,487)	148,801,780	$(0.01)

19.	Commitments and contingencies

a.	Contingency related to outstanding penalties

The Company has provided for potential US penalties of $250,000 due to non-compliance with the filing of certain required returns. The actual liability may be higher due to interest and penalties assessed by these taxing authorities.

b.	Operating leases

The Company has entered into operating leases for certain office equipment.

On May 23, 2018, the Company entered into a Lease Agreement pursuant to which it leased from the AREP 5400 East Avenue LLP (the “Landlord”), the premises located at 5400, 5402, and 5410 East Avenue, West Palm Beach, Florida (the “Property”). The Lease has an initial term of 10 years and provides for 2 additional 10 year extensions. The Company has the option to purchase the property initially for $17,250,000, which amount has increased to $23,250,000 as of March 31, 2019, plus any landlord funded improvements. The option to purchase increases by $750,000 per calendar month, the next increase of $750,000 will occur on April 30, 2019. The initial base rental is $146,337 per month, plus any taxes imposed on the premises or the base rental.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19.	Commitments and contingencies

b.	Operating leases (continued)

The future commitment of these operating leases are as follows:

Amount

Within one year	$1,802,872
One to two years	1882,422
Two to three years	1,962,242
Three to four years	2,042,062
Four to five years	2,121,882
Five years and thereafter	8,001,955
Total	$17,813,435

c.	Mortgage loans

The company has two mortgage loans as disclosed in note 13 above. The future commitments under these loans are as follows:

Amount
Within one year	172,276
One to two years	3,012,454
Two to three years	107,961
Three to four years	3,586,931
Total	$6,879,622

c.	Other

The Company has principal and interest payment commitments under the Convertible notes disclosed under Note 12 above. Conversion of these notes are at the option of the investor, if not converted these notes may need to be repaid.

From time to time, the Company and its subsidiaries enter into legal disputes in the ordinary course of business. The Company believes there are no material legal or administrative matters pending that are likely to have, individually or in the aggregate, a material adverse effect on its business or results of operations.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.	Income taxes

The Company is current in its US tax filings, except for its 2017 filing, as of December 31, 2018 and is not current in its Canadian tax filings with the 2016 and 2017 returns still outstanding.

The income tax provision/ (benefit) is different from that which would be obtained by applying the statutory Federal income tax rate of 21% and applicable state tax rates of 5% to income before income tax expense. The items causing this difference for the years ended December 31, 2018 and 2017 are as follows:

	Year ended December 31, 2018	Year ended December 31, 2017

Tax credit at the federal and state statutory rate	(2,219,152)	(1,288,471)
Foreign taxation	121,579	(1,325,577)
Permanent differences	1,280,902	1,606,144
Foreign net operating losses utilized	(19,347)	—
Foreign tax rate differential	—	(203,943)
Valuation allowance	938,250	1,211,846
	102,232	—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Net operating losses
Net operating loss carry forward	20,556,758	20,303,013
Net Operating Loss utilized - Discontinued operations	—	(2,775,870)
Net operating loss utilized – continuing operations	(73,007)	—
Foreign exchange differential	(68,925)	—
Net taxable loss	3,608,654	3,029,615
Valuation allowance	(24,023,480)	(20,556,758)
	—	—

The company has established a valuation allowance against its gross deferred tax assets sufficient to bring its net deferred tax assets to zero due to the uncertainty surrounding the realization of such assets. Management has determined it is more likely than not that the net deferred tax assets are not realizable due to the Company’s historical loss position. The valuation allowance for the year ended December 31, 2018 increased by $3,466,722 due to the additional operating losses incurred for the year ended December 31, 2018 and adjustments made to prior year opening balances.

As of December 31, 2018, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

Pursuant to the Internal Revenue Code of 1986, as amended (“IRC”), §382, the Company’s ability to use its net operating loss carry forwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year period.

As of December 31, 2018, the Company is in arrears on certain US and Canadian tax filings and the amounts presented above are based on estimates. The actual losses available could differ from these estimates. In addition, the Company could be subject to penalties for these unfiled tax returns.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.	Income taxes (continued)

As of December 31, 2018, the Company has accrued and expensed $250,000 (2017: $250,000) in penalties and interest attributable to delinquent tax returns. Management believes the Company has adequately provided for any ultimate amounts that are likely to result from audits of these returns once filed; however, final assessments, if any, could be significantly different than the amounts recorded in the financial statements.

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

The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017 and significantly changes tax law in the United States by, among other items, reducing the federal corporate income tax rate from a maximum of 35% to 21% (effective January 1, 2018). The Act embraces a territorial system for the taxation of future foreign earnings and modifies certain business deductions by, among other changes, repealing the domestic production activities deduction, further limiting the deductibility of certain executive compensation and increasing the limitation on the deductibility of certain meals and entertainment expenses. On the other hand, the Act permits 100% bonus depreciation on assets placed in service through 2022 (with a phase-out period through 2026). The full effects of these changes will be reflected for the first time in the determination of income tax expense for the year ending December 31, 2018. The Company determined that it had no liability as of December 31, 2018 for the one-time transition tax on deemed repatriated earnings of foreign subsidiaries imposed by the Act.

The Company will evaluate the impact of the Global Intangible Low-Taxed Income (“GILTI”) provision of the Act, beginning with the year ending December 31, 2018, the year for which it will first apply. The FASB has issued guidance stating that a company may elect to treat the additional taxes due in the United States as a result of GILTI inclusions as current period expenses when incurred or to include such amounts in the company’s determination of deferred taxes. The Company does not have any GILTI tax liability as of December 31, 2018, therefore no election is applicable.

21.	Subsequent events

On January 9, 2019, the Company, entered into a Securities Purchase Agreement with Power Up, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $53,000 for net proceeds of $50,000 after expenses. The Note has a maturity date of October 30, 2019 and bears interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of Power Up during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion.

On January 17, 2019, the Company, entered into a Securities Purchase Agreement with Leonite pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $71,111 for net proceeds of $64,000 after an original issue discount (“OID”) of $7,111. The Note has a maturity date of January 31, 2019 and bears interest at the rate of one percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of Leonite during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to the lower of $0.06 or 80% of the price per share of any subsequent financings. In conjunction with the note the Company issued a five year warrant exercisable for 1,185,183 shares of common stock at an exercise price of $0.09 per share and paid a commitment fee of $7,111, settled by issuing 71,111 shares of common stock. This convertible note was repaid on January 31, 2019.

On January 28, 2019, the Company, entered into a Securities Purchase Agreement with Power Up, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $138,000 for net proceeds of $135,000 after expenses. The Note has a maturity date of November 15, 2019 and bears interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of Power up during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21.	Subsequent events (continued)

On January 28, 2019, the Company repaid the Power Up, convertible note entered into on July 31, 2018, of $153,000 together with interest and early settlement penalty thereon for gross proceeds of $207,679.

Between January 28, 2019 and March 13, 2019, the Company closed several tranches of Series N Convertible notes in which it raised $844,252 in principal from 3 accredited investors through the issuance to the investors of the Company’s Series N convertible notes, in the total original principal amount of $844,252, which Notes are convertible into the Company’s common stock at a conversion price of $0.08 per share together with three year warrants to purchase up to a total of 10,553,150 shares of the Company’s common stock at an exercise price of $0.12 per share. Both the conversion price under the Notes and the exercise price under the warrants are subject to standard adjustment mechanisms. The notes mature one year from the date of issuance.

On February 14, 2019, the Company entered into a Settlement Agreement and Release with Gulfstream Roofing, Inc., for improvements made to the leasehold real property located at 5400 East Avenue, West Palm Beach, Florida. The settlement amount was $251,774 was divided into two equal installments of $125,887, which were paid on February 21, 2019 and March 5, 2019. All claims that the parties have or may have against each other were released in terms of the agreement.

On February 25, 2019, the Company entered into a Letter of Intent whereby it would purchase a 33.33% interest in Local Link Wellness, LLC (“LLW”) for gross proceeds of $400,000. LLW proposes to provide a comprehensive addiction treatment program to large employee groups. The company has advanced LLW a total of $110,000 as of April 12, 2019. These funds were advanced as short-term promissory notes that will be immediately due and payable if the parties fail to reach a binding agreement by April 30, 2019. Upon the closing of a binding agreement, the short-term promissory notes will be converted to equity.

On March 5, 2019, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $200,000, for net proceeds of $192,000 after the payment of legal fees and origination fees amounting to $8,000. The note has a maturity date of December 9, 2019. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser 180 days after the issued date into shares of the Company’s common stock at the lower of $0.08 per share or 65% of the lowest trade price during the ten consecutive trading days immediately prior to conversion. The note has certain buyback terms if the Company consummates a registered or unregistered primary offering of securities for capital raising purposes, or an option to convert at a 20% discount to the offering price to investors.

On March 6, 2019, the Company, entered into a Securities Purchase Agreement with Power Up, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $128,000. The Note has a maturity date of January 30, 2020 and bears interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of Power Up during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion.

On March 11, 2019, the Company repaid the Power Up convertible note entered into on September 10, 2018, of $133,000 together with interest and early settlement penalty thereon for gross proceeds of $180,062.

On April 2, 2019, the Company entered into a Commercial Contract whereby the real property at 801 Andrews Avenue, Delray Beach, Florida, consisting of land and condominiums thereon, was sold to JAGGM, LLC for $3,500,000. This transaction is expected to close on April 26, 2019.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2018, based on the criteria established in a report entitled “Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2018, and identified the following material weaknesses:

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names and ages of the members of the Company’s Board of Directors (the “Board”) and executive officers, and the positions held by each:

Name Position
Shawn E. Leon	59	Chief Executive Officer, Chief Financial Officer, President and Director

John O’Bireck	60	Director

Gerald T Miller	61	Director

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

The Company entered into a Separation Agreement and Mutual Release with a former employee. In terms of the agreement the Company paid the employee $4,327 and issued 100,000 shares of common stock to the employee, valued at $8,000.

On February 14, 2019, the Company entered into a Settlement Agreement and Release with Gulfstream Roofing, Inc., for improvements made to the leasehold real property located at 5400 East Avenue, West Palm Beach, Florida. The settlement amount was $251,774 was divided into two equal installments of $125,887, which were paid on February 21, 2019 and March 5, 2019. All claims that the parties have or may have against each other were released in terms of the agreement.

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

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, at December 31, 2018, none of the officers, directors or 10% shareholders were in compliance with Section 16(a).

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

Audit Committee

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon, President CEO, CFO(1)	2018	—	—	—	—	—	182,430	182,430
	2017	—	—	—	—	—	289,125	289,125

(1)	All other compensation represents a management fee of $182,430 (2017: $289,125) paid to a company controlled by Mr. Leon and a further management fee for services rendered. The verbal management agreement was entered into with Greenstone Clinic, Inc., a wholly owned subsidiary of Shawn Leon, and Shawn Leon, was initially for a term of one year and was for the development of medical clinics in Ontario, Canada. The agreement has been extended from year to year and has been expanded to include overall company management and the development of clinics in the United States. The management agreement allowed for a maximum compensation of $300,000 per year.

 Outstanding Equity Awards at Fiscal Year End

 There were no equity awards issued to executive officers during the fiscal year ended December 31, 2018 and there are no outstanding equity awards to named officers as of December 31, 2018.

Information regarding equity compensations plans is set forth in the table below:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans

Equity Compensation plans approved by the stockholders
2013 Equity compensation plan	480,000	$0.12	9,520,000
Equity Compensation plans not approved by the stockholders
None	—	—	—

	480,000.0	$0.12	9,520,000

Directors Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the year ended December 31, 2018.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon	—	—	—	—	—	—	—

John O’ Bireck	—	—	—	—	—	—	—

Gerald T Miller	—	—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than five percent (5%) of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares of common stock are owned directly and the percentage shown is based on 124,371,452 shares of common Stock issued and outstanding as of April 11,2018.

Name of beneficial owner	Amount and nature of beneficial ownership, including common stock		Percentage of common stock beneficially owned(1)

Directors and Officers
Shawn E. Leon	80,389,234	(2)	61.3%

5% Shareholders
Jamie Schacter	8,359,590	(3)	6.5%
Fortunate Sons Ltd.	24,227,580	(4)	17.5%

All officers and directors as a group (10 persons)	80,389,234		61.3%

(1)	Based on 124,371,452 shares of common stock outstanding as of April 11, 2019.

(2)	Includes 2,257,850 shares of common stock; 8,677,042 shares of common stock and warrants for 6,767,042 shares of common stock held by Eileen Greene, the spouse of Shawn Leon; 2,687,300 shares of common stock held by GreeneStone Clinic Inc., which is controlled by Mr. Leon; and a further 60,000,000 shares of common stock issued to Leon Developments Ltd upon the acquisition of CCH on February 14, 2017. Mr. Leon resides at 46 Fairway Heights Drive, Thornhill, Ontario, Canada.
(3)	Includes 4,359,590 shares of common stock and warrant exercisable for 4,000,000 shares of common stock. Mr. Schacter’s address is 100 Simcoe Street, Suite 303, Toronto, Ontario M5H 3G2, Canada.
(4)	Includes warrants exercisable over 14,375,000 shares of common stock and convertible notes, convertible into 9,852,580 shares of common stock at a fixed conversion price of $0.12 per share. Fortunate Sons Ltd., registered address is UBS Annex, 2nd floor, East Bay Street, Nassau, Bahamas.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Related Party Transactions

As of December 31, 2018, amounts payable to executive officers or their affiliates for net related party payables, as detailed in the below table:

Name	Amount
Owing to the Company
Shawn E. Leon(1)	$32,650
Owing by the Company
Leon Developments, LTD(2)	(1,581,499)
Eileen Greene(3)	(1,034,114)
Total	$(2,582,963)

(1)	Shawn Leon is the Chief Executive Officer of the company

(2)	Leon Developments is wholly owned by Shawn Leon, the Company’s Chief Executive Officer

(3)	Eileen Greene is the spouse of Shawn Leon.

Shawn E. Leon

As of December 31, 2018 and 2017 the Company had a receivable of $32,650 and $16,080 from Shawn E. Leon, respectively. Mr. Leon is a director and CEO of the Company. The balances receivable is non-interest bearing and has no fixed repayment terms.

Mr. Leon was paid management fees of $182,430 and $289,125 for the years ended December 31, 2018 and 2017, respectively. In the prior year, the Company recorded compensation expense in other expenses of $5,074,689 relating to the excess of the fair value of the assets acquired in CCH. Mr. Leon is the owner of Leon Developments, the counterparty in the acquisition of the CCH subsidiary referred to in note 4 above.

Leon Developments, Ltd.

As of December 31, 2018 and 2017, the Company owed Leon Developments, Ltd., $1,581,499 and $1,703,796, respectively. In the prior year, on February 14, 2017, the Company acquired CCH from Leon Developments, Ltd. CCH owns the facility utilized by the Canadian Rehab Clinic which was sold to a third party on February 14, 2017. The balance owing to Leon Developments, Ltd. Is non-interest bearing and has no fixed terms of repayment.

Eileen Greene

As of December 31, 2018 and 2017, the Company owed Eileen Greene, the spouse of our CEO, Shawn Leon, $1,034,114 and $877,182, respectively. During the year ended December 31, 2018, Ms. Greene advanced the company a net $156,932 to fund working capital requirements. The amount owing to Ms. Greene is non-interest bearing and has no fixed repayment terms.

On December 30, 2016 we entered into a Securities Purchase agreement with Ms. Greene, whereby $163,011 (CDN $220,000) was advanced to the Company in the form of a Series L convertible promissory note, bearing interest at 0% per annum and convertible into shares of common stock at a conversion price of $0.03 per share. On January 17,2017, Ms. Greene advanced the company a further $40,000 in the form of a Series L convertible promissory note, bearing interest at 0% per annum and convertible into shares of common stock at a conversion price of $0.03 per share. During July 2017, Ms. Greene converted the Series L convertible promissory notes into 6,767,042 shares of common stock.

In connection with the issue pf promissory notes, Ms. Greene was also granted three year warrants exercisable over 6,767,042 shares of common stock at an exercise price of $0.03 per share. The warrants expire between December 30, 2019 and January 17, 2020.

1816191 Ontario

As of December 31, 2018 and 2017, the Company owed $0 and $15,921 to 1816191 Ontario, the Endoscopy Clinic, respectively. The payable is non-interest bearing, and has no specific repayment terms.

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

As of December 31, 2018, the Board determined that John O’Bireck and Gerald T Miller are independent and that Mr. Leon is not independent under these standards.

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

The following is a summary of the fees paid by us to Daszkal Bolton LLP for the year ended December 31, 2018 and to RBSM LLP for the year ended December 31, 2017 for professional services rendered:

	Year ended December 31, 2018	Year ended December 31, 2017

Audit fees and expenses	$70,500	$64,790
Taxation preparation fees	11,863	—
Audit related fees	—	—
Other fees	—	—
	$82,363	$64,790

Audit Fees

Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided by Daszkal Bolton LLP and RBSM LLP in connection with statutory and regulatory filings or engagements in fiscal year ended December 31, 2018 and 2017, respectively.

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

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services listed above for the fiscal years ended December 31, 2018 and 2017, respectively.

PART IV

Item 15. Exhibits, Financial Statement Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)	(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of December 31, 2018 and 2017

3.	Consolidated Statements of Operations and comprehensive loss for the years ended December 31, 2018 and 2017

4.	Consolidated Statements of changes in Stockholders’ Deficit for the years ended December 31, 2018 and 2017

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

6.	Notes to Consolidated Financial Statements

(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(b)	Exhibits

Exhibit No.	Description	Form	SEC File No.	Date	Filed Herewith	Filed by Reference

3.1	Articles of Incorporation of NNRC, Inc. (as filed with the Secretary of State of Colorado on April 1, 1993)	10-K	000-15078	March 28, 2013		X

3.2	Articles of Amendment to the Articles of Incorporation of Nova Natural Resources, Inc. (as filed with the Secretary of State of Colorado on May 8, 2012)	10-K	000-15078	March 28, 2013		X

3.3	Articles of Amendment to the Articles of Incorporation of Greenestone Healthcare Corporation (as filed with the Secretary of State of Colorado on March 26, 2013)	8-K	000-15078	March 29, 2013		X

3.4	Amended and Restated Bylaws of Greenestone Healthcare Corporation	8-K	000-15078	March 29, 2013		X

3.5	Articles of Amendment to the Articles of Incorporation re: Name Change	8-K	000-15078	April 10, 2017		X

3.6	First amendment to Amended and Restated Bylaws	8-K	000-15078	April 10, 2017		X

4.1	Form of Series L Convertible Note and Warrant Agreement	8-K	000-15078	42740		X

4.2	Form of LABRYS LP Convertible Note Agreement	8-K	000-15078	February 2, 2017		X

10.1	Stock Purchase Agreement I	8-K	000-15078	41362		X

10.2	Form of Warrant I	8-K	000-15078	December 30, 2013		X

10.3	Form of Warrant II	8-K	000-15078	December 30, 2013		X

10.4	Stock Purchase Agreement II	8-K	000-15078	December 30, 2013		X

10.5	Share Purchase Agreement, dated as of December 16,2014 by and between the Registrant and Jainheel Patekh Medical Professional Corporation	8-K	000-15078	December 23, 2014		X

10.6	Collateral Note, Dated December 16, 2014	8-K	000-15078	December 23, 2014		X

10.7	Seastone of Delray Asset Purchase Agreement, Management Services Agreement and Commercial Real Estate Contract	8-K	000-15078	May 23, 2016		X

10.8	Stock Purchase Agreement re: Cranberry Cove Holdings Ltd.	8-K	000-15078	February 17, 2017		X

Exhibit No.	Description	Form	SEC File No.	Date	Filed Herewith	Filed by Reference
10.9	Asset Purchase Agreement re: Sale of Muskoka Clinic	8-K	000-15078	February 17, 2017		X

10.10	Lease of Muskoka Clinic	8-K	000-15078	February 17 2017		X

16.1	Letter from Jarvis Ryan Associates, LLP	8-K	000-15078	July 19, 2014		X

31.1	Certification of the Principal Executive Officer of the registrant pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Rule 13(a) -14(a) or Rule 15(d( - 14 (a)	X

31.2	Certification of the Principal Financial Officer of the registrant pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Rule 13(a) -14(a) or Rule 15(d( - 14 (a)	X

32.1	Certification of the Principal Executive Officer pursuant to Rule 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

32.2	Certification of the Principal Financial Officer pursuant to Rule 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

101.INS	INS XBRL Instance Document		X
101.SCH	SCH XBRL Schema Document		X
101.CAL	CAL XBRL Calculation Linkbase Document		X
101.DEF	DEF XBRL Definition Linkbase Document		X
101.LAB	LAB XBRL Label Linkbase Document		X
101.PRE	PRE XBRL Presentation Linkbase Document		X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHEMA HEALTH CORPORATION.

Date: April 16, 2019

By: /s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	April 16, 2019
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	April 16, 2019
John O’Bireck

/s/ Gerald T. Miller	Director	April 16, 2019
Gerald T. Miller

