Form 10-K/A
period 2018-12-31
ETHEMA HEALTH Corp
filed 2019-04-22
CIK 792935

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies

Financial Reporting

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

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

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

The Company has analyzed its revenue transaction pursuant to ASC 606, Revenue, and it has no material impact as a result of the transition from ASC 605 to 606. The Company’s revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company derives its revenues from the sale of its services, as defined below. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its revenue transactions:

i.	identify the contract with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price;

iv.	allocate the transaction price to performance obligations in the contract; and

v.	recognize revenue as the performance obligation is satisfied.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

c)	Revenue Recognition (continued)

The Company has two operating segments from which it derives revenues which is recognized on the basis described below.

i.	Rental Income

In terms of the lease agreement, on a monthly basis as long as the facility is utilized by the tenant

ii.	In-patient revenue

The customers have been treated and provided with services by the Company; there is clear evidence that an arrangement exists; the amount of revenue and related costs can be measured reliably; and it is probable that the economic benefits associated with the transaction will flow to the Company.

d)	Nonmonetary transactions

The Company’s policy is to measure an asset exchanged or transferred in a nonmonetary transaction at the more reliable measurement of the fair value of the asset given up and the fair value of the asset received, unless:

●	The transaction lacks commercial substance;

●	The transaction is a transfer between entities under common control;

●	The transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange;

●	Neither the fair value of the asset received nor the fair value of the asset given up is reliably measurable; or

●	The transaction is a nonmonetary, nonreciprocal transfer to owners that represents a spinoff or other form of restructuring or liquidation.

e)	Cash and cash equivalents

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

g)	Allowance for Doubtful Accounts, Contractual and Other Discounts

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

m)	Stock based compensation

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

In May 2014, FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606). In August 2015, FASB issued ASU 2015-14 delaying the effective implementation date of ASU 2014-09 to fiscal years beginning after December 15, 2017.

This ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2018 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

q)	Financial instruments Risks (continued)

iii.	Market risk (continued)

c.	Other price risk

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

Leonite Capital, LLC (continued)

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19.	Commitments and contingencies (continued)

b.	Operating leases (continued)

The future commitment of these operating leases are as follows:

Amount

Within one year	$1,802,872
One to two years	1882,422
Two to three years	1,962,242
Three to four years	2,042,062
Four to five years	2,121,882
Five years and thereafter	8,001,955
Total	$17,813,435

c.	Mortgage loans

The company has two mortgage loans as disclosed in note 13 above. The future commitments under these loans are as follows:

Amount
Within one year	172,276
One to two years	3,012,454
Two to three years	107,961
Three to four years	3,586,931
Total	$6,879,622

c.	Other

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

PART IV

Item 15. Exhibits, Financial Statement Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K/A

(a)	(1)	The following financial statements are included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018.

1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of December 31, 2018 and 2017

3.	Consolidated Statements of Operations and comprehensive loss for the years ended December 31, 2018 and 2017

4.	Consolidated Statements of changes in Stockholders’ Deficit for the years ended December 31, 2018 and 2017

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

6.	Notes to Consolidated Financial Statements

(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(b)	Exhibits

Exhibit No.	Description	Form	SEC File No.	Date	Filed Herewith	Filed by Reference

3.1	Articles of Incorporation of NNRC, Inc. (as filed with the Secretary of State of Colorado on April 1, 1993)	10-K	000-15078	March 28, 2013		X

3.2	Articles of Amendment to the Articles of Incorporation of Nova Natural Resources, Inc. (as filed with the Secretary of State of Colorado on May 8, 2012)	10-K	000-15078	March 28, 2013		X

3.3	Articles of Amendment to the Articles of Incorporation of Greenestone Healthcare Corporation (as filed with the Secretary of State of Colorado on March 26, 2013)	8-K	000-15078	March 29, 2013		X

3.4	Amended and Restated Bylaws of Greenestone Healthcare Corporation	8-K	000-15078	March 29, 2013		X

3.5	Articles of Amendment to the Articles of Incorporation re: Name Change	8-K	000-15078	April 10, 2017		X

3.6	First amendment to Amended and Restated Bylaws	8-K	000-15078	April 10, 2017		X

4.1	Form of Series L Convertible Note and Warrant Agreement	8-K	000-15078	42740		X

4.2	Form of LABRYS LP Convertible Note Agreement	8-K	000-15078	February 2, 2017		X

10.1	Stock Purchase Agreement I	8-K	000-15078	41362		X

10.2	Form of Warrant I	8-K	000-15078	December 30, 2013		X

10.3	Form of Warrant II	8-K	000-15078	December 30, 2013		X

10.4	Stock Purchase Agreement II	8-K	000-15078	December 30, 2013		X

10.5	Share Purchase Agreement, dated as of December 16,2014 by and between the Registrant and Jainheel Patekh Medical Professional Corporation	8-K	000-15078	December 23, 2014		X

10.6	Collateral Note, Dated December 16, 2014	8-K	000-15078	December 23, 2014		X

10.7	Seastone of Delray Asset Purchase Agreement, Management Services Agreement and Commercial Real Estate Contract	8-K	000-15078	May 23, 2016		X

10.8	Stock Purchase Agreement re: Cranberry Cove Holdings Ltd.	8-K	000-15078	February 17, 2017		X

Exhibit No.	Description	Form	SEC File No.	Date	Filed Herewith	Filed by Reference
10.9	Asset Purchase Agreement re: Sale of Muskoka Clinic	8-K	000-15078	February 17, 2017		X

10.10	Lease of Muskoka Clinic	8-K	000-15078	February 17 2017		X

16.1	Letter from Jarvis Ryan Associates, LLP	8-K	000-15078	July 19, 2014		X

31.1	Certification of the Principal Executive Officer and Principal Financial Officer of the registrant pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Rule 13(a) -14(a) or Rule 15(d( - 14 (a)	X

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

101.INS	INS XBRL Instance Document		X
101.SCH	SCH XBRL Schema Document		X
101.CAL	CAL XBRL Calculation Linkbase Document		X
101.DEF	DEF XBRL Definition Linkbase Document		X
101.LAB	LAB XBRL Label Linkbase Document		X
101.PRE	PRE XBRL Presentation Linkbase Document		X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHEMA HEALTH CORPORATION.

Date: April 22, 2019

By: /s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	April 22, 2019
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	April 22, 2019
John O’Bireck

/s/ Gerald T. Miller	Director	April 22, 2019
Gerald T. Miller

