Form 10-Q
period 2019-03-31
ETHEMA HEALTH Corp
filed 2019-05-15
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-54748

ETHEMA HEALTH CORPORATION.

(Exact Name of Registrant as Specified in its Charter)

Colorado	84-1227328
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

810 Andrews Avenue Delray Beach, Florida	33483
Address of Principal Executive Offices	Zip Code

(561) 450-7679

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares	GRST	Nasdaq

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of common stock outstanding as of May 14, 2019 was 124,371,452.

ETHEMA HEALTH CORPORATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those included elsewhere in this Quarterly Report on Form 10-Q, and those identified in our Annual Report on Form 10-K/A for the year ended December 31, 2018 filed with the SEC on April 22, 2019. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Health Corporation.

ETHEMA HEALTH CORPORATION

FORM 10-Q

I

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ETHEMA HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS

Current assets
Cash	$25,579	$24,674
Accounts receivable	279,929	202,654
Prepaid expenses and other current assets	246,532	147,870
Related party receivables	51,011	32,650
Assets held for resale	1,786,049	—
Total current assets	2,389,100	407,848
Non-current assets
Deposit on real estate	2,924,955	2,940,546
Due on sale of business	74,833	372,366
Property, plant and equipment	7,154,381	8,948,349
Right of use assets	15,736,177	—
Total non-current assets	25,890,346	12,261,261
Total assets	$28,279,446	$12,669,109

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,621,531	$1,092,882
Taxes payable	751,900	775,392
Convertible notes	4,717,256	4,403,473
Mortgage loans	3,034,927	172,276
Operating lease liability	782,805	—
Derivative liability	5,652,403	4,618,080
Related party payables	2,674,178	2,615,613
Total current liabilities	19,235,000	13,677,716
Non-current liabilities
Mortgage loans	3,877,764	6,707,346
Operating lease liability	15,048,674	—
Total non-current liabilities	18,926,438	6,707,346
Total liabilities	38,161,438	20,385,062

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 3,000,000 authorized, nil outstanding as of March 31, 2019 and December 31, 2018.		—
Preferred Stock - Series B; $0.01 par value, 10,000,000 authorized, nil outstanding as of March 31, 2019 and December 31, 2018.		—
Common stock; $0.01 par value, 500,000,000 shares authorized; 124,371,452 and 124,300,341 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	1,243,715	1,243,004
Additional paid-in capital	21,818,509	20,939,676
Accumulated other comprehensive income	673,508	630,411
Accumulated deficit	(33,617,724)	(30,529,044)
Total stockholders’ deficit	(9,881,992)	(7,715,953)
Total liabilities and stockholders’ deficit	$28,279,446	$12,669,109

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Three months ended March 31, 2019	Three months ended March 31, 2018

Revenues	$82,015	$113,302

Operating expenses
General and administrative	382,153	193,732
Rental expense	570,066	—
Management fees	—	46,533
Professional fees	44,154	38,010
Salaries and wages	404,264	185,156
Depreciation and amortization	75,876	68,415
Total operating expenses	1,476,513	531,846

Operating loss	(1,394,498)	(418,544)

Other Income (expense)
Interest income	15,277	49
Interest expense	(345,098)	(170,451)
Debt discount	(761,942)	(752,949)
Derivative liability movement	(473,301)	(12,156)
Foreign exchange movements	(129,118)	137,896
Net loss before taxation	(3,088,680)	(1,216,155)
Taxation	—	—
Net loss	(3,088,680)	(1,216,155)
Accumulated other comprehensive loss
Foreign currency translation adjustment	43,097	(53,186)

Total comprehensive loss	$(3,045,583)	$(1,269,341)

Basic and diluted loss per common share	$(0.02)	$(0.01)
Weighted average common shares outstanding – Basic and diluted	124,358,020	123,242,897

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Series B		Common		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Comprehensive Income	Accumulated Deficit	Total

Balance as of December 31, 2018	—	$—	124,300,341	$1,243,004	$20,939,676	$630,411	$(30,529,044)	$(7,715,953)

Fair value of warrants issued	—	—	—	—	874,566	—	—	874,566
Shares issued for commitment fees	—	—	71,111	711	4,267	—	—	4,978
Foreign currency translation	—	—	—	—	—	43,097	—	43,097
Net loss	—	—	—	—	—	—	(3,088,680)	(3,088,680)
Balance as of March 31, 2019	—	$—	124,371,452	$1,243,715	$21,818,509	$673,508	$(33,617,724)	$(9,881,992)

	Preferred Series B		Common		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Comprehensive Income	Accumulated Deficit	Total

Balance as of December 31, 2017	—	$—	123,239,230	$1,232,393	$18,545,913	$796,453	$(22,350,401)	$(1,775,642)

Shares issued for commitment fees	—	—	165,000	1,650	9,900	—	—	11,550
Foreign currency translation	—	—	—	—	—	(53,186)	—	(53,186)
Net loss	—	—	—	—	—	—	(1,216,155)	(1,216,155)
Balance as of March 31, 2018	—	$—	123,404,230	$1,234,043	$18,555,813	$743,267	$(23,566,556)	$(3,033,433)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31, 2019	Three months ended March 31, 2018
Operating activities
Net loss	$(3,088,680)	$(1,216,155)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	75,876	68,415
Non-cash interest accrual on escrow deposit	(15,277)	—
Non-cash compensation for services	—	11,550
Non-cash discount on convertible debt	—	48,000
Amortization of debt discount	761,942	752,949
Derivative liability movements	473,301	12,156
Non-cash deferral of operating lease liability expense	95,302	—
Changes in operating assets and liabilities
Accounts receivable	(77,275)	42,490
Prepaid expenses and other current assets	(80,409)	74,630
Deposit released from escrow	322,156	395,354
Accounts payable and accrued liabilities	424,777	31,745
Taxes payable	—	1,933
Net cash (used in) provided by operating activities	(1,108,287)	223,067

Investing activities
Deposits paid	(2,658)	(286,912)
Purchase of fixed assets	(8,176)	—
Net cash used in investing activities	(10,834)	(286,912)

Financing activities
Decrease in bank overdraft	—	(25,878)
Repayment of mortgage loans	(33,396)	(33,186)
Proceeds from convertible notes	1,567,000	600,000
Repayment of convertible notes	(523,803)	(330,000)
Proceeds from related party notes	(1,081)	21,398
Net cash provided by financing activities	1,008,720	232,334

Effect of exchange rate on cash	111,306	(141,489)

Net change in cash	905	27,000
Beginning cash balance	24,674	339
Ending cash balance	$25,579	$27,339

Supplemental cash flow information
Cash paid for interest	$411,610	$141,244
Cash paid for income taxes	$—	$—

Non cash investing and financing activities
Fair value of warrants issued	$874,566	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business

Ethema Health Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective April 4, 2017, the Company changed its name to Ethema Health Corporation and prior to that, on May 2012, the Company had changed its name to GreeneStone Healthcare Corporation from Nova Natural Resources Corporation. As of December 31, 2017, the Company owned 100% of the outstanding shares of GreeneStone Clinic Muskoka Inc., incorporated in 2010 under the laws of the Province of Ontario, Canada; Cranberry Cove Holdings Ltd.(“CCH”), incorporated on January 9, 2004 under the laws of the Province of Ontario, Canada; Addiction Recovery Institute of America (“ARIA”) (formerly Seastone Delray Healthcare, LLC), incorporated on May 17, 2016 under the laws of Florida, USA; and Delray Andrews RE, LLC, incorporated on May 17, 2016 under the laws of Florida, USA

During December 2016, the Company obtained a license to operate and provide addiction treatment healthcare services in Florida, USA. The company commenced operations under this license with effect from January 2017.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies

Basis of presentation

The (a) unaudited condensed consolidated balance sheets as of March 31, 2019, which have been derived from the unaudited condensed consolidated financial statements, and as of December 31, 2018, which have been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations, stockholders’ deficit and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on April 22, 2019.

All amounts referred to in the notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

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

b)	Principals of consolidation and foreign currency translation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions and balances have been eliminated on consolidation.

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

The relevant translation rates are as follows: For the three months ended March 31, 2019, a closing rate of CDN$1.00 equals US$0.7483 and an average exchange rate of CDN$1.00 equals US$0.7522. For the three months ended March 31, 2018, a closing rate of CAD$1.00 equals US$0.7756 and an average exchange rate of CAD$1.0000 equals US$0.7907.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

c)	Revenue Recognition

ASU 2014-09 requires companies to exercise more judgment and recognize revenue using a five-step process. The Company adopted ASU 2014-09 using the modified retrospective method for all contracts effective January 1, 2018. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. Prior periods have not been adjusted. No cumulative effect adjustment in retained earnings was recorded as the adoption of ASU 2014-09 did not significantly impact the Company’s reported historical revenue.

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

The Company derives a significant portion of its revenue from other payors that receive discounts from established billing rates. The various managed care contracts under which these discounts must be calculated are complex, subject to interpretation and adjustment, and may include multiple reimbursement mechanisms for different types of services provided in the Company’s in-patient facilities and cost settlement provisions. Management estimates the transaction price on a pay or specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management.

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s cost report receivables were $279,929 and $202,654 for the three months ended March 31, 2019 and year ended December 31, 2018, respectively, and were included in other current assets in the consolidated balance sheets. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements resulted in a decrease in revenues of $0 and $262,353 for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.

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

The Company’s policy is to measure an asset exchanged or transferred in a nonmonetary transaction at the more reliable measurement of the fair value of the asset given up and the fair value of the asset received, unless:

●	The transaction lacks commercial substance;

●	The transaction is a transfer between entities under common control;

●	The transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange;

●	Neither the fair value of the asset received nor the fair value of the asset given up is reliably measurable; or

●	The transaction is a nonmonetary, non-reciprocal transfer to owners that represents a spinoff or other form of restructuring or liquidation.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

e)	Cash and cash equivalents

The Company’s policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition.

f)	Accounts receivable

Accounts receivable primarily consists of amounts due from third-party payors (non-governmental) and private pay patients and is recorded net of allowances for doubtful accounts and contractual discounts. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. Accordingly, accounts receivable reported in the Company’s unaudited condensed consolidated financial statements is recorded at the net amount expected to be received. The Company’s primary collection risks are (i) the risk of overestimating net revenues at the time of billing that may result in the Company receiving less than the recorded receivable, (ii) the risk of non-payment as a result of commercial insurance companies denying claims, (iii) the risk that patients will fail to remit insurance payments to the Company when the commercial insurance company pays out-of-network claims directly to the patient, (iv) resource and capacity constraints that may prevent the Company from handling the volume of billing and collection issues in a timely manner, (v) the risk that patients do not pay the Company for their self-pay balances (including co-pays, deductibles and any portion of the claim not covered by insurance) and (vi) the risk of non-payment from uninsured patients.

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

Leases are classified as either capital or operating leases. Leases that transfer substantially all of the benefits and inherent risks of ownership of property to the Company are accounted for as capital leases. At the time a capital lease is entered into, an asset is recorded together with its related long-term obligation to reflect the acquisition and financing. Equipment recorded under capital leases is amortized on the same basis as described above. Leases that are classified as operating leases are recorded as a right-of-use asset with a corresponding operating lease liability. The right of use asset is amortized over the life of the lease using the effective interest rate method whilst the operating lease obligation is amortized over the term of the lease using the effective interest method after adjusting for the impact of straight line lease payments. The operating lease expense is recorded as an expense in the statement of operations on a straight line basis over the term of the operating lease.

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

Stock based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 and the year ended December 31, 2018 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have minimal awards with performance conditions and no awards dependent on market conditions.

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

Adoption of Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FSAB”) issued Accounting Standards Update (“ASU”), No. 2016-02, Leases (Topic 842) (ASC 842)

The amendments in this update establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, including a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, an update which provides another transition method, the prospective transition method, which allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the new standard on January 1, 2019 using the prospective transition method.

The Company has identified all leases and reviewed the leases to determine the impact of ASC 842 on its unaudited condensed consolidated financial statements. The Company has elected to apply the practical expedient to certain classes of leases, whereby the separation of components of leases into lease and non-lease components is not required and all of the practical expedients to all leases, which include not reassessing (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The adoption of the new standard resulted in the recording of a right-of-use asset and a lease liability on the unaudited condensed consolidated balance sheet on January 1, 2019 of $15,986,074. The adoption of ASU 2016-02, as amended, has had no impact on the unaudited condensed consolidated statements of operations or unaudited condensed consolidated statements of cash flows.

Recent accounting pronouncements

The FASB issued several updated during the period, none of these standards are either applicable to the Company or require adoption at a future date and are not expected to have a material impact on the unaudited condensed consolidated financial statements upon adoption.

p)	Financial instruments Risks

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, March 31, 2019 and December 31, 2018.

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

In the opinion of management, credit risk with respect to accounts receivable is assessed as low.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

p)	Financial instruments Risks (continued)

ii.	Liquidity risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $16,845,900 accumulated deficit of $33,617,724. The Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to minimal interest rate risk as there is no overdraft indebtedness as of March 31, 2019. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as it has subsidiaries that operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at March 31, 2019, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $5,250 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at March 31, 2019 the Company has a working capital deficiency of $16,844,900 and accumulated deficit of $33,617,724. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan, and generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These factors create substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities or other adjustments that may be necessary should the Company not be able to continue as a going concern.

4.	Prepaid expenses and other current assets

Prepaid expenses and other current assets includes the following:

On February 25, 2019, the Company entered into a Letter of Intent whereby it would purchase a 33.33% interest in Local Link Wellness, LLC (“LLW”) for gross proceeds of $400,000. LLW proposes to provide a comprehensive addiction treatment program to large employee groups. The company has advanced LLW a total of $80,000 as at March 31, 2019 and a further $30,000 as of May 15, 2019. These funds were advanced as short-term promissory notes.

5.	Assets held for resale

On April 2, 2019, the Company entered into a Commercial Contract whereby the real property at 801 Andrews Avenue, Delray Beach, Florida, consisting of land and condominiums thereon, was sold to JAGGM, LLC for $3,500,000. This transaction closed on April 30, 2019.

The land and buildings thereon, net of accumulated depreciation as at March 31, 2019 of $1,786,049 was reclassified as an asset held for resale.

6.	Deposit on real estate

On November 2, 2017, the Company entered into an Agreement to purchase from AREP 5400 East Avenue LLC certain buildings in West Palm Beach, Florida, totaling approximately 80,000 square feet, on which the present tenant operates a substance abuse treatment center. The purchase price of the Property is $20,530,000. The Company made a series of nonrefundable down payments totaling $2,924,955 as of March 31, 2019 and $2,940,546 as of December 31, 2018. On May 23, 2018, the Company converted the agreement to purchase AREP 5400 East Avenue LLC. (“the landlord”) into a lease agreement with a purchase option of $17,250,000, increasing by $750,000 per month until the purchase option is exercised. The premises is located at 5400, 5402 and 5410 East Avenue, West Palm Beach, Florida (the “Property”). The lease is for an initial 10 years and provides for two additional 10 year extensions.

The Company was previously under agreement to purchase the property from the landlord. The property is presently used as a rehabilitation treatment center. The current tenant at the property, Alternatives in Treatment, LLC, a Florida limited liability company, consented to the Lease and concurrent with the execution of the Lease entered into a Sublease Agreement with the Company.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Due on sale of business

On February 14, 2017, the Company sold its Canadian Rehab Clinic for gross proceeds of CDN$10,000,000, of which CDN$1,500,000 had been retained in an escrow account for a period of up to two years in order to guarantee the warranties provided by the Company in terms of the APA. As of March 31, 2019, CDN$1,055,042 of the escrow had been refunded to the Company and CDN$365,268 had been used to affect building improvements to the premises owned by CCH, for a total reduction of CDN$1,420,310. The remaining escrow balance was CDN$100,000 consisting of principal of CDN$76,690 and accrued interest thereon of CDN$20,310.

8.	Property, plant and equipment

Property, plant and equipment consists of the following:

	March 31, 2019			December 31, 2018
	Cost	Accumulated depreciation	Net book value	Net book value

Land	$2,038,510	$—	$2,038,510	$2,911,530
Property	5,215,854	(393,771)	4,822,083	5,750,045
Leasehold improvements	265,100	(8,304)	256,796	251,774
Furniture and fixtures	88,176	(51,184)	36,992	35,000
	$7,607,640	$(453,259)	$7,154,381	$8,948,349

Depreciation expense for the three months ended March 31, 2019 and 2018 was $75,876 and $68,415, respectively.

9.	Leases

Adoption of ASC Topic 842, Leases

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective method applied to leases that were in place as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. The Company’s leases consists of operating leases that relate to real estate rental agreements. All of the value of the Company’s lease portfolio relates to a real estate lease agreement that was entered into in May 2018.

Practical Expedients and Elections

The Company elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We also elected the short-term lease recognition exemption for all leases that qualify.

Discount Rate applied to property operating lease

To determine the present value of minimum future lease payments for operating leases at January 1, 2019, the Company was required to estimate a rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment (the “incremental borrowing rate” or “IBR”).

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the average of (i) the risk free interest rate adjusted for a premium for Company and liquidity risk; (ii) the weighted average mortgage interest rate currently availed to the Company; and (iii) the fifteen year mortgage interest rate. The weighted average rate the Company determined was 4.76% as an appropriate incremental borrowing rate to apply to its real-estate operating lease.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Leases (continued)

Right of use assets

Right of use assets are included in the unaudited condensed consolidated Balance Sheet are as follows:

March 31, 2019

Non-current assets
Right of use assets, net of amortization	$15,736,177

Total operating lease cost

Individual components of the total lease cost incurred by the Company is as follows:

Three months ended March 31, 2019

Operating lease expense	$534,312

Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease.

Maturity of operating leases

 The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2019	$1,363,592
2020	1,882,422
2021	1,962,242
2022	2,042,062
2023 and thereafter	12,436,419
Total undiscounted minimum future lease payments	19,686,737
Deferred rental liability on straight line amortization	95,302
Imputed interest	(3,950,560)
Total operating lease liability	$15,831,479

Disclosed as:
Current portion	$782,805
Non-current portion	15,048,674
$15,831,479

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Taxes payable

The taxes payable consist of:

●	A payroll tax liability of $136,638 (CDN$182,589) in Greenestone Muskoka which has not been settled as yet.
●	The Company has assets and operates businesses in Canada and is required to disclose these operations to the US taxation authorities, the requisite disclosure has not been made. Management has reserved the maximum penalty due to the IRS in terms of non-disclosure. This noncompliance with US disclosure requirements is currently being addressed. An amount of $250,000 has been accrued for any potential exposure the Company may have.
●	Estimated income taxes payable in certain of the Canadian operations.

	March 31, 2019	December 31, 2018

Payroll taxes	$136,638	$133,843
HST/GST payable	—	33,757
US penalties due	250,000	250,000
Income tax payable	365,262	357,792

	$751,900	$775,392

11.	Convertible notes

The convertible notes consist of the following:

	Interest rate	Maturity date	Principal	Interest	Debt Discount	March 31, 2019	December 31, 2018

Leonite Investments LLC	11.0%	July 25, 2019	$2,494,754	$—	$(169,186)	$2,325,568	$2,494,180

Power Up Lending Group Ltd	9.0%	May 15,2019	—	—	—	—	94,595
	9.0%	September 10, 2019	—	—	—	—	44,484
	9.0%	October 30, 2019	53,000	1,059	(38,398)	15,661	—
	9.0%	November 11, 2019	138,000	2,110	(108,598)	31,512	—
	9.0%	November 15, 2019	128,000	789	(115,402)	13,387	—

First Fire Global Opportunities Fund	12.0%	December 5, 2019	200,000	712	(181,091)	19,621	—

Series N convertible notes	6.0%	May 17, 2019 to March 13, 2020	3,506,000	91,050	(1,285,543)	2,311,507	1,770,214

						4,717,256	4,403,473

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Convertible notes (continued)

Leonite Investments, LLC

On December 1, 2017, the Company closed on a private offering to raise US $1,500,000 in capital. The Company issued one senior secured convertible promissory note with a principal amount of $1,650,000 to Leonite Capital, LLC (“Leonite”). The note is convertible into shares of common stock at a conversion price of $0.06 per share, subject to anti-dilution and price protection. The Note bears interest at the rate of 8.5% per annum. The Note’s amended maturity date was December 1, 2018. During the term of the Note the Company and the Subsidiaries will be obligated to make monthly payment of accrued and unpaid interest. The Note contains Company and Subsidiary representations and warranties, covenants, events of default, and registration rights. The Company paid a commitment fee of $132,000 settled through the issue of 1,650,000 shares of common stock and paid $20,000 towards the lenders legal fees. In conjunction with this note, the Company issued a five year warrant to purchase 27,500,000 shares of common stock at an exercise price or $0.10 per share, subject to antidilution and price protection.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Convertible notes (continued)

Leonite Investments, LLC (continued)

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

On January 17, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $71,111, including an Original Issue Discount of $7,111, for net proceeds of $64,000. The note had a maturity date of July 25, 2019 and bears interest at 11.0% per annum. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser following the issue date into shares of the Company’s common stock at a conversion price equal to $0.06 per share subject to price protection and anti-dilution protection. The Company paid a commitment fee of $4,978 settled through the issue of 71,111 shares of common stock. In conjunction with this note the Company issued a five year warrant to purchase 1,185,183 shares of common stock at an exercise price of $0.10 per share, subject to anti-dilution and price protection.

Effective March 19, 2019, the Company entered into a note extension agreement with Leonite, whereby the convertible notes outstanding to Leonite, amounting to $2,420,000, for consideration of $75,000 added to the principal outstanding on the note on January 1, 2019, a further $75,000 added to the principal outstanding on the note on February 1, 2019 and a further $100,000 added to the principal of the note on March 15, 2019, the maturity date of the convertible notes above were extended to July 25, 2019. In Addition, the coupon rate of the note was adjusted to 11% per annum with effect from September 2018.

Power Up Lending Group LTD

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Convertible notes (continued)

Power Up Lending Group LTD (continued)

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

On March 6, 2019, the Company, entered into a Securities Purchase Agreement with Power Up, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $128,000, for net proceeds of $125,000 after expenses. The Note has a maturity date of January 30, 2020 and bears interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of Power Up during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion.

First Fire Global Opportunities Fund

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Convertible notes (continued)

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

Between January 28, 2019 and March 13, 2019, the Company closed several tranches of Series N Convertible notes in which it raised $1,001,000 in principal from accredited investors through the issuance to the investors of the Company’s Series N convertible notes, in the total original principal amount of $1,001,000, which Notes are convertible into the Company’s common stock at a conversion price of $0.08 per share together with three year warrants to purchase up to a total of 12,512,500 shares of the Company’s common stock at an exercise price of $0.12 per share. Both the conversion price under the Notes and the exercise price under the warrants are subject to standard adjustment mechanisms. The notes mature one year from the date of issuance.

12.	Mortgage loans

Mortgage loans payable is disclosed as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	March 31, 2019	December 31, 2018

Cranberry Cove Holdings, Ltd.
Pace Mortgage	4.2%	July 19, 2022	$3,954,225	$5,460	$3,959,685	3,924,836
ARIA
Mortgage	5.0%	February 13, 2020	2,942,526	10,480	2,953,006	2,954,786
			$6,896,751	$15,940	$6,912,691	$6,879,722
Disclosed as follows:
Short-term portion					$3,034,927	$172,276
Long-term portion					3,877,764	6,707,346
					$6,912,691	$6,879,722

The aggregate amount outstanding is payable as follows:

Amount
Within one year	3,034,927
One to two years	105,728
Two to three years	110,215
Three to four years	3,661,821
Total	$6,912,691

Cranberry Cove Holdings, Ltd – Pace mortgage

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Mortgage loans payable (continued)

ARIA

On February 13, 2017, the Company, through its subsidiary, ARIA, entered into a Mortgage and Security Agreement to purchase the properties located at 801 and 810 Andrews Avenue, Delray Beach, Florida, for an aggregate principal sum of $3,000,000, bearing interest at the rate of 5% per annum, maturing on February 13, 2020, with monthly installments of $15,000.

On April 2, 2019, the Company entered into a Commercial Contract whereby the real property at 801 Andrews Avenue, Delray Beach, Florida, consisting of land and condominiums thereon, was sold to JAGGM, LLC for $3,500,000. This transaction closed during April 2019 and the principal mortgage liability of $2,942,526, including interest thereon was settled.

13.	Derivative liability

The short-term convertible notes, together with certain warrants issued to Leonite and the short term convertible notes issued to Power Up disclosed in note 11 above and note 15 below, have variable priced conversion rights with no fixed floor price and will reprice dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $1,335,709 using a Black-Scholes valuation model.

The following assumptions were used in the Black-Scholes valuation model:

Three months ended March 31, 2019

Calculated stock price	$0.07 to $0.09
Risk free interest rate	2.23% to 2.56%
Expected life of convertible notes and warrants	3 to 60 months
expected volatility of underlying stock	124.7% to 206.8%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	March 31, 2019	December 31, 2018

Opening balance	$4,618,080	$2,859,832
Derivative liability on convertible notes and variable priced warrants	561,022	1,335,709
Fair value adjustments to derivative liability	473,301	422,539

Closing balance	$5,652,403	$4,618,080

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Related party transactions

Shawn E. Leon

As of March 31, 2019 and December 31, 2018 the Company had a receivable of $51,011 and $32,650 from Shawn E. Leon, respectively. Mr. Leon is a director and CEO of the Company. The balances receivable is non-interest bearing and has no fixed repayment terms.

Mr. Leon was paid management fees of $0 and $46,533 for the three months ended March 31, 2019 and 2018 respectively.

Leon Developments, Ltd.

As of March 31, 2019 and December 31, 2018, the Company owed Leon Developments, Ltd., $1,625,908 and $1,581,499, respectively. The balance owing to Leon Developments, Ltd. Is non-interest bearing and has no fixed terms of repayment.

Eileen Greene

As of March 31, 2019 and December 31, 2018, the Company owed Eileen Greene, the spouse of its CEO, Shawn Leon, $1,048,270 and $1,034,114, respectively. The amount owing to Ms. Greene is non-interest bearing and has no fixed repayment terms.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

15.	Stockholders’ deficit

a)	Common shares

Authorized, issued and outstanding

The Company has authorized 500,000,000 shares with a par value of $0.01 per share. The company has issued and outstanding 124,371,452 and 124,300,341 as of March 31, 2019 and December 31, 2018, respectively.

On January 17, 2019, the Company issued 71,111 shares of common stock to Leonite in connection with the closing of a financing of a Senior Secured Convertible Note. The shares were valued at $4,978 on the issue date and recorded as a debt discount.

b)	Preferred shares

Authorized, issued and outstanding

The Company has authorized 13,000,000 preferred shares with a par value of $0.01 per share, designated as 3,000,000 series A convertible preferred shares and 10,000,000 series B convertible preferred shares. The Company has no preferred shares issued and outstanding.

c)	Warrants

In terms of the convertible note agreements entered into with Leonite disclosed in note 11 above, the Company granted warrants exercisable over a total of 1,185,183 shares of common stock at an exercise price of $0.10 per share, which was recorded as a debt discount.

In terms of the Series N Convertible debt issued to various accredited investors, disclosed in note 11 above, the Company granted warrants exercisable over a total of 12,512,500 shares of common stock at an exercise price of $0.12 per share, which was recorded as a debt discount.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Stockholders’ deficit (continued)

c)	Warrants (continued)

The warrants were valued using a Black Scholes pricing model on the date of grant at $899,049 using the following weighted average assumptions:

Three months ended March 31, 2019

Calculated stock price	$0.07 to $0.09
Risk free interest rate	2.19% to 2.58%
Expected life of convertible notes and warrants	36 to 60 months
expected volatility of underlying stock	398% to 535%
Expected dividend rate	0%

The volatility of the common stock is estimated using historical data of the Company’s common stock. The risk-free interest rate used in the Black Scholes pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the warrants granted. An expected dividend yield of zero is used in the valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of March 31, 2019, the Company does not anticipate any awards will be forfeited in the valuation of the warrants.

A summary of all of the Company’s warrant activity during the period January 1, 2018 to March 31, 2019 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2018	49,504,075	$0.0033 to $.0.10	$0.0690
Granted	48,295,833	0.10 to 0.12	0.1130
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding December 31, 2018	97,799,908	0.03 to 0.12	0.0910
Granted	13,697,683	0.10 to 0.12	0.1183
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding March 31, 2019	111,197,591	$0.03 to $0.12	$0.0942

The following table summarizes information about warrants outstanding at March 31, 2019:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.03	21,704,075	1.00		21,704,075
$0.10	45,668,516	3.90		45,668,516
$0.12	43,825,000	2.50		43,825,000

	111,197,591	2.77	$0.0942	111,197,591	$0.0942

All of the warrants outstanding as of March 31, 2019 and December 31, 2018 are vested. The warrants outstanding as of March 31, 2019 have an intrinsic value of $1,085,204.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Stockholders’ deficit (continued)

d)	Stock options

Our board of directors adopted the Greenestone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 480,000 options as of March 31, 2019 under the Plan.

No options were issued, exercised or cancelled during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.

The following table summarizes information about options outstanding as of March 31, 2019:

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.12	480,000	0.59		480,000

	480,000	0.59	$0.12	480,000	$0.12

The Company issued Stock options to a former officer vesting over a 24-month period commencing on November 1, 2014 expiring on October 31, 2019, a formal option agreement has not been issued as yet, as such the terms of these options are uncertain.

As of March 31, 2019 there was no unrecognized compensation costs related to these options and the intrinsic value of the options as of March 31, 2019 was $0.

16.	Segment information

The Company has two reportable operating segments:

a.	Rental income from the property owned by CCH subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, these services were provided to customers at the Company’s Addiction Recovery Institute of America and Seastone of Delray operations.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Segment information (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Three months ended March 31, 2019
	Rental Operations	In-Patient services	Total

Revenue	$82,015	$—	$82,015
Operating expenses	37,358	1,439,155	1,476,513

Operating income (loss)	44,657	(1,439,155)	(1,394,498)

Other (expense) income
Interest income	—	15,277	15,277
Interest expense	(41,512)	(303,586)	(345,098)
Amortization of debt discount	—	(761,942)	(761,942)
Loss on change in fair value of derivative liability	—	(473,301)	(473,301)
Foreign exchange movements	(19,291)	(109,827)	(129,118)
Net loss before taxation	(16,146)	(3,072,534)	(3,088,680)
Taxation	—	—	—
Net loss	$(16,146)	$(3,072,534)	$(3,088,680)

The operating assets and liabilities of the reportable segments are as follows:

	March 31, 2019
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	—	8,176	8,176
Assets
Current assets	471	2,388,629	2,389,100
Non-current assets	2,885,893	23,004,453	25,890,346
Liabilities
Current liabilities	(2,117,691)	(17,117,309)	(19,235,000)
Non-current liabilities	(3,877,763)	(15,048,675)	(18,926,438)
Intercompany balances	737,461	(737,461)	—
Net liability position	(2,371,629)	(7,510,363)	(9,881,992)

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Segment information (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Three months ended March 31, 2018
	Rental Operations	In-Patient services	Total

Revenue	$84,112	$29,190	$113,302
Operating expenditure	31,401	500,445	531,846

Operating income (loss)	52,711	(471,255)	(418,544)

Other (expense) income
Interest income	—	49	49
Interest expense	(50,049)	(120,402)	(170,451)
Amortization of debt discount	—	(752,949)	(752,949)
Loss on change in fair value of derivative liability	—	(12,156)	(12,156)
Foreign exchange movements	29,209	108,687	137,896
Net income (loss) before taxation	31,871	(1,248,026)	(1,216,155)
Taxation	—	—	—
Net income (loss)	$31,871	$(1,248,026)	$(1,216,155)

The operating assets and liabilities of the reportable segments are as follows:

	March 31, 2018
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	—	—	—
Assets
Current assets	—	308,280	308,280
Non-current assets	3,066,465	8,524,705	11,591,170
Liabilities
Current liabilities	(2,222,619)	(5,677,890)	(7,900,509)
Non-current liabilities	(4,128,074)	(2,904,300)	(7,032,374)
Intercompany balances	789,576	(789,576)	—
Net liability position	(2,494,652)	(538,781)	(3,033,433)

17.	Net loss per common share

For the three months ended March 31, 2019 and 2018, the following options and warrants were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

	March 31, 2019	March 31, 2018

Stock options	480,000	480,000
Warrants	111,197,591	55,004,075
Convertible notes	83,671,069	37,244,536

	195,348,660	92,728,611

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	Commitment and contingencies

a)	Contingency related to outstanding penalties

The Company has provided for potential US penalties of $250,000 due to non-compliance with the filing of certain required returns. The actual liability may be higher due to interest and penalties assessed by these taxing authorities.

b)	Option to purchase lease property

On May 23, 2018, the Company entered into a Lease Agreement pursuant to which it leased from the AREP 5400 East Avenue LLP (the “Landlord”), the premises located at 5400, 5402, and 5410 East Avenue, West Palm Beach, Florida (the “Property”). The Lease has an initial term of 10 years and provides for 2 additional 10 year extensions. The Company has the option to purchase the property initially for $17,250,000, which amount has increased to $24,000,000 as of April 30, 2019, plus any landlord funded improvements. The option to purchase increases by $750,000 per calendar month. The initial base rental is $146,337 per month, plus any taxes imposed on the premises or the base rental.

c)	Future minimum operating lease payments

In terms of the lease agreement mentioned above the Company is obligated to make the following minimum undiscounted lease payments:

Amount

Remainder of 2019	$1,363,592
2020	1,882,422
2021	1,962,242
2022	2,042,062
2023 and thereafter	12,436,419
Total undiscounted minimum future lease payments	19,686,737

d)	Mortgage payments

The Company is obligated to make the following mortgage loans payments:

Amount
Within one year	3,034,927
One to two years	105,728
Two to three years	110,215
Three to four years	3,661,821
Total	$6,912,691

Included in the amount due within one year is an amount t of $2,953,006 related to the Assets held for resale, disclosed under note 5 above, this amount was settled out of the proceeds realized on the sale of the property.

e)	Other

The Company has principal and interest payment commitments under the Convertible notes disclosed under Note 11 above. Conversion of these notes are at the option of the investor, if not converted these notes may need to be repaid.

From time to time, the Company and its subsidiaries enter into legal disputes in the ordinary course of business. The Company believes there are no material legal or administrative matters pending that are likely to have, individually or in the aggregate, a material adverse effect on its business or results of operations.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	Subsequent events

On April 30, 2019, the Company concluded the sale of the real property located at 801 Andrews Avenue, Delray Beach consisting of land and condominiums thereon, for gross proceeds of $3,500,000. The proceeds were used to settle the outstanding mortgage loan of $2,987,568, including interest thereon, commissions and expenses related to the sale of the property of approximately $183,819, and certain outstanding property taxes of $77,523. The net proceeds received by the company of $251,000 was used to repay a portion of the convertible debt.

Subsequent to March 31, 2019 we raised an additional CDN$255,000 and a further US$175,000 which together with proceeds of US$70,000 and CDN$75,000 received prior to March 31, 2019 were converted into Series N convertible notes.

Other than disclosed above, the Company has evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the consolidated financial statements and the other information set forth in our Annual Report on Form 10- K/A for the year ended December 31, 2018 filed with the Securities and Exchange Commission on April 22, 2019. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

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

Results of Operations

For the three months ended March 31, 2019 and March 31, 2018.

Revenues were $82,015 and $113,302 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $31,287 or 27.6%.

Revenue from patient treatment was $0 and $29,190 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $29,190 or 100%. The decrease is primarily due to the relocation of the Company’s treatment operations to a significantly larger West Palm Beach facility from the Delray Beach facility and delays in attracting new patients to our new facility. The Company is actively building up its customer contact base to increase patient revenues.

Revenue from rental income was $82,015 and $84,112 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $2,097 or 2.5%. The decrease is due to foreign currency movements between the two periods.

Operating Expenses

Operating expenses were $1,476,513 and $531,846 for the three months ended March 31, 2019 and 2018, respectively, an increase of $944,667 or 177.6%. The increase is primarily due to the following:

●	General and administrative expenses of $382,153 and $193,732 for the three months ended March 31, 2019 and 2018, respectively, an increase of $188,401 or 97.2%, primarily due to an increase in property taxes of $357,075 relating to the leased East Avenue Properties, offset by sub-letting income of $205,941 on our 5400 East Avenue properties. All other items included in general and administrative expenses are immaterial.

●	Rent expense was $577,066 and $0 for the three months ended March 31, 2019 and 2018, an increase of 100%. This was due to the Company converting the option to purchase the property located at 5400 East Avenue, West Palm Beach, Florida, in which the treatment center is located into an operating lease during May 2018. The Company has an option to acquire the property.

●	Management fees of $0 and $46,533 for the three months ended March 31, 2019 and 2018, respectively, decreased by $46,533 or 100%, our CEO did not charge any fees during the current period to facilitate cash flow.

●	Professional fees of $44,154 and $38,010 for the three months ended March 31,, 2019 and 2018, respectively, increased by $6,144 or 16.2%, the slight increase is due to activity around the disposal of the property located at 801 Andrews Avenue, Delray Beach, Florida.

●	Salaries and wages of $404,264 and $185,156 for the three months ended March 31, 2019 and 2018, respectively, increased by $219,108 or 118.3%, primarily due to additional staff required to operate the significantly larger West Palm Beach facility, which was not in full operation during the prior period.

●	Depreciation was $75,876 and $68,415 for the three months ended March 31, 2019 and 2018, respectively, an increase of $7,461 or 10.9%, the increase is attributable to additional depreciation on the leasehold improvements affected on the East Avenue properties at the end of the prior year. Depreciation consists primarily of depreciation on property, plant and equipment related to the acquisition of the assets of Seastone of Delray and the acquisition of CCH, which owns the buildings in which Canadian Addiction Residential Treatment, now operates.

Operating loss

The operating loss was $1,394,498 and $418,544 for the three months ended March 31, 2019 and 2018, respectively, an increase of $975,954 or 233.2%. The increase is attributable to the decrease in revenue and the increase in rent, property taxes and other operating expenses discussed above.

Interest income

Interest income of $15,277 and $49 for the three months ended March 31, 2019 and 2018, respectively, an increase of $15,228. The interest earned in the current period relates to the escrow deposit on the sale of the Muskoka business in the 2017 year.

Interest expense

Interest expense of $345,098 and $170,451 for the three months ended March 31, 2019 and 2018, respectively, an increase of $174,647 or 102.5% was primarily due to the increase in convertible note funding during the prior year of a net $3,337,889 and a further increase in net convertible note funding of $1,043,197 during the current period. The funding was used for general working capital purposes.

Debt discount

Debt discount was $761,942 and $752,949 for the three months ended March 31, 2019 and 2018, respectively, an increase of $8,993 or 1.2%. The charge during the current period represents the amortization of the value of the warrants issued over the terms of the convertible loan agreements entered into during the current period and during 2018 and the amortization of the fair value of the beneficial conversion feature of the convertible notes issued to note holders during the current period and 2018. The fair value of the warrants and the beneficial conversion features are amortized over a six to twelve month period, the term of the underlying convertible securities.

Derivative liability movement

The derivative liability movement during the current year represents the mark to market movements of variably priced convertible notes and warrants issued during the current and prior years. These securities are marked to market on a quarterly basis and the resultant gain or loss is recorded as a derivative liability movement in the unaudited condensed consolidated statement of operations.

Foreign exchange movements

Foreign exchange movements of $(129,118) and $137,896 for the three months ended March 31, 2019 and 2018, respectively, represents the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars. The average exchange rate utilized during the current year of $0.7522 weakened by 3.0% from $0.7756 in the prior period.

Net loss

Net loss of $(3,088,680) and $(1,216,155) for the three months ended March 31, 2019 and 2018, respectively, an increase of $1,872,525 or 154.0%, is primarily due to the increase in operating expenses in the current period, the increase in interest expense over the prior period and the increase in the derivative liability movement and the foreign exchange gain in the prior period compared to a loss in the current period

Contingency related to outstanding payroll tax liabilities

The Company has also not filed certain foreign assets forms due to the US Federal Government. A provision of $250,000 was made for any potential penalties due This issue is being addressed by our tax advisors.

Liquidity and Capital Resources

Cash used in operating activities of $1,108,287 and provided by operations of $223,067 for the three months ended March 31, 2019 and 2018, respectively decreased by $1,331,354 or 596.8%. The decrease is primarily due to the following:

●	the increase in net loss of $1,872,525, discussed under operations above.

●	the movement in non-cash items increased by $498,074, primarily made up of;

○	the derivative liability movement of $461,145 due to the mark-to market of current derivative instruments;

●	The net movement in working capital items of $43,098

Cash used in investing activities of $10,834 and $286,912 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $276,078 or 96.2%. In the prior period the Company paid deposits on real estate of $286,912, while attempting to close the purchase of 5400 East Avenue, West Palm Beach, Florida.

Cash generated by financing activities was $1,008,720 and $232,334, an increase of $776,386 or 334.2%. The Company raised an additional net $773,197 from convertible notes over the prior period to fund working capital purposes

Over the next twelve months we estimate that the company will require approximately $2.5 million in working capital as it continues to develop its West Palm Beach facility and it is also exploring several other treatment center options and sources of patients throughout the country. The company may have to raise equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as medium.

On April 30, 2019, the Company concluded the sale of the real property located at 801 Andrews Avenue, Delray beach consisting of land and condominiums thereon, for gross proceeds of $3,500,000. The proceeds were used to settle the outstanding mortgage loan of $2,987,568, including interest thereon, commissions and expenses related to the sale of the property of approximately $183,819, and certain outstanding property taxes of $77,523. The net proceeds received by the company of $251,000 was used to repay a portion of the convertible debt.

In addition, we raised an additional CDN$255,000 and a further US$175,000 which together with proceeds of US$70,000 and CDN$75,000 received prior to March 31, 2019 were converted into Series N convertible notes.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2019

By:/s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	May 15, 2019
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	May 15, 2019
John O’Bireck

/s/ Gerald T. Miller	Director	May 15, 2019
Gerald T. Miller