Form 10-Q
period 2019-06-30
ETHEMA HEALTH Corp
filed 2019-08-19
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Number of shares of common stock outstanding as of August 19, 2019 was 146,296,452.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Health Corporation.

ETHEMA HEALTH CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ETHEMA HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS

Current assets
Cash	$24,961	$24,674
Accounts receivable	240,656	202,654
Prepaid expenses and other current assets	242,930	147,870
Related party receivables	59,763	32,650
Total current assets	568,310	407,848
Non-current assets
Deposit on real estate	2,924,955	2,940,546
Due on sale of business	76,412	372,366
Property, plant and equipment	4,948,275	8,948,349
Right of use assets	15,476,645	—
Total non-current assets	23,426,287	12,261,261
Total assets	$23,994,597	$12,669,109

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,784,915	$1,092,882
Taxes payable	767,155	775,392
Convertible notes	4,572,920	4,403,473
Promissory notes	161,751	—
Mortgage loans, current portion	110,815	172,276
Operating lease liability, current portion	835,898	—
Derivative liability	3,924,231	4,618,080
Related party payables	2,823,504	2,615,613
Total current liabilities	14,981,189	13,677,716
Non-current liabilities
Mortgage loans, net of current portion	3,906,127	6,707,346
Operating lease liability, net of current portion	14,824,699	—
Total non-current liabilities	18,730,826	6,707,346
Total liabilities	33,712,015	20,385,062

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 3,000,000 authorized, nil outstanding as of June 30, 2019 and December 31, 2018.	—	—
Preferred Stock - Series B; $0.01 par value, 10,000,000 authorized, nil outstanding as of June 30, 2019 and December 31, 2018.	—	—
Common stock; $0.01 par value, 500,000,000 shares authorized; 143,596,452 and 124,300,341 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	1,435,965	1,243,004
Additional paid-in capital	23,422,968	20,939,676
Accumulated other comprehensive income	712,525	630,411
Accumulated deficit	(35,288,876)	(30,529,044)
Total stockholders’ deficit	(9,717,418)	(7,715,953)
Total liabilities and stockholders’ deficit	$23,994,597	$12,669,109

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018

Revenues	$98,186	$66,694	$180,201	$179,996

Operating expenses
General and administrative	499,423	171,915	881,576	365,647
Rental expense	209,359	156,580	779,425	156,580
Management fees	—	45,565	—	92,098
Professional fees	399,673	145,088	443,827	183,098
Salaries and wages	328,449	208,280	732,713	393,436
Depreciation	56,419	68,041	132,295	136,456
Total operating expenses	1,493,323	795,469	2,969,836	1,327,315

Operating loss	(1,395,137)	(728,775)	(2,789,635)	(1,147,319)

Other Income (expense)
Interest income	—	(49)	15,262	—
Loss on disposal of property	(692,488)	—	(692,488)	—
Bonus shares issued to investors	(143,500)	—	(143,500)	—
Interest expense	(197,054)	(176,587)	(542,137)	(347,038)
Debt discount	(828,313)	(1,339,885)	(1,590,255)	(2,092,834)
Derivative liability movement	1,728,172	(796,795)	1,254,871	(808,951)
Foreign exchange movements	(142,832)	110,628	(271,950)	248,524
Net loss before taxation	(1,671,152)	(2,931,463)	(4,759,832)	(4,147,618)
Taxation	—	—	—	—
Net loss	(1,671,152)	(2,931,463)	(4,759,832)	(4,147,618)
Accumulated other comprehensive loss
Foreign currency translation adjustment	39,017	(53,186)	82,114	(95,645)

Total comprehensive loss	$(1,632,135)	$(2,984,649)	$(4,677,718)	$(4,243,263)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.04)	$(0.03)
Weighted average common shares outstanding – Basic and diluted	131,159,364	123,976,208	127,713,048	123,571,357

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Series B		Common		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Comprehensive Income	Accumulated Deficit	Total

Balance as of December 31, 2018	—	$—	124,300,341	$1,243,004	$20,939,676	$630,411	$(30,529,044)	$(7,715,953)

Fair value of warrants issued	—	—	—	—	874,566	—	—	874,566
Shares issued for commitment fees	—	—	71,111	711	4,267	—	—	4,978
Foreign currency translation	—	—	—	—	—	43,097	—	43,097
Net loss	—	—	—	—	—	—	(3,088,680)	(3,088,680)
Balance as of March 31, 2019	—	$—	124,371,452	$1,243,715	$21,818,509	$673,508	$(33,617,724)	$(9,881,992)

Fair value of warrants issued	—	—	—	—	332,209	—	—	332,209
Share based compensation	—	—	5,300,000	53,000	318,000	—	—	371,000
Conversion of convertible notes	—	—	11,875,000	118,750	831,250	—	—	950,000
Bonus shares issued to investors	—	—	2,050,000	20,500	123,000			143,500
Foreign currency translation	—	—	—	—	—	39,017	—	39,017
Net loss	—	—	—	—	—	—	(1,671,152)	(1,671,152)
Balance as of June 30, 2019	—	$—	143,596,452	$1,435,965	$23,422,968	$712,525	$(35,288,876)	$(9,717,418)

	Preferred Series B		Common		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Comprehensive Income	Accumulated Deficit	Total

Balance as of December 31, 2017	—	$—	123,239,230	$1,232,393	$18,545,913	$796,453	$(22,350,401)	$(1,775,642)

Shares issued for commitment fees	—	—	165,000	1,650	9,900	—	—	11,550
Foreign currency translation	—	—	—	—	—	(53,186)	—	(53,186)
Net loss	—	—	—	—	—	—	(1,216,155)	(1,216,155)
Balance as of March 31, 2018	—	$—	123,404,230	$1,234,043	$18,555,813	$743,267	$(23,566,556)	$(3,033,433)

Shares issued for commitment fees	—	—	605,000	6,050	41,100	—	—	47,150
Fair value of series N warrants issued	—	—	—	—	1,202,747	—	—	1,202,747
Foreign currency translation	—	—	—	—	—	(42,459)	—	(42,459)
Net loss	—	—	—	—	—	—	(2,931,463)	(2,931,463)
Balance as of June 30, 2018	—	$—	124,009,230	$1,240,093	$19,799,660	$700,808	$(26,498,019)	$(4,757,458)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30, 2019	Six months ended June 30, 2018
Operating activities
Net loss	$(4,759,832)	$(4,147,618)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	132,295	136,456
Non-cash interest accrual on escrow deposit	(15,229)	—
Loss on disposal of property	692,488
Bonus shares issued to investors	143,500
Non-cash compensation for services	371,000	58,700
Amortization of debt discount	1,590,255	2,092,834
Non-cash discount on convertible notes issued	—	103,000
Derivative liability movements	(1,254,871)	808,951
Movement on receivables reserve	—	(38,826)
Non-cash deferral of operating lease liability expense	183,952	—
Changes in operating assets and liabilities
Accounts receivable	(38,002)	196,982
Prepaid expenses and other current assets	(95,055)	51,678
Accrued purchase consideration	321,147	517,239
Accounts payable and accrued liabilities	700,015	6,525
Taxes payable	—	(3,896)
Net cash used in operating activities	(2,028,337)	(217,777)

Investing activities
Proceeds on disposal of property, net of closing costs of $183,344	3,318,141	—
Deposits paid	—	(1,133,657)
Deposit refunded	15,592	—
Purchase of fixed assets	(22,868)	(41,610)
Net cash provided by (used in) investing activities	3,310,865	(1,175,267)

Financing activities
Decrease in bank overdraft	—	(28,056)
Repayment of mortgage loans	(3,001,101)	(66,080)
Proceeds from convertible notes	2,010,000	2,550,000
Repayment of convertible notes	(775,377)	(433,000)
Proceeds from promissory notes	153,541	—
Proceeds from related party notes	97,633	(31,329)
Net cash (used by) provided by financing activities	(1,515,304)	1,991,535

Effect of exchange rate on cash	233,063	(253,690)

Net change in cash	287	344,802
Beginning cash balance	24,674	339
Ending cash balance	$24,961	$345,141

Supplemental cash flow information
Cash paid for interest	$498,757	$308,077
Cash paid for income taxes	$—	$—

Non cash investing and financing activities
Fair value of warrants issued	$1,206,775	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business

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

ETHEMA HEALTH CORPORATION

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies

Basis of presentation

The (a) unaudited condensed consolidated balance sheets as of June 30, 2019, which have been derived from the unaudited condensed consolidated financial statements, and as of December 31, 2018, which have been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on April 22, 2019.

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

The relevant translation rates are as follows: For the six months ended June 30, 2019, a closing rate of CDN$1.00 equals US$0.7641 and an average exchange rate of CDN$1.00 equals US$0.7498. For the six months ended June 30, 2018, a closing rate of CAD$1.00 equals US$0.7594 and an average exchange rate of CAD$1.0000 equals US$0.7715.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s accounts receivables were $240,656 and $202,654 for the six months ended June 30, 2019 and year ended December 31, 2018, respectively, and were included in other current assets in the consolidated balance sheets. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated accounts receivable settlements resulted in a decrease in revenues of $0 and $262,353 for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively.

ETHEMA HEALTH CORPORATION

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

c)	Revenue Recognition (continued)

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

The patients have been treated and provided with services by the Company; there is clear evidence that an arrangement exists; the amount of revenue and related costs can be measured reliably; and it is probable that the economic benefits associated with the transaction will flow to the Company.

d)	Non-monetary transactions

The Company’s policy is to measure an asset exchanged or transferred in a non-monetary transaction at the more reliable measurement of the fair value of the asset given up and the fair value of the asset received, unless:

●	The transaction lacks commercial substance;
●	The transaction is a transfer between entities under common control;
●	The transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange;
●	Neither the fair value of the asset received nor the fair value of the asset given up is reliably measurable; or
●	The transaction is a non-monetary, non-reciprocal transfer to owners that represents a spinoff or other form of restructuring or liquidation.

e)	Cash and cash equivalents

The Company’s policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition. The Company had no cash equivalents at June 30, 2019 and December 31, 2018.

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

Stock based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have minimal awards with performance conditions and no awards dependent on market conditions.

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

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, June 30, 2019 and December 31, 2018.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $14,412,879 accumulated deficit of $35,288,876. The Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to minimal interest rate risk as there is no overdraft indebtedness as of June 30, 2019. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as it has subsidiaries that operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at June 30, 2019, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $83,570 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mitigate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at June 30, 2019 the Company has a working capital deficiency of $14,412,879 and accumulated deficit of $35,288,876. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan, and generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These factors create substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities or other adjustments that may be necessary should the Company not be able to continue as a going concern.

4.	Prepaid expenses and other current assets

Prepaid expenses and other current assets includes the following:

On February 25, 2019, the Company entered into a Letter of Intent whereby it would purchase a 33.33% interest in Local Link Wellness, LLC (“LLW”) for gross proceeds of $400,000. LLW proposes to provide a comprehensive addiction treatment program to large employee groups. The company has advanced LLW a total of $120,000 as at June 30, 2019. These funds were advanced as short-term promissory notes that are immediately due and payable.

5.	Assets held for resale

On April 2, 2019, the Company entered into a Commercial Contract whereby the real property at 801 Andrews Avenue, Delray Beach, Florida, consisting of land and condominiums thereon, was sold to JAGGM, LLC for $3,500,000. This transaction closed on April 26, 2019.

The loss realized on the disposal was calculated as follows:

Amount

Proceeds received	$3,500,485
Less: closing costs	(182,344)
Net proceeds received	3,318,141

Assets sold:
Land	1,877,618
Buildings thereon	2,060,219
Furniture and fixtures	72,792
4,010,629

Loss on disposal	$692,488

ETHEMA HEALTH CORPORATION

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Deposit on real estate

On November 2, 2017, the Company entered into an Agreement to purchase from AREP 5400 East Avenue LLC certain buildings in West Palm Beach, Florida, totaling approximately 80,000 square feet, on which the present tenant operates a substance abuse treatment center. The purchase price of the Property is $20,530,000. The Company made a series of nonrefundable down payments totaling $2,924,955 and $1,825,000 as of June 30, 2019 and $2,940,546 as of December 31, 2018. On May 23, 2018, the Company converted the agreement to purchase AREP 5400 East Avenue LLC. (“the landlord”) into a lease agreement with a purchase option of $17,250,000, increasing by $750,000 per month, commencing on August 31, 2018, until the purchase option is exercised. The premises is located at 5400, 5402 and 5410 East Avenue, West Palm Beach, Florida (the “Property”). The lease is for an initial 10 years and provides for two additional 10 year extensions.

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

On February 14, 2017, the Company sold its Canadian Rehab Clinic for gross proceeds of CDN$10,000,000, of which CDN$1,500,000 had been retained in an escrow account for a period of up to two years in order to guarantee the warranties provided by the Company in terms of the APA. As of June 30, 2019, CDN$1,055,042 of the escrow had been refunded to the Company and CDN$365,268 had been used to affect building improvements to the premises owned by CCH, for a total reduction of CDN$1,420,310. The remaining escrow balance was CDN$100,000 consisting of principal of CDN$76,690 and accrued interest thereon of CDN$20,310.

8.	Property, plant and equipment

Property, plant and equipment consists of the following:

	June 30, 2019			December 31, 2018
	Cost	Accumulated Depreciation	Net book value	Net book value

Land	$1,040,596	$—	$1,040,596	$2,911,530
Property	4,059,658	(408,047)	3,651,611	5,750,045
Leasehold improvements	271,074	(15,006)	256,068	251,774
Furniture and fixtures	—	—	—	35,000
	$5,371,328	$(423,053)	$4,948,275	$8,948,349

Depreciation expense for the three months ended June 30, 2019 and 2018 was $56,419 and $68,041, respectively, and for the six months ended June 30, 2019 and 2018 was $132,295 and $136,456, respectively.

9.	Leases

Adoption of ASC Topic 842, Leases

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective method applied to leases that were in place as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. The Company's leases consists of operating leases that relate to real estate rental agreements. All of the value of the Company's lease portfolio relates to a real estate lease agreement that was entered into in May 2018.

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

Discount Rate applied to property operating lease

To determine the present value of minimum future lease payments for operating leases at January 1, 2019, the Company was required to estimate a rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment (the "incremental borrowing rate" or "IBR").

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

Right of use assets

Right of use assets are included in the unaudited condensed consolidated Balance Sheet are as follows:

June 30, 2019

Non-current assets
Right of use assets, operating leases, net of amortization	$15,467,645

Total operating lease cost

Individual components of the total lease cost incurred by the Company is as follows:

Six months ended June 30, 2019

Operating lease expense	$1,068,624

Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease.

Maturity of operating leases

 The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2019	$917.930
2020	1,882,422
2021	1,962,242
2022	2,042,062
2023 and thereafter	12,436,420
Total undiscounted minimum future lease payments	19,241,076
Deferred rental liability on straight line amortization	183,952
Imputed interest	(3,764,431)
Total operating lease liability	$15,660,597

Disclosed as:
Current portion	$835,898
Non-current portion	14,824,699
$15,660,597

ETHEMA HEALTH CORPORATION

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Taxes payable

The taxes payable consist of:

●	A payroll tax liability of $139,520 (CDN$182,589) in Greenestone Muskoka which has not been settled as yet.
●	The Company has assets and operates businesses in Canada and is required to disclose these operations to the US taxation authorities, the requisite disclosure has not been made. Management has reserved the maximum penalty due to the IRS in terms of non-disclosure. This non-compliance with US disclosure requirements is currently being addressed. An amount of $250,000 has been accrued for any potential exposure the Company may have.
●	Estimated income taxes payable in certain of the Canadian operations.

	June 30, 2019	December 31, 2018

Payroll taxes	$139,520	$133,843
HST/GST payable	4,670	33,757
US penalties due	250,000	250,000
Income tax payable	372,965	357,792

	$767,155	$775,392

11.	Convertible notes

The convertible notes consist of the following:

	Interest rate	Maturity date	Principal	Interest	Debt Discount	June 30, 2019	December 31, 2018

Leonite Capital LLC	11.0%	July 25, 2019	$2,243,179	$63,793	$(32,391)	$2,274,581	$2,494,180

Power Up Lending Group Ltd	9.0%	May 15,2019	-	-	-	-	94,595
	9.0%	September 10, 2019	-	-	-	-	44,484
	9.0%	October 30, 2019	53,000	2,247	(21,993)	33,254	-
	9.0%	November 15, 2019	138,000	5,206	(65,443)	77,763	-
	9.0%	January 30, 2020	128,000	3,661	(69,543)	62,118	-

First Fire Global Opportunities Fund	12.0%	December 9, 2019	200,000	3,205	(114,909)	88,296	-

Series N convertible notes	6.0%	May 17, 2019 to June 11,2020	2,999,000	135,741	(1,097,833)	2,036,908	1,770,214

						$4,572,920	$4,403,473

ETHEMA HEALTH CORPORATION

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Convertible notes (continued)

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

The Note provided that the parties use reasonable best efforts to close on the remaining $1,200,000 of availability under the Note by January 1, 2018. As a condition to the closing of the Balance Tranche, the parties must finalize and enter into additional agreements related to the Private Offering, including, but not limited to, (i) a Securities Purchase Agreement; (ii) a Warrant Agreement under which the Investor will have the right to purchase up to 27,500,000 shares of the Company’ common stock for $0.10 per share, subject to adjustment, for a period of five years; (iii) a Securities Pledge Agreement under which the Company and the Subsidiaries will grant the lender a blanket lien on their assets, and the Company will pledge its equity ownership in the Subsidiaries. Upon the closing of the Balance Tranche the maturity date of the Note was to become December 1, 2018.

On December 29, 2017, effective as of December 1, 2017, the Company and the Subsidiaries entered into an Amended and Restated Senior Secured Convertible Promissory Note, which note amended and restated the Note to (a) extend the maturity date to December 1, 2018; (b) remove CCH, as an obligor; (c) increase the interest rate by 2.00% per annum, to 8.5% per annum; and (d) issue an additional 250,000 shares of the Company’s common stock to the Investor. In connection with the execution of the amendment, the parties entered into (i) a Securities Purchase Agreement; (ii) a Warrant Agreement under which the Investor will have the right to purchase up to 27,500,000 shares of the Company’ common stock for $0.10 per share, subject to adjustment, for a period of five years; (iii) a Security and Pledge Agreement and a General Security Agreement under which the Company and the Subsidiaries will grant the Investor a blanket lien on their assets, and the Company will pledge its equity ownership in the Subsidiaries; effective January 2, 2018.

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

On March 12, 2018, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $330,000, including an Original Issue Discount of $30,000, for net proceeds of $300,000. The note had a maturity date of March 19, 2018. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the purchaser following the issue date into shares of the Company’s common stock at a conversion price equal to $0.06 per share subject to anti-dilution and price protection. The Company paid a commitment fee of $19,800 settled through the issue of 330,000 shares of common stock. This note was repaid on the maturity date for gross proceeds of $330,000.

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

Leonite Capital, LLC (continued)

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

On January 17, 2019, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $71,111, including an Original Issue Discount of $7,111, for net proceeds of $64,000. The note had a maturity date of July 25, 2019 and bears interest at 11.0% per annum. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser following the issue date into shares of the Company’s common stock at a conversion price equal to $0.06 per share subject to price protection and anti-dilution protection. The Company paid a commitment fee of $4,978 settled through the issue of 71,111 shares of common stock. In conjunction with this note the Company issued a five year warrant to purchase 1,185,183 shares of common stock at an exercise price of $0.10 per share, subject to anti-dilution and price protection.

Effective March 19, 2019, the Company entered into a note extension agreement with Leonite, whereby the convertible notes outstanding to Leonite, amounting to $2,420,000, for consideration of $75,000 added to the principal outstanding on the note on January 1, 2019, a further $75,000 added to the principal outstanding on the note on February 1, 2019 and a further $100,000 added to the principal of the note on March 15, 2019, the maturity date of all of the convertible notes above were extended to July 25, 2019.

Power Up Lending Group LTD

On July 31, 2018, the Company, entered into a Securities Purchase Agreement with Power Up, pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $153,000. The Note has a maturity date of May 15, 2019 and bears interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion. On January 28, 2019, the Company repaid the Power Up convertible note entered into on July 31, 2018 of $153,000 together with interest and early settlement penalty thereon for a payout of $207,679.

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

First Fire Global Opportunities Fund

On March 5, 2019, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $200,000, for net proceeds of $192,000 after the payment of legal fees and origination fees amounting to $8,000. The note has a maturity date of December 9, 2019. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser 180 days after the issued date into shares of the Company’s common stock at the lower of $0.08 per share or 65% of the lowest trade price during the ten consecutive trading days immediately prior to conversion. The note has certain buyback terms if the Company consummates a registered or unregistered primary offering of securities for capital raising purposes, or an option to convert at a 20% discount to the offering price to investors.

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

Between January 28, 2019 and June 12, 2019, the Company closed several tranches of Series N Convertible notes in which it raised $1,444,000 in principal from accredited investors through the issuance to the investors of the Company’s Series N convertible notes, in the total original principal amount of $1,444,000, which Notes are convertible into the Company’s common stock at a conversion price of $0.08 per share together with three year warrants to purchase up to a total of 18,050,000 shares of the Company’s common stock at an exercise price of $0.12 per share. Both the conversion price under the Notes and the exercise price under the warrants are subject to standard adjustment mechanisms. The notes mature one year from the date of issuance.

On May 15, 2019, one investor converted the aggregate principal amount of $950,000 of Series N convertible notes into 11,875,000 shares of common stock at a conversion price of $0.08 per share.

12.	Mortgage loans

Mortgage loans payable is disclosed as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	June 30, 2019	December 31, 2018

Cranberry Cove Holdings, Ltd.
Pace Mortgage	4.2%	July 19, 2022	$4,011,864	$5,078	$4,016,942	$3,924,836
ARIA
Mortgage	5.0%	February 13, 2020	-	-	-	2,954,786
			$4,011,864	$5,078	$4,016,942	$6,879,622
Disclosed as follows:
Short-term portion					$110,815	$172,276
Long-term portion					3,906,127	6,707,346
					$4,016,942	$6,879,622

The aggregate amount outstanding is payable as follows:

Amount
Within one year	110,815
One to two years	110,225
Two to three years	114,903
Three to four years	3,680,999
Total	$4,016,942

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

13.	Derivative liabilities

The short-term convertible notes, together with certain warrants issued to Leonite and the short term convertible notes disclosed in note 11 above and note 15 below, have variable priced conversion rights with no fixed floor price and will reprice dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $1,335,709 using a Black-Scholes valuation model.

The derivative liability is marked-to-market on a quarterly basis. As of June 30, 2019, the derivative liability was valued at $3,924,231.

The following assumptions were used in the Black-Scholes valuation model:

Six months ended June 30, 2019

Calculated stock price	$0.07 to $0.09
Risk free interest rate	1.71% to 2.56%
Expected life of convertible notes and warrants	3 to 60 months
expected volatility of underlying stock	124.7% to 206.8%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	June 30, 2019	December 31, 2018

Opening balance (January 1)	$4,618,080	$2,859,832
Derivative liability on issued convertible notes and variable priced warrants	561,022	1,335,709
Fair value adjustments to derivative liability	(1,254,871)	422,539

Closing balance	$3,924,231	$4,618,080

ETHEMA HEALTH CORPORATION

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Related party transactions

Shawn E. Leon

As of June 30, 2019 and December 31, 2018 the Company had a receivable of $59,763 and $32,650, respectively from Shawn E. Leon.. Mr. Leon is a director and CEO of the Company. The balances receivable is non-interest bearing and has no fixed repayment terms.

Mr. Leon was paid management fees of $0 and $92,098 for the six months ended June 30, 2019 and 2018 respectively.

Leon Developments, Ltd.

As of June 30, 2019 and December 31, 2018, the Company owed Leon Developments, Ltd., $1,658,386 and $1,581,499, respectively. The balance owing to Leon Developments, Ltd. Is non-interest bearing and has no fixed terms of repayment.

Eileen Greene

As of June 30, 2019 and December 31, 2018, the Company owed Eileen Greene, the spouse of Mr. Leon, $1,165,119 and $1,034,114, respectively. The amount owing to Ms. Greene is non-interest bearing and has no fixed repayment terms.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

15.	Stockholders' deficit

a)	Common shares

Authorized, issued and outstanding

The Company has authorized 500,000,000 shares with a par value of $0.01 per share. The company has issued and outstanding 143,596,452 and 124,300,341as of June 30, 2019 and December 31, 2018, respectively.

On January 17, 2019, the Company issued 71,111 shares of common stock to Leonite in connection with the closing of a financing of a Senior Secured Convertible Note. The shares were valued at $4,978 on the issue date and recorded as a debt discount.

On May 15, 2019, a Series N convertible note holder converted an aggregate principal amount of $950,000 of principal debt into 11,875,000 at a conversion price of $0.08 per share.

During June 2019, the Company issued a total of 5,300,000 shares of common stock to certain consultants, directors and employees for services rendered during the course of the current fiscal year. These shares of common stock were valued at $371,000 at the date of grant.

During June 2019, the Company issued a total of 2,050,000 shares of common stock to certain investors as bonus shares. These shares were valued at $0.07 per share on the date of issuance.

b)	Preferred shares

Authorized, issued and outstanding

The Company has authorized 13,000,000 preferred shares with a par value of $0.01 per share, designated as 3,000,000 series A convertible preferred shares and 10,000,000 series B convertible preferred shares. The Company has no preferred shares issued and outstanding.

c)	Warrants

In terms of the convertible note agreements entered into with Leonite disclosed in note 11 above, the Company granted warrants exercisable over a total of 1,185,183 shares of common stock at an initial exercise price of $0.10 per share, which was recorded as a debt discount.

In terms of the Series N Convertible debt issued to various accredited investors, disclosed in note 11 above, the Company granted warrants exercisable over a total of 18,050,000 shares of common stock at an initial exercise price of $0.12 per share, which was recorded as a debt discount.

ETHEMA HEALTH CORPORATION

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Stockholders' deficit (continued)

c)	Warrants (continued)

The warrants were valued using a Black Scholes pricing model and the relative fair value method, on the date of grant at $1,231,258 using the following weighted average assumptions:

Six months ended June 30, 2019

Calculated stock price	$0.07 to $0.09
Risk free interest rate	1.81% to 2.58%
Expected life of warrants	36 to 60 months
expected volatility of underlying stock	169.8% to 186.7%
Expected dividend rate	0%

The volatility of the common stock is estimated using historical data of the Company’s common stock. The risk-free interest rate used in the Black Scholes pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the warrants granted. An expected dividend yield of zero is used in the valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of June 30, 2019, the Company does not anticipate any awards will be forfeited in the valuation of the warrants.

A summary of all of the Company’s warrant activity during the period January 1, 2018 to June 30, 2019 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2018	49,504,075	0.0033 to $.0.10	$0.0690
Granted	48,295,833	0.10 to $0.12	0.1130
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding December 31, 2018	97,799,908	$0.03 to $0.12	$0.0910
Granted	19,235,183	$0.10 to $0.12	0.1188
Forfeited/cancelled	(300,000)	$0.0033	(0.0033)
Exercised	—	—	—
Outstanding June 30, 2019	116,735,091	$0.03 to $0.12	$0.0954

The following table summarizes information about warrants outstanding at June 30, 2019:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.03	21,704,075	0.73		21,704,075
$0.10	45,668,516	3.60		45,668,516
$0.12	49,362,500	2.35		49,362,500

	116,735,091	2.54	$0.0954	116,735,091	$0.0954

All of the warrants outstanding as of June 30, 2019 and December 31, 2018 are vested. The warrants outstanding as of June 30, 2019 have an intrinsic value of $868,163.

ETHEMA HEALTH CORPORATION

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Stockholders' deficit (continued)

d)	Stock options

Our board of directors adopted the Greenestone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 480,000 options as of June 30, 2019 under the Plan.

No options were issued, exercised or cancelled during the six months ended June 30, 2019 and the year ended December 31, 2018, respectively.

The following table summarizes information about options outstanding as of June 30, 2019:

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.12	480,000	0.34		480,000

	480,000	0.34	$0.12	480,000	$0.12

The Company issued Stock options to a former officer vesting over a 24-month period commencing on November 1, 2014 expiring on October 31, 2019, a formal option agreement has not been issued as yet, as such the terms of these options are uncertain.

As of June 30, 2019 there was no unrecognized compensation costs related to these options and the fair value of the options as of June 30, 2019 was $0.

16.	Segment information

The Company has two reportable operating segments:

a.	Rental income from the property owned by CCH subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, these services were provided to customers at the Company’s Addiction Recovery Institute of America and Seastone of Delray operations.

ETHEMA HEALTH CORPORATION

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Segment information (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Three months ended June 30, 2019
	Rental Operations	In-Patient services	Total

Revenue	$82,461	$15,725	$98,186
Operating expenses	36,989	1,456,334	1,493,323

Operating income (loss)	45,472	(1,440,609)	(1,395,137)

Other (expense) income
Loss on disposal of property	—	(692,488)	(692,488)
Bonus shares issued to investors	—	(143,500)	(143,500)
Interest expense	(40,666)	(156,388)	(197,054)
Amortization of debt discount	—	(828,313)	(828,313)
Loss on change in fair value of derivative liability	—	1,728,172	1,728,172
Foreign exchange movements	(26,066)	(116,766)	(142,832)
Net loss before taxation	(21,260)	(1,649,892)	(1,671,152)
Taxation	—	—	—
Net loss from operations	$(21,260)	$(1,649,892)	$(1,671,152)

	Three months ended June 30, 2018
	Rental Operations	In-Patient services	Total

Revenue	$83,031	$(16,337)	$66,694
Operating expenses	45,102	750,366	795,468

Operating income (loss)	37,929	(766,703)	(728,774)

Other (expense) income
Interest income	—	(49)	(49)
Interest expense	(42,845)	(133,742)	(176,587)
Amortization of debt discount	—	(1,339,885)	(1,339,885)
Loss on change in fair value of derivative liability	—	(796,795)	(796,795)
Foreign exchange movements	18,345	92,283	110,628
Net income (loss) before taxation	13,429	(2,944,891)	(2,931,462)
Taxation	—	—	—
Net income (loss) from operations	$13,429	$(2,944,891)	$(2,931,462)

ETHEMA HEALTH CORPORATION

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Segment information (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Six months ended June 30, 2019
	Rental Operations	In-Patient services	Total

Revenue	$164,476	$15,725	$180,201
Operating expenses	74,229	2,895,607	2,969,836

Operating income (loss)	90,247	(2,879,882)	(2,789,635)

Other (expense) income
Interest income	—	15,262	15,262
Loss on disposal of property	—	(692,488)	(692,488)
Bonus shares issued to investors	—	(143,500)	(143,500)
Interest expense	(82,046)	(460,091)	(542,137)
Amortization of debt discount	—	(1,590,255)	(1,590,255)
Loss on change in fair value of derivative liability	—	1,254,871	1,254,871
Foreign exchange movements	(45,296)	(226,654)	(271,950)
Net loss before taxation	(37,095)	(4,722,737)	(4,759,832)
Taxation	—	—	—
Net loss from operations	$(37,095)	$(4,722,737)	$(4,759,832)

	Six months ended June 30, 2018
	Rental Operations	In-Patient services	Total

Revenue	$167,143	$12,853	$179,996
Operating expenses	76,504	1,250,811	1,327,315

Operating income (loss)	90,639	(1,237,958)	(1,147,319)

Other (expense) income
Interest expense	(92,895)	(254,143)	(347,038)
Amortization of debt discount	—	(2,092,834)	(2,092,834)
Loss on change in fair value of derivative liability	—	(808,951)	(808,951)
Foreign exchange movements	47,555	200,969	248,524
Net income (loss) before taxation	45,299	(4,192,917)	(4,147,618)
Taxation	—	—	—
Net income (loss) from operations	$45,299	$(4,192,917)	$(4,147,618)

ETHEMA HEALTH CORPORATION

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Segment information (continued)

The segment operating results of the reportable segments are disclosed as follows:

The operating assets and liabilities of the reportable segments are as follows:

	June 30, 2019
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	—	22,868	22,868
Assets
Current assets	9,630	558,680	568,310
Non-current assets	2,916,346	20,509,941	23,426,287
Liabilities
Current liabilities	(2,075,136)	(12,906,053)	(14,981,189)
Non-current liabilities	(4,016,852)	(14,713,974)	(18,730,826)
Intercompany balances	719,954	(719,954)	—
Net liability position	(2,446,058)	(7,271,360)	(9,717,418)

17.	Net loss per common share

For the three and six months ended June 30, 2019 and 2018, the following options and warrants were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

	June 30, 2019	June 30, 2018

Stock options	480,000	480,000
Warrants	116,735,091	82,587,408
Convertible notes	78,944,078	43,916,472

	196,159,169	126,983,880

18.	Commitment and contingencies

a)	Contingency related to outstanding penalties

The Company has provided for potential US penalties of $250,000 due to non-compliance with the filing of certain required returns. The actual liability may be higher due to interest and penalties assessed by these taxing authorities.

b)	Option to purchase lease property

On May 23, 2018, the Company entered into a Lease Agreement pursuant to which it leased from the AREP 5400 East Avenue LLP (the “Landlord”), the premises located at 5400, 5402, and 5410 East Avenue, West Palm Beach, Florida (the “Property”). The Lease has an initial term of 10 years and provides for 2 additional 10 year extensions. The Company has the option to purchase the property initially for $17,250,000, which amount has increased to $25,500,000 as of July 31, 2019, plus any landlord funded improvements. The option to purchase increases by $750,000 per calendar month. The initial base rental is $146,337 per month, plus any taxes imposed on the premises or the base rental.

ETHEMA HEALTH CORPORATION

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	Commitment and contingencies

c)	Future minimum operating lease payments

In terms of the lease agreement mentioned above the Company is obligated to make the following minimum undiscounted lease payments:

Amount

Remainder of 2019	$917,930
2020	1,882,422
2021	1,962,242
2022	2,042,062
2023 and thereafter	12,436,420
Total undiscounted minimum future lease payments	$19,241,076

d)	Mortgage payments

The Company is obligated to make the following mortgage loans payments:

Amount
Within one year	$110,815
One to two years	110,225
Two to three years	114,903
Three to four years	3,680,999
Total	$4,016,942

e)	Other

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

19.	Subsequent events

 On July 8, 2019, 2019, the Company, entered into a Securities Purchase Agreement with Labrys Fund, LP, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $282,000 for net proceeds of $253,800 after an original issue discount of $28,200. The Note has a maturity date of January 8, 2020 and bears interest at the rate of twelve percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of Power Up during the period beginning on the date that is 180 days following the issue date into shares of the Company's common stock at a conversion price equal to 60% of the lowest closing bid price of the Company's common stock for the thirty trading days prior to conversion. The Company was also required to issue 2,764,706 shares of common stock, which shares will be returned to the Company if the note is repaid prior to the expiry of 180 days from the date of issuance.

On August 7, 2019, the Company, entered into a Securities Purchase Agreement with Auctus Fund, LLC, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $225,000 for net proceeds of $197,250 after expenses and original issue discount of $25,000. The Note has a maturity date of May 7, 2020 and bears interest at the rate of ten percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of Auctus Fund, LLC during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 60% of the lowest closing bid price of the Company’s common stock for the thirty trading days prior to conversion.

The Company has reached an agreement with Leonite Capital, LLC whereby it has agreed to transfer ownership of the land and buildings at 810 Andrews Avenue, Delray Beach, valued at $1,500,000, in partial settlement of the principal and interest outstanding of $2,306,972 as at June 30, 2019. Leonite has agreed to further negotiate extend the maturity date of the remaining balance outstanding to December 31, 2019.

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

Results of Operations

For the three months ended June 30, 2019 and June 30, 2019.

Revenues were $98,186 and $66,694 for the three months ended June 30, 2019 and 2018, respectively, an increase of $31,492 or 17.5%.

Revenue from patient treatment was $15,725 and $(16,337) for the three months ended June 30, 2019 and 2018, respectively, an increase of $32,062 or 196.3%. The increase is due to an adjustment made to revenue in the prior period and limited patient care income in the current period. We are attempting to develop specialized programs for niche groups which will assist in utilizing the West Palm Beach facility. We are actively building up our customer contact base to increase patient revenues.

Revenue from rental income was $82,462 and $83,031 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $569 or 0.7%. The decrease is due to foreign currency movements between the two periods.

Operating Expenses

Operating expenses were $1,494,323 and $795,469 for the three months ended June 30, 2019 and 2018, respectively, an increase of $697,854 or 87.7%. The increase is primarily due to the following:

●	General and administrative expenses of $499,423 and $171,915 for the three months ended June 30, 2019 and 2018, respectively, an increase of $327,508 or 89.6%, primarily due to an increase in directors fees of $70,000 paid by the issuance of stock during the current period, the balance is made up of general increases in individually immaterial expenses associated with running a much larger facility in West Palm Beach.

●	Rent expense was $209,359 and $156,580 for the three months ended June 30, 2019 and 2018, an increase of $52,779 or 89.6%. This was due to the Company converting the option to purchase the property located at 5400 East Avenue, West Palm Beach, Florida, in which the treatment center is located into an operating lease during May 2018. The Company has an option to acquire the property.

●	Management fees of $0 and $45,565 for the three months ended June 30, 2019 and 2018, respectively, decreased by $45,565 or 100%, our CEO did not charge any fees during the current period to facilitate cash flow.

●	Professional fees of $399,673 and $145,088 for the three months ended June 30, 2019 and 2018, respectively, increased by $254,585 or 139.0%, the increase is due to consulting fees paid to two individuals who assisted with business development during the relocation of operations to the USA from Canada.

●	Salaries and wages of $328,449 and $208,280 for the three months ended June 30, 2019 and 2018, respectively, increased by $120,169 or 30.5%, primarily due to additional staff required to operate the significantly larger West Palm Beach facility, which was not in full operation during the prior period.

●	Depreciation was $56,419 and $68,041 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $11,622 or 8.5%, the decrease is attributable to the disposal of the condominiums in Delray Beach during the current quarter. Operating loss

Operating loss

The operating loss was $1,395,137 and $728,775 for the three months ended June 30, 2019 and 2018, respectively, an increase of $666,362 or 58.1%. The increase is attributable to the general increase in general and administrative expenses, the increased salaries expense and professional fees paid during the current period.

Loss on disposal of property

The loss on disposal of property of $692,488 and $0 for the three months ended June 30, 2019 and 2018, respectively, an increase of 100% was due to the sale of the condominiums in Delray Beach, the proceeds were used to settle the mortgage owing on the properties.

Bonus shares issued to investors

The bonus shares to investors of $143,500 and $0 for the three months ended June 30, 2019 and 2018, respectively, increased by 100%. Bonus shares were issued to certain investors during the current period to facilitate additional investment in the Company.

Interest expense

Interest expense of $197,054 and $176,587 for the three months ended June 30, 2019 and 2018, respectively, an increase of $20,467 or 11.6% was primarily due to the increase in convertible note funding during the current period of $443,000 during the current period. The funding was used for general working capital purposes.

Debt discount

Debt discount was $828,313 and $1,339,885 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $511,572 or 24.4%. The charge during the current period represents the amortization of the value of the warrants issued over the terms of the convertible loan agreements entered into during the current period and during 2018 and the amortization of the fair value of the beneficial conversion feature of the convertible notes issued to note holders during the current period and 2018. The fair value of the warrants and the beneficial conversion features are amortized over a six to twelve month period, the term of the underlying convertible securities.

Derivative liability movement

The derivative liability movement of 1,728,172 (gain) and (796,795) (loss) represents the mark to market movements of variably priced convertible notes and warrants issued during the current and prior comparative period. These securities are marked to market on a quarterly basis and the resultant gain or loss is recorded as a derivative liability movement in the unaudited condensed consolidated statement of operations.

Foreign exchange movements

Foreign exchange movements of $(142,832) and $110,628 for the three months ended June 30, 2019 and 2018, respectively, represents the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars. The average exchange rate utilized during the current year of $0.7498 weakened by 2.8% from $0.7715 in the prior period.

Net loss

Net loss of $(1,671,152) and $(2,931,463) for the three months ended June 30, 2019 and 2018, respectively, a decrease of $1,260,309 or 30.4%, is primarily due to the increase in operating expenses in the current period, the loss realized on the sale of the property, offset by the swing in derivative liability movements of $2,524,967 during the comparative periods.

For the six months ended June 30, 2019 and June 30, 2019.

Revenues were $180,201 and $179,996 for the six months ended June 30, 2019 and 2018, respectively, an increase of $205 or 0.1%.

Revenue from patient treatment was $15,725 and $12,853 for the six months ended June 30, 2019 and 2018, respectively, an increase of $2,872 or 22.3%. We are attempting to develop specialized programs for niche groups which will assist in utilizing the West Palm Beach facility. We are actively building up our customer contact base to increase patient revenues.

Revenue from rental income was $164,476 and $167,143 for the six months ended June 30, 2019 and 2018, respectively, a decrease of $2,267or 1.6%. The decrease is due to foreign currency movements between the two periods.

Operating Expenses

Operating expenses were $2,969,836 and $1,327,315 for the six months ended June 30, 2019 and 2018, respectively, an increase of $1,642,521 or 123.7%. The increase is primarily due to the following:

●	General and administrative expenses of $881,576 and $365,647 for the six months ended June 30, 2019 and 2018, respectively, an increase of $515,929 or 141.1%, primarily due to an increase in property taxes of $441,711 and directors fees of $70,000 paid by the issuance of stock during the current period, the balance is made up of general movements in individually immaterial expenses associated with running a much larger facility in West Palm Beach.

●	Rent expense was $779,425 and $156.580 for the six months ended June 30, 2019 and 2018, an increase of $622,845 or 397.8%. This was due to the Company converting the option to purchase the property located at 5400 East Avenue, West Palm Beach, Florida, in which the treatment center is located into an operating lease during May 2018. The Company has an option to acquire the property.

●	Management fees of $0 and $92,098 for the six months ended June 30, 2019 and 2018, respectively, decreased by $92,098 or 100%, our CEO did not charge any fees during the current period to facilitate cash flow.

●	Professional fees of $443,827 and $183,098 for the six months ended June 30, 2019 and 2018, respectively, increased by $260,729 or 142.4%, the increase is due to consulting fees paid to two individuals who assisted with business development during the relocation of operations to the USA from Canada.

●	Salaries and wages of $732,713 and $393,436 for the six months ended June 30, 2019 and 2018, respectively, increased by $339,277 or 86.2%, primarily due to additional staff required to operate the significantly larger West Palm Beach facility, which was not in full operation during the prior period.

●	Depreciation was $132,295 and $136,456 for the six months ended June 30, 2019 and 2018, respectively, a decrease of $4,161 or 3.0%, the decrease is attributable to the disposal of the condominiums in Delray Beach during the current quarter.

Operating loss

The operating loss was $2,789,635 and $1,147,319 for the six months ended June 30, 2019 and 2018, respectively, an increase of $1,642,316 or 143.1%. The increase is attributable to the general increase in general and administrative expenses, the increased salaries expense and professional fees paid during the current period.

Interest income

Interest income of $15,262 and $0 for the six months ended June 30, 2019 and 2018, respectively. The interest earned in the current period relates to the escrow deposit on the sale of the Muskoka business in the 2017 year.

Loss on disposal of property

The loss on disposal of property of $692,488 and $0 for the six months ended June 30, 2019 and 2018, respectively, an increase of 100% was due to the sale of the condominiums in Delray Beach, the proceeds were used to settle the mortgage owing on the properties.

Bonus shares issued to investors

The bonus shares to investors of $143,500 and $0 for the six months ended June 30, 2019 and 2018, respectively, increased by 100%. Bonus shares were issued to certain investors during the current period to facilitate additional investment in the Company.

Interest expense

Interest expense of $542,137 and $347,038 for the six months ended June 30, 2019 and 2018, respectively, an increase of $195,099 or 56.2% was primarily due to the increase in convertible note funding during the current period of a net $2,010,000. The funding was used for general working capital purposes.

Debt discount

Debt discount was $1,590,255 and $2,092,834 for the six months ended June 30, 2019 and 2018, respectively, a decrease of $502,579 or 24.0%. The charge during the current period represents the amortization of the value of the warrants issued over the terms of the convertible loan agreements entered into during the current period and during 2018 and the amortization of the fair value of the beneficial conversion feature of the convertible notes issued to note holders during the current period and 2018. The fair value of the warrants and the beneficial conversion features are amortized over a six to twelve month period, the term of the underlying convertible securities.

Derivative liability movement

The derivative liability movement of 1,254,871 (Gain) and (808,951) (Loss) represents the mark to market movements of variably priced convertible notes and warrants issued during the current and prior comparative period. These securities are marked to market on a quarterly basis and the resultant gain or loss is recorded as a derivative liability movement in the unaudited condensed consolidated statement of operations.

Foreign exchange movements

Foreign exchange movements of $(271,950) and $248,524 for the six months ended June 30, 2019 and 2018, respectively, represents the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars. The average exchange rate utilized during the current year of $0.7498 weakened by 2.8% from $0.7715 in the prior period.

Net loss

Net loss of $(4,759,832) and $(4,147,618) for the six months ended June 30, 2019 and 2018, respectively, an increase of $612,214 or 14.8%, is primarily due to the increase in operating expenses in the current period, the loss realized on the sale of the property, offset by the swing in derivative liability movements of $2,063,822 during the comparative periods.

Contingency related to outstanding payroll tax liabilities

The Company also has not filed certain foreign assets forms due to the US Federal Government. A provision of $250,000 was made for any potential penalties due This issue is being addressed by our tax advisors.

Liquidity and Capital Resources

Cash used in operating activities of $2,028,337 and $217,777 for the six months ended June 30, 2019 and 2018, respectively increased by $1,810,560 or 831.4%. The increase is primarily due to the following:

•	the increase in net loss of $612,214, discussed under operations above.
•	the movement in non-cash items increased by $1,317,725, primarily made up of;

o    the derivative liability movement of $2,063,822 due to the mark-to market of current derivative instruments;

o    offset by the loss realized on the sale of the property; and

o    offset by the bonus shares issued to investors.

•	The net movement in working capital items of $119,378.

Cash provided by investing activities of $3,310,864 and utilized by investing activities of $1,175,267 for the six months ended June 30, 2019 and 2018, respectively, an increase of $4,486,131. We sold the Delray condominiums in the current period realizing proceeds of $3,318,141 and in the prior period we paid deposits on real estate of $1,133,657, whilst attempting to close the purchase of 5400 East Avenue, West Palm Beach, Florida.

Cash used by financing activities was $1,515,304 and generated by financing activities was $1,991,535, a decrease of $3,506,839. We repaid the mortgage bond associated with the condominiums we sold and raised a net $1,485,797 from convertible notes, promissory notes and related parties during the current period. We raised a net $2,085,671 in the prior period from convertible notes and related parties to fund working capital purposes

Over the next twelve months we estimate that the company will require approximately $2.5 million in working capital as it continues to develop its West Palm Beach facility and it is also exploring several other treatment center options and sources of patients throughout the country. The company may have to raise equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as medium.

We raised an additional $451,050 in convertible debt subsequent to period end.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 19, 2019

By:/s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	August19, 2019
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	August 19, 2019
John O’Bireck

/s/ Gerald T. Miller	Director	August 19, 2019
Gerald T. Miller