Form 10-Q
period 2019-09-30
ETHEMA HEALTH Corp
filed 2019-11-19
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Number of shares of common stock outstanding as of November 18, 2019 was 147,383,897

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Health Corporation.

ETHEMA HEALTH CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ETHEMA HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS

Current assets
Cash	$748	$24,674
Accounts receivable, net	164,148	202,654
Prepaid expenses and other current assets	200,891	147,870
Related party receivables	34,761	32,650
Total current assets	400,548	407,848
Non-current assets
Deposit on real estate	2,924,955	2,940,546
Due on sale of business	75,512	372,366
Property, plant and equipment	4,866,905	8,948,349
Right of use assets	15,200,632	—
Total non-current assets	23,068,004	12,261,261
Total assets	$23,468,552	$12,669,109

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$28,062	$—
Accounts payable and accrued liabilities	2,160,888	1,092,882
Taxes payable	771,632	775,392
Convertible notes	5,430,710	4,403,473
Promissory notes	155,493	—
Mortgage loans, current portion	110,569	172,276
Operating lease liability, current portion	889,385	—
Derivative liability	2,673,079	4,618,080
Related party payables	2,007,408	2,615,613
Total current liabilities	14,227,226	13,677,716
Non-current liabilities
Third party loan	797,568	—
Mortgage loans, net of current portion	3,833,304	6,707,346
Operating lease liability, net of current portion	14,570,545	—
Total non-current liabilities	19,201,417	6,707,346
Total liabilities	33,428,643	20,385,062

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 3,000,000 authorized, nil outstanding as of September 30, 2019 and December 31, 2018.	—	—
Preferred Stock - Series B; $0.01 par value, 10,000,000 authorized, nil outstanding as of September 30, 2019 and December 31, 2018.	—	—
Common stock; $0.01 par value, 900,000,000 shares authorized; 143,856,868 and 124,300,341 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	1,438,570	1,243,004
Additional paid-in capital	23,552,314	20,939,676
Accumulated other comprehensive income	691,131	630,411
Accumulated deficit	(35,642,106)	(30,529,044)
Total stockholders’ deficit	(9,960,091)	(7,715,953)
Total liabilities and stockholders’ deficit	$23,468,552	$12,669,109

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018

Revenues	$148,042	$270,370	$328,244	$450,366

Operating expenses
General and administrative	216,004	234,991	1,123,207	600,639
Rental expense	432,617	469,741	1,212,042	626,321
Management fees	—	46,350	—	138,448
Professional fees	92,407	114,760	510,608	297,858
Salaries and wages	370,341	263,901	1,103,054	657,337
Depreciation	47,104	67,929	179,399	204,384
Total operating expenses	1,158,473	1,197,672	4,128,310	2,524,987

Operating loss	(1,010,431)	(927,302)	(3,800,066)	(2,074,621)

Other Income (expense)
Other income	6,600	6,009	6,600	6,009
Other expense	(11,729)	—	(11,729)	—
Interest income	51	5,334	15,313	5,334
Loss on disposal of property	—	—	(692,488)	—
Bonus shares issued to investors	—	—	(143,500)	—
Interest expense	(299,022)	(225,205)	(841,160)	(572,243)
Debt discount	(974,084)	(1,195,638)	(2,564,338)	(3,288,472)
Derivative liability movement	1,875,402	37,951	3,130,273	(771,000)
Foreign exchange movements	59,983	(95,292)	(211,967)	153,232
Net loss before taxation	(353,230)	(2,394,143)	(5,113,062)	(6,541,761)
Taxation	—	—	—	—
Net loss	(353,230)	(2,394,143)	(5,113,062)	(6,541,761)
Accumulated other comprehensive loss
Foreign currency translation adjustment	(21,394)	33,954	(60,720)	(61,691)

Total comprehensive loss	$(374,624)	$(2,360,189)	$(5,173,782)	$(6,603,452)

Basic and diluted loss per common share	$—	$(0.02)	$(0.04)	$(0.05)
Weighted average common shares outstanding – Basic and diluted	143,636,081	124,089,230	133,121,771	123,852,105

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Series B		Common		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Comprehensive Income	Accumulated Deficit	Total

Balance as of December 31, 2018	—	$—	124,300,341	$1,243,004	$20,939,676	$630,411	$(30,529,044)	$(7,715,953)

Fair value of warrants issued	—	—	—	—	874,566	—	—	874,566
Shares issued for commitment fees	—	—	71,111	711	4,267	—	—	4,978
Foreign currency translation	—	—	—	—	—	43,097	—	43,097
Net loss	—	—	—	—	—	—	(3,088,680)	(3,088,680)
Balance as of March 31, 2019	—	—	124,371,452	1,243,715	21,818,509	673,508	(33,617,724)	(9,881,992)

Fair value of warrants issued	—	—	—	—	332,209	—	—	332,209
Share based compensation	—	—	5,300,000	53,000	318,000	—	—	371,000
Conversion of convertible notes	—	—	11,875,000	118,750	831,250	—	—	950,000
Bonus shares issued to investors	—	—	2,050,000	20,500	123,000			143,500
Foreign currency translation	—	—	—	—	—	39,017	—	39,017
Net loss	—	—	—	—	—	—	(1,671,152)	(1,671,152)
Balance as of June 30, 2019	—	—	143,596,452	1,435,965	23,422,968	712,525	(35,288,876)	(9,717,418)
Fair value of warrants issued	—	—	—	—	113,722	—	—	113,722
Conversion of convertible notes	—	—	260,416	2,605	15,624	—	—	18,229
Foreign currency translation	—	—	—	—	—	(21,394)	—	(21,394)
Net loss	—	—	—	—	—	—	(353,230)	(353,230)
Balance as of September 30, 2019	—	$—	143,856,868	$1,438,570	$23,552,314	$691,131	$(35,642,106)	$(9,960,091)

	Preferred Series B		Common		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Comprehensive Income	Accumulated Deficit	Total

Balance as of December 31, 2017	—	$—	123,239,230	$1,232,393	$18,545,913	$796,453	$(22,350,401)	$(1,775,642)

Shares issued for commitment fees	—	—	165,000	1,650	9,900	—	—	11,550
Foreign currency translation	—	—	—	—	—	(53,186)	—	(53,186)
Net loss	—	—	—	—	—	—	(1,216,155)	(1,216,155)
Balance as of March 31, 2018	—	—	123,404,230	1,234,043	18,555,813	743,267	(23,566,556)	(3,033,433)

Shares issued for commitment fees	—	—	605,000	6,050	41,100	—	—	47,150
Fair value of series N warrants issued	—	—	—	—	1,202,747	—	—	1,202,747
Foreign currency translation	—	—	—	—	—	(42,459)	—	(42,459)
Net loss	—	—	—	—	—	—	(2,931,463)	(2,931,463)
Balance as of June 30, 2018	—	—	124,009,230	1,240,093	19,799,660	700,808	(26,498,019)	(4,757,458)
Shares issued for commitment fees	—	—	80,000	800	(800)	—	—	—
Fair value of series N warrants issued	—	—	—	—	284,982	—	—	284,982
Foreign currency translation	—	—	—	—	—	33,954	—	33,954
Net loss	—	—	—	—	—	—	(2,394,143)	(2,394,143)
Balance as of September 30, 2018	—	$—	124,089,230	$1,240,893	$20,083,842	$734,762	$(28,892,162)	$(6,832,665)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Operating activities
Net loss	$(5,113,062)	$(6,541,761)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	179,399	204,384
Non-cash interest accrual on escrow deposit	(15,280)	—
Loss on disposal of property	692,488	—
Loss on debt conversion	11,729	—
Bonus shares issued to investors	143,500	—
Non-cash compensation for services	375,978	58,700
Amortization of debt discount	2,564,338	3,288,472
Derivative liability movements	(3,130,273)	771,000
Movement on receivables reserve	—	(753,159)
Non-cash deferral of operating lease liability expense	259,299	—
Changes in operating assets and liabilities
Accounts receivable	38,517	869,559
Prepaid expenses and other current assets	(53,017)	30,707
Accrued purchase consideration	322,217	517,239
Accounts payable and accrued liabilities	1,202,253	398,633
Taxes payable	—	(9,917)
Net cash used in operating activities	(2,521,914)	(1,166,143)

Investing activities
Proceeds on disposal of property, net of closing costs of $183,344	3,318,141	—
Deposits paid	—	(1,132,509)
Deposit refunded	15,592	—
Purchase of fixed assets	(22,868)	(41,610)
Net cash provided by (used in) investing activities	3,310,865	(1,174,119)

Financing activities
Proceeds from bank overdraft	28,062	—
Repayment of bank overdraft	—	(28,781)
Repayment of mortgage loans	(3,026,653)	(90,373)
Proceeds from convertible notes	2,912,355	3,130,000
Repayment of convertible notes	(1,123,666)	(586,000)
Proceeds from promissory notes	153,541	—
Repayment of promissory notes	(7,552)	—
Proceeds from related party notes	85,484	55,033
Net cash (used by) provided by financing activities	(978,429)	2,479,879

Effect of exchange rate on cash	165,552	(59,238)

Net change in cash	(23,926)	80,379
Beginning cash balance	24,674	339
Ending cash balance	$748	$80,718

Supplemental cash flow information
Cash paid for interest	$683,487	$308,077
Cash paid for income taxes	$—	$—

Non cash investing and financing activities
Fair value of warrants issued	$1,320,497	$1,487,729

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business

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

ETHEMA HEALTH CORPORATION

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies

Basis of presentation

The (a) unaudited condensed consolidated balance sheets as of September 30, 2019, which have been derived from the unaudited condensed consolidated financial statements, and as of December 31, 2018, which have been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on April 22, 2019.

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

The relevant translation rates are as follows: For the nine months ended September 30, 2019, a closing rate of CDN$1.00 equals US$0.7551 and an average exchange rate of CDN$1.00 equals US$0.7523. For the nine months ended September 30, 2018, a closing rate of CAD$1.00 equals US$0.7725 and an average exchange rate of CAD$1.0000 equals US$0.7651.

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

As a result of certain changes required by ASU 2014-09, the majority of the Company’s provision for doubtful accounts are recorded as a direct reduction to revenue instead of being presented as a separate line item on the condensed consolidated statements of operations. The adoption of ASU 2014-09 has no impact on the Company’s accounts receivable as it was historically recorded net of allowance for doubtful accounts and contractual adjustments, and the Company has eliminated the presentation of allowance for doubtful accounts on the condensed consolidated balance sheets.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s accounts receivables were $164,148 and $202,654 for the nine months ended September 30, 2019 and year ended December 31, 2018, respectively, and were included in other current assets in the consolidated balance sheets. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated accounts receivable settlements resulted in a decrease in revenues of $0 and $262,353 for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively.

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

The Company’s policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition. The Company had no cash equivalents at September 30, 2019 and December 31, 2018.

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

g)	Allowance for Doubtful Accounts, Contractual and Other Discounts

The Company derives the majority of its revenues from commercial payors at out-of-network rates. Management estimates the allowance for contractual and other discounts based on its historical collection experience. The services authorized and provided and related reimbursement are often subject to interpretation and negotiation that could result in payments that differ from the Company’s estimates. The Company’s allowance for doubtful accounts is based on historical experience, but management also takes into consideration the age of accounts, creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. An account is written off only after the Company has pursued collection efforts or otherwise determines an account to be uncollectible. Uncollectible balances are written-off against the allowance. Recoveries of previously written-off balances are credited to income when the recoveries are made. The allowance for doubtful accounts was $363,068 as at September 30, 2019 and December 31, 2018.

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

i)	Property, plant and equipment

Fixed assets are recorded at cost. Depreciation is calculated on the straight line basis over the estimated life of the asset:

- Buildings	25 years
- Leasehold improvements	over the term of the lease

j)	Leases

Leases are classified as either capital or operating leases. Leases that transfer substantially all of the benefits and inherent risks of ownership of property to the Company are accounted for as capital leases. At the time a capital lease is entered into, an asset is recorded together with its related long-term obligation to reflect the acquisition and financing. Equipment recorded under capital leases is amortized on the same basis as described above. Payments under operating leases with lease durations less than twelve months are expensed as incurred.

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

Stock based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have minimal awards with performance conditions and no awards dependent on market conditions.

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

Adoption of Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), No. 2016-02, Leases (Topic 842) (ASC 842)

The amendments in this update establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, including a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, an update which provides another transition method, the prospective transition method, which allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the new standard on January 1, 2019 using the prospective transition method.

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

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, September 30, 2019 and December 31, 2018.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $13,826,678 accumulated deficit of $35,642,106. The Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to minimal interest rate risk as there is minimal overdraft indebtedness as of September 30, 2019. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as it has subsidiaries that operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at September 30, 2019, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $9,400 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mitigate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at September 30, 2019 the Company has a working capital deficiency of $13,826,678 and accumulated deficit of $35,642,106. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan, and generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These factors create substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities or other adjustments that may be necessary should the Company not be able to continue as a going concern.

4.	Prepaid expenses and other current assets

Prepaid expenses and other current assets includes the following:

On February 25, 2019, the Company entered into a Letter of Intent whereby it would purchase a 33.33% interest in Local Link Wellness, LLC (“LLW”) for gross proceeds of $400,000. LLW proposes to provide a comprehensive addiction treatment program to large employee groups. The company has advanced LLW a total of $120,000 as at September 30, 2019. These funds were advanced as short-term promissory notes that are immediately due and payable and are classified as other current assets on our condensed consolidated balance sheet.

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

On November 2, 2017, the Company entered into an Agreement to purchase from AREP 5400 East Avenue LLC certain buildings in West Palm Beach, Florida, totaling approximately 80,000 square feet, on which the present tenant operates a substance abuse treatment center. The purchase price of the Property is $20,530,000. The Company made a series of nonrefundable down payments totaling $2,924,955 as of September 30, 2019 and $2,940,546 as of December 31, 2018. On May 23, 2018, the Company converted the agreement to purchase AREP 5400 East Avenue LLC. (“the landlord”) into a lease agreement with a purchase option of $17,250,000, increasing by $750,000 per month, commencing on August 31, 2018, until the purchase option is exercised. The premises is located at 5400, 5402 and 5410 East Avenue, West Palm Beach, Florida (the “Property”). The lease is for an initial 10 years and provides for two additional 10 year extensions.

The Company was previously under agreement to purchase the property from the landlord. The property is presently used as a rehabilitation treatment center. The current tenant at the property, Alternatives in Treatment, LLC, a Florida limited liability company, consented to the Lease and concurrent with the execution of the Lease entered into a Sublease Agreement with the Company. The Company intends to make investments and enter into joint venture arrangements with established addiction recovery businesses based in the US and leverage of these investments and arrangements to bring patient into its leased facility.

7.	Due on sale of business

On February 14, 2017, the Company sold its Canadian Rehab Clinic for gross proceeds of CDN$10,000,000, of which CDN$1,500,000 had been retained in an escrow account for a period of up to two years in order to guarantee the warranties provided by the Company in terms of the APA. As of September 30, 2019, CDN$1,055,042 of the escrow had been refunded to the Company and CDN$365,268 had been used to affect building improvements to the premises owned by CCH, for a total reduction of CDN$1,420,310. The remaining escrow balance was CDN$100,000 consisting of principal of CDN$76,690 and accrued interest thereon of CDN$20,310.

8.	Property, plant and equipment

Property, plant and equipment consists of the following:

	September 30, 2019			December 31, 2018
	Cost	Accumulated Depreciation	Net book value	Net book value

Land	$1,038,661	$—	$1,038,661	$2,911,530
Property	4,023,914	(444,961)	3,578,953	5,750,045
Leasehold improvements	271,074	(21,783)	249,291	251,774
Furniture and fixtures	—	—	—	35,000
	$5,333,649	$(466,744)	$4,866,905	$8,948,349

Depreciation expense for the three months ended September 30, 2019 and 2018 was $47,104 and $67,929, respectively, and for the nine months ended September 30, 2019 and 2018 was $179,399 and $204,384, respectively.

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

Right of use assets

Right of use assets are included in the unaudited condensed consolidated Balance Sheet are as follows:

September 30, 2019

Non-current assets
Right of use assets, operating leases, net of amortization	$15,200,632

Total operating lease cost

Individual components of the total lease cost incurred by the Company is as follows:

Nine months ended September 30, 2019

Operating lease expense	$1,602,936

Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease.

Maturity of operating leases

 The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2019	$458,965
2020	1,882,422
2021	1,962,242
2022	2,042,062
2023 and thereafter	12,436,420
Total undiscounted minimum future lease payments	18,782,111
Deferred rental liability on straight line amortization	259,299
Imputed interest	(3,581,480)
Total operating lease liability	$15,459,930

Disclosed as:
Current portion	$889,385
Non-current portion	14,570,545
$15,459,930

ETHEMA HEALTH CORPORATION

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Taxes payable

The taxes payable consist of:

●	A payroll tax liability of $137,876 (CDN$182,589) in Greenestone Muskoka which has not been settled as yet.
●	The Company has assets and operates businesses in Canada and is required to disclose these operations to the US taxation authorities, the requisite disclosure has not been made. Management has reserved the maximum penalty due to the IRS in terms of non-disclosure. This non-compliance with US disclosure requirements is currently being addressed. An amount of $250,000 has been accrued for any potential exposure the Company may have.
●	Estimated income taxes payable in certain of the Canadian operations.

	September 30, 2019	December 31, 2018

Payroll taxes	$137,876	$133,843
HST/GST payable	15,184	33,757
US penalties due	250,000	250,000
Income tax payable	368,572	357,792

	$771,632	$775,392

11.	Convertible notes

The convertible notes consist of the following:

	Interest rate	Maturity date	Principal	Interest	Debt Discount	September 30, 2019	December 31, 2018

Leonite Capital LLC	11.0%	December 31, 2019	$2,212,731	$66,265	$—	$2,278,996	$2,494,180
	1.0%	September 10, 2019	60,000	58	—	60,058	—

Power Up Lending Group Ltd	9.0%	May 15,2019	—	—	—	—	94,595
	9.0%	September 10, 2019	—	—	—	—	44,484
	9.0%	November 15, 2019	18,000	6,239	(3,260)	20,979	—
	9.0%	April 30, 2020	53,000	1,098	(38,010)	16,088	—
	9.0%	April 30, 2020	83,000	1,576	(60,962)	23,614	—

First Fire Global Opportunities Fund	12.0%	December 9, 2019	193,500	5,709	(45,991)	153,218	—

Actus Fund, LLC	10.0%	May 7, 2020	225,000	3,375	(180,657)	47,718	—

Labrys Fund, LP	12.0%	January 8, 2020	282,000	7,788	(153,261)	136,527	—

Series N convertible notes	6.0%	May 17, 2019 to September 16, 2020	3,229,000	182,230	(717,718)	2,693,512	1,770,214

						$5,430,710	$4,403,473

ETHEMA HEALTH CORPORATION

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Convertible notes (continued)

Leonite Capital, LLC

On December 1, 2017, the Company closed on a private offering to raise US $1,500,000 in capital. The Company issued one senior secured convertible promissory note with a principal amount of $1,650,000 to Leonite Capital, LLC (“Leonite”). The note is convertible into shares of common stock at a conversion price of $0.06 per share, subject to anti-dilution and price protection. The Note bears interest at the rate of 8.5% per annum. The Note’s amended maturity date was December 1, 2018. During the term of the Note the Company and the Subsidiaries was obligated to make monthly payment of accrued and unpaid interest. The Note contains Company and Subsidiary representations and warranties, covenants, events of default, and registration rights. The Company paid a commitment fee of $132,000 settled through the issue of 1,650,000 shares of common stock and paid $20,000 towards the lenders legal fees. In conjunction with this note, the Company issued a five year warrant to purchase 27,500,000 shares of common stock at an exercise price or $0.10 per share, subject to antidilution and price protection.

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

Effective March 19, 2019, the Company entered into a note extension agreement with Leonite, whereby the convertible notes outstanding to Leonite, amounting to $2,420,000, for consideration of $75,000 added to the principal outstanding on the note on January 1, 2019, a further $75,000 added to the principal outstanding on the note on February 1, 2019 and a further $100,000 added to the principal of the note on March 15, 2019, the maturity date of all of the convertible notes above were extended to December 31, 2019 and has subsequently been partially settled by the transfer of the property located at 810 Andrews Avenue, Delray Beach, Florida, valued at $1,500,000.

On August 26, 2019, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $60,000, including an Original Issue Discount of $10,000, for net proceeds of $47,000. The note had a maturity date of September 10, 2019 and bears interest at 1.0% per annum. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser following the issue date into shares of the Company’s common stock at a conversion price equal to $0.06 per share subject to price protection and anti-dilution protection. In conjunction with this note the Company issued a five year warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share, subject to anti-dilution and price protection.

Power Up Lending Group LTD

On July 31, 2018, the Company, entered into a Securities Purchase Agreement with Power Up, pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $153,000. The Note had a maturity date of May 15, 2019 and bears interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement.

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

Power Up Lending Group LTD (continued)

On September 10, 2018, the Company, entered into a Securities Purchase Agreement with Power Up, pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $133,000. The Note had a maturity date of September 10, 2019 and bears interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company had the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion. On March 11, 2019, the Company repaid the Power Up convertible note entered into on September 10, 2018, of $133,000 together with interest and early settlement penalty thereon for gross proceeds of $180,062.

On January 9, 2019, the Company, entered into a Securities Purchase Agreement with Power Up, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $53,000 for net proceeds of $50,000 after expenses. The Note had a maturity date of October 30, 2019 and bears interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note was convertible at any time and from time to time at the election of Power Up during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion. On July 8, 2019, the Company repaid the convertible note of $53,000 together with interest thereon and early settlement penalty for gross proceeds of $72,000.

On January 28, 2019, the Company, entered into a Securities Purchase Agreement with Power Up, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $138,000 for net proceeds of $135,000 after expenses. The Note had a maturity date of November 15, 2019 and bears interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note was convertible at any time and from time to time at the election of Power Up during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion. On July 16, 2019, the Company repaid the convertible note of $138,000 together with interest thereon and early settlement penalty for gross proceeds of $186,743.

On March 6, 2019, the Company, entered into a Securities Purchase Agreement with Power Up, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $128,000. The Note has a maturity date of January 30, 2020 and bears interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of Power Up during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion. On September 18, 2019, the Company repaid $110,000 of the principal outstanding on the note.

On July 8, 2019, the Company, entered into a Securities Purchase Agreement with Power Up, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $53,000. The Note has a maturity date of April 30, 2020 and bears interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of Power Up during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion.

ETHEMA HEALTH CORPORATION

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Convertible notes (continued)

Power Up Lending Group LTD (continued)

On July 15 2019, the Company, entered into a Securities Purchase Agreement with Power Up, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $83,000. The Note has a maturity date of April 30, 2020 and bears interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of Power Up during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion.

First Fire Global Opportunities Fund

On March 5, 2019, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $200,000, for net proceeds of $192,000 after the payment of legal fees and origination fees amounting to $8,000. The note has a maturity date of December 9, 2019. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser. 180 days after the issued date into shares of the Company’s common stock at the lower of $0.08 per share or 65% of the lowest trade price during the ten consecutive trading days immediately prior to conversion. The note has certain buyback terms if the Company consummates a registered or unregistered primary offering of securities for capital raising purposes, or an option to convert at a 20% discount to the offering price to investors.

On September 11, 2019, in terms of a conversion notice received, the Company issued 260,416 shares of Common stock in settlement of $6,500 of principal outstanding.

Actus Fund, LLC

On August 7 2019, the Company, entered into a Securities Purchase Agreement with Actus Fund, LLC, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $225,000. The Note has a maturity date of May 7, 2020 and bears interest at the rate of ten percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of Actus Fund, LLC during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 60% of the lowest closing bid price of the Company’s common stock for the thirty trading days prior to conversion.

Labrys Fund, LP

On July 8, 2019, 2019, the Company, entered into a Securities Purchase Agreement with Labrys Fund, LP, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $282,000 for net proceeds of $253,800 after an original issue discount of $28,200. The Note has a maturity date of January 8, 2020 and bears interest at the rate of twelve percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of Labrys during the period beginning on the date that is 180 days following the issue date into shares of the Company's common stock at a conversion price equal to 60% of the lowest closing bid price of the Company's common stock for the thirty trading days prior to conversion. The Company was also required to issue 2,764,706 shares of common stock, which shares will be returned to the Company if the note is repaid prior to the expiry of 180 days from the date of issuance.

In connection with the issuance of the convertible promissory note to Labrys Fund LP, the Company issued 2,700,000 returnable shares. These shares are returnable if the note is paid prior to maturity date on January 8, 2020. Should the convertible note be in default the shares will be retained by Labrys Fund, LP. The Company intends repaying the note prior to maturity, therefore the returnable shares are not recorded as issued until the note is in default.

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

Between January 28, 2019 and September 17, 2019, the Company closed several tranches of Series N Convertible notes in which it raised $1,643,894 in principal from accredited investors through the issuance to the investors of the Company’s Series N convertible notes, in the total original principal amount of $1,643,894, which Notes are convertible into the Company’s common stock at a conversion price of $0.08 per share together with three year warrants to purchase up to a total of 20,925,000 shares of the Company’s common stock at an exercise price of $0.12 per share. Both the conversion price under the Notes and the exercise price under the warrants are subject to standard adjustment mechanisms. The notes mature one year from the date of issuance.

On May 15, 2019, one investor converted the aggregate principal amount of $950,000 of Series N convertible notes into 11,875,000 shares of common stock at a conversion price of $0.08 per share.

12.	Mortgage loans

Mortgage loans payable is disclosed as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	September 30, 2019	December 31, 2018

Cranberry Cove Holdings, Ltd.
Pace Mortgage	4.2%	July 19, 2022	$3,938,887	$4,986	$3,943,873	$3,924,836
ARIA
Mortgage	5.0%	February 13, 2020	-	-	-	2,954,786
			$3,938,887	$4,986	$3,943,873	$6,879,622
Disclosed as follows:
Short-term portion					$110,569	$172,276
Long-term portion					3,833,304	6,707,346
					$3,943,873	$6,879,622

The aggregate amount outstanding at September 30, 2019 is payable as follows:

Amount
Within one year	$110,569
One to two years	110,064
Two to three years	3,723,240
Total	$3,943,873

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

13.	Third party loan

On April 12, 2019, Eileen Greene, a related party assigned CDN1,000,000 of the amount owed by the Company to her to a third party. The loan bears interest at 12% per annum which the Company agreed to pay.

14.	Derivative liabilities

The short-term convertible notes, together with certain warrants issued to Leonite and the short term convertible notes disclosed in note 11 above and note 16 below, have variable priced conversion rights with no fixed floor price and will reprice dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $1,959,959 using a Black-Scholes valuation model.

The derivative liability is marked-to-market on a quarterly basis. As of September 30, 2019, the derivative liability was valued at $2,673,079.

The following assumptions were used in the Black-Scholes valuation model:

Nine months ended September 30, 2019

Calculated stock price	$0.05 to $0.09
Risk free interest rate	1.43% to 2.56%
Expected life of convertible notes and warrants	3 to 60 months
expected volatility of underlying stock	102.3% to 206.8%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	September 30, 2019	December 31, 2018

Opening balance (January 1)	$4,618,080	$2,859,832
Derivative liability on issued convertible notes and variable priced warrants	1,185,272	1,335,709
Fair value adjustments to derivative liability	(3,130,273)	422,539

Closing balance	$2,673,079	$4,618,080

ETHEMA HEALTH CORPORATION

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Related party transactions

Shawn E. Leon

As of September 30, 2019 and December 31, 2018 the Company had a receivable of $34,761 and $32,650, respectively from Shawn E. Leon. Mr. Leon is a director and CEO of the Company. The balances receivable is non-interest bearing and has no fixed repayment terms.

Mr. Leon was paid management fees of $0 and $138,448 for the nine months ended September 30, 2019 and 2018 respectively.

Leon Developments, Ltd.

As of September 30, 2019 and December 31, 2018, the Company owed Leon Developments, Ltd., $1,634,159 and $1,581,499, respectively. The balance owing to Leon Developments, Ltd. Is non-interest bearing and has no fixed terms of repayment.

Eileen Greene

As of September 30, 2019 and December 31, 2018, the Company owed Eileen Greene, the spouse of Mr. Leon, $373,249 and $1,034,114, respectively. The amount owing to Ms. Greene is non-interest bearing and has no fixed repayment terms.

During the current period, Eileen Greene assigned CDN$1,000,000 of the amount owing to her to a shareholder. The amount owing to the shareholder bears interest at 12% per annum, which the Company has agreed to pay.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

16.	Stockholders' deficit

a)	Common shares

Authorized, issued and outstanding

On September 20, 2019, in terms of a shareholders resolution and Article of Amendment filed with the Nevada Secretary of State, the Company increased its authorized common share capital to 900,000,000 shares with a par value of $0.01 per share.

The Company has authorized 900,000,000 shares with a par value of $0.01 per share. The company has issued and outstanding 143,856,868 and 124,300,341 as of September 30, 2019 and December 31, 2018, respectively.

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

On July 15, 2019, the Company issued 2,700,000 returnable shares to Labrys Fund, LP in connection with a convertible note issued on July 8, 2019. These shares are only earned upon an event of a repayment default. The Company intends repaying the note prior to maturity, therefore the shares are not recorded as issued for financial statement purposes.

On September 11, 2019, in terms of a conversion notice received from First Fire Global Opportunities Fund, the company issued 260,416 shares of common stock to settle $6,500 of convertible debt.

ETHEMA HEALTH CORPORATION

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Stockholders' deficit (continued)

b)	Preferred shares

Authorized, issued and outstanding

The Company has authorized 13,000,000 preferred shares with a par value of $0.01 per share, designated as 3,000,000 series A convertible preferred shares and 10,000,000 series B convertible preferred shares. The Company has no preferred shares issued and outstanding.

c)	Warrants

In terms of the convertible note agreements entered into with Leonite disclosed in note 11 above, the Company granted warrants exercisable over a total of 2,185,183 shares of common stock at an initial exercise price of $0.10 per share, which was recorded as a debt discount.

In terms of the Series N Convertible debt issued to various accredited investors, disclosed in note 11 above, the Company granted warrants exercisable over a total of 20,925,000 shares of common stock at an initial exercise price of $0.12 per share, which was recorded as a debt discount.

The warrants were valued using a Black Scholes pricing model and the relative fair value method, on the date of grant at $1,363,869 using the following weighted average assumptions:

Nine months ended September 30, 2019

Calculated stock price	$0.05 to $0.09
Risk free interest rate	1.43% to 2.58%
Expected life of warrants	36 to 60 months
expected volatility of underlying stock	164.5% to 186.7%
Expected dividend rate	0%

The volatility of the common stock is estimated using historical data of the Company’s common stock. The risk-free interest rate used in the Black Scholes pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the warrants granted. An expected dividend yield of zero is used in the valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of September 30, 2019, the Company does not anticipate any awards will be forfeited in the valuation of the warrants.

A summary of all of the Company’s warrant activity during the period January 1, 2018 to September 30, 2019 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2018	49,504,075	$ 0.0033 to $.0.10	$0.0690
Granted	48,295,833	$ 0.10 to $0.12	0.1130
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding December 31, 2018	97,799,908	$0.03 to $0.12	$0.0910
Granted	23,110,183	$0.10 to $0.12	0.1177
Forfeited/cancelled	(300,000)	$0.0033	(0.0033)
Exercised	—	—	—
Outstanding September 30, 2019	120,610,091	$0.03 to $0.12	$0.0960

The following table summarizes information about warrants outstanding at September 30, 2019:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.03	21,704,075	0.47		21,704,075
$0.09	1,000,000	4.91		1,000,000
$0.10	45,668,516	3.35		45,668,516
$0.12	52,237,500	2.09		52,237,500

	120,610,091	2.32	$0.0960	120,610,091	$0.0960

All of the warrants outstanding as of September 30, 2019 and December 31, 2018 are vested. The warrants outstanding as of September 30, 2019 have an intrinsic value of $434,082.

ETHEMA HEALTH CORPORATION

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Stockholders' deficit (continued)

d)	Stock options

Our board of directors adopted the Greenestone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 480,000 options as of September 30, 2019 under the Plan.

No options were issued, exercised or cancelled during the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively.

The following table summarizes information about options outstanding as of September 30, 2019:

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.12	480,000	0.08		480,000

	480,000	0.08	$0.12	480,000	$0.12

The Company issued Stock options to a former officer vesting over a 24-month period commencing on November 1, 2014 expiring on October 31, 2019, a formal option agreement has not been issued as yet, as such the terms of these options are uncertain.

As of September 30, 2019 there was no unrecognized compensation costs related to these options and the fair value of the options as of September 30, 2019 was $0.

17.	Segment information

The Company has two reportable operating segments:

a.	Rental income from the property owned by CCH subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, these services were provided to customers at the Company’s ARIA and Seastone of Delray operations.

ETHEMA HEALTH CORPORATION

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	Segment information (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Three months ended September 30, 2019
	Rental Operations	In-Patient services	Total

Revenue	$83,542	$64,500	$148,042
Operating expenses	32,125	1,126,348	1,158,473

Operating income (loss)	51,417	(1,061,848)	(1,010,431)

Other (expense) income
Other income	—	6,600	6,600
Other expense	—	(11,729)	(11,729)
Interest income	—	51	51
Interest expense	(83,840)	(215,182)	(299,022)
Amortization of debt discount	—	(974,084)	(974,084)
Loss on change in fair value of derivative liability	—	1,875,402	1,875,402
Foreign exchange movements	19,828	40,155	59,983
Net loss before taxation	(12,595)	(340,635)	(353,230)
Taxation	—	—	—
Net loss from operations	$(12,595)	$(340,635)	$(353,230)

	Three months ended September 30, 2018
	Rental Operations	In-Patient services	Total

Revenue	$83,031	$187,339	$270,370
Operating expenditure	45,102	1,152,570	1,197,672

Operating income (loss)	37,929	(965,231)	(927,302)

Other (expense) income
Other income	—	6,009	6,009
Interest income	—	5,334	5,334
Interest expense	(42,845)	(182,360)	(225,205)
Amortization of debt discount	—	(1,195,638)	(1,195,638)
Derivative liability movements	—	37,951	37,951
Foreign exchange movements	(15,244)	(80,048)	(95,292)
Net loss before taxation	(20,160)	(2,373,983)	(2,394,143)
Taxation	—	—	—
Net loss from operations	$(20,160)	$(2,373,983)	$(2,394,143)

ETHEMA HEALTH CORPORATION

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	Segment information (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Nine months ended September 30, 2019
	Rental Operations	In-Patient services	Total

Revenue	$248,019	$80,225	$328,244
Operating expenses	106,393	4,021,917	4,128,310

Operating income (loss)	141,626	(3,941,692)	(3,800,066)

Other (expense) income
Other income	—	6,600	6,600
Other expense	—	(11,729)	(11,729)
Interest income	—	15,313	15,313
Loss on disposal of property	—	(692,488)	(692,488)
Bonus shares issued to investors	—	(143,500)	(143,500)
Interest expense	(165,614)	(675,546)	(841,160)
Amortization of debt discount	—	(2,564,338)	(2,564,338)
Loss on change in fair value of derivative liability	—	3,130,273	3,130,273
Foreign exchange movements	(25,752)	(186,215)	(211,967)
Net loss before taxation	(49,740)	(5,063,322)	(5,113,062)
Taxation	—	—	—
Net loss from operations	$(49,740)	$(5,063,322)	$(5,113,062)

	Nine months ended September 30, 2018
	Rental Operations	In-Patient services	Total

Revenue	$250,174	$200,192	$450,366
Operating expenditure	121,606	2,403,381	2,524,987

Operating income (loss)	128,568	(2,203,189)	(2,074,621)

Other (expense) income
Other income	—	6,009	6,009
Interest income	—	5,334	5,334
Interest expense	(135,740)	(436,503)	(572,243)
Amortization of debt discount	—	(3,288,472)	(3,288,472)
Derivative liability movement	—	(771,000)	(771,000)
Foreign exchange movements	32,311	120,921	153,232
Net income (loss) before taxation	25,139	(6,566,900)	(6,541,761)
Taxation	—	—	—
Net income (loss) from operations	$25,139	$(6,566,900)	$(6,541,761)

ETHEMA HEALTH CORPORATION

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	Segment information (continued)

The segment operating results of the reportable segments are disclosed as follows:

The operating assets and liabilities of the reportable segments are as follows:

	September 30, 2019
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	—	22,868	22,868
Assets
Current assets	3,480	397,068	400,548
Non-current assets	2,852,070	20,215,934	23,068,004
Liabilities
Current liabilities	(1,306,190)	(12,921,036)	(14,227,226)
Non-current liabilities	(4,741,441)	(14,459,976)	(19,201,417)
Intercompany balances	765,246	(765,246)	—
Net liability position	(2,426,835)	(7,533,256)	(9,960,091)

18.	Net loss per common share

For the three and nine months ended September 30, 2019 and 2018, the following options, warrants and convertible notes were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

	September 30, 2019	September 30, 2018

Stock options	480,000	480,000
Warrants	120,610,091	86,337,408
Convertible notes	94,933,731	68,861,363

	216,023,822	155,678,771

19.	Commitment and contingencies

a)	Contingency related to outstanding penalties

The Company has provided for potential US penalties of $250,000 due to non-compliance with the filing of certain required returns. The actual liability may be higher due to interest and penalties assessed by these taxing authorities.

b)	Option to purchase lease property

On May 23, 2018, the Company entered into a Lease Agreement pursuant to which it leased from the AREP 5400 East Avenue LLP (the “Landlord”), the premises located at 5400, 5402, and 5410 East Avenue, West Palm Beach, Florida (the “Property”). The Lease has an initial term of 10 years and provides for 2 additional 10 year extensions. The Company has the option to purchase the property initially for $17,250,000, which amount has increased to $27,750,000 as of October 31, 2019, plus any landlord funded improvements. The option to purchase increases by $750,000 per calendar month. The initial base rental is $146,337 per month, plus any taxes imposed on the premises or the base rental. The Company intends to make investments and enter into joint venture arrangements with established addiction recovery businesses based in the US and leverage of these investments and arrangements to bring patient into its leased facility.

ETHEMA HEALTH CORPORATION

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	Commitment and contingencies

c)	Future minimum operating lease payments

In terms of the lease agreement mentioned above the Company is obligated to make the following minimum undiscounted lease payments:

Amount

Remainder of 2019	$458,965
2020	1,882,422
2021	1,962,242
2022	2,042,062
2023 and thereafter	12,436,420
$18,782,111

d)	Mortgage payments

The Company is obligated to make the following mortgage loans payments:

Amount
Within one year	$110,569
One to two years	110,064
Two to three years	3,723,240
Total	$3,943,873

e)	Other

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

20.	Subsequent events

Convertible notes

On October 10, 2019, in terms of a conversion notice received from First Fire Global Opportunities Fund, the Company issued 366,666 shares of Common stock in settlement of $6,500 of principal outstanding on the $200,000 convertible note issued on March 5, 2019.

On November 4, 2019, in terms of a conversion notice received from First Fire Global Opportunities Fund, the Company issued 460,363 shares of Common stock in settlement of $7,000 of principal outstanding on the $200,000 convertible note issued on March 5, 2019.

The Company has reached an agreement with Leonite Capital, LLC whereby it has agreed to transfer ownership of the land and buildings at 810 Andrews Avenue, Delray Beach, valued at $1,500,000, in partial settlement of the amount owed. This agreement has not closed as yet. Leonite has agreed to further negotiate to extend the maturity date of the remaining balance outstanding to December 31, 2019.

On November 15, 2019, the Company entered into a non-binding letter of intent with an addiction treatment center based in Fort Lauderdale Florida, whereby the Company would invest up to $18,000,000 in the addiction treatment center for a 50% equity stake in the business. The initial investment of $12,000,000 for 40% of the equity is expected to take place in 3 equal tranches of $4,000,000 each and an additional optional investment of $6,000,000 for an additional 10% to be exercised within a year. The parties will determine the future use of the West Palm Beach facility under potential joint venture arrangements with the addiction treatment center.

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

Plan of Operation

During the next twelve months, the Company plans to continue and expand its operations as a provider of addiction and aftercare treatment services. The Company has recently entered into a Letter of Intent to invest in a larger treatment provider and as this plan materializes, the Company will work closely with this provider to determine how best to leverage its marketing spend and to which segments of the market to target. Our plan would be to complement each other in the marketplace by having a wider variety of services available by specializing in different locations. It is not yet determined if any changes will be made to the management structure of our facility in West Palm Beach.

Results of Operations

For the three months ended September 30, 2019 and September 30, 2018.

Revenues

Revenues were $148,042 and $270,370 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $122,328 or 45.2%.

Revenue from patient treatment was $64,500 and $187,339 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $122,839 or 65.6%. We have not been able to attract sufficient patient numbers into our US facilities to generate sufficient revenues to cover operating costs, temporarily reducing our patient intake while we explore joint venture arrangements and investments in established addiction recovery operations within the US. We expect, that if we are successful in our efforts we will increase our patient numbers and revenues.

Revenue from rental income was $83,542 and $83,031 for the three months ended September 30, 2019 and 2018, respectively, an increase of $511 or 0.6%. The increase is due to foreign currency movements between the two periods.

Operating Expenses

Operating expenses were $1,158,473 and $1,197,672 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $39,201 or 3.3%. The decrease is primarily due to the following:

●	Management fees was $0 and $46,350 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $46,350 or 100%. Management has not charged fees during the current year to preserve operating cash flow.

●	Salaries of $370,341 and $263,901 for the three months ended September 30, 2019 and 2018, an increase of $106,440 or 40.3% primarily due to additional staff required to operate the significantly larger West Palm Beach facility, which was not in full operation during the prior period.

●	All other expense categories were reduced in an effort to preserve cash and curtail operating expenses whilst the Company seeks new business lines.

●	Depreciation was $47,104 and $67,929 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $20,825 or 30.7%, the decrease is attributable to the disposal of the condominiums in Delray Beach during the prior quarter.

Operating loss

The operating loss was $1,010,431 and $927,302 for the three months ended September 30, 2019 and 2018, respectively, an increase of $83,129 or 9.0%. The increase is attributable to the lower revenues offset by a reduction in operating expenses, as discussed above.

Interest expense

Interest expense was $299,022 and $225,205 for the three months ended September 30, 2019 and 2018, respectively, an increase of $73,817 or 32.8% was primarily due to the increase in convertible note funding during the current period. The funding was used for general working capital purposes.

Debt discount

Debt discount was $974,084 and $1,195,638 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $221,554 or 18.5%. The charge during the current period represents the amortization of the value of the warrants issued over the terms of the convertible loan agreements entered into during the current period and during 2018 and the amortization of the fair value of the beneficial conversion feature of the convertible notes issued to note holders during the current period and 2018. The fair value of the warrants and the beneficial conversion features are amortized over a six to twelve month period, the term of the underlying convertible securities.

Derivative liability movement

The derivative liability movement of $1,875,402 (gain) and $37,951(gain) represents the mark to market movements of variably priced convertible notes and warrants issued during the current and prior comparative period. These securities are marked to market on a quarterly basis and the resultant gain or loss is recorded as a derivative liability movement in the unaudited condensed consolidated statement of operations.

Foreign exchange movements

Foreign exchange movements was $59,983 and $(95,292) for the three months ended September 30, 2019 and 2018, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars. The average exchange rate utilized during the current year of $0.7523 weakened by 2.6% from $0.7725 in the prior period.

Net loss

Net loss of $(353,230) and $(2,394,143) for the three months ended September 30, 2019 and 2018, respectively, a decrease of $2,040,913 or 85.2%, is primarily due to the movement in the derivative liability during the current period as discussed above.

For the nine months ended September 30, 2019 and September 30, 2018.

Revenues were $328,244 and $450,366 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $122,122 or 27.1%.

Revenue from patient treatment was $80,225 and $200,192 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $119,967 or 59.9%. We have not been able to attract sufficient patient numbers into our US facilities to generate sufficient revenues to cover operating costs, temporarily reducing our patient intake while we explore joint venture arrangements and investments in established addiction recovery operations within the US. We expect, that if we are successful in our efforts we will increase our patient numbers and revenues.

Revenue from rental income was $248,019 and $250,174 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $2,155 or 0.9%. The decrease is due to foreign currency movements between the two periods.

Operating Expenses

Operating expenses were $4,128,310 and $2,524,987 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $1,603,323 or 63.5%. The increase is primarily due to the following:

●	General and administrative expenses of $1,123,207 and $600,639 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $522,568 or 87.0%, primarily due to an increase in property taxes of $441,711 and directors fees of $70,000 paid by the issuance of stock during the current period, the balance is made up of general movements in individually immaterial expenses associated with running a much larger facility in West Palm Beach.

●	Rent expense was $1,212,042 and $626,321 for the nine months ended September 30, 2019 and 2018, an increase of $585,721 or 93.5%. This was due to the Company converting the option to purchase the property located at 5400 East Avenue, West Palm Beach, Florida, in which the treatment center is located into an operating lease during May 2018. The Company has an option to acquire the property.

●	Management fees of $0 and $138,448 for the nine months ended September 30, 2019 and 2018, respectively, decreased by $138,448 or 100%, our CEO did not charge any fees during the current period to facilitate cash flow.

●	Professional fees of $510,608 and $297,858 for the nine months ended September 30, 2019 and 2018, respectively, increased by $212,750 or 71.4%, the increase is due to consulting fees paid to two individuals who assisted with business development during the relocation of operations to the USA from Canada.

●	Salaries and wages of $1,103,054 and $657,337 for the nine months ended September 30, 2019 and 2018, respectively, increased by $445,717 or 67.8%, primarily due to additional staff required to operate the significantly larger West Palm Beach facility, which was not in full operation during the prior period.

●	Depreciation was $179,399 and $204,384 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $24,985 or 12.2%, the decrease is attributable to the disposal of the condominiums in Delray Beach during the current quarter.

Operating loss

The operating loss was $3,800,066 and $2,074,621 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $1,725,445 or 83.2%. The increase is attributable to the operating expenses discussed above and the reduction in patient revenues.

Loss on disposal of property

The loss on disposal of property of $692,488 and $0 for the nine months ended September 30, 2019 and 2018, respectively, an increase of 100% was due to the sale of the condominiums in Delray Beach, the proceeds were used to settle the mortgage owing on the properties.

Bonus shares issued to investors

The bonus shares to investors of $143,500 and $0 for the nine months ended September 30, 2019 and 2018, respectively, increased by 100%. Bonus shares were issued to certain investors during the current period to facilitate additional investment in the Company.

Interest expense

Interest expense of $841,160 and $572,243 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $268,917 or 47.0% was primarily due to the increase in convertible note funding during the current period of a net $1,788,689. The funding was used for general working capital purposes.

Debt discount

Debt discount was $2,564,338 and $3,288,472 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $724,134 or 22.0%. The charge during the current period represents the amortization of the value of the warrants issued over the terms of the convertible loan agreements entered into during the current period and during 2018 and the amortization of the fair value of the beneficial conversion feature of the convertible notes issued to note holders during the current period and 2018. The fair value of the warrants and the beneficial conversion features are amortized over a six to twelve month period, the term of the underlying convertible securities.

Derivative liability movement

The derivative liability movement of $3,130,273 (Gain) and (771,000) (Loss) represents the mark to market movements of variably priced convertible notes and warrants issued during the current and prior comparative period. These securities are marked to market on a quarterly basis and the resultant gain or loss is recorded as a derivative liability movement in the unaudited condensed consolidated statement of operations.

Foreign exchange movements

Foreign exchange movements of $(211,967) and $153,232 for the nine months ended September 30, 2019 and 2018, respectively, represents the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars. The average exchange rate utilized during the current year of $0.7523 weakened by 2.6% from $0.7725 in the prior period.

Net loss

Net loss of $(5,113,062) and $(6,541,761) for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $1,428,699 or 21.8%, is primarily due to the increase in operating expenses in the current period, the loss realized on the sale of the property, offset by the swing in derivative liability movements of $3,901,273 during the comparative period.

Contingency related to outstanding payroll tax liabilities

The Company also has not filed certain foreign assets forms due to the US Federal Government. A provision of $250,000 was made for any potential penalties due.

Liquidity and Capital Resources

Cash used in operating activities of $2,521,914 and $1,166,143 for the nine months ended September 30, 2019 and 2018, respectively increased by $1,355,771 or 116.3%. The increase is primarily due to the following:

·	the decrease in net loss of $1,428,699, discussed under operations above.

·

the movement in non-cash items decreased by $(3,241,378), primarily made up of;

·  The increase in derivative liability movement of $(3,901,273) and;

·  The increase in the movement of debt discount amortization of $724,134, offset by;

·  The deferred rental liability movement of $259,299 and;

·  The movement in on cash compensation for services rendered of $317,278.

·  The net movement in working capital items of $(296,250).

Cash provided by investing activities of $3,310,865 and utilized by investing activities of $1,174,119 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $4,484,984. We sold the Delray condominiums in the current period realizing proceeds of $3,318,141 and in the prior period we paid deposits on real estate of $1,132,509, whilst attempting to close the purchase of 5400 East Avenue, West Palm Beach, Florida.

Cash used by financing activities was $978,429 and generated by financing activities was $2,479,879 for the nine months ended September 30, 2019, a decrease of $3,458,308. We repaid the mortgage bond associated with the condominiums we sold and raised a net $1,788,689 from convertible notes, promissory notes and related parties during the current period. We raised a net $2,544,000 in the prior period from convertible notes and related parties to fund working capital purposes

Over the next twelve months we estimate that the company will require approximately $2.5 million in working capital as it continues to develop its West Palm Beach facility and it is also exploring several other treatment center options and sources of patients throughout the country. The company may have to raise equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as medium.

We have assigned the ownership of our property at 810 Andrews Avenue, Delray Beach, Florida, valued at $1,500,000 to a convertible note holder as partial settlement of the amount owing and intend raising funds from certain investors to settle the remaining balance and other convertible notes as they fall due, we may not be successful in our fund raising attempts.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon senior securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit No. Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

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

Date: November 19, 2019

By:/s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	November 19, 2019
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	November 19, 2019
John O’Bireck

/s/ Gerald T. Miller	Director	November 19, 2019
Gerald T. Miller