Form 10-K
period 2019-12-31
ETHEMA HEALTH Corp
filed 2020-07-10
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number: 000-15078

Ethema Health Corporation

(Exact name of registrant as specified in its charter)

Colorado 84-1227328

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

1590 S. Congress Avenue

West Palm Beach, Florida 33406

(Address of principal executive offices)

(561) 290-0239

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2019, based on a closing share price of $0.07 was approximately $4,898,198.

As of June 30, 2020, the registrant had 1,841,090,247 shares of its common stock, par value $0.01 per share, outstanding.

COVID-19 EXPLANATORY NOTE

The Company has been unable to meet the extended deadline to file its Annual Report on Form 10-K as allowed by the Order of the Securities and Exchange Commission (the “SEC”), dated March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-22465). Due to the lockdowns imposed by local US State Government, the Company has not had access to consulting and other administrative staff and accordingly was unable to compile and review information necessary to complete our filing within the extended time period allowed by the SEC, without unreasonable effort or expense due to circumstances related to the COVID-19 pandemic.

ETHEMA HEALTH CORPORATION

YEAR ENDED DECEMBER 31, 2019

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

The Florida Purchases and Business

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

On April 4, 2017 the Company changed its Corporate name from Greenestone Healthcare Corporation to Ethema Health Corporation.

On November 2, 2017, the Company entered into an Agreement to purchase from AREP 5400 East Avenue LLC certain buildings in West Palm Beach, Florida, totaling approximately 80,000 square feet, on which the Company planned to operate a substance abuse treatment center. The purchase price of the Property was $20,530,000. The Company made a series of nonrefundable down payments totaling $2,940,546 in 2017 and 2018. The Company could not get the necessary financing to close on the deal.

On May 23, 2018, the Company converted the agreement to purchase AREP 5400 East Avenue LLC. (“the landlord”) into a lease agreement with a purchase option of $17,250,000, increasing August 31, 2018 by $750,000 per month until the purchase option is exercised. The premises is located at 5400, 5402 and 5410 East Avenue, West Palm Beach, Florida (the “Property”). The lease was for an initial 10 years and provided for two additional 10 year extensions.

The Company was previously under agreement to purchase the property from the landlord. The property is presently used as a rehabilitation treatment center. The current tenant at the property, Alternatives in Treatment, LLC, a Florida limited liability company, consented to the Lease and concurrent with the execution of the Lease entered into a Sublease Agreement with the Company.

In June 2018, the Company moved its operations out of the Delray Beach properties and into the leased property at 5400 East Avenue in West Palm Beach.

On August 3, 2018, the Company changed the name of its subsidiary Seastone Delray Healthcare, LLC to Addiction Recovery Institute of America, LLC (“ARIA”).

The Company received a license to operate in-patient detoxification and residential treatment services in September 2018.

In June of 2019, the Company and the landlord wished to proceed with marketing the property for sale and agreed to convert the long term lease into a month to month lease for a reduced amount of space on the property and Alternatives in Treatment became a direct tenant of the Landlord in the remainder of the space.

The Company once again had an opportunity to purchase the property in October of 2019 but could not arrange for sufficient financing to complete the purchase and the Landlord subsequently entered into a conditional agreement with another purchaser.

On December 20, 2019, the Company entered into an agreement with the landlord to terminate the lease agreement on January 31, 2020. The Company plans to open a new facility at another location nearby which was subsequently delayed by the Corona Virus pandemic.

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

ARIA operated a treatment center in Delray Beach, Florida out of premises which it had acquired in February 2017. The treatment center was relocated and was operated out of leased premises in West Palm Beach Florida.

·	Delray Andrews RE, LLC (“DARE”), a US registered company (dormant)

DARE was formed in 2016 to acquire the premises in which ARIA operated its Delray treatment center, the premises were acquired directly into ARIA. DARE has remained dormant since inception.

 Employees

As of December 31, 2019, Ethema Health Corporation had 2 employees.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

Ethema Executive Offices

The Company’s executive offices are located at 1590 S. Congress Avenue, West Palm Beach, Florida, 33406..

West Palm Beach Treatment Operations

The Company treatment operations were based in our leased premises at 5400 East Avenue, West Palm Beach, Florida, USA.

This facility was operated until January 30, 2020, we have subsequently ceased operations at this facility and are currently exploring new treatment facility options.

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

 Delray Beach Real Estate

The Company purchased the properties at 801 and 810 Andrews Avenue in Delray Beach in February 2017. The 801 Andrews Avenue property was a 10 unit residential complex used to house clients of the Company treatment programs and the 810 Andrews Avenue property was where the treatment was performed and also acted as the Company head office.

The Company ceased operations in its Delray Beach properties in June 2018 and relocated its treatment facility to the newly leased premises in West Palm Beach.

The Company entered into short term month to month leases on both properties while they were being held for resale. On April 2, 2019, the Company disposed of the real property at 801 Andrews Avenue, Delray Beach for gross proceeds of $3,500,000, retaining the property at 810 Andrews Avenue Delray Beach, Florida, which property, was transferred on October 10, 2019, in terms of a deed of transfer, to Leonite Capital, LLC, for net proceeds of $1,398,510, which proceeds were offset against the convertible loan owing to Leonite. Subsequent to year end, in terms of the Deed of transfer an additional $36,470 of expenses were incurred relating to the disposal of the property, these expenses were added to the Leonite convertible loan balance outstanding.

West Palm Beach Property

On November 2, 2017, the Company entered into an Agreement to purchase from AREP 5400 East Avenue LLC certain buildings in West Palm Beach, Florida, totaling approximately 80,000 square feet, on which the present tenant operates a substance abuse treatment center. The purchase price of the Property was $20,530,000. The Company made a series of nonrefundable down payments totaling $2,940,546 and $1,825,000 as of December 31, 2018 and 2017, respectively. The Company failed to close on the property purchase agreement.

On May 23, 2018, the Company converted the agreement to purchase AREP 5400 East Avenue LLC. (“the landlord”) into a lease agreement with a purchase option of $17,250,000, increasing August 31, 2018 by $750,000 per month until the purchase option is exercised. The premises is located at 5400, 5402 and 5410 East Avenue, West Palm Beach, Florida (the “Property”). The lease was for an initial 10 years and provided for two additional 10 year extensions.

On December 20, 2019, the Company entered into an agreement with the landlord to terminate the lease agreement on January 31, 2020.

On February 1, 2019 ARIA entered into a lease for an industrial storage space at 5401 East Avenue in West Palm Beach for a period of five years. ARIA abandoned this property in March 2020.

Item 3. Legal Proceedings.

In March 2020 a former employee filed a suit against the Company for unpaid wages amounting to $5,700. The suit was settled out of court for gross wages of $7,500 and legal fees of an additional $3,500.

A suit, claiming past due rent was filed against the Company in March 2020 for rent of a storage warehouse, the warehouse was abandoned during March 2020. The rental expense was accrued in our records as of December 31, 2019.

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

From March 2012 to January 2020, our common stock has been traded on the OTCQB markets under the symbol “GRST”, in January 2020, the stock was downgraded to the OTC Pink Sheets market.

The last reported sale price of our common stock on the OTC Pink on June 30, 2020, was $0.0014 per share. As of June 30, 2020, there were approximately 155 holders of record of our common stock.

Dividend Policy

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our Board of Directors at their discretion, subject to certain limitations imposed under Nevada corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Equity Compensation Plan Information

See Item 11 - Executive Compensation for equity compensation plan information.

Recent Sales of Unregistered Securities

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the year ended December 31, 2019 in transactions that were not registered under the Securities Act.

Between September 11, 2019 and December 30, 2019 in terms of conversion notices received from First Fire Global Opportunities Fund, the Company issued 11,887,445 shares of common stock at a par value of $0.01 per share to settle $43,092 of convertible debt.

Penny Stock

The U.S. Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes to the consolidated financial statements for the year ended December 31, 2019.

Results of operations for the year ended December 31, 2019 and the year ended December 31, 2018.

Revenue

Revenue was $359,947 and $432,515 for the years ended December 31, 2019 and 2018, respectively, a decrease of $72,568 or 16.8%.

Revenue from patient treatment was $28,363 and $101,514 for the years ended December 31, 2019 and 2018, respectively, a decrease of $73,151 or 72.0%. The decrease is primarily due to the bad debt provision of $214,837 offset by an increase in revenue of $141,686 due to the reconciliation of outstanding bills from healthcare companies by a third party collections agent, resulting in increased billings collectible during the current year.

Revenue from rental income was $331,584 and $331,001 for the years ended December 31, 2019 and 2018, respectively, an increase of $583 or 0.2%.

Operating Expenses

Operating expenses was $4,559,682 and $3,316,832 for the years ended December 31, 2019 and 2018, respectively, an increase of $1,242,850 or 37.5%. The increase in operating expenses is attributable to:

●	General and administrative expenses of $909,613 and $664,782 for the years ended December 31, 2019 and 2018, respectively, an increase of $244,831 or 36.8%, primarily due to the increase in property taxes on the new West Palm Beach facility of $576,195.

●	Rent expense was $1,360,117 and $731,818 for the years ended December 31, 2019 and 2018, an increase of $628,299 or 85.9%. This was due to the Company converting the option to purchase the property located at 5400 East Avenue, West Palm Beach, Florida, in which the treatment center is located into an operating lease during May 2018, the current year rental is for a period of twelve months whilst the prior year was for a period of seven months.

●	Management fees was $0 and $182,430 for the years ended December 31, 2019 and 2018, respectively, a decrease of $182,430 or 100%. No management fees were charged during the current period due to sustained losses.

●	Professional fees of $550,624 and $510,722 for the years ended December 31, 2019 and 2018, respectively, increased by $39,902 or 7.8%, primarily due to consultants who had performed various services during 2019 and were compensated by the issue of common stock during June 2019.

●	Salaries and wages of $1,279,796 and $953,434 for the years ended December 31, 2019 and 2018, respectively, increased by $326,362 or 34.2%, primarily due to additional staff required to operate the significantly larger West Palm Beach facility which was operated for a full year during the current period as opposed to a portion of the year in the prior period.

●	Depreciation expense was $217,018 and $273,646 for the years ended December 31, 2019 and 2018, respectively, a decrease of $56,628 or 20.7%. The depreciation charge decreased due to the disposal of the two Delray Beach Properties during the current year.

●	Impairment expense was $242,514 and $0 for the years ended December 31, 2019 and 2018, respectively, an increase of $242,514 or 100.0%. The Company impaired the leasehold improvements of $242,514 relating to the West Palm Beach facility as the rental agreement was terminated in December 2019.

Operating loss

The operating loss was $4,199,735 and $2,884,317 for the years ended December 31, 2019 and 2018, respectively, an increase of $1,315,418 or 45.6%. The increase is attributable to the decreased revenues and the movements in operating expenses discussed above.

Other income

Other income was $6,600 and $6,009 for the years ended December 31, 2019 and 2018, respectively, an increase of $591 or 9.8%. This amount is immaterial.

Other expense

Other expense of $0 and $8,000 for the years ended December 31, 2019 and 2018, a decrease of $8,000 or 100%. This amount is immaterial.

Loss on sale of assets

The loss on sale of assets was $1,019,812 for the year ended December 31, 2019. The loss represents loss on the disposal of the Delray Beach properties during 2019.

Penalty on convertible notes

The penalty on convertible notes was $569,628 for the year ended December 31, 2019. The penalty arose on notes which were in default in 2019, penalties were either levied or provided for in terms of the agreements entered into with the lenders.

Loss on debt conversion

Loss on debt conversion was $203,981 for the year ended December 31, 2019. The loss on debt conversion arose during the current year as certain convertible debt was converted into equity at prices below market prices in terms of the agreements entered into with lenders during the current and prior periods.

Deposit forfeited

On December 20, 2019, the Company entered into an agreement to terminate the lease agreement on January 30, 2020. The deposit forfeited was $1,665,078 for the year ended December 31, 2019. The deposit forfeited represents deposits initially paid for the acquisition of the West Palm Beach treatment facility located at 5400, 5402 and 5410 East Avenue West Palm Beach. We were unable to consummate the purchase transaction and entered into a lease agreement with the landlord, the deposit initially paid was offset against outstanding rental. The excess was recorded as a forfeiture.

Interest income

Interest income of $17,226 and $5,334 for the years ended December 31, 2019 and 2018, respectively, an increase of $11,892 or 222.9%. The interest income in the current year was earned on the escrow balance due from the sale of Greenstone Muskoka in 2017.

Interest expense

Interest expense of $1,079,038 and $696,944 for the years ended December 31, 2019 and 2018, respectively, an increase of $382,094 or 54.8% was primarily due to the increase in convertible note funding during the current year of a net $1,704,431 primarily for working capital purposes.

Debt discount

Debt discount was $3,338,760 and $4,504,007 for the years ended December 31, 2019 and 2018, respectively, a decrease of $1,165,247 or 25.9%. The charge during the current period represents the amortization of the value of the warrants issued over the terms of the convertible loan agreements entered into during 2019 and 2018 and the amortization of the fair value of the beneficial conversion feature of the convertible notes issued to note holders during 2017 through 2019 period. The fair value of the warrants and the beneficial conversion features are amortized over a six to twelve month period, the term of the underlying convertible securities. The decrease is due to the lower value of convertible notes issued during the current year.

Derivative liability movement

The derivative liability movement during the current year represents the mark to market movements of variably priced convertible notes and warrants issued during the current and prior years. These securities are marked to market on a quarterly basis and the resultant gain or loss is recorded as a derivative liability movement in the consolidated statements of operations and comprehensive loss.

Foreign exchange movements

Foreign exchange movements of $(311,606) and $428,053 for the years ended December 31, 2019 and 2018, represents the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Taxation

Taxation of $0 and $102,232 for the years ended December 31, 2019 and 2018, respectively, a decrease of 100%. Taxation expense is the estimated foreign tax liability on our Canadian operations during the prior year.

Net loss

Net loss of $(14,962,841) and $(8,178,643) for the years ended December 31, 2019 and 2018, respectively, an increase of $6,784,198 or 83.0%, is primarily due to the increase in operating expenses in the current year, the loss on the sale of assets, the loss on debt conversions, the penalty on convertible notes and the deposit forfeited, offset by the increased credit on the derivative liability movement during the current year.

Contingency related to outstanding payroll tax liabilities

The Company has also not filed certain foreign assets forms due to the US Federal Government. A provision of $250,000 was made for any potential penalties due. This issue is being addressed by our tax advisors.

Liquidity and Capital Resources

Cash used in operating activities of $2,895,538 and $1,463,544 for the years ended December 31, 2019 and 2018, respectively increased by $1,431,994 or 97.8%. The increase is primarily due to the following:

·	The increase in net loss of $6,784,198 as discussed above.
·	The increase in non-cash movement of $5,059,054, primarily due to the loss on disposal of assets of $1,019,812; the deposit forfeited of $1,665,078; and the movement in the derivative liability of $2,176,490 offset by the movement in the amortization of debt discount of $(1,165,247).
·	The increase in cash generated from working capital movement of $293,148, primarily due to the movement in payables balances of $484,175, offset by a reduction in the movement in deposits held in escrow of $146,330 and a reduction in the movement of receivables of $130,730.

Cash generated by investing activities during the year ended December 31, 2019 was $4,556,698 and cash used in investing activities for the year ended December 31, 2018 was $1,432,110 an increase of $5,988,808 or 418.2%. We realized net proceeds on the disposal of the Delray Beach properties of $4,756,360 during the current year, during the prior year we paid deposits on the West Palm Beach properties of $1,111,993 and improved the West Palm Beach properties by $320,117.

Cash used by financing activities for the year ended December 31, 2019 was $1,951,034 and generated by financing activities for the year ended December 31, 2018 was $3,360,764, a decrease of $5,311,798 or 158.1%. We repaid the mortgage outstanding on the Delray properties of $3,067,073 out of the proceeds of the property disposal and repaid $2,504,695 to debt investors during the current year, in the prior year we raised $4,035,000 from debt investors.

Over the next twelve months we estimate that the company will require approximately $7.5 million in funding to repay its obligations, if these obligations are not converted to equity and for funding working capital as we continue to seek opportunities for addiction treatment in the US markets. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as high.

Item 8. Financial Statements and Supplementary Data.

ETHEMA HEALTH CORPORATION

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US$ unless otherwise indicated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ethema Health Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ethema Health Corporation (the “Company”) at December 31, 2019 and December 31, 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company had accumulated deficit of approximately $45.5 million and negative working capital of approximately $18.3 million at December 31, 2019, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Fort Lauderdale, Florida
July 10, 2020

ETHEMA HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS

Current assets
Cash	$2,975	$24,674
Accounts receivable, net	105,842	202,654
Prepaid expenses	26,625	147,870
Other current assets	120,000	—
Related party Receivables	—	32,650
Total current assets	255,442	407,848
Non-current assets
Deposit on real Estate	—	2,940,546
Due on sale of subsidiary	4,969	372,366
Property and equipment	2,950,668	8,948,349
Total non-current assets	2,955,637	12,261,261
Total assets	$3,211,079	$12,669,109

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$11,079	$—
Accounts payable and accrued liabilities	1,022,175	1,092,882
Taxes payable	792,915	775,392
Convertible loans, net of discounts	5,041,113	4,403,473
Short term loans	106,934	—
Mortgage loans	114,290	172,276
Derivative liability	8,694,272	4,618,080
Related party payables	2,793,080	2,615,613
Total current liabilities	18,575,858	13,677,716
Non-current liabilities
Third party loans	774,820	—
Mortgage loans, net of current portion	3,880,945	6,707,346
Total non-current liabilities	4,655,765	6,707,346
Total liabilities	23,231,623	20,385,062

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 3,000,000 authorized, nil outstanding at December 31, 2019 and 2018.	—	—
Preferred Stock - Series B; $0.0001 par value, 10,000,000 authorized, nil outstanding at December 31, 2019 and 2018.	—	—
Common stock; $0.01 par value, 10,000,000,000 shares authorized; 155,483,897 and 124,300,341 shares issued and outstanding at December 31, 2019 and 2018, respectively.	1,554,838	1,243,003
Additional paid-in capital	23,188,527	20,939,677
Accumulated other comprehensive income	727,976	630,411
Accumulated deficit	(45,491,885)	(30,529,044)
Total stockholders’ deficit	(20,020,554)	(7,715,953)
Total liabilities and stockholders’ deficit	$3,211,079	$12,669,109

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Year ended December 31, 2019	Year ended December 31, 2018

Revenues	$359,947	$432,515

Operating expenses
General and administrative	909,613	664,782
Rental expense	1,360,117	731,818
Management fees	—	182,430
Professional fees	550,624	510,722
Salaries and wages	1,279,796	953,434
Depreciation expense	217,018	273,646
Impairment expense	242,514
Total operating expenses	4,559,682	3,316,832

Operating loss	(4,199,735)	(2,884,317)

Other Income (expense)
Other income	6,600	6,009
Other expense	—	(8,000)
Loss on sale of property	(1,019,812)	—
Penalty on convertible notes	(569,628)	—
Loss on conversion of convertible debentures	(203,981)	—
Deposit forfeited	(1,665,078)	—
Interest income	17,226	5,334
Interest expense	(1,079,038)	(696,944)
Debt discount	(3,338,760)	(4,504,007)
Derivative liability movement	(2,599,029)	(422,539)
Foreign exchange movements	(311,606)	428,053
Net loss before taxation	(14,962,841)	(8,076,411)
Taxation	—	(102,232)
Net loss	(14,962,841)	(8,178,643)
Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	97,565	(166,042)

Total comprehensive loss	$(14,865,276)	$(8,344,685)

Basic and diluted loss per common share	$(0.11)	$(0.07)
Weighted average common shares outstanding – Basic and diluted	136,165,798	123,852,105

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Series B		Common		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Comprehensive Income	Accumulated Deficit	Total

Balance as of January 1, 2018	—	$—	123,239,230	$1,232,392	$18,545,914	$796,453	$(22,350,401)	$(1,775,642)
Fair value of warrants issued	—	—	—	—	2,328,785	—	—	2,328,785
Shares issued for commitment fees	—	—	961,111	9,611	57,978	—	—	67,589
Shares based compensation	—	—	100,000	1,000	7,000			8,000
Foreign currency translation	—	—	—	—	—	(166,042)	—	(166,042)
Net loss	—	—	—	—	—	—	(8,178,643)	(8,178,643)
Balance as of December 31, 2018	—	$—	124,300,341	$1,243,003	$20,939,677	$630,411	$(30,529,044)	$(7,715,953)

Fair value of warrants issued	—	—	—	—	1,320,497	—	—	1,320,497
Shares issued for commitment fees	—	—	71,111	711	4,267	—	—	4,978
Conversion of convertible notes			23,762,445	237,624	815,949	—	—	1,053,573
Bonus shares issued to investors			2,050,000	20,500	123,000	—	—	143,500
Shares based compensation	—	—	5,300,000	53,000	318,000	—	—	371,000
Cancelation of shares	—	—	—	—	(332,863)	—	—	(332,863)
Foreign currency translation	—	—	—	—	—	97,565	—	97,565
Net loss	—	—	—	—	—	—	(14,962,841)	(14,962,841)
Balance as of December 31, 2019	—	$—	155,483,897	$1,554,838	$23,188,527	$727,976	$(45,491,885)	$(20,020,544)

The accompanying notes are an integral part of the consolidated financial statement

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2019	Year ended December 31, 2018
Operating activities
Net loss	$(14,962,841)	$(8,178,643)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	217,018	273,646
Impairment expense	242,514	—
Loss on disposal of property	1,019,812	—
Loss on convertible debt conversion	60,481	—
Penalty on convertible debt	410,868	—
Bonus shares issued to investors	143,500	—
Deposit forfeited	1,665,078	—
Stock based compensation for services	375,978	8,000
Amortization of debt discount	3,338,760	4,504,007
Derivative liability movements	2,599,029	422,539
Non-cash interest income	(17,193)	—
Movement in bad debt reserve	(308,690)	(520,092)
Changes in operating assets and liabilities
Accounts receivable	405,566	536,296
Prepaid expenses	121,252	(52,095)
Escrow receivable	395,159	541,489
Accounts payable and accrued liabilities	1,398,171	913,995
Taxes payable	—	87,314
Net cash used in operating activities	(2,895,538)	(1,463,544)
Investing activities
Proceeds on disposal of property, net of closing costs of $182,344	4,756,360	—
Investment in promissory note	(120,000)	—
Deposits refunded	15,591	—
Deposit on property	—	(1,111,993)
Purchase of fixed assets	(95,254)	(320,117)
Net cash generated by (used in) investing activities	4,556,697	(1,432,110)

Financing activities
Increase (decrease) in bank overdraft	11,079	(28,824)
Repayment of mortgage	(3,067,073)	(123,142)
Proceeds from convertible notes	2,906,144	4,035,000
Repayment of convertible notes	(2,441,464)	(697,111)
Proceeds from promissory notes	907,170	—
Repayment of promissory notes	(63,231)	—
(Repayment) proceeds from related party notes	(203,660)	174,841
Net cash (used in) provided by financing activities	(1,951,035)	3,360,764

Effect of exchange rate on cash	268,177	(440,775)

Net change in cash	(21,699)	24,335
Beginning cash balance	24,674	339
Ending cash balance	$2,975	$24,674

Supplemental cash flow information
Cash paid for interest	$542,582	$551,605
Cash paid for income taxes	$—	$—

Non cash investing and financing activities
Conversion of debt to equity	$1,053,573	$—
Fair value of warrants issued	$1,320,497	$2,328,785

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business

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

On May 23, 2018, the Company converted a purchase agreement with AREP 5400 East Avenue LLC to a ten year lease agreement for a substance abuse treatment center in properties located at 5400, 5402 and 5410 East Avenue, west Palm Beach, Florida. The Company was also granted an option to purchase the property at a price of $17,250,000, increasing by $750,000 per month.

The Company ceased operations in its Delray Beach properties and relocated its treatment facility to the newly leased premises in West Palm Beach.

On April 2, 2019, the Company disposed of the real property located at 801 Andrews Avenue, Delray Beach for gross proceeds of $3,500,000, retaining the property at 810 Andrews Avenue Delray Beach, Florida.

On October 10, 2019, the Company transferred the real Property located at 810 Andrews Avenue, Delray Beach, Florida to Leonite Capital, LLC, for net proceeds of $1,398,510, which proceeds were offset against the convertible loan owing to Leonite.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies

Financial Reporting

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

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

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Certain of the Company’s subsidiaries functional currency is the Canadian dollar, while the Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into US dollars in accordance with ASC 830, “Foreign Currency Translation” as follows:

●	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.

●	Non-monetary, non-current and equity at historical rates.

●	Revenue and expense items and cash flows at the average rate of exchange prevailing during the period.

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

The relevant translation rates are as follows: For the year ended December 31, 2019 a closing rate of CDN$1.0000 equals US$0.7699 and an average exchange rate of CDN$1.0000 equals US$0.7536. For the year ended December 31, 2018 a closing rate of CAD$1.0000 equals US$0.7330 and an average exchange rate of CAD$1.0000 equals US$0.7574.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

c)	Revenue Recognition

ASC 606 requires companies to exercise more judgment and recognize revenue using a five-step process.

As a result of certain changes required by ASC 606, the majority of the Company’s provision for doubtful accounts are recorded as a direct reduction to revenue instead of being presented as a separate line item on the consolidated statements of operations and comprehensive loss. The adoption of ASC 606 has no impact on the Company’s accounts receivable as it was historically recorded net of allowance for doubtful accounts and contractual adjustments, and the Company has eliminated the presentation of allowance for doubtful accounts on the consolidated balance sheets. As a result, upon the Company’s adoption of ASC 606 the majority of what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606) and therefore is included as a reduction to net operating revenues in 2019.

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

Settlements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s receivables were $105,842 and $202,654 for the years ended December 31, 2019 and 2018, respectively. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated settlements resulted in a decrease in revenues of $414,603 and $262,353 for the years ended December 31, 2019 and 2018, respectively.

The Company’s revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company derives its revenues from the sale of its services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its revenue transactions:

i.	identify the contract with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price;

iv.	allocate the transaction price to performance obligations in the contract; and

v.	recognize revenue as the performance obligation is satisfied.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

d)	Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with several financial institution in the USA and Canada.

The Company primarily places cash balances in the USA with high-credit quality financial institutions located in the United States which are insured by the Federal Deposit Insurance Corporation up to a limit of $250,000 per institution, in Canada which are insured by the Canadian Deposit Insurance Corporation up to a limit of CDN$100,000 per institution.

e)	Accounts receivable

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

f)	Allowance for Doubtful Accounts, Contractual and Other Discounts

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

The Company measures its convertible debt and derivative liabilities associated therewith at fair value. These liabilities are revalued periodically and the resultant gain or loss is realized through the Statement of Operations and Comprehensive Loss.

h)	Property and equipment

Property and equipment is recorded at cost. Depreciation is calculated on the straight line basis over the estimated life of the asset:

Leasehold improvements are depreciated using the straight-line method over the term of the lease.

i)	Leases

The Company accounts for leases in terms of AC 842 whereby leases are classified as either capital or operating leases. Leases that transfer substantially all of the benefits and inherent risks of ownership of property to the Company are accounted for as capital leases. At the time a capital lease is entered into, an asset is recorded together with its related long-term obligation to reflect the acquisition and financing. Equipment recorded under capital leases is amortized on the same basis as described above. Operating leases are recognized on the balance sheet as a lease liability with a corresponding right of use asset for all leases with a term that is more than twelve months. Payments under operating leases are expensed as incurred.

j)	Income taxes

The Company accounts for income taxes under the provisions of ASC Topic 740, “Income Taxes”. Under ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are provided using the liability method. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax basis of an asset or liability is the amount attributed to that asset or liability for tax purposes. The effect on deferred taxes of a change in tax rates is recognized in income in the period of change. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

k)	Net income (loss) per Share

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

l)	Stock based compensation

Stock based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2019 and 2018 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have minimal awards with performance conditions and no awards dependent on market conditions.

m)	Derivatives

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

n)	Adoption of accounting standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), No. 2016-02, Leases (Topic 842) (ASC 842)

The amendments in this update establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard became effective for fiscal years and interim periods beginning after December 15, 2018. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, including a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, an update which provides another transition method, the prospective transition method, which allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the new standard on January 1, 2019 using the prospective transition method.

The Company has identified all leases and reviewed the leases to determine the impact of ASC 842 on its consolidated financial statements. The Company has elected to apply the practical expedient to certain classes of leases, whereby the separation of components of leases into lease and non-lease components is not required and all of the practical expedients to all leases, which include not reassessing (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The adoption of the new standard resulted in the recording of a right-of-use asset and a lease liability on January 1, 2019 of $15,986,074. On December 20, 2019, the Company entered into an agreement with the landlord terminating the lease effective January 31, 2020, thereby eliminating the value of the right-of-use asset and liability.

o)	Recent accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)

The Amendments in this update reduce the complexity in accounting for income taxes by removing certain exceptions to accounting for income taxes and deferred taxes and simplifying the accounting treatment of franchise taxes, a step up in the tax basis of goodwill as part of business combinations, the allocation of current and deferred tax to a legal entity not subject to tax in its own financial statements, reflecting changes in tax laws or rates in the annual effective rate in interim periods that include the enactment date and minor codification improvements.

This ASU is effective for fiscal years and interim periods beginning after December 15, 2020.

The expected effects of this ASU on the Company’s consolidated financial statements is not considered to be material.

The FASB issued several updates during the period, none of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the consolidated financial statements upon adoption.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

p)	Financial instruments Risks

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, December 31, 2019 and 2018.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $18,320,416, which includes derivative liabilities of $8,694,272, and an accumulated deficit of $45,491,885. The Company is dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from that of the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its convertible debt and bank overdraft balances as of December 31, 2019. In the opinion of management, interest rate risk is assessed as moderate.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as it has subsidiaries that operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at December 31, 2019, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $11,785 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mediate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from that of the prior year.

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

The Company’s consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at December 31, 2019 the Company has a working capital deficiency of $(18,320,416), including derivative liabilities of $8,694,272 and accumulated deficit of $(45,491,885). Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan, and generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirements and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

These factors create substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities or other adjustments that may be necessary should the Company not be able to continue as a going concern.

4.	Other current assets

Other current assets includes the following:

On February 25, 2019, the Company entered into a Letter of Intent whereby it would purchase a 33.33% interest in Local Link Wellness, LLC (“LLW”) for gross proceeds of $400,000. LLW proposes to provide a comprehensive addiction treatment program to large employee groups. The company has advanced LLW a total of $120,000 at December 31, 2019. These funds were advanced as short-term promissory notes that are immediately due and payable and are classified as other current assets on our consolidated balance sheet.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.	Sale of property

On April 2, 2019, the Company entered into a Commercial Contract with a third party whereby the real property at 801 Andrews Avenue, Delray Beach, Florida, consisting of land and condominiums thereon, was sold for $3,500,000. This transaction closed on April 26, 2019.

The loss realized on the disposal was calculated as follows:

Amount

Proceeds received	$4,975,174
Less: closing costs	(182,344)
Provision for additional expenses	(36,470)
Net proceeds received	4,756,360

Assets sold:
Land	2,753,928
Buildings thereon, net of depreciation	2,949,452
Furniture and fixtures, net of depreciation	72,792
5,776,172

Loss on disposal of property	$1,019,812

On October 10, 2019, in terms of a deed of transfer the Company disposed of the remaining property located at 810 Andrews Avenue, Delray Beach, Florida to a convertible note holder in partial settlement of the convertible note outstanding for net proceeds of $1,475,174. Subsequent to year end an additional $36,470 of expenses related to the property disposal were incurred, these expenses were provided for at year end.

6.	Deposit on real estate

On November 2, 2017, the Company entered into an Agreement to purchase from AREP 5400 East Avenue LLC certain buildings in West Palm Beach, Florida, totaling approximately 80,000 square feet, on which the present tenant operates a substance abuse treatment center. The purchase price of the Property was $20,530,000. The Company made a series of nonrefundable down payments totaling $2,940,546 and $1,825,000 as of December 31, 2018 and 2017.

On May 23, 2018, the Company converted the agreement to a lease agreement with a purchase option of $17,250,000, increasing August 31, 2018 by $750,000 per month until the purchase option is exercised. The premises is located at 5400, 5402 and 5410 East Avenue, West Palm Beach, Florida (the “Property”). The lease was for an initial 10 years and provided for two additional 10 year extensions.

The Company previously was under agreement to purchase the property from the landlord. The property is presently used as a rehabilitation treatment center. The current tenant at the property, Alternatives in Treatment, LLC, a Florida limited liability company, consented to the Lease and concurrent with the execution of the Lease entered into a Sublease Agreement with the Company.

On December 20, 2019 the Company entered into an agreement to terminate the lease agreement on January 30, 2020.

As of December 31, 2019, the deposits paid of $2,924,955 were offset against the unpaid rental as of December 31, 2019 of $1,509,877. A contingency reserve of $250,000 was allowed for any future claims the landlord may have against the Company, resulting in a forfeiture of the deposit balance of $1,665,078.

 ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.	Due on sale of business

On February 14, 2017, the Company sold its Canadian Rehab Clinic for gross proceeds of CDN$10,000,000, of which CDN$1,500,000 had been retained in an escrow account for a period of up to two years in order to guarantee the warranties provided by the Company in terms of the APA. As of September 30, 2019, CDN$1,055,042 of the escrow had been refunded to the Company and CDN$461,318 had been used to affect building improvements to the premises owned by CCH, for a total reduction of CDN$1,516,360. The remaining escrow balance was CDN$6,454 consisting of accrued interest earned on the escrow of CDN$22,814, less $16,360 utilized for a portion of the building improvements.

8.	Property and equipment

Property and equipment consists of the following:

	December 31, 2019			December 31, 2018
	Cost	Accumulated depreciation	Net book value	Net book value
Land	$165,537	$—	$165,537	$2,911,530
Property	3,131,464	(346,333)	2,785,131	5,750,045
Leasehold improvements	—	—	—	251,774
Furniture and fixtures	—	—	—	35,000
	$3,297,001	$(346,333)	$2,950,668	$8,948,349

Depreciation expense for the year ended December 31, 2019 and 2018 was $217,018 and $273,646, respectively. On December 20, 2019, in terms of an agreement with the landlord the lease for the West Palm Beach facility was terminated and the Company impaired the leasehold improvements relating to the leased property, the impairment charge was $242,514.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.	Leases (continued)

Subsequent to year end, on January 30, 2020, the Company verbally terminated the lease with the current landlord who had leased the premises to a third party and subsequently sold the property. The operating lease liability and right-of-use asset has been eliminated as of December 31, 2019.

Total operating lease cost

Individual components of the total lease cost incurred by the Company is as follows:

Year ended December 31, 2019

Operating lease expense	$1,360,117

10.	Taxes Payable

In the prior year, the Company settled the tax liabilities owing to the Canadian Revenue Authorities out of the proceeds of the disposal of the Canadian Rehab Clinic on February 14, 2017. The Company paid CDN$2,929,886 to settle outstanding payroll liabilities, CDN$441,598 to settle outstanding GST/HST liabilities and a further CDN$57,621 to settle other Canadian tax liabilities.

The remaining taxes payable consist of:

●	A payroll tax liability of $140,583 (CDN$182,589) in Greenestone Muskoka which has not been settled as yet.
●	A GST/HST tax payable of $26,524 (CDN$34,449).

●	The Company has assets and operates businesses in Canada and is required to disclose these operations to the US taxation authorities, the requisite disclosure has not been made. Management has reserved the maximum penalty due to the IRS in terms of non-disclosure. This noncompliance with US disclosure requirements is currently being addressed. An amount of $250,000 has been accrued for any potential exposure the Company may have.

	December 31, 2019	December 31, 2018

Payroll taxes	$140,583	$133,843
HST/GST payable	26,524	33,757
US penalties due	250,000	250,000
Income tax payable	375,808	357,792
	$792,915	$775,392

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity date	Principal	Interest	Debt Discount	December 31, 2019	December 31, 2018

Leonite Investments LLC	8.5%	On demand	$1,126,394	$86,754	$-	$1,213,148	$2,494,180

Power Up Lending Group Ltd	9.0%		-	-	-	-	94,595
	9.0%		-	-	-	-	44,484
	9.0%	May 15,2019	53,000	2,300	(21,593)	33,707	-
	9.0%	September 10, 2019	83,000	3,458	(34,631)	51,827	-

First Fire Global Opportunities Fund	12.0%	December 2019	156,908	90,453	-	247,361	-

Actus Fund, LLC	10.0%	May 7, 2020	225,000	9,125	(105,109)	129,016	-

Labrys Fund, LP	12.0%	January 8, 2020	282,000	16,317	(12,260)	286,057	-

Series N convertible notes	6.0%	May 17, 2019 to September 16, 2020	3,229,000	231,063	(380,066)	3,079,997	1,770,214

						$5,041,113	$4,403,473

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	Short-term Convertible Notes (continued)

Leonite Capital, LLC (continued)

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

ETHEMA HEALTH CORPORATION

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	Short-term Convertible Notes (continued)

Leonite Capital, LLC (continued)

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

Effective March 19, 2019, the Company entered into a note extension agreement with Leonite, whereby the convertible notes outstanding to Leonite, amounting to $2,420,000, for consideration of $75,000 added to the principal outstanding on the note on January 1, 2019, a further $75,000 added to the principal outstanding on the note on February 1, 2019 and a further $100,000 added to the principal of the note on March 15, 2019, the maturity date of all of the convertible notes above were extended to December 31, 2019.

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

On October 10, 2019, the Company transferred a warranty deed to the real property located at 810 Andrews Avenue, Delray Beach, Florida to Leonite Capital, LLC, in settlement of indebtedness of $1,398,514 and additional expenses related to the disposal of the property of $36,470. These expenses of $36,470 were provided for resulting in net proceeds recognized on the transfer of the property of $1,362,044.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	Short-term Convertible Notes (continued)

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

ETHEMA HEALTH CORPORATION

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	Short-term Convertible Notes (continued)

Power Up Lending Group LTD (continued)

On March 6, 2019, the Company, entered into a Securities Purchase Agreement with Power Up, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $128,000. The Note has a maturity date of January 30, 2020 and bears interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of Power Up during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion. On September 18, 2019, the Company repaid $110,000 of the principal outstanding on the note. On October 18, 2019, the Company repaid the remaining principal outstanding of $18,000 together with interest thereon and early settlement penalty for gross proceeds of $68,744.

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

Between September 11, 2019 and December 30, 2019, in terms of conversion notices received, the Company issued 11,887,445 shares of Common stock in settlement of $36,592 of principal outstanding.

ETHEMA HEALTH CORPORATION

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	Short-term Convertible Notes (continued)

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	Mortgage loans

Loans payable is disclosed as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	December 31, 2019	December 31, 2018

Cranberry Cove Holdings, Ltd.
Pace Mortgage	4.2%	July 19, 2022	$3,989,726	$5,509	$3,995,235	$3,924,836
Addiction Recovery Institute of America, LLC
Mortgage	5.0%	-	-	-	-	2,954,786
			$3,989,726	$5,509	$3,995,235	$6,879,622
Disclosed as follows:
Short-term portion					$114,290	$172,276
Long-term portion					3,880,945	6,707,346
					$3,995,235	$6,879,622

The aggregate amount outstanding is payable as follows:

Amount
2020	$114,290
2021	113,397
2022	3,767,548
Total	$3,995,235

Cranberry Cove Holdings, Ltd.

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

On April 2, 2019, the Company entered into a Commercial Contract whereby the real property at 801 Andrews Avenue, Delray Beach, Florida, consisting of land and condominiums thereon, was sold to a third party for $3,500,000. This transaction closed during April 2019 and the principal mortgage liability of $2,942,526, including interest thereon was settled.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	Third party loan

On April 12, 2019, Eileen Greene, a related party assigned CDN1,000,000 of the amount owed by the Company to her to a third party. The loan bears interest at 12% per annum which the Company agreed to pay.

14.	Derivative liability

The short-term convertible notes, together with certain warrants issued to Leonite and the short term convertible notes disclosed in note 12 above and note 16 below, have variable priced conversion rights with no fixed floor price and will reprice dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $1,959,959 using a Black-Scholes valuation model.

The derivative liability is marked-to-market on a quarterly basis. As of December 31, 2019, the derivative liability was valued at $8,694,272.

The following assumptions were used in the Black-Scholes valuation model:

Year ended December 31, 2019

Calculated stock price	$0.05 to $0.09
Risk free interest rate	1.43% to 2.56%
Expected life of convertible notes and warrants	3 to 60 months
expected volatility of underlying stock	102.3% to 687.3%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	December 31, 2019	December 31, 2018

Opening balance	$4,618,080	$2,859,832
Derivative liability on issued convertible notes and variable priced warrants	1,477,163	1,335,709
Fair value adjustments to derivative liability	2,599,029	422,539

Closing balance	$8,694,272	$4,618,080

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.	Related party transactions

Shawn E. Leon

As of December 31, 2019 and 2018 the Company had a payable to Shawn Leon of $293,072 and a receivable of $32,650 from Shawn E. Leon, respectively. Mr. Leon is a director and CEO of the Company. The balances payable and receivable are non-interest bearing and has no fixed repayment terms.

Certain Companies controlled by Mr. Leon were paid management fees of $0 and $182,430 for the years ended December 31, 2019 and 2018, respectively. Due the current financial position of the Company, no management fees were accrued or paid.

Leon Developments, Ltd.

As of December 31, 2019 and 2018, the Company owed Leon Developments, Ltd. $904,121 and $1,581,499, respectively, for funds advanced to the Company.

Eileen Greene

As of December 31, 2019 and 2018, the Company owed Eileen Greene, the spouse of our CEO, Shawn Leon, $1,595,887 and $1,034,114, respectively. During the year ended December 31, 2019, Ms. Greene advanced the company a net $560,824 to fund working capital requirements. The amount owing to Ms. Greene is non-interest bearing and has no fixed repayment terms.

 All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

16.	Stockholder’s deficit

a)	Common shares

Authorized, issued and outstanding

On September 20, 2019, in terms of a shareholders resolution and Article of Amendment filed with the Colorado Secretary of State, the Company increased its authorized common share capital to 900,000,000 shares with a par value of $0.01 per share.

On January 6, 2020, the majority of the shareholders of the Company approved an increase in the authorized number of common shares from 900,000,000 to 10,000,000,000 with a par value of $0.01 per share.

The company has issued and outstanding 155,483,897 and 124,300,341 at December 31, 2019 and 2018, respectively.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	Stockholder’s deficit (continued)

a)	Common shares (continued)

Authorized, issued and outstanding (continued)

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

On July 15, 2019, the Company transferred 2,700,000 unissued shares to Labrys Fund, LP in connection with a convertible note issued on July 8, 2019. These shares are only earned and to be issued upon an event of a repayment default. The Company intends repaying the note prior to maturity, therefore the shares are not recorded as issued for financial statement purposes.

Between September 11, 2019 and December 30, 2019 in terms of conversion notices received from First Fire Global Opportunities Fund, the Company issued 11,887,445 shares of common stock to settle $43,092 of convertible debt.

b)	Preferred shares

Authorized, issued and outstanding

The Company has authorized 13,000,000 preferred shares, designated as 3,000,000 series A convertible preferred shares with a par value of $1.00 each and 10,000,000 series B convertible preferred shares with a par value of $0.01 per share. The Company has no preferred shares issued and outstanding.

c)	Warrants

In terms of the convertible note agreements entered into with Leonite disclosed in note 10 above, the Company granted warrants exercisable over a total of 2,185,183 shares of common stock at an initial exercise price of $0.10 per share, which was recorded as a debt discount.

In terms of the Series N Convertible debt issued to various accredited investors, disclosed in note 10 above, the Company granted warrants exercisable over a total of 20,925,000 shares of common stock at an initial exercise price of $0.12 per share, which was recorded as a debt discount.

In terms of the price protection provided in the Leonite Capital, LLC warrants which were issued at an initial exercise price of $0.10 per share. These warrants provided for a reduction in the issue price should the Company issue any stock at a price below the exercise price. The Company subsequently issued common stock at a price of $0.00204 per share thereby triggering the price protection clause in the warrant agreement. The warrants issued to Leonite were originally exercisable over 51,258,985 shares and were increased to be exercisable over 2,456,534,397 shares of common, amounting to a total exercisable over 2,507,793,382 shares of common stock, at an exercise price of $0.00204 per share.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	Stockholder’s deficit (continued)

c)	Warrants

The warrants were valued using a Black Scholes pricing model on the date of grant at $1,477,163 using the following weighted average assumptions:

Year ended December 31, 2019
Calculated stock price	$0.05 to $0.09
Risk free interest rate	1.43% to 2.58%
Expected life of warrants	36 to 60 months
expected volatility of underlying stock	164.5% to 186.7%
Expected dividend rate	0%

The volatility of the common stock is estimated using historical data of the Company’s common stock. The risk-free interest rate used in the Black Scholes pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the warrants granted. An expected dividend yield of zero is used in the valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of December 31, 2019, the Company does not anticipate any awards will be forfeited in the valuation of the warrants.

A summary of all of the Company’s warrant activity during the period January 1, 2018 to December 31, 2019 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2018	49,504,075	$0.0033 to $0.10	$0.0690
Granted	48,295,833	$0.10 to $0.12	0.1130
Forfeited/cancelled	(300,000)	$0.0033	0.0033
Exercised	—	—	—
Outstanding December 31, 2018	97,499,908	$0.003 to $0.12	$0.0910
Granted	27,700,652	$0.10 to $0.12	0.11773
Adjustment due to price protection	2,456,534,397	$0.00204	0.00204
Forfeited/cancelled	(15,633,709)	0.03	0.030
Exercised	—	—	—
Outstanding December 31, 2019	2,566,101,248	$0.00204 to $0.12	$0.00451

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	Stockholder’s deficit (continued)

c)	Warrants

The following table summarizes information about warrants outstanding at December 31, 2019:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.00204	2,507,793,382	3.18		2,507,793,382
$0.03	6,070,366	0.80		6,070,366
$0.12	52,237,500	1.89		52,237,500

	2,566,101,248	3.15	$0.00451	2,566,101,248	$0.00451

All of the warrants outstanding as of December 31, 2019 are vested. The warrants outstanding as of December 31, 2019 have an intrinsic value of $2,188,320.

d)	Stock options

Our board of directors adopted the Greenestone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have no issued options at December 31, 2019 under the Plan.

No options were issued, exercised during the year ended December 31, 2019 and 2018, respectively.

On October 31, 2019, options exercisable for 480,000 shares expired. There are no other stock options outstanding.

As of December 31, 2019 there was no unrecognized compensation costs related to these options and the intrinsic value of the options as of December 31, 2019 is $0.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	Segment information

The Company has two reportable operating segments:

a.	Rental income from the property owned by CCH subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, these services were provided to customers at our Addiction Recovery Institute of America and Seastone of Delray operations.

The segment operating results of the reportable segments for the year ended December 31, 2019 is disclosed as follows:

	Year ended December 31, 2019
	Rental Operations	In-Patient services	Total

Revenue	$331,584	$28,363	$359,947
Operating expenditure	17,200	4,542,482	(4,559,682)

Operating income (loss)	314,384	(4,514,119)	(4,199,735)

Other (expense) income
Other income	-	6,600	6,600
Loss on sale of assets	-	(1,019,812)	(1,019,812)
Penalty on convertible notes	-	(569,628)	(569,628)
Loss on debt conversion	-	(203,981)	(203,981)
Deposit forfeited	-	(1,665,078)	(1,665,078)
Interest income	-	17,226	17,226
Interest expense	(396,100)	(682,938)	(1,079,038)
Amortization of debt discount	-	(3,338,760)	(3,338,760)
Change in fair value of derivative liability	-	(2,599,029)	(2,599,029)
Foreign exchange movements	(38,992)	(272,614)	(311,606)
Net loss before taxation	(120,708)	(14,842,133)	(14,962,841)
Taxation	-	-	-
Net loss	$(120,708)	$(14,842,133)	$(14,962,841)

The operating assets and liabilities of the reportable segments as of December 31, 2019 is as follows:

	December 31, 2019
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	72,386	22,868	95,254
Assets
Current assets	4,230	251,212	255,442
Non-current assets	2,955,637	—	2,955,637
Liabilities
Current liabilities	(1,280,442)	(17,295,416)	(18,575,858)
Non-current liabilities	(4,655,765)	—	(4,655,765)
Intercompany balances	596,872	(596,872)	—
Net liability position	(2,379,468)	(17,641,076)	(20,020,544)

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	Segment information (continued)

The segment operating results of the reportable segments for the year ended December 31, 2018 is disclosed as follows:

	Year ended December 31, 2018
	Rental Operations	In-Patient services	Total

Revenue	$331,001	$101,514	$432,515
Operating expenditure	157,841	3,158,991	3,316,832

Operating income (loss)	173,160	(3,057,477)	(2,884,317)

Other (expense) income
Other income	—	6,009	6,009
Other expense	—	(8,000)	(8,000)
Interest income	—	5,334	5,334
Interest expense	(178,220)	(518,724)	(696,944)
Amortization of debt discount	—	(4,504,007)	(4,504,007)
Loss on change in fair value of derivative liability	—	(422,539)	(422,539)
Foreign exchange movements	78,177	349,876	428,053
Net income (loss) before taxation from continuing operations	73,117	(8,149,528)	(8,076,411)
Taxation	—	—	—
Net income (loss) from continuing operations	$73,117	$(8,149,528)	$(8,076,411)

The operating assets and liabilities of the reportable segments as of December 31, 2018 is as follows:

	December 31, 2018
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	46,667	273,450	320,117
Assets
Current assets	1,460	406,388	407,848
Non-current assets	2,855,981	9,405,280	12,261,261
Liabilities
Current liabilities	(2,028,940)	(11,648,776)	(13,677,716)
Non-current liabilities	(3,924,836)	(2,782,510)	(6,707,346)
Intercompany balances	788,944	(788,944)	—
Net liability position	(2,307,391)	(5,408,562)	(7,715,953)

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.	Net (loss) income per common share

For the year ended December 31, 2019 and 2018, the following options. Warrants and convertible securities were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

	Year ended December 31, 2019	Year ended December 31, 2018

Stock options	—	480,000
Warrants to purchase shares of common stock	2,566,101,248	97,499,908
Convertible notes	1,046,179,457	69.816.517
	3,612,280,705	167,796,425

19.	Commitments and contingencies

a.	Contingency related to outstanding penalties

The Company has provided for potential US penalties of $250,000 due to non-compliance with the filing of certain required returns. The actual liability may be higher due to interest and penalties assessed by these taxing authorities.

b.	Mortgage loans

The company has a mortgage loans as disclosed in note 11 above. The future commitment under this loans is as follows:

Amount
2020	114,290
2021	113,397
2022	3,767,548
Total	$3,995,235

c.	Other

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

The Company is current in its US tax filings, except for its 2018 filing, as of December 31, 2019 and is not current in its Canadian tax filings with the 2016 and 2017 returns still outstanding.

The income tax provision/ (benefit) is different from that which would be obtained by applying the statutory Federal income tax rate of 21% and applicable state tax rates of 5% to income before income tax expense. The items causing this difference for the years ended December 31, 2019 and 2018 are as follows:

	Year ended December 31, 2019	Year ended December 31, 2018

Tax credit at the federal and state statutory rate	(3,854,992)	(2,219,152)
Foreign taxation	(62,163)	121,579
Permanent differences	1,569,469	1,280,902
Foreign net operating losses utilized	—	(19,347)
Foreign tax rate differential	1,173	—
Valuation allowance	2,346,513	938,250
	—	102,232

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Net operating losses
Net operating loss carry forward	24,023,480	20,556,758
Net operating loss utilized	—	(73,007)
Foreign exchange differential	68,923	(68,925)
Net taxable loss	8,876,008	3,608,654
Valuation allowance	(32,968,411)	(24,023,480)
	—	—

The company has established a valuation allowance against its gross deferred tax assets sufficient to bring its net deferred tax assets to zero due to the uncertainty surrounding the realization of such assets. Management has determined it is more likely than not that the net deferred tax assets are not realizable due to the Company’s historical loss position. The valuation allowance for the year ended December 31, 2019 increased by $9,228,503 due to the additional operating losses incurred for the year ended December 31, 2019 and adjustments made to prior year opening balances.

As of December 31, 2019, the prior three tax years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

Pursuant to the Internal Revenue Code of 1986, as amended (“IRC”), §382, the Company’s ability to use its net operating loss carry forwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year period.

As of December 31, 2019, the Company is in arrears on certain US and Canadian tax filings and the amounts presented above are based on estimates. The actual losses available could differ from these estimates. In addition, the Company could be subject to penalties for these unfiled tax returns.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.	Income taxes (continued)

As of December 31, 2019 and 2018, the Company has accrued $250,000 in penalties and interest attributable to delinquent tax returns. Management believes the Company has adequately provided for any ultimate amounts that are likely to result from audits of these returns once filed; however, final assessments, if any, could be significantly different than the amounts recorded in the financial statements.

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

21.	Subsequent events

Between January 10, 2020 and January 24, 2020, in terms of conversion notices received from Power up, the Company converted the aggregate principal sum of $53,000 and interest thereon of $1,085 into 75,618,509 shares of common stock, thereby extinguishing the note.

Between January 24, 2020 and February 27, 2020, in terms of conversion notices received from Power up, the Company converted the aggregate principal sum of $41,400 into 453,800,493 shares of common stock.

Between January 6, 2020 and February 26, 2020, in terms of conversion notices received from First Fire Global Opportunities Fund, the Company converted the aggregate principal sum of $83,902 into 308,100,000 shares of common stock, thereby extinguishing the note.

Between January 15, 2020 and February 24, 2020, in terms of conversion notices received from Labrys Fund LP, the Company converted the aggregate principal sum of $8,936 and interest thereon of $138,109 into 479,160,076 shares of common stock, thereby extinguishing the note.

Between January 6, 2020 and February 13, 2020, Leonite Capital, LLC converted a total of 125,609,759 warrants through a cashless exercise option into 103,000,000 shares of common stock.

Subsequent to year end, in terms of the Deed of transfer an additional $36,470 of expenses were incurred relating to the disposal of the property, these expenses were added to the Leonite convertible loan balance outstanding.

The Company intends to continue its operations at a new location in west Palm Beach. A Letter of Intent ("LOI") was signed on February 7, 2020, with a third party that has a property lease and a pending license at its new location. The Company originally anticipated recommencing operations in February 2020, however it has been adversely affected by the COVID-19 pandemic. The LOI requires the Company to provide a working capital loan of up to $500,000. The ability to secure financing has been delayed by the pandemic. The Company is expecting to complete the working capital financing and to close the acquisition of the third party during the next month and to begin operations at the new location shortly thereafter.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below.

b)	Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2019, based on the criteria established in a report entitled “Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2019, and identified the following material weaknesses:

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names and ages of the members of the Company’s Board of Directors (the “Board”) and executive officers, and the positions held by each:

Name Position
Shawn E. Leon	60	Chief Executive Officer, Chief Financial Officer, President and Director

John O’Bireck	61	Director

Gerald T Miller	62	Director

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

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, at December 31, 2019, none of the officers, directors or 10% shareholders were in compliance with Section 16(a).

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon, President CEO, CFO(1)	2019	—	—	—	—	—	-	-
	2018	—	—	—	—	—	182,430	182,430

(1)	All other compensation represents a management fee of $0 and $182,430 paid to a company controlled by Mr. Leon and a further management fee for services rendered. No management fees were paid for the year ended December 31, 2019 due the current financial position of the Company. The verbal management agreement was entered into with Greenstone Clinic, Inc., a wholly owned subsidiary of Shawn Leon, and Shawn Leon, was initially for a term of one year and was for the development of medical clinics in Ontario, Canada. The agreement has been extended from year to year and has been expanded to include overall company management and the development of clinics in the United States. The management agreement allowed for a maximum compensation of $300,000 per year.

Outstanding Equity Awards at Fiscal Year End

 There were no equity awards issued to executive officers during the fiscal year ended December 31, 2019 and there are no outstanding equity awards to named officers as of December 31, 2019.

Information regarding equity compensations plans is set forth in the table below:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans

Equity Compensation plans approved by the stockholders
2013 Equity compensation plan	-	$-	10,000,000
Equity Compensation plans not approved by the stockholders
None	—	—	—

	-	$-	10,000,000

Directors Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the year ended December 31, 2019.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon	—	—	—	—	—	—	—

John O’ Bireck(1)	—	35,000	—	—	—	—	35,000

Gerald T Miller(1)	—	35,000	—	—	—	—	35,000

(1)	On June 20, 2019, we issued 500,000 shares of common stock to each of the non-executive directors as compensation for their services as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than five percent (5%) of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares of common stock are owned directly and the percentage shown is based on 1,841,090,247 shares of common Stock issued and outstanding as of June 30, 2020.

Name of beneficial owner	Amount and nature of beneficial ownership, including common stock		Percentage of common stock beneficially owned(1)

Directors and Officers
Shawn E. Leon	173,622,192	(2)	9.4%
Gerald T. Miller	500,000	(3)	*
John O’Bireck	500,000	(4)	*

All officers and directors as a group (10 persons)	174,622,192		9.5%

* Less than 1%

(1)	Based on 1,841,090,247 shares of common stock outstanding as of June 30, 2020.

(2)	Includes 2,257,850 shares held by Mr. Leon, a further 2,687,300 shares held by Greenestone Clinic, a company controlled by Mr. Leon, a further 60,000,000 shares owned by Leon Developments, a company controlled by Mr. Leon , 8,677,042 shares owend by Eileen Greene, Mr. Leon's spouse and 100,000,000 shares owned by Mr. Leons son.

(3)	Includes 500,000 shares of common stock.
(4)	Includes 500,000 shares of common stock.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Related Party Transactions

As of December 31, 2019, amounts payable to executive officers or their affiliates for related party payables, as detailed in the below table:

Name	Amount
Owing by the Company
Shawn E. Leon	$(293,072)
Leon Developments, LTD(2)	(904,121)
Eileen Greene(3)	(1,595,887)
Total	$(2,793,080)

(1)	Shawn Leon is the Chief Executive Officer of the company

(2)	Leon Developments is wholly owned by Shawn Leon, the Company’s Chief Executive Officer

(3)	Eileen Greene is the spouse of Shawn Leon.

Shawn E. Leon

As of December 31, 2019 and 2018 the Company had a payable of $293,072 and a receivable of $32,650 from Shawn E. Leon, respectively. Mr. Leon is a director and CEO of the Company. The balances payable and receivable are non-interest bearing and has no fixed repayment terms.

Companies controlled by Mr. Leon were paid management fees of $0 and $182,430 for the years ended December 31, 2019 and 2018, respectively.

Leon Developments, Ltd.

As of December 31, 2019 and 2018, the Company owed Leon Developments, Ltd. $904,121 and $1,581,499, respectively.

Eileen Greene

As of December 31, 2019 and 2018, the Company owed Eileen Greene, the spouse of our CEO, Shawn Leon, $1,595,887 and $1,034,114, respectively. During the year ended December 31, 2019, Ms. Greene advanced the company a net $560,824 to fund working capital requirements. The amount owing to Ms. Greene is non-interest bearing and has no fixed repayment terms.

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

As of December 31, 2019, the Board determined that John O’Bireck and Gerald T Miller are independent and that Mr. Leon is not independent under these standards.

 Item 14. Principal Accountant Fees and Services.

Daskal Bolton LLP serves as our independent registered public accounting firm.

 The following is a summary of the fees paid by us to Daszkal Bolton LLP for the year ended December 31, 2019 and 2018 for professional services rendered:

	Year ended December 31, 2019	Year ended December 31, 2018

Audit fees and expenses	$72,000	$70,500
Taxation preparation fees	4,500	11,863
Audit related fees	-	—
Other fees	-	—
	$76,500	$82,363

Audit Fees

Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by Daszkal Bolton LLP in connection with statutory and regulatory filings or engagements in fiscal year ended December 31, 2019 and 2018, respectively.

Audit Related Fees

Consists of fees billed for accounting, assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns.

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services listed above for the fiscal years ended December 31, 2019 and 2018, respectively.

PART IV

Item 15. Exhibits, Financial Statement Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)	(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of December 31, 2019 and 2018

3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019 and 2018

4.	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2019 and 2018

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

6.	Notes to Consolidated Financial Statements

(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(b)	Exhibits

Exhibit No.	Description	Form	SEC File No.	Date	Filed Herewith	Filed by Reference

3.1	Articles of Incorporation of NNRC, Inc. (as filed with the Secretary of State of Colorado on April 1, 1993)	10-K	000-15078	March 28, 2013		X

3.2	Articles of Amendment to the Articles of Incorporation of Nova Natural Resources, Inc. (as filed with the Secretary of State of Colorado on May 8, 2012)	10-K	000-15078	March 28, 2013		X

3.3	Articles of Amendment to the Articles of Incorporation of Greenestone Healthcare Corporation (as filed with the Secretary of State of Colorado on March 26, 2013)	8-K	000-15078	March 29, 2013		X

3.4	Amended and Restated Bylaws of Greenestone Healthcare Corporation	8-K	000-15078	March 29, 2013		X

3.5	Articles of Amendment to the Articles of Incorporation re: Name Change	8-K	000-15078	April 10, 2017		X

3.6	First amendment to Amended and Restated Bylaws	8-K	000-15078	April 10, 2017		X

4.1	Form of Series L Convertible Note and Warrant Agreement	8-K	000-15078	42740		X

4.2	Form of LABRYS LP Convertible Note Agreement	8-K	000-15078	February 2, 2017		X

10.1	Stock Purchase Agreement I	8-K	000-15078	March 29, 2013		X

10.2	Form of Warrant I	8-K	000-15078	December 30, 2013		X

10.3	Form of Warrant II	8-K	000-15078	December 30, 2013		X

10.4	Stock Purchase Agreement II	8-K	000-15078	December 30, 2013		X

10.5	Share Purchase Agreement, dated as of December 16, 2014 by and between the Registrant and Jainheel Patekh Medical Professional Corporation	8-K	000-15078	December 23, 2014		X

10.6	Collateral Note, Dated December 16, 2014	8-K	000-15078	December 23, 2014		X

10.7	Seastone of Delray Asset Purchase Agreement, Management Services Agreement and Commercial Real Estate Contract	8-K	000-15078	May 23, 2016		X

10.8	Stock Purchase Agreement re: Cranberry Cove Holdings Ltd.	8-K	000-15078	February 17, 2017		X

Exhibit No.	Description	Form	SEC File No.	Date	Filed Herewith	Filed by Reference
10.9	Asset Purchase Agreement re: Sale of Muskoka Clinic	8-K	000-15078	February 17, 2017		X

10.10	Lease of Muskoka Clinic	8-K	000-15078	February 17 2017		X

16.1	Letter from Jarvis Ryan Associates, LLP	8-K	000-15078	July 19, 2014		X

31.1	Certification of the Principal Executive Officer of the registrant pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Rule 13(a) -14(a) or Rule 15(d( - 14 (a)	X

31.2	Certification of the Principal Financial Officer of the registrant pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Rule 13(a) -14(a) or Rule 15(d( - 14 (a)	X

32.1	Certification of the Principal Executive Officer pursuant to Rule 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

32.2	Certification of the Principal Financial Officer pursuant to Rule 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

101.INS	INS XBRL Instance Document		X
101.SCH	SCH XBRL Schema Document		X
101.CAL	CAL XBRL Calculation Linkbase Document		X
101.DEF	DEF XBRL Definition Linkbase Document		X
101.LAB	LAB XBRL Label Linkbase Document		X
101.PRE	PRE XBRL Presentation Linkbase Document		X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHEMA HEALTH CORPORATION.

Date: July 10, 2020

By: /s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	July 10, 2020
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	July 10, 2020
John O’Bireck

/s/ Gerald T. Miller	Director	July 10, 2020
Gerald T. Miller