Form 10-Q
period 2020-03-31
ETHEMA HEALTH Corp
filed 2020-09-28
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-54748

ETHEMA HEALTH CORPORATION.

(Exact Name of Registrant as Specified in its Charter)

Colorado	84-1227328
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

1590 S. Congress Avenue West Palm Beach, Florida	33406
Address of Principal Executive Offices	Zip Code

(561) 290-0239

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares	GRST	OTC Pink

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of common stock outstanding as of September 21, 2020 was 1,841,090, 247.

COVID-19 EXPLANATORY NOTE

The Company has been unable to meet the extended deadline to file its Quarterly Report on Form 10-Q as allowed by the Order of the Securities and Exchange Commission (the “SEC”), dated March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-22465). Due to the lockdowns imposed by local US State Government, the Company has not had access to consulting and other administrative staff and accordingly was unable to compile and review information necessary to complete our filing within the extended time period allowed by the SEC, without unreasonable effort or expense due to circumstances related to the COVID-19 pandemic.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2019 filed with the SEC on July 10, 2020. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Health Corporation.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ETHEMA HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(UNAUDITED)
ASSETS

Current assets
Cash	$1,940	$2,975
Accounts receivable, net	56,580	105,842
Prepaid expenses	17,619	26,625
Other current assets	135,537	120,000
Total current assets	211,676	255,442
Non-current assets
Due on sale of subsidiary	4,571	4,969
Property and equipment	2,672,627	2,950,668
Total non-current assets	2,677,198	2,955,637
Total assets	$2,888,874	$3,211,079

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$—	$11,079
Accounts payable and accrued liabilities	901,902	1,022,175
Taxes payable	757,327	792,915
Convertible loans, net of discounts	5,367,603	5,041,113
Short term loans	99,300	106,934
Mortgage loans	105,662	114,290
Derivative liability	18,449,168	8,694,272
Related party payables	2,705,804	2,793,080
Total current liabilities	28,386,766	18,575,858
Non-current liabilities
Third party loans	730,235	774,820
Mortgage loans, net of current portion	3,526,779	3,880,945
Total non-current liabilities	4,257,014	4,655,765
Total liabilities	32,643,780	23,231,623

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 3,000,000 authorized, nil outstanding at March 31, 2020 and December 31, 2019.	—	—
Preferred Stock - Series B; $0.0001 par value, 10,000,000 authorized, nil outstanding at March 31, 2020 and December 31, 2019.	—	—
Common stock; $0.01 par value, 10,000,000,000 shares authorized; 1,577,862,975 and 155,483,897 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	15,778,630	1,554,838
Common stock discount	(13,572,835)	—
Additional paid-in capital	23,327,307	23,188,527
Accumulated other comprehensive income	542,163	727,976
Accumulated deficit	(55,830,171)	(45,491,885)
Total stockholders’ deficit	(29,754,906)	(20,020,554)
Total liabilities and stockholders’ deficit	$2,888,874	$3,211,079

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended March 31, 2020	Three months ended March 31, 2019

Revenues	$83,542	$82,015

Operating expenses
General and administrative	22,536	382,153
Rental expense	1,000	570,066
Professional fees	108,021	44,154
Salaries and wages	12,351	404,264
Depreciation	30,241	75,876
Total operating expenses	174,149	1,476,513

Operating loss	(90,607)	(1,394,498)

Other Income (expense)
Loss on conversion of convertible debentures	(286,343)	—
Exercise of warrants	(92,952)	—
Interest income	60	15,277
Interest expense	(193,922)	(345,098)
Debt discount	(403,677)	(761,942)
Derivative liability movement	(9,754,896)	(473,301)
Foreign exchange movements	484,051	(129,118)
Net loss before taxation	(10,338,286)	(3,088,680)
Taxation	—	—
Net loss	(10,338,286)	(3,088,680
Accumulated other comprehensive loss
Foreign currency translation adjustment	(185,813)	43,097

Total comprehensive loss	$(10,524,099)	$(3,045,583)

Basic and diluted loss per common share	$(0.01)	$(0.02)
Weighted average common shares outstanding – Basic and diluted	956,540,071	124,358,020

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

		Preferred Series A	Preferred Series B		Common			Additional
	Shares	Amount	Shares	Amount	Shares	Amount*	Discount to par value	Paid in Capital*	Comprehensive Income	Accumulated Deficit	Total

Balance as of December 31, 2019	—	—	—	$—	155,483,897	$1,554,838	$—	$23,188,527	$727,976	$(45,491,885)	$(20,020,544)
Exercise of warrants	—	—	—	—	103,000,000	1,030,000	(937,048)	—	—	—	92,952
Shares issued for commitment fees	—	—	—	—	2,700,000	27,000	—	138,780	—	—	165,780
Conversion of convertible notes					1,316,679,078	13,166,792	(12,635,787)	—	—	—	531,005
Foreign currency translation	—	—	—	—	—	—		—	(185,813)	—	(185,813)
Net loss	—	—	—	—	—	—		—	—	(10,338,286)	(10,338,286)
Balance as of March 31, 2020	—	—	—	$—	1,577,862,975	$15,778,630	$(13,572,835)	$23,327,307	$542,163	$(55,830,171)	$(29,754,906)

		Preferred Series A	Preferred Series B		Common			Additional
	Shares	Amount	Shares	Amount	Shares	Amount*	Discount to par value	Paid in Capital*	Comprehensive Income	Accumulated Deficit	Total

Balance as of December 31, 2018	—	—	—	$—	124,300,341	$1,243,004	$—	$20,939,676	$630,411	$(30,529,044)	$(7,715,953)
Fair value of warrants issued	—	—	—	—	—	—	—	874,566	—	—	874,566
Shares issued for commitment fees	—	—	—	—	71,111	711	—	4,267	—	—	4,978
Foreign currency translation					—	—	—	—	43,097	—	43,097
Net loss	—	—	—	—	—	—	—	—	—	(3,088,680)	(3,088,680)
Balance as of March 31, 2019	—	—	—	—	124,371,452	$1,243,715	—	$21,818,509	$673,508	$(33,617,724)	$(9,881,992)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31, 2020	Three months ended March 31, 2019
Operating activities
Net loss	$(10,338,286)	$(3,088,680)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	30,241	75,876
Exercise of warrants	92,952	—
Loss on conversion of convertible debentures	286,343	—
Stock based compensation for services	165,780	—
Amortization of debt discount	403,677	761,942
Derivative liability movements	9,754,896	473,301
Non-cash interest accrual on escrow deposit	(23)	(15,277)
Non cash deferral of operating lease expense	—	95,302
Changes in operating assets and liabilities
Accounts receivable	49,007	(77,275)
Prepaid expenses and other current assets	3,000	(80,409)
Deposit released from escrow	—	322,156
Accounts payable and accrued liabilities	75,296	424,777
Taxes payable	10,861	—
Net cash provided by (used in) operating activities	533,744	(1,108,287)
Investing activities
Investment in promissory note	(15,537)	—
Deposits refunded	5,995	—
Deposit on property	—	(2,658)
Purchase of fixed assets	—	(8,176)
Net cash used in investing activities	(9,542)	(10,834)

Financing activities
Decrease in bank overdraft	(11,079)	—
Repayment of mortgage	(25,855)	(33,396)
Proceeds from convertible notes	—	1,567,000
Repayment of convertible notes	—	(523,803)
Repayment of related party notes		(1,081)
Proceeds from related party notes	19,362	—
Net cash (used in) provided by financing activities	(17,572)	1,008,720

Effect of exchange rate on cash	(507,665)	111,306

Net change in cash	(1,035)	905
Beginning cash balance	2,975	24,674
Ending cash balance	$1,940	$25,579

Supplemental cash flow information
Cash paid for interest	$41,504	$411,610
Cash paid for income taxes	$—	$—

Non cash investing and financing activities
Conversion of debt to equity	$531,005	$—
Fair value of warrants issued	$—	$874,566

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business

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

2.	Summary of significant accounting policies

Basis of presentation

The (a) unaudited condensed consolidated balance sheets as of March 31, 2020, which have been derived from the unaudited condensed consolidated financial statements, and as of December 31, 2019, which have been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on July 10, 2020.

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

Certain of the Company’s subsidiaries functional currency is the Canadian dollar, while the Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into US dollars in accordance with ASC 830, “Foreign Currency Translation” as follows:

i.	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.

ii.	Equity at historical rates.

iii.	Revenue and expense items and cash flows at the average rate of exchange prevailing during the period.

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

The relevant translation rates are as follows: For the three months ended March 31, 2020, a closing rate of CDN$1.00 equals US$0.7049 and an average exchange rate of CDN$1.00 equals US$0.7435. For the three months ended March 31, 2019, an average exchange rate of CAD$1.0000 equals US$0.7483 and for the year ended December 31, 2019 a closing rate of $0.7699.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s accounts receivables were $56,580 and $105,842 for the three months ended March 31, 2020 and year ended December 31, 2019, respectively, and were included in other current assets in the condensed consolidated balance sheets. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated accounts receivable settlements resulted in a decrease in revenues of $0 and $414,603 for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.

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

During 2020, the Company’s revenues were solely comprised of rental income.

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

The Company’s policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition. The Company had no cash equivalents at March 31, 2020 and December 31, 2019.

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

Financial assets measured at cost are tested for impairment when there are indicators of impairment. The amount of the write- down is recognized in net income. The previously recognized impairment loss may be reversed to the extent of the improvement, directly or by adjusting the allowance account, provided it is no greater than the amount that would have been reported at the date of the reversal had the impairment not been recognized previously. The amount of the reversal is recognized in net income. The Company recognizes its transaction costs in net income in the period incurred. However, financial instruments that will not be subsequently measured at fair value are adjusted by the transaction costs that are directly attributable to their origination, issuance or assumption.

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

i)	Property and equipment

Property and equipment is recorded at cost. Depreciation is calculated on the straight line basis over the estimated life of the asset:

·	Buildings 25 years

j)	Income taxes

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

The tax returns for fiscal 2001, through 2017 are subject to audit or review by the US tax authorities, whereas fiscal 2010 through 2019 are subject to audit or review by the Canadian tax authority.

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

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

k)	Net income (loss) per Share (continued)

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

Stock based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the unaudited condensed consolidated statements of operations and comprehensive loss is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have minimal awards with performance conditions and no awards dependent on market conditions.

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

n)	Recent accounting pronouncements

Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss methodology with an expected credit loss methodology that is referred to as the current expected credit loss (CECL) methodology. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The amendments in this update are required to be applied using the modified retrospective method with an adjustment to accumulated deficit and are effective for the Company beginning with fiscal year 2020, including interim periods. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. An entity with trade receivables will be required to use historical loss information, current conditions, and reasonable and supportable forecasts to determine expected lifetime credit losses. Pooling of assets with similar risk characteristics is also required.

Since adopted on January 1, 2020, there has not been any material impact on the Company’s financial position, results of operations, and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), the Amendments in this update reduce the complexity in accounting for income taxes by removing certain exceptions to accounting for income taxes and deferred taxes and simplifying the accounting treatment of franchise taxes, a step up in the tax basis of goodwill as part of business combinations, the allocation of current and deferred tax to a legal entity not subject to tax in its own consolidated financial statements, reflecting changes in tax laws or rates in the annual effective rate in interim periods that include the enactment date and minor codification improvements.

This ASU is effective for fiscal years and interim periods beginning after December 15, 2020.

The effects of this ASU on the Company’s condensed consolidated financial statements is not considered to be material.

The FASB issued several updates during the period, none of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the condensed consolidated financial statements upon adoption.

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

o)	Financial instruments Risks

The Company is exposed to various risks through its condensed consolidated financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, March 31, 2020 and December 31, 2019.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $28,170,081 and an accumulated deficit of $55,830,171. The Company will be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to minimal interest rate risk as there is no overdraft indebtedness as of March 31, 2020. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as it has subsidiaries that operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at March 31, 2020, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $24,150 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mitigate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As of March 31, 2020 the Company has a working capital deficiency of approximately $28,200,000 and accumulated deficit of approximately $55,800,000. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan, and generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These factors create substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities or other adjustments that may be necessary should the Company not be able to continue as a going concern.

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Prepaid expenses and other current assets

Prepaid expenses and other current assets includes the following:

On February 25, 2019, the Company entered into a Letter of Intent whereby it would purchase a 33.33% interest in Local Link Wellness, LLC (“LLW”) for gross proceeds of $400,000. LLW plans to provide a comprehensive addiction treatment program to large employee groups. The company has advanced LLW a total of $120,000 as at March 31, 2020. These funds were advanced as short-term promissory notes that are immediately due and payable and are classified as other current assets on our unaudited condensed consolidated balance sheet.

The company invested $15,500 in Evernia Health Services, LLC (“Evernia”), a newly formed entity which is 100% owned by American Treatment Holdings, Inc. (“ATHI”), a newly formed entity to hold the investment in Evernia. Subsequent to March 31, 2020, the Company acquired 51% of ATHI by providing a loan of a maximum of $500,000 to Ervernia. As of June 30, 2020, the Company had advanced Evernia approximately $98,000 including accrued interest thereon and the Company has agreed to advance an additional amount of approximately $202,000 (“the First Tranche”) within a reasonable time of concluding the loan agreements. The timing of the balance of the advance of approximately $200,000 will be mutually agreed upon between the parties.

5.	Property and equipment

Property and equipment consists of the following:

	March 31, 2020			December 31, 2019
	Cost	Accumulated depreciation	Net book value	Net book value
Land	$151,547	$—	$151,547	$165,537
Property	2,866,811	(345,731)	2,521,080	2,785,131
	$3,018,358	$(345,731)	$2,672,627	$2,950,668

Depreciation expense for the three months ended March 31, 2020 and 2019 was $30,241 and $75,876, respectively.

6.	Taxes Payable

The taxes payable consist of:

·	A payroll tax liability of $128,702 (CDN$182,589) in Greenestone Muskoka which has not been settled as yet.
·	The Company has assets and operates businesses in Canada and is required to disclose these operations to the US taxation authorities, the requisite disclosure has not been made. Management has reserved the maximum penalty due to the IRS in terms of non-disclosure. This non-compliance with US disclosure requirements is currently being addressed. An amount of $250,000 has been accrued for any potential exposure the Company may have.
·	Estimated income taxes payable in certain of the Canadian operations.

	March 31, 2020	December 31, 2019

Payroll taxes	$128,702	$140,583
HST/GST payable	34,578	26,524
US penalties due	250,000	250,000
Income tax payable	344,047	375,808
	$757,327	$792,915

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Short term convertible notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity date	Principal	Interest	Debt Discount	March 31, 2020	December 31, 2019

Leonite Investments LLC	8.5%	On demand	$1,126,394	$154,152	$-	$1,280,546	$1,213,148

Power Up Lending Group	9.0%		-	-	-	-	33,707
	9.0%	September 10, 2019	41,600	4,835	(4,303)	42,132	51,827

First Fire Global Opportunities Fund	12.0%	December 2019	73,006	91,606	-	164,612	247,361

Actus Fund, LLC	10.0%	May 7, 2020	225,000	14,813	(30,384)	209,429	129,016

Labrys Fund, LP	12.0%	January 8, 2020	273,064	4,751	-	277,815	286,057

Series N convertible notes	6.0%	May 17, 2019 to September 16, 2020	3,229,000	279,365	(115,296)	3,393,069	3,079,997

						$5,367,063	$5,041,113

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

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Short term convertible notes (continued)

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

Refer to Note 16 for subsequent events concerning Leonite Capital, LLC.

Power Up Lending Group LTD

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

Between January 10, 2020 and January 24, 2020, in terms of conversion notices received, Power Up converted the aggregate principal amount of $53,000 and interest thereon of $1,085 into 75,618,509 shares of common stock at an average conversion price of $0.000715 per share.

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Short term convertible notes (continued)

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

Between January 24, 2020 and February 27, 2020, in terms of conversion notices received, Power Up converted the aggregate principal amount of $41,400 into 453,800,493 shares of common stock at an average conversion price of 0.0000912 per share.

Refer to Note 16 for subsequent events concerning Power up Lending Group LTD.

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

Between September 11, 2019 and December 30, 2019, in terms of a conversion notices received, the Company issued 11,887,445 shares of Common stock in settlement of $36,592 of principal outstanding.

Between January 6, 2020 and February 26, 2020, in terms of conversion notices received, First Fire converted an aggregate principal amount of $83,902 into 308,100,000 shares of common stock at an average conversion price of $0.000272 per share.

Refer to Note 16 for subsequent events concerning First Fire Global Opportunities Fund.

Auctus Fund, LLC

On August 7 2019, the Company, entered into a Securities Purchase Agreement with Auctus Fund, LLC, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $225,000. The Note has a maturity date of May 7, 2020 and bears interest at the rate of ten percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of Actus Fund, LLC during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 60% of the lowest closing bid price of the Company’s common stock for the thirty trading days prior to conversion.

Refer to Note 16 for subsequent events concerning Auctus Fund LLC.

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Short term convertible notes (continued)

Labrys Fund, LP

On July 8, 2019, 2019, the Company, entered into a Securities Purchase Agreement with Labrys Fund, LP, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $282,000 for net proceeds of $253,800 after an original issue discount of $28,200. The Note has a maturity date of January 8, 2020 and bears interest at the rate of twelve percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of Labrys during the period beginning on the date that is 180 days following the issue date into shares of the Company's common stock at a conversion price equal to 60% of the lowest closing bid price of the Company's common stock for the thirty trading days prior to conversion. The Company was also required to transfer 2,764,706 unissued shares of common stock, which shares will be returned to the Company if the note is repaid prior to the expiry of 180 days from the date of issuance.

In connection with the issuance of the convertible promissory note to Labrys Fund LP, the Company issued 2,700,000 returnable shares. These shares were returnable if the note was paid prior to maturity date on January 8, 2020. Should the convertible note be in default the shares will be retained by Labrys Fund, LP. The company had not repaid the note on the maturity date, January 8, 2020, therefore the 2,700,000 shares were expensed as an additional fee amounting to $165,780, the value of the shares on the date of grant.

Between January 15, 2020 and February 25, 2020, in terms of conversion notices received, Labrys Fund LP converted the aggregate principal sum of $8,936 and interest of $19,867 into 479,160,076 shares of common stock at an average conversion price of 0.00006 per share.

Refer to Note 16 for subsequent events concerning Labrys Fund LP.

Series N convertible notes

During the period from May 17, 2018 to December 4, 2018, the Company closed several tranches of a private offering in which it raised $2,505,000 in principal from 12 accredited investors through the issuance to the investors of the Company’s Series N convertible notes, in the total original principal amount of $2,505,000, which Notes were convertible into the Company’s common stock at a conversion price of $0.08 per share together with three year warrants to purchase up to a total of 31,312,500 shares of the Company’s common stock at an exercise price of $0.12 per share. Both the conversion price under the Notes and the exercise price under the warrants are subject to standard price and anti-dilution adjustment mechanisms. The notes matured between May 16, 2019 to December 3, 2019.

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

8.	Mortgage loans

Loans payable is disclosed as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	March 31, 2020	December 31, 2019

Cranberry Cove Holdings, Ltd.
Pace Mortgage	4.2%	July 19, 2022	$3,627,433	$5,009	$3,632,441	$3,995,235
Disclosed as follows:
Short-term portion					$105,662	$114,290
Long-term portion					3,526,779	3,880,945
					$3,632,441	$3,995,235

The aggregate amount outstanding is payable as follows:

Amount
Within 12 months	105,662
Within 12 to 24 months	104,925
Within 24 to 36 months	3,421,854
Total	$3,632,441

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Mortgage loans (continued)

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

9.	Third party loan

On April 12, 2019, Eileen Greene, a related party assigned CDN1,000,000 of the amount owed by the Company to her to a third party. The loan bears interest at 12% per annum which the Company agreed to pay.

10.	Derivative liability

The short-term convertible notes, together with certain warrants issued to Leonite and the short term convertible notes disclosed in note 7 above and note 12 below, have variable priced conversion rights with no fixed floor price and will reprice dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $1,959,959 using a Black-Scholes valuation model.

The derivative liability is marked-to-market on a quarterly basis. As of March 31, 2020, the derivative liability was valued at $18,449,168, primarily due to the increase in the number of warrants due to Leonite in terms of the warrant conversion price protection afforded the warrant holder.

The following assumptions were used in the Black-Scholes valuation model:

Three months ended March 31, 2020

Calculated stock price	$0.0001
Risk free interest rate	0.05% to 0.33%
Expected life of convertible notes and warrants	1 to 53 months
expected volatility of underlying stock	193.9% to 363.7%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	March 31, 2020	December 31, 2019

Opening balance	$8,694,272	$4,618,080
Derivative liability on issued convertible notes and variable priced warrants	—	1,477,163
Fair value adjustments to derivative liability	9,754,896	2,599,029

Closing balance	$18,449,168	$8,694,272

11.	Related party transactions

Shawn E. Leon

As of March 31, 2020 and December 31, 2019 the Company had a payable of $326,504 and $293,072, respectively to Shawn E. Leon. Mr. Leon is a director and CEO of the Company. The balances payable is non-interest bearing and has no fixed repayment terms.

Mr. Leon was paid management fees of $0 for the three months ended March 31, 2020 and 2019. Mr. Leon is entitled to management fees of $240,000 per annum.

Leon Developments, Ltd.

As of March 31, 2020 and December 31, 2019, the Company owed Leon Developments, Ltd., $794,052 and $904,121, respectively. The balance owing to Leon Developments, Ltd. Is non-interest bearing and has no fixed terms of repayment.

Eileen Greene

As of March 31, 2020 and December 31, 2019, the Company owed Eileen Greene, the spouse of Mr. Leon, $1,585,247 and

$1,595,887, respectively. The amount owing to Ms. Greene is non-interest bearing and has no fixed repayment terms.

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Stockholders' deficit

a)	Common shares

Authorized, issued and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The company has issued and outstanding common shares of 1,577,862,975 and 155,483,897 as of March 31, 2020 and December 31, 2019, respectively.

Between January 6, 2020 and February 27, 2020, the Company issued 1,316,679,078 shares of common stock in terms of conversion notices received from convertible note holders. The shares issued were issued below par based on the market price of the stock on the date of conversion and were valued at $531,005.

On January 8, 2020, the Company recorded the issuance of 2,700,000 shares to Labrys Fund. These shares were originally issued to Labrys fund as shares returnable to the Company dependent on settlement of the convertible note at maturity. The Company did not settle the convertible note or interest thereon at maturity.

Between January 6, 2020 and February 13, 2020, the Company issued 103,000,000 shares of common stock to Leonite Investment in terms of the exercise of 125,609,759 warrants valued at $92,952 at an average exercise price of 0.00009 per share, based on the price protection afforded to the warrant holder.

b)	Preferred shares

Authorized, issued and outstanding

The Company has authorized 13,000,000 preferred shares with a par value of $0.01 per share, designated as 3,000,000 series A convertible preferred shares and 10,000,000 series B convertible preferred shares. The Company has no preferred shares issued and outstanding.

c)	Warrants

In terms of the price protection provided in the Leonite Capital, LLC warrants which were issued at an initial exercise price of $0.10 per share. These warrants provided for a reduction in the issue price should the Company issue any stock at a price below the exercise price. The Company subsequently issued common stock at a price of $0.0000324 per share thereby triggering the price protection clause in the warrant agreement, resulting in an additional 152,017,272,726 warrants exercisable over shares of common stock. Leonite exercised warrants over 125,609,759 shares of common stock resulting in the issue of 103,000,000 shares of common stock. The remaining Leonite warrants exercisable for 154,399,456,399 shares are exercisable at $0.0000324 per share.

A summary of all of the Company’s warrant activity during the period January 1, 2019 to March 31, 2020 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding as of January 1, 2019	97,499,908	$0.003 to $0.12	$0.0910000
Granted	27,700,652	$0.10 to $0.12	0.1177300
Adjustment due to price protection	2,456,534,397	$0.00204	0.0020400
Forfeited/cancelled	(15,633,709)	0.03	0.0300000
Exercised	—	—	—
Outstanding as of December 31, 2019	2,566,101,248	$0.00204 to $0.12	$0.0044700
Granted	—	—	—
Adjustment due to price protection	152,017,272,726	$0.0000324	0.0000324
Forfeited/cancelled	(2,366,666)	0.03	0.0300000
Exercised	(125,609,759)	0.0009	0.0009000
Outstanding as of March 31, 2020	154,455,397,549	$0.0000324 to $0.12	$0.0000737

The following table summarizes information about warrants outstanding at March 31, 2020:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.0000324	154,399,456,349	2.94		154,399,456,349
$0.03	3,703,700	1.04		3,703,700
$0.12	52,237,500	1.64		52,237,500

	154,455,397,549	2.94	$0.0000737	154,455,397,549	$0.0000737

All of the warrants outstanding as of March 31, 2020 and December 31, 2019 are vested. The warrants outstanding as of March 31, 2020 have an intrinsic value of $10,437,403.

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Stockholders' deficit (continued)

d)	Stock options

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

No options were issued, exercised or cancelled during the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.

13.	Segment information

The Company has two reportable operating segments:

a.	Rental income from the property owned by CCH subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, these services were provided to customers at the Company’s ARIA and Seastone of Delray operations.

The segment operating results of the reportable segments is disclosed as follows:

	Three months ended March 31, 2020
	Rental Operations	In-Patient services	Total

Revenue	$83,542	$-	$83,542
Operating expenditure	30,300	143,849	174,149

Operating income (loss)	53,242	(143,849)	(90,607)

Other (expense) income
Other income
Loss on conversion of convertible notes	-	(286,343)	(286,343)
Exercise of warrants	-	(92,952)	(92,952)
Interest income	-	60	60
Interest expense	(61,398)	(132,524)	(193,922)
Amortization of debt discount	-	(403,677)	(403,677)
Change in fair value of derivative liability	-	(9,754,896)	(9,754,896)
Foreign exchange movements	71,619	412,432	484,051
Net income (loss) before taxation	63,463	(10,401,749)	(10,338,286)
Taxation	-	-	-
Net income (loss)	$63,463	$(10,401,749)	$(10,338,286)

	Three months ended March 31, 2019
	Rental Operations	In-Patient services	Total

Revenue	$82,015	$—	$82,015
Operating expenses	37,358	1,439,155	1,476,513

Operating income (loss)	44,657	(1,439,155)	(1,394,498)

Other (expense) income
Interest income	—	15,277	15,277
Interest expense	(41,512)	(303,586)	(345,098)
Amortization of debt discount	—	(761,942)	(761,942)
Loss on change in fair value of derivative liability	—	(473,301)	(473,301)
Foreign exchange movements	(19,291)	(109,827)	(129,118)
Net loss before taxation	(16,146)	(3,072,534)	(3,088,680)
Taxation	—	—	—
Net loss	$(16,146)	$(3,072,534)	$(3,088,680)

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Segment information (continued)

The operating assets and liabilities of the reportable segments is as follows:

	March 31, 2020
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	—	—	—
Assets
Current assets	2,883	208,793	211,676
Non-current assets	2,677,198	—	2,677,198
Liabilities
Current liabilities	(1,149,279)	(27,237,487)	(28,386,766)
Non-current liabilities	(3,526,779)	(730,235)	(4,257,014)
Intercompany balances	(704,122)	704,122	—
Net liability position	(2,700,099)	(27,054,807)	(29,754,906)

	March 31, 2019
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	—	8,176	8,176
Assets
Current assets	471	2,388,629	2,389,100
Non-current assets	2,885,893	23,004,453	25,890,346
Liabilities
Current liabilities	(2,117,691)	(17,117,309)	(19,235,000)
Non-current liabilities	(3,877,763)	(15,048,675)	(18,926,438)
Intercompany balances	737,461	(737,461)	—
Net liability position	(2,371,629)	(7,510,363)	(9,881,992)

14.	Net loss per common share

For the three months ended March 31, 2020 and 2019, the following common stock equivalents were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

	Three months ended March 31, 2020	Three months ended March 31, 2019

Stock options	—	480,000
Warrants to purchase shares of common stock	154,455,397,549	111,197,591
Convertible notes	48,756,889,839	83,671,069
	203,212,287,388	195,348,660

15.	Commitments and contingencies

a.	Contingency related to outstanding penalties

The Company has provided for potential US penalties of $250,000 due to non-compliance with the filing of certain required tax returns. The actual liability may be higher due to interest and penalties assessed by these taxing authorities.

b.	Mortgage loans

The company has a mortgage loans as disclosed in note 8 above. The future commitment under this loans is as follows:

Amount
Within 12 months	105,662
Within 12 to 24 months	104,925
Within 24 to 36 months	3,421,854
Total	$3,632,441

c.	Other

The Company has principal and interest payment commitments under the Convertible notes disclosed under Note 7 above. Conversion of these notes are at the option of the investor, if not converted these notes may need to be repaid.

From time to time, the Company and its subsidiaries enter into legal disputes in the ordinary course of business. The Company believes there are no material legal or administrative matters pending that are likely to have, individually or in the aggregate, a material adverse effect on its business or results of operations.

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Subsequent events

On June 1, 2020, The Company repaid the Power Up Lending Group $41,600 in full settlement of the convertible note entered into on July 15, 2019.

On June 3, 2020, the Company entered into an agreement with First Fire whereby the remaining balance of the convertible note of $73,006 would be settled by two payments of $25,000 each.

On June 15, 2020, The Company entered into an amended agreement with Auctus whereby the Company agreed to discharge the principal amount of the note by nine equal monthly instalments of $25,000 commencing in October 2020.

On July 12, 2020, the company entered into a debt extinguishment agreement for convertible debt disclosed in Note 7 with Leonite whereby the following occurred:

1.	The total amount outstanding under the note, including principal and interest would be reduced to $150,000
2.	$700,000 of the note would be converted into Series A Redeemable Preferred shares in the Company’s subsidiary, Cranberry Cove Holdings, accruing dividends at 10% per annum.
3.	$400,000 of the note would be converted into series B Preferred stock in the Company for a12 month period, mandatorily redeemable by the Company accruing dividends at 6% per annum payable in cash or stock, subject to certain conditions.
4.	The remaining balance of $150,000 will accrue interest at 8.5% per annum and is convertible into common stock and repayable in 6 monthly instalments of $25,000 commencing after December 12, 2020.
5.	The existing warrants are cancelled and a new five year warrant, with a cashless exercise options, exercisable for a minimum of 326,286,847 shares of common stock and a maximum of 20% of the outstanding equity of the Company at an initial exercise price of $0.10 per share subject to adjustment based on new stock issuances or the lowest volume weighted exercise price of the stock for 30 days immediately preceding the exercise.

On July 12, 2020, the Company entered into a Senior Secured Convertible Note agreement with Leonite for $440,000 with an original issue discount of $40,000 for gross proceeds of $400,000, the initial tranche advanced will be for cash of $200,000 plus the OID of $240,000, the remaining advances will be at the discretion of the Leonite. The loan bears interest at 6.5% per annum and matures on June 12, 2021. The Company is required to make monthly payments of the accrued interest on the advances made. The note is convertible into common shares at the option of the holder at $0.0001 per share, or 80% multiplied by the price per share paid in subsequent financings or after a six month period from the effective date at 60% of the lowest trading price during the preceding 21 consecutive trading days. The note has both conversion price protection and anti-dilution protection provisions.

On June 30, 2020, the Company entered into an agreement whereby the Company will acquire 51% of American Treatment Holdings, Inc. (“ATHI”) from The Q Global Trust (“Seller”) and Lawrence B Hawkins (“Hawkins”), which in turn owns 100% of Peace of Evernia Health Services LLC. (“Evernia”), which operates drug rehabilitation facilities. The consideration for the acquisition is a loan to be provided by the purchaser to Evernia in the amount of $500,000. As of June 30, 2020, the Company had advanced Evernia approximately $98,000 including accrued interest thereon and the Company has agreed to advance an additional amount of approximately $202,000 (“the First Tranche”) within a reasonable time of concluding the loan agreements. The timing of the balance of the advance of approximately $200,000 will be mutually agreed upon between the parties.

The Company has a 180 day option from the advancement of the First Tranche to purchase an additional 9% of ATHI for a purchase consideration of $50,000, payable to the Seller.

On June 30, 2020, the Company entered into an agreement whereby the Company will acquire 51% of Behavioral Health Holdings, Inc. (“BHHI”) from The Q Global Trust (“Seller”) and Lawrence B Hawkins, which in turn owns 100% of Peace of Mind Counseling Services, Inc. (“PMCS”), which operates drug rehabilitation facilities. The consideration for the acquisition is still to be determined.

The Company has a 180 day option, from the advancement of the first tranche to Evernia, to purchase an additional 9% of BHHI for a purchase consideration still to be determined, payable to the Seller.

On July 12, 2020, the Company entered into a five year option agreement with Leonite Capital LLC (“Leonite”) and other investors (collectively the “Transferees”), the Company agreed to sell to the Transferees 20% of the total outstanding shares of ATHI. The Company provided Leonite an option to purchase 2,666,667 shares of ATHI from the Company for a purchase consideration of $0.0001 per share (a total consideration of $267), based on the advances that Leonite and others made to the Company totaling $300,000. Leonite shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Leonite to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 30, 2020, the Company entered into a loan agreement with Evernia whereby it had previously advanced Evernia $96,000 and had agreed to advance a further $294,000 in future tranches, the loan bears interest at 0% per annum and is repayable in instalments which are equal to the cash receipts collected during the previous month less ordinary business expenses and management fees paid to Ethema and Hawkins, which management fee is a maximum of $20,000 per month. The instalments commence on the earlier of; (i) December 31, 2020 and; (ii) the date that Evernia accumulates cash reserves of $200,000. The loan will remain in place until repaid in full. The repayment proceeds will be repaid directly to Leonite Capital in reduction of the loan funds advanced by Leonite to the Company.

On August 13, 2020, the Company entered into a Securities Purchase Agreement with Auctus Fund LLC, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $100,000 for net proceeds of $85,000 after certain fees and expenses of $15,000. The note has a maturity date of August 13, 2021 and bears interest at 10% per annum. The interest due on the note for the full twelve month period is due immediately upon issuance of the note, regardless of acceleration or prepayment. The principal amount of the note is payable in six monthly instalments of $16,666.66 commencing 180 days after the issuance date, the balance outstanding under the note due at maturity date. In the event a default occurs under the Note, the Note is convertible into shares of common stock at a conversion price equal to the lowest trading price over the prior 5 days prior to the date of the note or the five day volume weighted market price prior to the date of conversion. The Company is required to adhere to certain covenants including covenants concerning distributions of capital stock; restrictions on stock repurchases, additional borrowings sales of assets and loans and advances made by the Company. In conjunction with the issuance of the promissory note, the Company issued a five year warrant exercisable for 66,666,666 shares of common stock at an exercisable price of $0.0015 per share subject to anti-dilution and price protection adjustments. The Company also issued a second five year warrant exercisable for 66,666,666 shares of common stock at an exercisable price of $0.0015 per share subject to anti-dilution and price protection adjustments, which warrants will only be exercisable upon an event of default on the convertible note.

On September 14, 2020, the Company entered into a Securities Purchase Agreement with Ed Blasiak (“Blasiak”), pursuant to which the Company issued a senior secured convertible promissory note in the aggregate principal amount of $55,000, including an original issue discount of $5,000. The note bears interest at 6.5% per annum and matures on September 14, 2021. The note is senior to any future borrowings and commencing on October 1, 2020 the Company will make monthly payments of the accrued interest under the note. The note may be prepaid at certain prepayment penalties and is convertible into shares of common stock at a conversion price at the option of the holder at $0.001 per share, adjusted for anti-dilution provisions; or 80% of the price per share of subsequent equity financings or; after six months 60% of the lowest trading price during the preceding six month period.

On September 14, 2020, the Company entered into a five year option agreement with Blasiak and other investors (collectively the “Transferees”), the Company agreed to sell to the Transferees 20% of the total outstanding shares of ATHI. The Company provided Blasiak an option to purchase 571,428 shares of ATHI from the Company for a purchase consideration of $0.0001 per share (a total consideration of $57), based on the advances that Blasiak and others made to the Company totaling $400,000. Blasiak shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Blasiak to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

On September 14, 2020, the Company entered into a Securities Purchase Agreement with Joshua Bauman (“Bauman”), pursuant to which the Company issued a senior secured convertible promissory note in the aggregate principal amount of $110,000, including an original issue discount of $10,000. The note bears interest at 6.5% per annum and matures on September 14, 2021. The note is senior to any future borrowings and commencing on October 1, 2020 the Company will make monthly payments of the accrued interest under the note. The note may be prepaid at certain prepayment penalties and is convertible into shares of common stock at a conversion price at the option of the holder at $0.001 per share, adjusted for anti-dilution provisions; or 80% of the price per share of subsequent equity financings or; after six months 60% of the lowest trading price during the preceding six month period.

On September 14, 2020, the Company entered into a five year option agreement with Bauman and other investors (collectively the “Transferees”), the Company agreed to sell to the Transferees 20% of the total outstanding shares of ATHI. The Company provided Blasiak an option to purchase 1,142,856 shares of ATHI from the Company for a purchase consideration of $0.0001 per share (a total consideration of $114), based on the advances that Bauman and others made to the Company totaling $400,000. Bauman shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Bauman to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

Other than disclosed above, the Company has evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the consolidated financial statements and the other information set forth in our Annual Report on Form 10- K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on July 6, 2020. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Covid-19 Explanation

The Company has been unable to meet the extended deadline to file its Annual Report on Form 10-Q as allowed by the Order of the Securities and Exchange Commission (the “SEC”), dated March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-22465). Due to the lockdowns imposed by local US State Government, the Company has not had access to consulting and other administrative staff and accordingly was unable to compile and review information necessary to complete our filing within the extended time period allowed by the SEC, without unreasonable effort or expense due to circumstances related to the COVID-19 pandemic.

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements for the year ended December 31, 2019.

Plan of Operation

During the next twelve months, the Company plans to facilitate Evernia efforts to obtain the requisite licensing, close on the Evernia acquisition and provide the requisite funding to Evernia to commence operations as a provider of addiction and aftercare treatment services.

Results of Operations

For the three months ended March 31, 2020 and March 31, 2019.

Revenues

Revenues were $83,542 and $82,015 for the three months ended March 31, 2020 and 2019, respectively, an increase of $1,527 or 1.9%.

In the prior period, the treatment facility was relocated to the East Avenue, West Palm Beach facility and no revenues were generated, in the current period, we had ceased operations at the East Avenue facility after agreeing with the landlord to cancel the lease agreement.

Revenue consists of rental income. The increase is due to the differing foreign currency exchange rates between the two periods.

Operating Expenses

Operating expenses were $174,149 and $1,476,513 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $1,302,364 or 88.2%. The decrease is primarily due to the following:

·	General and administrative expenses was $22,536 and $382,153 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $359,617 or 94.1%. The decrease is due to the cessation of operations at the East Avenue, West Palm Beach facility during December 2019.

·	Rent expense was $1,000 and $570,066 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $569,066 due to the cancellation of the property lease as agreed to with the landlord in December 2019.

·	Professional fees was $108,021 and $44,154 for the three months ended March 31, 2020 and 2019, respectively, an increase of $63,867 or 144.6%. The increase is primarily due to expensing the returnable shares issued to Labrys Fund in July 2019, the expense amounted to $165,780, offset by the reversal of accruals made for certain professional fees expensed in the prior period.

·	Salaries and wages was $12,351 and $404,264 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $391,913 or 96.9%, the decrease is due to the cessation of operations at the East Avenue, West Palm Beach facility in December 2020.

·	Depreciation expense was $30,241 and $75,876 for the three months ended March 31, 2020 and 2019, a decrease of $45,635 or 60.1%, the decrease is primarily due to the disposal of the Delray Beach facility during the prior year.

Operating loss

The operating loss was $90,607 and $1,394,498 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $1,303,892 or 93.5%. The decrease is due to the decrease in operating expenses as discussed above.

Loss on conversion of convertible debt

The loss on conversion of convertible debt was$286,343 and $0 for the three months ended March 31, 2020 and 2019, respectively, an increase of $286,343 or 100%. The loss on conversion of convertible debt was due to the conversion of convertible debentures at a discount to market price by several convertible note holders during the current period.

Exercise of warrants

Exercise of warrants was $92,952 and $0 for the three months ended March 31, 2020 and 2019, respectively, an increase of $92,952 or 100%. During the current period a warrant holder exercised warrants for a total of 125,609,759 shares of common stock resulting in the expense of $92,952 for the issue of 103,000,000 shares of common stock.

Interest expense

Interest expense was $193,922 and $345,098 for the three months ended March 31, 2020 and 2019, respectively, a decrease of

$151,176 or 43.8% was primarily due to the decrease in mortgage liabilities on the disposal of the Delray Beach properties in the prior period and the conversion of convertible debt to equity during the current period.

Debt discount

Debt discount was $403,677 and $761,942 for the three months ended March 31, 2020 and 2019, respectively, a decrease of

$358,265 or 47.0%. The decrease is primarily due to the maturity date of several convertible notes prior to the current quarter, with the resultant full amortization of debt discount related to those convertible notes. No new convertible notes were issued during the current period.

Derivative liability movement

The derivative liability movement was $9,754,896 and $473,301for the three months ended March 31, 2020. The derivative liability movement represents the mark to market movements of variably priced convertible notes and warrants issued during the current and prior comparative period. The increase in the mark to market movement of $9,281,595 was primarily due to the price protection afforded to certain warrant and note holders which increased the number of shares into which the notes and warrants are convertible into substantially during the period.

Foreign exchange movements

Foreign exchange movements was $484,051 and $(129,118) for the three months ended March 31, 2020 and 2019, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net loss

Net loss of $(10,338,286) and $(3,088,680) for the three months ended March 31, 2020 and 2019, respectively, a decrease of

$7,249,606 or 234.7%, is primarily due to the decrease in operating expenses and the increase in movement in the derivative liability during the current period as discussed above.

Contingency related to outstanding payroll tax liabilities

The Company also has not filed certain foreign assets forms due to the US Federal Government. A provision of $250,000 was made for any potential penalties due.

Liquidity and Capital Resources

Cash provided by (used in) operating activities was $533,745 and $(1,108,287) for the three months ended March 31, 2020 and 2019, respectively, an increase of $1,642,032. The increase is primarily due to the following:

·	the increase in net loss of $(7,249,606), discussed under operations above, offset by non-cash movements of $9,342,722, primarily movements on the derivative liability, offset a decrease in working capital movements of $451,085;
·	the translation difference on loan accounts of $507,665 includes the unrealized movements on intercompany balances which offsets the net cash generated by operating activities.

Cash used in investing activities was $9,542 and $10,834 for the three months ended March 31, 2020 and 2019, respectively.

Cash used by financing activities was $17,572 and generated by financing activities was $1,008,720. In the prior period net cash raised from convertible notes amounted to $1,043,197, offset by mortgage repayments of $33,396.

Over the next twelve months we estimate that the company will require approximately $1.5 million in working capital as it continues to develop its West Palm Beach facility and it is also exploring several other treatment center options and sources of patients throughout the country. The company may have to raise equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as medium.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: September 28, 2020

By:/s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	September 28, 2020
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	September 28, 2020
John O’Bireck

/s/ Gerald T. Miller	Director	September 28, 2020