Form 10-Q
period 2020-06-30
ETHEMA HEALTH Corp
filed 2020-10-19
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of common stock outstanding as of October 19, 2020 was 1,841,090,247

COVID-19 EXPLANATORY NOTE

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on July 10, 2020. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Health Corporation.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ETHEMA HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(UNAUDITED)
ASSETS

Current assets
Cash	$125	$2,975
Accounts receivable, net	2,873	105,842
Prepaid expenses	21,531	26,625
Other current assets	217,456	120,000
Total current assets	241,985	255,442
Non-current assets
Due on sale of subsidiary	4,759	4,969
Property and equipment	2,752,410	2,950,668
Total non-current assets	2,757,169	2,955,637
Total assets	$2,999,154	$3,211,079

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$6,704	$11,079
Accounts payable and accrued liabilities	835,490	1,022,175
Taxes payable	789,028	792,915
Convertible loans, net of discounts	4,179,879	5,041,113
Short term loans	104,835	106,934
Mortgage loans	110,623	114,290
Federal assistance loans	156,782	—
Derivative liability	9,386,939	8,694,272
Dividends payable	4,657	—
Related party payables	2,740,166	2,793,080
Total current liabilities	18,315,103	18,575,858
Non-current liabilities
Third party loans	781,945	774,820
Mortgage loans, net of current portion	3,644,566	3,880,945
Total non-current liabilities	4,426,511	4,655,765
Total liabilities	22,741,614	23,231,623

Preferred Stock - Series B; $1.00 par value, 400,000 authorized, 400,000 and 0 issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	400,000	—

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 10,000,000 authorized, nil outstanding at June 30, 2020 and December 31, 2019.	—	—
Common stock; $0.01 par value, 10,000,000,000 shares authorized; 1,841,090,247 and 155,483,897 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	18,410,903	1,554,838
Common stock discount	(16,429,220)	—
Additional paid-in capital	23,327,307	23,188,527
Accumulated other comprehensive income	643,494	727,976
Accumulated deficit	(46,794,944)	(45,491,885)
Controlling stockholders’ deficit	(20,842,460)	(20,020,554)
Non-controlling interest	700,000	—
Total stockholders’ deficit	(19,742,460)	(20,020,554)
Total liabilities and stockholders’ deficit	$2,999,154	$3,211,079

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019

Revenues	$82,301	$98,186	$165,843	$180,201

Operating expenses
General and administrative	9,278	499,423	31,814	881,576
Rental expense	1,500	209,359	2,500	779,425
Professional fees	29,029	399,673	137,050	443,827
Salaries and wages	29,639	328,449	41,990	732,713
Depreciation	29,347	56,419	59,588	132,295
Total operating expenses	98,793	1,493,323	272,942	2,969,836

Operating loss	(16,492)	(1,395,137)	(107,099)	(2,789,635)

Other Income (expense)
Interest income	568	—	628	15,262
Gain on debt extinguishment	12,683,678	—	12,683,678	—
Loss on debt conversions	(26,493)	—	(312,836)	—
Loss on disposal of property	—	(692,488)	—	(692,488)
Warrant exercise	(2,916)	—	(95,868)	—
Bonus shares issued to investors	—	(143,500)	—	(143,500)
Interest expense	(174,090)	(197,054)	(368,012)	(542,137)
Amortization of Debt discount	(126,013)	(828,313)	(529,690)	(1,590,255)
Derivative liability movement	(3,037,674)	1,728,172	(12,792,570)	1,254,871
Foreign exchange movements	(260,689)	(142,832)	223,362	(271,950)
Net income (loss) before taxation	9,039,879	(1,671,152)	(1,298,407)	(4,759,832)
Taxation	—	—	—	—
Net Income (loss)	9,039,879	(1,671,152)	(1,298,407)	(4,759,832)
Preferred stock dividend	(4,652)	—	(4,652)	—
Net income (loss) available to common stockholders	9,035,228	(1,671,152)	(1,303,059)	(4,759,832)
Accumulated other comprehensive income (loss)			—
Foreign currency translation adjustment	101,331	39,017	(84,482)	82,114

Total comprehensive income (loss)	$9,136,559	$(1,632,135)	$(1,387,541)	$(4,677,718)
Income (loss) per share
Basic	$0.01	$(0.01)	$(0.00)	$(0.04)
Diluted	$0.00	$(0.01)	$(0.00)	$(0.04)
Weighted average common shares outstanding
Basic	1,692,997,018	131,159,364	1,324,768,544	127,713,048
Diluted	6,674,929,955	131,159,364	1,324,768,544	127,713,048

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Series A		Preferred Series B		Common		Discount to	Additional	Comprehensive	Accumulated	Controlling shareholders’	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Par value	capital	Income	deficit	interest	interest	Total

Balance as of December 31, 2019	—	$—	—	$—	155,483,897	$1,554,838	$—	$23,188,527	$727,976	$(45,491,885)	$(20,020,544)	$—	$(20,020,544)
Exercise of warrants	—	—	—	—	103,000,000	1,030,000	(937,048)	—	—	—	92,952	—	92,952
Shares issued for commitment fees	—	—	—	—	2,700,000	27,000	—	138,780	—	—	165,780	—	165,780
Conversion of convertible notes					1,316,679,078	13,166,792	(12,635,787)	—	—	—	531,005	—	531,005
Foreign currency translation	—	—	—	—	—	—	—	—	(185,813)	—	(185,813)	—	(185,813)
Net loss	—	—	—	—	—	—	—	—	—	(10,338,286)	(10,338,286)	—	(10,338,286)
Balance as of March 31, 2020	—	—	—	—	1,577,862,975	15,778,630	(13,572,835)	23,327,307	542,163	(55,830,171)	(29,754,906)		(29,754,906)
Exercise of warrants	—	—	—	—	81,000,000	810,000	(807,084)	—	—	—	2,916	—	2,916
Conversion of convertible notes	—	—	—	—	82,227,272	822,273	(793,990)	—	—	—	28,283	—	28,283
Extinguishment of debt	—	—	400,000	400,000	—	—	(280,311)	—	—	—	119,689	700,000	819,689
Settlement of liabilities	—	—	—	—	100,000,000	1,000,000	(975,000)	—	—	—	25,000	—	25,000
Foreign currency translation	—	—	—	—	—	—	—	—	101,331	—	101,331	—	101,331
Net income	—	—	—	—	—	—	—	—	—	9,039,879	9,039,879	—	9,039,879
Preferred stock dividends accrued	—	—	—	—	—	—	—	—	—	(4,652)	(4,652)	—	(4,652)
Balance at June 30, 2020	—	—	400,000	$400,000	1,841,090,247	$18,410,903	$(16,429,220)	$23,327,307	$643,494	(46,794,944)	(20,442,460)	700,000	(19,742,460)

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Series A		Preferred Series B		Common		Discount to	Additional	Comprehensive	Accumulated	Controlling shareholders’	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Par value	capital	Income	deficit	interest	interest	Total

Balance as of December 31, 2018	—	$—	—	$—	124,300,341	$1,243,004	$—	$20,939,676	$630,411	$(30,529,044)	$(7,715,953)	$—	$(7,715,953)
Fair value of warrants issued	—	—	—	—	—	—	—	874,566	—	—	874,566	—	874,566
Shares issued for commitment fees	—	—	—	—	71,111	711	—	4,267	—	—	4,978	—	4,978
Foreign currency translation					—	—	—	—	43,097	—	43,097	—	43,097
Net loss	—	—	—	—	—	—	—	—	—	(3,088,680)	(3,088,680)	—	(3,088,680)
Balance as of March 31, 2019	—	—	—	—	124,371,452	1,243,715	—	21,818,509	673,508	(33,617,724)	(9,881,992)	—	(9,881,992)
Fair value of warrants issued	—	—	—	—	—	—	—	332,209	—	—	332,209	—	332,209
Share based compensation	—	—	—	—	5,300,000	53,000	—	318,000	—	—	371,000	—	371,000
Conversion of convertible notes	—	—	—	—	11,875,000	118,750	—	831,250	—	—	950,000	—	950,000
Bonus shares issued to investors	—	—	—	—	2,050,000	20,500	—	123,000			143,500	—	143,500
Foreign currency translation	—	—	—	—	—	—	—	—	39,017	—	39,017	—	39,017
Net loss	—	—	—	—	—	—	—	—	—	(1,671,152)	(1,671,152)	—	(1,671,152)
Balance at June 30, 2019	—	—	—	—	143,596,452	$1,435,965	$—	$23,422,968	$712,525	(35,288,876)	(9,717,418)	—	(9,717,418)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30, 2020	Six months ended June 30, 2019
Operating activities
Net loss	$(1,298,407)	$(4,759,832)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	59,588	132,295
Gain on debt extinguishment	(12,683,678)	—
Non-cash interest accrual on escrow deposit	(23)	(15,229)
Warrant exercise	95,868	—
Loss on debt conversions	312,836	—
Shares issued for services	165,780	—
Loss on disposal of property	—	692,488
Bonus shares issued to investors	—	143,500
Non-cash compensation for services	—	371,000
Amortization of debt discount	529,689	1,590,255
Unrealized foreign exchange gain	(257,286)	—
Derivative liability movements	12,792,570	(1,254,871)
Non-cash deferral of operating lease liability expense	—	183,952
Changes in operating assets and liabilities
Accounts receivable	102,827	(38,002)
Prepaid expenses and other current assets	(98,364)	(95,055)
Accrued purchase consideration	—	321,147
Accounts payable and accrued liabilities	142,632	700,015
Taxes payable	21,574	—
Net cash used in operating activities	(114,394)	(2,028,337)

Investing activities
Proceeds on disposal of property, net of closing costs of $183,344	—	3,318,141
Deposit refunded	5,995	15,592
Purchase of fixed assets	—	(22,868)
Net cash provided by investing activities	5,995	3,310,865

Financing activities
Decrease in bank overdraft	(4,375)	—
Repayment of mortgage loans	(51,830)	(3,001,101)
Proceeds from convertible notes	20,000	2,010,000
Repayment of convertible notes	(38,348)	(775,377)
Proceeds from federal assistance loans	156,782	—
Proceeds from promissory notes	—	153,541
Proceeds from related party notes	28,389	97,633
Net cash provided by (used in) financing activities	110,618	(1,515,304)

Effect of exchange rate on cash	(5,069)	233,063

Net change in cash	(2,850)	287
Beginning cash balance	2,975	24,674
Ending cash balance	$125	$24,961

Supplemental cash flow information
Cash paid for interest	$201,645	$498,757
Cash paid for income taxes	$—	$—

Non cash investing and financing activities
Fair value of warrants issued	$—	$1,206,775

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business

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

On October 10, 2019, the Company transferred the real Property located at 810 Andrews Avenue, Delray Beach, Florida to Leonite Capital LLC, for net proceeds of $1,398,510, which proceeds were offset against the convertible loan owing to Leonite.

On December 20, 2019 the Company entered into an agreement to terminate the lease agreement with AREP 5400 East Avenue LLC on January 30, 2020, which property was subsequently sold to a third party by the landlord.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies

Basis of presentation

The (a) unaudited condensed consolidated balance sheets as of June 30, 2020, which have been derived from the unaudited condensed consolidated financial statements, and as of December 31, 2019, which have been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on July 10, 2020.

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

The relevant translation rates are as follows: For the six months ended June 30, 2020, a closing rate of CDN$1.00 equals US$0.7338 and an average exchange rate of CDN$1.00 equals US$0.7326. For the six months ended June 30, 2019, an average exchange rate of CAD$1.0000 equals US$0.7498 and for the year ended December 31, 2019 a closing rate of $0.7699.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s accounts receivables were $2,873 and $105,842 for the six months ended June 30, 2020 and year ended December 31, 2019, respectively, and were included in other current assets in the condensed consolidated balance sheets. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated accounts receivable settlements resulted in a decrease in revenues of $0 and $414,603 for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.

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

The Company’s policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition. The Company had no cash equivalents at June 30, 2020 and December 31, 2019.

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

The tax returns for fiscal 2001, through 2019 are subject to audit or review by the US tax authorities, whereas fiscal 2010 through 2019 are subject to audit or review by the Canadian tax authority.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

n)	Recent accounting pronouncements

Recent accounting pronouncements

In August 2020, the FASB issued ASU No. 2020-06, debt with Conversion and Other Options (subtopic 470-20): and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), certain accounting models for convertible debt instruments with beneficial conversion features or cash conversion features are removed from the guidance and for equity instruments the contracts affected are free standing instruments and embedded features that are accounted for as derivatives, the settlement assessment was simplified by removing certain settlement requirements.

This ASU is effective for fiscal years and interim periods beginning after December 15, 2021.

The effects of this ASU on the Company’s condensed consolidated financial statements is currently being assessed and is expected to have an impact on the treatment of certain convertible instruments.

The FASB issued several updates during the period, none of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the condensed consolidated financial statements upon adoption.

o)	Financial instruments Risks

The Company is exposed to various risks through its condensed consolidated financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, June 30, 2020 and December 31, 2019.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $18,073,118 and an accumulated deficit of $46,794,944. The Company continues to be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

o)	Financial instruments Risks (continued)

iii.	Market risk (continued)

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to minimal interest rate risk as there is minimal overdraft indebtedness as of June 30, 2020. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as it has subsidiaries that operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at June 30, 2020, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $11,469 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mitigate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As of June 30, 2020 the Company has a working capital deficiency of approximately $18,100,000 and accumulated deficit of approximately $46,800,000. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan, and generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These factors create substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities or other adjustments that may be necessary should the Company not be able to continue as a going concern.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Prepaid expenses and other current assets

Prepaid expenses and other current assets includes the following:

On February 25, 2019, the Company entered into a Letter of Intent whereby it would purchase a 33.33% interest in Local Link Wellness, LLC (“LLW”) for gross proceeds of $400,000. LLW plans to provide a comprehensive addiction treatment program to large employee groups. The company has advanced LLW a total of $120,000 as at June 30, 2020. These funds were advanced as short-term promissory notes that are immediately due and payable and are classified as other current assets on our unaudited condensed consolidated balance sheet.

The company invested funds in Evernia Health Services, LLC (“Evernia”), a newly formed entity which is 100% owned by American Treatment Holdings, Inc. (“ATHI”), a newly formed entity to hold the investment in Evernia.

On June 30, 2020, the Company entered into a loan agreement with Evernia whereby it had advanced Evernia $97,456 and had agreed to advance a further $294,000 in future tranches, the loan is non-interest bearing per annum and is repayable in instalments which are equal to the cash receipts collected during the previous month less ordinary business expenses and management fees paid to Ethema and Hawkins, which management fee is a maximum of $20,000 per month. The instalments commence on the earlier of; (i) December 31, 2020 and; (ii) the date that Evernia accumulates cash reserves of $200,000. The loan will remain in place until repaid in full. The repayment proceeds will be repaid directly to Leonite in reduction of the loan funds advanced by Leonite to the Company.

5.	Property and equipment

Property and equipment consists of the following:

	June 30, 2020			December 31, 2019
	Cost	Accumulated depreciation	Net book value	Net book value
Land	$157,763	$—	$157,763	$165,537
Property	2,984,403	(389,756)	2,594,647	2,785,131
	$3,142,166	$(389,756)	$2,752,410	$2,950,668

Depreciation expense for the three months ended June 30, 2020 and 2019 was $29,347 and $56,419, respectively and for the six months ended June 30, 2020 and 2019 was $59,588 and $132,295 respectively.

6.	Other investments

On June 30, 2020, the Company entered into an agreement whereby the Company will acquire 51% of American Treatment Holdings, Inc. (“ATHI”) from The Q Global Trust (“Seller”) and Lawrence B Hawkins (“Hawkins”), which in turn owns 100% of Evernia Health Services LLC. (“Evernia”), which operates drug rehabilitation facilities. The consideration for the acquisition is a loan to be provided by the purchaser to Evernia in the amount of $500,000. As of June 30, 2020, the Company had advanced Evernia approximately $98,000 including accrued interest thereon and the Company has agreed to advance an additional amount of approximately $202,000 (“the First Tranche”) within a reasonable time of concluding the loan agreements. The timing of the balance of the advance of approximately $200,000 will be mutually agreed upon between the parties.

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

On July 12, 2020, the Company entered into a five year option agreement with Leonite Capital LLC (“Leonite”) and other investors (collectively the “Transferees”), the Company agreed to sell to the Transferees 20% of the total outstanding shares of ATHI from the shares of ATHI held by the company. The Company provided Leonite an option to purchase 2,666,667 shares of ATHI from the Company for a purchase consideration of $0.0001 per share (a total consideration of $267), based on the advances that Leonite and others made to the Company totaling $300,000. Leonite shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Leonite to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Taxes Payable

The taxes payable consist of:

·	A payroll tax liability of $133,981 (CDN$182,589) in Greenestone Muskoka which has not been settled as yet.

·	The Company has assets and operates businesses in Canada and is required to disclose these operations to the US taxation authorities, the requisite disclosure has not been made. Management has reserved the maximum penalty due to the IRS in terms of non-disclosure. This non-compliance with US disclosure requirements is currently being addressed. An amount of $250,000 has been accrued for any potential exposure the Company may have.

·	Estimated income taxes payable in certain of the Canadian operations.

	June 30, 2020	December 31, 2019

Payroll taxes	$133,981	$140,583
HST/GST payable	46,888	26,524
US penalties due	250,000	250,000
Income tax payable	358,159	375,808
	$789,028	$792,915

8.	Short term convertible notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity date	Principal	Interest	Debt Discount	June 30, 2020	December 31, 2019

Leonite Capital LLC	6.5%	On demand	$172,000	$681	$(2,000)	$170,681	$1,213,148

Power Up Lending Group	—		—	—	—	—	33,707
	—		—	—	—	—	51,827

First Fire Global Opportunities Fund	12.0%	August 1, 2020	51,500	—	—	51,500	247,361

Auctus Fund, LLC	10.0%	June 1 , 2021	225,000	—	—	225,000	129,016

Labrys Fund, LP	12.0%	January 8, 2020	200,000	—	—	200,000	286,057

Series N convertible notes	6.0%	May 17, 2019 to September 16, 2020	3,229,000	327,667	(23,969)	3,532,698	3,079,997

						$4,179,879	$5,041,113

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Short term convertible notes (continued)

Leonite Capital LLC

On December 1, 2017, the Company closed on a private offering to raise US $1,500,000 in capital. The Company issued one senior secured convertible promissory note with a principal amount of $1,650,000 to Leonite Capital LLC (“Leonite”). The note is convertible into shares of common stock at a conversion price of $0.06 per share, subject to anti-dilution and price protection. The Note bears interest at the rate of 8.5% per annum. The Note’s amended maturity date was December 1, 2018. During the term of the Note the Company and the Subsidiaries was obligated to make monthly payment of accrued and unpaid interest. The Note contains Company and Subsidiary representations and warranties, covenants, events of default, and registration rights. The Company paid a commitment fee of $132,000 settled through the issue of 1,650,000 shares of common stock and paid $20,000 towards the lenders legal fees. In conjunction with this note, the Company issued a five year warrant to purchase 27,500,000 shares of common stock at an exercise price or $0.10 per share, subject to anti-dilution and price protection.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Short term convertible notes (continued)

Leonite Capital LLC (continued)

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

On October 10, 2019, the Company transferred a warranty deed to the real property located at 810 Andrews Avenue, Delray Beach, Florida to Leonite Capital LLC, in settlement of indebtedness of $1,398,514 and additional expenses related to the disposal of the property of $36,470. These expenses of $36,470 were provided for resulting in net proceeds recognized on the transfer of the property of $1,362,044.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Short term convertible notes (continued)

Leonite Capital LLC (continued)

On July 12, 2020, the company entered into a debt extinguishment agreement with Leonite whereby the following occurred:

1.	The total amount outstanding under the note, including principal and interest was reduced to $150,000

2.	$700,000 of the note was converted into Series A Redeemable Preferred shares in the Company’s subsidiary, Cranberry Cove Holdings, accruing dividends at 10% per annum.

3.	$400,000 of the note was converted into series B Preferred stock in the Company for a 12 month period, mandatorily redeemable by the Company accruing dividends at 6% per annum payable in cash or stock, subject to certain conditions.

4.	The remaining balance of $150,000 will accrue interest at 8.5% per annum and is convertible into common stock and repayable in 6 monthly installments of $25,000 commencing after December 12, 2020.

5.	The existing warrants were cancelled and a new five year warrant, with a cashless exercise options, exercisable for a minimum of 326,286,847 shares of common stock and a maximum of 20% of the outstanding equity of the Company at an initial exercise price of $0.10 per share subject to adjustment based on new stock issuances or the lowest volume weighted exercise price of the stock for 30 days immediately preceding the exercise was issued to Leonite.

On July 12, 2020, the Company entered into a Senior Secured Convertible Note agreement with Leonite for $440,000 with an original issue discount of $40,000 for gross proceeds of $40,000, the initial tranche advanced will be for cash of $200,000 plus the OID of $40,000, the remaining advances will be at the discretion of the Leonite. The loan bears interest at 6.5% per annum and matures on June 12, 2021. The Company is required to make monthly payments of the accrued interest on the advances made. The note is convertible into common shares at the option of the holder at $0.10 per share, or 80% multiplied by the price per share paid in subsequent financings or after a six month period from the effective date at 60% of the lowest trading price during the preceding 21 consecutive trading days. The note has both conversion price protection and anti-dilution protection provisions. As of June 30, 2020, net proceeds of $20,000 was advanced to the Company.

Power Up Lending Group LTD

On July 8, 2019, the Company entered into a Securities Purchase Agreement with Power Up, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $53,000. The Note had a maturity date of April 30, 2020 and bore interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of Power Up during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion.

Between January 10, 2020 and January 24, 2020, in terms of conversion notices received, Power Up converted the aggregate principal amount of $53,000 and interest thereon of $1,085 into 75,618,509 shares of common stock at an average conversion price of $0.000715 per share.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Short term convertible notes (continued)

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

Auctus Fund, LLC

On August 7 2019, the Company, entered into a Securities Purchase Agreement with Auctus Fund, LLC, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $225,000. The Note had a maturity date of May 7, 2020 and bore interest at the rate of ten percent per annum from the date on which the Note was issued until the same became due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of Auctus Fund, LLC during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 60% of the lowest closing bid price of the Company’s common stock for the thirty trading days prior to conversion.

On June 15, 2020, The Company entered into an amended agreement with Auctus whereby the Company agreed to discharge the principal amount of the note by nine equal monthly installments of $25,000 commencing in October 2020.

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Short term convertible notes (continued)

Labrys Fund, LP

On July 8, 2019, the Company, entered into a Securities Purchase Agreement with Labrys Fund, LP, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $282,000 for net proceeds of $253,800 after an original issue discount of $28,200. The Note had a maturity date of January 8, 2020 and bore interest at the rate of twelve percent per annum from the date on which the Note was issued until the same became due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company had the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note was convertible at any time and from time to time at the election of Labrys during the period beginning on the date that is 180 days following the issue date into shares of the Company's common stock at a conversion price equal to 60% of the lowest closing bid price of the Company's common stock for the thirty trading days prior to conversion. The Company was also required to transfer 2,764,706 unissued shares of common stock, which shares will be returned to the Company if the note is repaid prior to the expiry of 180 days from the date of issuance.

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

On May 15, 2020 the Company entered into an amended agreement with Labrys Fund LP whereby default interest and penalties were waived, no further conversions will be effectuated and the Company committed to make eight equal payments of $25,000 commencing on October 15, 2020, in full settlement of the balance outstanding. No event of default will occur as long as the Company makes all scheduled payments.

Series N convertible notes

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

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Mortgage loans

Loans payable is disclosed as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	June 30, 2020	December 31, 2019

Cranberry Cove Holdings, Ltd.
Pace Mortgage	4.2%	July 19, 2022	$3,750,442	$4,747	$3,755,189	$3,995,235
Disclosed as follows:
Short-term portion					$110,623	$114,290
Long-term portion					3,644,566	3,880,945
					$3,755,189	$3,995,235

The aggregate amount outstanding at June 30, 2020 is payable as follows:

Amount
Within 12 months	110,623
Within 12 to 24 months	110,369
Within 24 to 36 months	3,534,197
Total	$3,755,189

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

10.	Third party loan

On April 12, 2019, Eileen Greene, a related party assigned CDN1,000,000 of the amount owed by the Company to her to a third party. The loan bears interest at 12% per annum which the Company agreed to pay.

11.	Derivative liability

The short-term convertible notes, together with certain warrants issued to Leonite and the short term convertible notes disclosed in note 8 above and note 13 below, have variable priced conversion rights with no fixed floor price and will reprice dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $1,959,959 using a Black-Scholes valuation model.

In terms of various debt extinguishment agreements entered into with convertible note holders, as disclosed in note 8 above, the Company agreed to settle certain convertible debt for a fixed cash price, resulting in a debt extinguishment, which included the extinguishment of the derivative liability which was previously recorded on the variable priced conversion feature of the convertible debt.

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Derivative liability (continued)

In addition, the Company entered into an agreement with Leonite Capital LLC whereby certain warrants held by Leonite Capital LLC were cancelled and new warrants were issued with new pricing terms. The derivative liability associated with these warrants was included in the extinguishment calculations.

The derivative liability is marked-to-market on a quarterly basis. As of June 30, 2020, the derivative liability was valued at $9,386,939, primarily due to the Leonite convertible debt and warrants which arose on the debt extinguishment.

The following assumptions were used in the Black-Scholes valuation model:

Six months ended June 30, 2020

Calculated stock price	$0.0001 to 0.0014
Risk free interest rate	0.05% to 0.33%
Expected life of convertible notes and warrants	1 to 60 months
expected volatility of underlying stock	193.9% to 779.0%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	June 30, 2020	December 31, 2019

Opening balance	$8,694,272	$4,618,080
Derivative liability mark-to-market on convertible debt extinguishment	126,444,276	—
Derivative liability on revised convertible notes and warrants arising from convertible debt extinguishment	6,349,265	—
Derivative liability cancelled on debt extinguishment	(144,893,444)	—
Derivative liability on issued convertible notes and variable priced warrants	—	1,477,163
Fair value adjustments to derivative liability	12,792,570	2,599,029

Closing balance	$9,386,939	$8,694,272

12.	Related party transactions

Shawn E. Leon

As of June 30, 2020 and December 31, 2019 the Company had a payable of $332,098 and $293,072, respectively to Shawn E. Leon. Mr. Leon is a director and CEO of the Company. The balances payable is non-interest bearing and has no fixed repayment terms.

Mr. Leon was paid management fees of $0 for the six months ended June 30, 2020 and 2019. Mr. Leon is entitled to management fees of $240,000 per annum, the fee is not accrued and will not be paid in arears.

Leon Developments, Ltd.

As of June 30, 2020 and December 31, 2019, the Company owed Leon Developments, Ltd., $842,959 and $904,121, respectively. The balance owing to Leon Developments, Ltd. Is non-interest bearing and has no fixed terms of repayment.

Eileen Greene

As of June 30, 2020 and December 31, 2019, the Company owed Eileen Greene, the spouse of Mr. Leon, $1,565,109 and $1,595,887, respectively. The amount owing to Ms. Greene is non-interest bearing and has no fixed repayment terms.

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Stockholders' deficit

Effective August 10, 2020, the Company amended its Articles of Incorporation whereby the authorized share capital was amended to the following:

·	Ten billion shares of common stock, par value $0.01 per share;
·	Ten million shares of Series A Preferred stock, par value $0.01 per share; and
·	Four hundred thousand Series B Preferred stock, par value $1.00 per share.

Series A Preferred stock

The salient terms of the Series A Preferred stock is summarized as follows:

·	Convertible into ten shares of common stock six months after the date of issue
·	No participation in the profits and losses of the corporation
·	No dividend entitlement
·	Upon redemption, repurchase or conversion, the Series A Preferred shares shall be cancelled and will not be eligible for reissue.

Series B Preferred stock

The salient terms of the Series B Preferred stock is summarized as follows:

·	Series B Preferred stock will rank senior to all other classes of stock
·	Entitled to cumulative dividends at 6% per annum payable in cash or in kind, monthly on the last day of each month, calculated on 360 day year consisting of 12, 30-day periods.
·	No voting rights other than on (i) amendment to the articles of incorporation; (ii) mergers, consolidations or reorganizations; (iii) a sale of substantially all of the assets of the Company; (iv) change of the rights and preferences of the Series B preferred stock; (v) fundamental transactions entered into or liquidation of the Company;
·	Redeemable at the option of the Company, one year from date of issue;
·	Mandatorily redeemable one year after the date of issuance;
·	Entitled to participate in any future debt or equity offerings as longs as 10% of the Series B Preferred stock is outstanding.

a)	Common shares

Authorized, issued and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The company has issued and outstanding common shares of 1,841,090,247 and 155,483,897 as of June 30, 2020 and December 31, 2019, respectively.

Between January 6, 2020 and June 9, 2020, the Company issued 1,398,906,350 shares of common stock in terms of conversion notices received from convertible note holders. The shares issued were issued below par based on the market price of the stock on the date of conversion and were valued at $559,285.

On January 8, 2020, the Company recorded the issuance of 2,700,000 shares to Labrys Fund. These shares were originally issued to Labrys fund as shares returnable to the Company dependent on settlement of the convertible note at maturity. The Company did not settle the convertible note or interest thereon at maturity.

Between January 6, 2020 and May 2, 2020, the Company issued 184,000,000 shares of common stock to Leonite Capital LLC in terms of the exercise of 224,390,247 warrants valued at $95,868 at an average exercise price of 0.00043 per share, based on the price protection afforded to the warrant holder.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Stockholders' deficit (continued)

b)	Series A Preferred shares

Authorized, issued and outstanding

The Company has authorized 10,000,000 Series A preferred shares with a par value of $0.01 per share, with 0 shares issued and outstanding.

c)	Series B Preferred shares

With effect from June 12, the Company designated $400,000 of the Leonite Capital LLC convertible loan as Series B Preferred Stock issuable at a par value of $1.00 per share.

d)	Warrants

In terms of the price protection provided in the Leonite Capital LLC warrants which were issued at an initial exercise price of $0.10 per share. These warrants provided for a reduction in the exercise price should the Company issue any stock at a price below the exercise price. The Company subsequently issued common stock at a price of $0.0000324 per share thereby triggering the price protection clause in the warrant agreement, resulting in an additional 152,017,272,726 warrants exercisable over shares of common stock. Leonite exercised warrants over 224,338,247 shares of common stock resulting in the issue of 184,000,000 shares of common stock. The remaining Leonite warrants exercisable for 154,300,675,861 shares of common stock were cancelled in terms of the debt extinguishment agreement entered into with Leonite and a further five year warrant exercisable for 326,286,847 shares of common stock, exercisable at $0.10 per share or the lowest volume weighted average price over a 30 day period preceding the date of issuance, exercise or twenty four month anniversary of issuance.

A summary of all of the Company’s warrant activity during the period January 1, 2019 to June 30, 2020 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding as of January 1, 2019	97,499,908	$0.003 to $0.12	$0.0910000
Granted	27,700,652	$0.10 to $0.12	0.1177300
Adjustment due to price protection	2,456,534,397	$0.00204	0.0020400
Forfeited/cancelled	(15,633,709)	0.03	0.0300000
Exercised	—	—	—
Outstanding as of December 31, 2019	2,566,101,248	$0.00204 to $0.12	$0.0044700
Granted	-	-	-
Adjustment due to price protection	152,017,272,726	0.0000324	0.0000324
Forfeited/cancelled	(2,366,666)	0.03	0.0300000
Granted in terms of debt extinguishment	326,286,847	$0.00675	0.0006750
Cancelled as part of debt extinguishment	(154,300,675,861)	0.0000324	0.0000324
Exercised	(224,388,247)	0.0004	0.0004000
Outstanding as of June 30, 2020	382,228,047	$0.00675 to $0.12	$0.0172700

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Stockholders' deficit (continued)

d)	Warrants (continued)

The following table summarizes information about warrants outstanding at June 30, 2020:

		Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.000675	326,286,847	5.00		326,286,847
$0.030000	3,703,700	0.79		3,703,700
$0.120000	52,237,500	1.40		52,237,500

	382,228,047	4.50	$0.01727	382,228,047	$0.01727

All of the warrants outstanding as of June 30, 2020 and December 31, 2019 are vested. The warrants outstanding as of June 30, 2020 have an intrinsic value of $236,558.

e)	Stock options

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

No options were issued, exercised or cancelled during the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.

14.	Debt extinguishment

The Company entered into debt extinguishment agreement with the following convertible debt holders as disclosed in note 8 above.

·	Auctus Fund, LLC
·	First Fire Global Opportunities Fund
·	Labrys Fund LP
·	Leonite Capital LLC
·	Power Up Lending Group LTD

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Debt extinguishment (continued)

In terms of the agreements entered into with the convertible debt holders debt the following amounts were recorded as gain on debt extinguishment:

Six months ended June 30, 2020

Convertible debt extinguished	971,564
New debt issued	(668,100)
Fair value gain on preferred stock issued	280,311
Derivative liability mark-to-market on convertible debt extinguishment	(126,444,276)
Derivative liability on revised convertible notes and warrants arising from convertible debt extinguishment	(6,349,265)
Derivative liability eliminated on debt extinguishment	144,893,444
Gain on debt extinguishment	12,683,678

15.	Segment information

The Company has two reportable operating segments:

a.	Rental income from the property owned by CCH subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, these services were provided to customers at the Company’s ARIA and Seastone of Delray operations.

The segment operating results of the reportable segments is disclosed as follows:

	Six months ended June 30, 2020
	Rental Operations	In-Patient services	Total

Revenue	$165,843	$—	$165,843
Operating expenditure	63,165	209,777	272,942
Operating income (loss)	102,678	(209,777)	(107,099)

Other (expense) income
Interest income	—	628	628
Gain on debt extinguishment	—	12,683,678	12,683,678
Loss on debt conversion	—	(312,836)	(312,836)
Exercise of warrants	—	(95,868)	(95,868)
Interest expense	(120,903)	(247,109)	(368,012)
Amortization of debt discount	—	(529,690)	(529,690)
Change in fair value of derivative liability	—	(12,792,570)	(12,792,570)
Foreign exchange movements	29,982	193,380	223,362
Net income (loss) before taxation	11,757	(1,310,164)	(1,298,407)
Taxation	—	—	—
Net income (loss)	$11,757	$(1,310,164)	$(1,298,407)

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Segment information (continued)

	Six months ended June 30, 2019
	Rental Operations	In-Patient services	Total

Revenue	$164,476	$15,725	$180,201
Operating expenses	74,229	2,895,607	2,969,836

Operating income (loss)	90,247	(2,879,882)	(2,789,635)

Other (expense) income
Interest income	—	15,262	15,262
Loss on disposal of property	—	(692,488)	(692,488)
Bonus shares issued to investors	—	(143,500)	(143,500)
Interest expense	(82,046)	(460,091)	(542,137)
Amortization of debt discount	—	(1,590,255)	(1,590,255)
Loss on change in fair value of derivative liability	—	1,254,871	1,254,871
Foreign exchange movements	(45,296)	(226,654)	(271,950)
Net loss before taxation	(37,095)	(4,722,737)	(4,759,832)
Taxation	—	—	—
Net loss from operations	$(37,095)	$(4,722,737)	$(4,759,832)

The operating assets and liabilities of the reportable segments is as follows:

	June 30, 2020
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$—	$—	$—
Assets
Current assets	3,097	238,888	241,985
Non-current assets	2,757,169	—	2,757,169
Liabilities
Current liabilities	(1,144,270)	(17,170,833)	(18,315,103)
Non-current liabilities	(3,644,566)	(781,945)	(4,426,511)
Intercompany balances	(1,444,989)	1,444,989	—
Net liability position	$(3,473,559)	$(16,268,901)	$(19,742,460)

	June 30, 2019
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$—	$22,868	$22,868
Assets
Current assets	9,630	558,680	568,310
Non-current assets	2,916,346	20,509,941	23,426,287
Liabilities
Current liabilities	(2,075,136)	(12,906,053)	(14,981,189)
Non-current liabilities	(4,016,852)	(14,713,974)	(18,730,826)
Intercompany balances	719,954	(719,954)	—
Net liability position	$(2,446,058)	$(7,271,360)	$(9,717,418)

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Net loss per common share

For the three months ended June 30, 2020, the computation of basic and diluted earnings per share is calculated as follows:

		Number of	Per share
	Amount	shares	amount

Basic earnings per share
Net income per share available for common stockholders	$9,035,228	1,692,997,018	$0.01

Effect of dilutive securities
Warrants	—	168,969,974
Convertible debt	—	4,812,962,963

Diluted earnings per share
Net income per share available for common stockholders	9,035,228	6,674,929,955	0.00

For the six months ended June 30, 2020 and the three and six months ended June 30, 2019, the following common stock equivalents were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

	Six months ended June 30, 2020	Three and six months ended June 30, 2019

Stock options	—	480,000
Warrants to purchase shares of common stock	382,228,047	116,735,061
Convertible notes	4,812,962,963	78,944,078
	5,195,191,010	196,159,169

16.	Commitments and contingencies

a.	Contingency related to outstanding penalties

The Company has provided for potential US penalties of $250,000 due to non-compliance with the filing of certain required tax returns. The actual liability may be higher due to interest and penalties assessed by these taxing authorities.

c.	Other

The Company has principal and interest payment commitments under the Convertible notes disclosed under Note 8 above. Conversion of these notes are at the option of the investor, if not converted these notes may need to be repaid.

From time to time, the Company and its subsidiaries enter into legal disputes in the ordinary course of business. The Company believes there are no material legal or administrative matters pending that are likely to have, individually or in the aggregate, a material adverse effect on its business or results of operations.

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	Subsequent events

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

Other than disclosed above, the Company has evaluated subsequent events through October 19, 2020, the date the unaudited condensed consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

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

Plan of Operation

During the next twelve months, the Company plans to  provide the requisite funding to Evernia to commence operations as a provider of addiction and aftercare treatment services.

Results of Operations

For the three months ended June 30, 2020 and June 30, 2019.

Revenues

Revenues were $82,301 and $98,186 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $15,885 or 16.2%.

In the prior period, the treatment facility was relocated to the East Avenue, West Palm Beach facility and revenue of $15,725 was generated, in the current period, we had ceased operations at the East Avenue facility after agreeing with the landlord to cancel the lease agreement.

Revenue from rental income was $82,301 and $82,462 for the three months ended June 30, 2020 and 2019, respectively. The slight decrease is due to the differing foreign currency exchange rates between the two periods.

Operating Expenses

Operating expenses were $98,793 and $1,493,323 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $1,394,530 or 93.4%. The decrease is primarily due to the following:

·	General and administrative expenses was $9,278 and $499,423 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $490,145 or 98.1%. The decrease is due to the cessation of operations at the East Avenue, West Palm Beach facility during December 2019.

·	Rent expense was $1,500 and $209,359 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $207,859 due to the cancellation of the property lease as agreed to with the landlord in December 2019.

·	Professional fees was $29,029 and $399,673 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $370,644 or 92.7%. The decrease is primarily due to consulting fees that were paid to two individuals in the prior year who had assisted with business development efforts.

·	Salaries and wages was $29,639 and $328,449 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $298.810 or 91.0%, the decrease is due to the cessation of operations at the East Avenue, West Palm Beach facility in December 2019.

·	Depreciation expense was $29,347 and $56,419 for the three months ended June 30, 2020 and 2019, a decrease of $27,072 or 48.0%, the decrease is primarily due to the disposal of the Delray Beach facility during the prior year.

Operating loss

The operating loss was $16,492 and $1,395,137 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $1,378,645 or 98.8%. The decrease is due to the decrease in operating expenses as discussed above.

Gain on debt extinguishment

Gain on debt extinguishment was $12,683,678 and $0 for the three months ended June 30, 2020 and 2019, respectively. The company entered into several debt extinguishment agreements with convertible debt holders whereby the amounts payable and the payment terms under these convertible notes were renegotiated, this also resulted in the extinguishment of derivative liabilities related to these convertible notes.

Loss on debt conversions

The loss on debt conversions was $26,493 and $0 for the three months ended June 30, 2020 and 2019, respectively, an increase of $26,493 or 100%. The loss on conversion of convertible debt was due to the conversion of convertible debentures at a discount to market price by several convertible note holders during the current period.

Loss on disposal of property

The loss on disposal of property was $0 and $692,488 for the three months ended June 30, 2020 and 2019, respectively, a decrease of 100% was due to the sale of the condominiums in Delray Beach in the prior period, the proceeds were used to settle the mortgage owing on the properties.

Warrant exercise

Warrant exercise was $2,916 and $0 for the three months ended June 30, 2020 and 2019, respectively, an increase of $92,952 or 100%. During the current period a warrant holder exercised warrants for a total of 98,778,488 shares of common stock resulting in the expense of $2,916 for the issue of 81,000,000 shares of common stock.

Bonus shares issued to investors

The bonus shares issued to investors of $0 and $143,500 for the three months ended June 30, 2020 and 2019, respectively, decreased by 100%. Bonus shares were issued to certain investors during the prior period to facilitate additional investment in the Company.

Interest expense

Interest expense was $174,090 and $197,054 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $22,964 or 11.7% was primarily due to the decrease in mortgage liabilities on the disposal of the Delray Beach properties in the prior period and the conversion of convertible debt to equity during the current period.

Debt discount

Debt discount was $126,013 and $828,313 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $702,300 or 84.8%. The decrease is primarily due to the maturity date of several convertible notes prior to the current quarter, with the resultant full amortization of debt discount related to those convertible notes.

Derivative liability movement

The derivative liability movement was $(3,037,674) and $1,728,172 for the three months ended June 30, 2020 and 2019, respectively. The derivative liability movement represents the mark to market movements of variably priced convertible notes and warrants issued during the current and prior comparative period. The increase in the mark to market movement of $4,765,846 was primarily due to the improvement in the stock price over the prior period.

Foreign exchange movements

Foreign exchange movements was $(260,689) and $(142,832) for the three months ended June 30, 2020 and 2019, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net income (loss)

Net income was $9,039,879 and net loss was $(1,671,152) for the three months ended June 30, 2020 and 2019, respectively, an increase of $10,711,031 or 640.9%, is primarily due to the decrease in operating expenses, the gain realized on debt extinguishment, offset by the movement in derivative liabilities during the current period as discussed above.

For the six months ended June 30, 2020 and June 30, 2019.

Revenues

Revenues were $165,843 and $180,201 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $14,358 or 8.0%.

In the prior period, the treatment facility was relocated to the East Avenue, West Palm Beach facility and revenue of $15,725 was generated, in the current period, we had ceased operations at the East Avenue facility after agreeing with the landlord to cancel the lease agreement.

Revenue from rental income was $165,843 and $164,476 for the six months ended June 30, 2020 and 2019, respectively. The slight increase is due to the differing foreign currency exchange rates between the two periods.

 Operating Expenses

Operating expenses were $98,793 and $2,969,836 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $2,871,043 or 96.7%. The decrease is primarily due to the following:

·	General and administrative expenses was $31,814 and $881,576 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $849,762 or 96.4%. The decrease is due to the cessation of operations at the East Avenue, West Palm Beach facility during December 2019, in the prior period general and administrative expenses included property taxes of $441,711 and directors fees of $70,000.

·	Rent expense was $2,500 and $779,425 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $776,925 due to the cancellation of the property lease as agreed to with the landlord in December 2019.

·	Professional fees was $137,050 and $443,827 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $306,377 or 69.1%. The decrease is primarily due to consulting fees that were paid to two individuals in the prior year who had assisted with business development efforts.

·	Salaries and wages was $41,990 and $732,713 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $690,723 or 94.3%, the decrease is due to the cessation of operations at the East Avenue, West Palm Beach facility in December 2020.

·	Depreciation expense was $59,588 and $132,295 for the six months ended June 30, 2020 and 2019, a decrease of $72,707 or 55.0%, the decrease is primarily due to the disposal of the Delray Beach facility during the prior year.

Operating loss

The operating loss was $107,099 and $2,789,635 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $2,682,536 or 96.2%. The decrease is due to the decrease in operating expenses as discussed above.

Gain on debt extinguishment

Gain on debt extinguishment was $12,683,678 and $0 for the six months ended June 30, 2020 and 2019, respectively. The company entered into several debt extinguishment agreements with convertible debt holders whereby the amounts payable and the payment terms under these convertible notes were renegotiated, this also resulted in the extinguishment of derivative liabilities related to these convertible notes.

Loss on debt conversions

The loss on debt conversions was $312,836 and $0 for the six months ended June 30, 2020 and 2019, respectively, an increase of $312,836 or 100%. The loss on conversion of convertible debt was due to the conversion of convertible debentures at a discount to market price by several convertible note holders during the current period.

Loss on disposal of property

The loss on disposal of property wad $0 and $692,488 for the six months ended June 30, 2020 and 2019, respectively, a decrease of 100% was due to the sale of the condominiums in Delray Beach in the prior period, the proceeds were used to settle the mortgage owing on the properties.

Warrant exercise

Warrant exercise was $95,868 and $0 for the six months ended June 30, 2020 and 2019, respectively, an increase of $95,868 or 100%. During the current period a warrant holder exercised warrants for a total of 224,388,247 shares of common stock resulting in the expense of $95,868 for the issue of 184,000,000 shares of common stock.

Bonus shares issued to investors

The bonus shares issued to investors of $0 and $143,500 for the six months ended June 30, 2020 and 2019, respectively, decreased by 100%. Bonus shares were issued to certain investors during the prior period to facilitate additional investment in the Company.

Interest expense

Interest expense was $368,012 and $542,137 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $174,125 or 32.1%, was primarily due to the decrease in mortgage liabilities on the disposal of the Delray Beach properties in the prior period and the conversion of convertible debt to equity during the current period.

Debt discount

Debt discount was $529,690 and $1,590,255 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $1,060,565 or 66.7%. The decrease is primarily due to the maturity date of several convertible notes prior to the current period, with the resultant full amortization of debt discount related to those convertible notes.

Derivative liability movement

The derivative liability movement was $(12,792,570) and $1,254,871 for the six months ended June 30, 2020 and 2019, respectively. The derivative liability movement represents the mark to market movements of variably priced convertible notes and warrants issued during the current and prior comparative period. The increase in the mark to market movement of $14,047,441 was primarily due to the improvement in the stock price over the prior period.

Foreign exchange movements

Foreign exchange movements was $223,362 and $(271,950) for the six months ended June 30, 2020 and 2019, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net loss

Net loss was $1,298,407 and $4,759,832 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $3,461,425 or 72.7%, is primarily due to the decrease in operating expenses, the gain realized on debt extinguishment, offset by the movement in derivative liabilities during the current period as discussed above.

Contingency related to outstanding payroll tax liabilities

The Company also has not filed certain foreign assets forms due to the US Federal Government. A provision of $250,000 was made for any potential penalties due.

Liquidity and Capital Resources

Cash used in operating activities was $114,394 and $2,028,337 for the six months ended June 31, 2020 and 2019, respectively, a decrease of $1,913,943. The decrease is primarily due to the following:

·	the decrease in net loss of $3,461,425, discussed under operations above, offset by non-cash movements of $828,046, primarily movements on the gain on debt extinguishment offset by derivative liability movements and working capital movements of $719,435.

Cash by investing activities was $5,995 and $3,310,865 for the six months ended June 30, 2020 and 2019, respectively. In the prior period proceeds of $3,318,141 were realized on the sale of the Delray Beach condominiums.

Cash provided by financing activities was $110,618 and used by financing activities was $1,515,304 for the six months ended June 30, 2020 and 2019, respectively. In the current period a federal assistance loan was received for Covid-19 relief and in the prior period net cash raised from convertible notes amounted to $2,010,000, offset by mortgage repayments of $3,001,101.

Over the next twelve months we estimate that the company will require approximately $1.5 million in working capital as it continues to develop its Evernia facility. The company may have to raise equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as medium.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 19, 2020

By:/s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	October 19, 2020
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	October 19, 2020
John O’Bireck

/s/ Gerald T. Miller	Director	October 19, 2020