Form 10-Q
period 2020-09-30
ETHEMA HEALTH Corp
filed 2020-11-16
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of common stock outstanding as of November 16, 2020 was 1,841,090,247.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Health Corporation.

	FORM 10-Q ETHEMA HEALTH CORPORATION TABLE OF CONTENTS
		Page
	PART I - FINANCIAL INFORMATION
Item l.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019	2
	Unaudited Condensed Consolidated Statements of Stockholder's Deficit for the three and nine months ended September 30, 2020 and 2019	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	37
SIGNATURES		38

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ETHEMA HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(UNAUDITED)
ASSETS

Current assets
Cash	$4,073	$2,975
Accounts receivable, net	2,935	105,842
Prepaid expenses	17,626	26,625
Other current assets	442,893	120,000
Total current assets	467,527	255,442
Non-current assets
Due on sale of subsidiary	4,862	4,969
Property and equipment	2,781,553	2,950,668
Total non-current assets	2,786,415	2,955,637
Total assets	$3,253,942	$3,211,079

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$—	$11,079
Accounts payable and accrued liabilities	795,297	1,022,175
Taxes payable	811,834	792,915
Convertible loans, net of discounts	4,264,319	5,041,113
Short term loans	108,615	106,934
Mortgage loans	114,115	114,290
Federal assistance loans	87,101	—
Derivative liability	19,678,918	8,694,272
Dividends payable	14,927	—
Related party payables	2,891,126	2,793,080
Total current liabilities	28,766,252	18,575,858
Non-current liabilities
Third party loans	669,325	774,820
Federal assistance loans	69,681	—
Mortgage loans, net of current portion	3,695,784	3,880,945
Total non-current liabilities	4,434,790	4,655,765
Total liabilities	33,201,042	23,231,623

Preferred Stock - Series B; $1.00 par value, 400,000 authorized, 400,000 and 0 issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	400,000	—

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 10,000,000 authorized, nil outstanding at September 30, 2020 and December 31, 2019.	—	—
Common stock; $0.01 par value, 10,000,000,000 shares authorized; 1,841,090,247 and 155,483,897 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	18,410,903	1,554,838
Common stock discount	(16,429,220)	—
Additional paid-in capital	23,327,307	23,188,527
Accumulated other comprehensive income	697,565	727,976
Accumulated deficit	(57,053,655)	(45,491,885)
Controlling stockholders’ deficit	(30,647,100)	(20,020,544)
Non-controlling interest	700,000	—
Total stockholders’ deficit	(29,947,100)	(20,020,544)
Total liabilities and stockholders’ deficit	$3,253,942	$3,211,079

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019

Revenues	$89,829	$148,042	$255,672	328,244

Operating expenses
General and administrative	11,991	216,004	43,805	1,123,207
Rental expense	1,500	432,617	4,000	1,212,042
Professional fees	40,478	92,407	177,528	510,608
Salaries and wages	31,297	370,341	73,287	1,103,054
Depreciation	32,010	47,104	91,598	179,399
Total operating expenses	117,276	1,158,473	390,218	4,128,310

Operating loss	(27,447)	(1,010,431)	(134,546)	(3,800,066)

Other Income (expense)
Other income	—	6,600	—	6,600
Other expense	—	(11,729)	—	(11,729)
Interest income	1	51	629	15,313
Gain on debt extinguishment	—	—	12,683,678	—
Loss on debt conversions	—	—	(312,836)	—
Loss on disposal of property	—	—	—	(692,488)
Warrant exercise	—	—	(95,868)	—
Bonus shares issued to investors	—	—	—	(143,500)
Interest expense	(124,972)	(299,022)	(492,984)	(841,160)
Amortization of debt discount	(99,202)	(974,084)	(628,892)	(2,564,338)
Derivative liability movement	(9,841,979)	1,875,402	(22,634,549)	3,130,273
Foreign exchange movements	(140,811)	59,983	82,551	(211,967)
Net loss before taxation	(10,234,410)	(353,230)	(11,532,817)	(5,113,062)
Taxation	—	—	—	—
Net loss	(10,234,410)	(353,230)	(11,532,817)	(5,113,062)
Preferred stock dividend	(24,301)	—	(28,952)	—
Net loss available to common stockholders	(10,258,711)	(353,230)	(11,561,769)	(5,113,062)
Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	54,071	(21,394)	(30,411)	(60,720)

Total comprehensive loss	$(10,204,640)	$(374,624)	$(11,592,180)	(5,173,782)
Loss per share
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	(0.04)
Weighted average common shares outstanding
Basic and diluted	1,841,090,247	143,636,081	1,498,132,036	133,121,771

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Series A		Preferred Series B		Common		Discount to	Additional	Comprehensive	Accumulated	Controlling shareholders’	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Par value	capital	Income	deficit	interest	interest	Total

Balance as of December 31, 2019	—	$—	—	$—	155,483,897	$1,554,838	$—	$23,188,527	$727,976	$(45,491,885)	$(20,020,544)	$—	$(20,020,544)
Exercise of warrants	—	—	—	—	103,000,000	1,030,000	(937,048)	—	—	—	92,952	—	92,952
Shares issued for commitment fees	—	—	—	—	2,700,000	27,000	—	138,780	—	—	165,780	—	165,780
Conversion of convertible notes	—	—	—	—	1,316,679,078	13,166,792	(12,635,787)	—	—	—	531,005	—	531,005
Foreign currency translation	—	—	—	—	—	—	—	—	(185,813)	—	(185,813)	—	(185,813)
Net loss	—	—	—	—	—	—	—	—	—	(10,338,286)	(10,338,286)	—	(10,338,286)
Balance as of March 31, 2020	—	—	—	—	1,577,862,975	15,778,630	(13,572,835)	23,327,307	542,163	(55,830,171)	(29,754,906)		(29,754,906)
Exercise of warrants	—	—	—	—	81,000,000	810,000	(807,084)	—	—	—	2,916	—	2,916
Conversion of convertible notes	—	—	—	—	82,227,272	822,273	(793,990)	—	—	—	28,283	—	28,283
Extinguishment of debt	—	—	400,000	400,000	—	—	(280,311)	—	—	—	119,689	700,000	819,689
Settlement of liabilities	—	—	—	—	100,000,000	1,000,000	(975,000)	—	—	—	25,000	—	25,000
Foreign currency translation	—	—	—	—	—	—	—	—	101,331	—	101,331	—	101,331
Net income	—	—	—	—	—	—	—	—	—	9,039,879	9,039,879	—	9,039,879
Preferred stock dividends accrued	—	—	—	—	—	—	—	—	—	(4,652)	(4,652)	—	(4,652)
Balance at June 30, 2020	—	—	400,000	400,000	1,841,090,247	18,410,903	(16,429,220)	23,327,307	643,494	(46,794,944)	(20,442,460)	700,000	(19,742,460)
Foreign currency translation	—	—	—	—	—	—	—	—	54,071	—	54,071	—	54,071
Net loss	—	—	—	—	—	—	—	—	—	(10,234,410)	(10,234,410)	—	(10,234,410)
Preferred stock dividends accrued	—	—	—	—	—	—	—	—	—	(24,301)	(24,301)	—	(24,301)
Balance at September 30, 2020	—	—	400,000	$400,000	1,841,090,247	$18,410,903	$(16,429,220)	$23,327,307	$697,565	$(57,053,655)	$(30,647,100)	$700,000	$(29,947,100)

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Series A		Preferred Series B		Common		Discount to Par	Additional	Comprehensive	Accumulated	Controlling shareholders’	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Value	Capital	Income	deficit	interest	interest	Total
Balance as of December 31, 2018	—	$—	—	$—	124,300,341	$1,243,004	$—	$20,939,676	$630,411	$(30,529,044)	$(7,715,953)	$—	$(7,715,953)
Fair value of warrants issued	—	—	—	—	—	—	—	874,566	—	—	874,566	—	874,566
Shares issued for commitment fees	—	—	—	—	71,111	711	—	4,267	—	—	4,978	—	4,978
Foreign currency translation					—	—	—	—	43,097	—	43,097	—	43,097
Net loss	—	—	—	—	—	—	—	—	—	(3,088,680)	(3,088,680)	—	(3,088,680)
Balance as of March 31, 2019	—	—	—	—	124,371,452	1,243,715	—	21,818,509	673,508	(33,617,724)	(9,881,992)	—	(9,881,992)
Fair value of warrants issued	—	—	—	—	—	—	—	332,209	—	—	332,209	—	332,209
Share based compensation	—	—	—	—	5,300,000	53,000	—	318,000	—	—	371,000	—	371,000
Conversion of convertible notes	—	—	—	—	11,875,000	118,750	—	831,250	—	—	950,000	—	950,000
Bonus shares issued to investors	—	—	—	—	2,050,000	20,500	—	123,000			143,500	—	143,500
Foreign currency translation	—	—	—	—	—	—	—	—	39,017	—	39,017	—	39,017
Net loss	—	—	—	—	—	—	—	—	—	(1,671,152)	(1,671,152)	—	(1,671,152)
Balance at June 30, 2019	—	—	—	—	143,596,452	1,435,965	$—	23,422,968	712,525	(35,288,876)	(9,717,418)	—	(9,717,418)
Fair value of warrants issued	—	—	—	—	—	—	—	113,722	—	—	113,722	—	113,722
Conversion of convertible notes	—	—	—	—	260,416	2,605	—	15,624	—	—	18,229	—	18,229
Foreign currency translation	—	—	—	—	—	—		—	(21,394)	—	(21,394)	—	(21,394)
Net loss	—	—	—	—	—	—		—	—	(353,230)	(353,230)	—	(353,230)
Balance at September 30, 2019	—	$—	—	$—	143,856,868	$1,438,570	$—	$23,552,314	$691,131	$(35,642,106)	$(9,960,091)	$—	$(9,960,091)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Operating activities
Net loss	$(11,532,817)	$(5,113,062)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	91,598	179,399
Gain on debt extinguishment	(12,683,678)	—
Non-cash interest accrual on escrow deposit	(24)	(15.280)
Warrant exercise	95,868	—
Loss on debt conversions	312,836	11,729
Shares issued for services	165,780	—
Loss on disposal of property	—	692,488
Bonus shares issued to investors	—	143,500
Non-cash compensation for services	—	375,978
Amortization of debt discount	628,893	2,564,338
Unrealized foreign exchange gain	(146,385)	—
Derivative liability movements	22,634,549	(3,130,273)
Non-cash deferral of operating lease liability expense	—	259,299
Movement in receivables reserve	(2,734)	—
Changes in operating assets and liabilities
Accounts receivable	105,561	38,517
Prepaid expenses and other current assets	(319,893)	(53,017)
Accrued purchase consideration	—	322,217
Accounts payable and accrued liabilities	215,004	1,202,253
Net cash used in operating activities	(435,442)	(2,521,914)

Investing activities
Proceeds on disposal of property, net of closing costs of $183,344	—	3,318,141
Deposit refunded	5,995	15,592
Purchase of fixed assets	—	(22,868)
Net cash provided by investing activities	5,995	3,310,865

Financing activities
Proceeds from bank overdraft	—	28,062
Repayment bank overdraft	(11,079)	—
Repayment of mortgage loans	(79,134)	(3,026,653)
Proceeds from convertible notes	450,000	2,912,355
Repayment of convertible notes	(72,412)	(1,123,666)
Proceeds from federal assistance loans	156,782	—
Proceeds from promissory notes	—	153,541
Repayment of promissory notes	—	(7,552)
Dividends paid	(14,012)	—
Proceeds from related party notes	3,174	85,484
Net cash provided by (used in) financing activities	433,319	(978,429)

Effect of exchange rate on cash	(2,774)	165,552

Net change in cash	1,098	(23,926)
Beginning cash balance	2,975	24,674
Ending cash balance	$4,073	$748

Supplemental cash flow information
Cash paid for interest	$251,539	$683,487
Cash paid for income taxes	$—	$—

Non cash investing and financing activities
Fair value of warrants issued	$—	$1,320,497

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies

Basis of presentation

The (a) unaudited condensed consolidated balance sheets as of September 30, 2020, which have been derived from the unaudited condensed consolidated financial statements, and as of December 31, 2019, which have been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on July 10, 2020.

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

The relevant translation rates are as follows: At September 30, 2020, a closing rate of CDN$1.00 equals US$0.7497 and an average exchange rate of CDN$1.00 equals US$0.7507. For the nine months ended September 30, 2019, an average exchange rate of CAD$1.0000 equals US$0.7551 and at December 31, 2019 a closing rate of $0.7699.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s accounts receivables were $2,935 and $105,842 for the nine months ended September 30, 2020 and year ended December 31, 2019, respectively, and were included in other current assets in the condensed consolidated balance sheets. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated accounts receivable settlements resulted in a decrease in revenues of $0 and $414,603 for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.

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

The Company’s policy is to disclose bank balances under cash, including bank overdrafts with balances that fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition. The Company had no cash equivalents at September 30, 2020 and December 31, 2019.

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

The Company is exposed to various risks through its condensed consolidated financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, September 30, 2020 and December 31, 2019.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $28,298,725 and an accumulated deficit of $57,053,655. The Company continues to be dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

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

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to minimal interest rate risk as there is no overdraft indebtedness as of September 30, 2020. In the opinion of management, interest rate risk is assessed as low, not material and remains unchanged from the prior year.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as it has subsidiaries that operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at September 30, 2020, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $3,722 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mitigate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from the prior year.

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

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As of September 30, 2020 the Company has a working capital deficiency of approximately $28,300,000 and accumulated deficit of approximately $57,100,000. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan, and generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These factors create substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities or other adjustments that may be necessary should the Company not be able to continue as a going concern.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Prepaid expenses and other current assets

Prepaid expenses and other current assets includes the following:

On February 25, 2019, the Company entered into a Letter of Intent whereby it would purchase a 33.33% interest in Local Link Wellness, LLC (“LLW”) for gross proceeds of $400,000. LLW plans to provide a comprehensive addiction treatment program to large employee groups. The company has advanced LLW a total of $120,000 as at September 30, 2020. These funds were advanced as short-term promissory notes that are immediately due and payable and are classified as other current assets on our unaudited condensed consolidated balance sheet.

The company invested funds in Evernia Health Services, LLC (“Evernia”), a newly formed entity which is 100% owned by American Treatment Holdings, Inc. (“ATHI”), a newly formed entity to hold the investment in Evernia.

On June 30, 2020, the Company entered into a loan agreement with Evernia whereby it had advanced Evernia $290,075, the loan is non-interest bearing per annum and is repayable in instalments which are equal to the cash receipts collected during the previous month less ordinary business expenses and management fees paid to Ethema and Hawkins, which management fee is a maximum of $20,000 per month. The instalments commence on the earlier of; (i) December 31, 2020 and; (ii) the date that Evernia accumulates cash reserves of $200,000. The loan will remain in place until repaid in full. The repayment proceeds will be repaid directly to Leonite in reduction of the loan funds advanced by Leonite to the Company.

5.	Property and equipment

Property and equipment consists of the following:

	September 30, 2020			December 31, 2019
	Cost	Accumulated depreciation	Net book value	Net book value
Land	$161,181	$—	$161,181	$165,537
Property	3,049,063	(428,691)	2,620,372	2,785,131
	$3,210,244	$(428,691)	$2,781,553	$2,950,668

Depreciation expense for the three months ended September 30, 2020 and 2019 was $32,010 and $47,104, respectively and for the nine months ended September 30, 2020 and 2019 was $91,598 and $179,399 respectively.

6.	Other investments

On June 30, 2020, the Company entered into an agreement whereby the Company will acquire 51% of American Treatment Holdings, Inc. (“ATHI”) from The Q Global Trust (“Seller”) and Lawrence B Hawkins (“Hawkins”), which in turn owns 100% of Evernia Health Services LLC. (“Evernia”), which operates drug rehabilitation facilities. The consideration for the acquisition is a loan to be provided by the purchaser to Evernia in the amount of $500,000. As of September 30, 2020, the Company had advanced Evernia approximately $290,100 including accrued interest thereon and the Company has agreed to advance an additional amount of approximately $10,000 (“the First Tranche”) within a reasonable time of concluding the loan agreements. The timing of the balance of the advance of approximately $200,000 will be mutually agreed upon between the parties.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Taxes Payable

The taxes payable consist of:

·	A payroll tax liability of $136,884 (CDN$182,589) in Greenestone Muskoka which has not been settled as yet.

·	The Company has assets and operates businesses in Canada and is required to disclose these operations to the US taxation authorities, the requisite disclosure has not been made. Management has reserved the maximum penalty due to the IRS in terms of non-disclosure. This non-compliance with US disclosure requirements is currently being addressed. An amount of $250,000 has been accrued for any potential exposure the Company may have.

·	Estimated income taxes payable in certain of the Canadian operations.

	September 30, 2020	December 31, 2019

Payroll taxes	$136,884	$140,583
HST/GST payable	59,031	26,524
US penalties due	250,000	250,000
Income tax payable	365,919	375,808
	$811,834	$792,915

8.	Short term convertible notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity date	Principal	Interest	Debt Discount	September 30, 2020	December 31, 2019

Leonite Capital LLC	6.5%	On demand	$370,000	$6,776	$(165,151)	$211,625	$1,213,148

Power Up Lending Group	—		—	—	—	—	33,707
	—		—	—	—	—	51,827

First Fire Global Opportunities Fund	12.0%	August 1, 2020	—	—	—	—	247,361

Auctus Fund, LLC	10.0%	June 1 , 2021	225,000	—	—	225,000	129,016
	10.0%	August 13, 2021	100,000	1,333	(86,849)	14,484	—

Labrys Fund, LP	12.0%	January 8, 2020	200,000	—	—	200,000	286,057

Ed Blasiak	6.5%	September 14, 2021	55,000	159	(52,589)	2,570	—

Joshua Bauman	6.5%	September 14, 2021	110,000	318	(105,178)	5,140	—

Series N convertible notes	6.0%	May 17, 2019 to September 16, 2020	3,229,000	376,500	-	3,605,500	3,079,997

						$4,264,319	$5,041,113

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Short term convertible notes (continued)

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

On July 12, 2020, the Company entered into a Senior Secured Convertible Note agreement with Leonite for $440,000 with an original issue discount of $40,000 for gross proceeds of $400,000, the initial tranche advanced will be for cash of $200,000 plus the OID of $20,000, the remaining advances will be at the discretion of the Leonite. The loan bears interest at 6.5% per annum and matures on June 12, 2021. The Company is required to make monthly payments of the accrued interest on the advances made. The note is convertible into common shares at the option of the holder at $0.10 per share, or 80% multiplied by the price per share paid in subsequent financings or after a six month period from the effective date at 60% of the lowest trading price during the preceding 21 consecutive trading days. The note has both conversion price protection and anti-dilution protection provisions. As of September 30, 2020, net proceeds of $200,000 was advanced to the Company.

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

Between July 2, 2020 and August 17, 2020, the Company repaid the remaining principal outstanding of $50,000 plus additional interest charges of $1,500.

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

Ed Blasiak

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

Joshua Bauman

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

On September 14, 2020, the Company entered into a five year option agreement with Bauman and other investors (collectively the “Transferees”), the Company agreed to sell to the Transferees 20% of the total outstanding shares of ATHI. The Company provided Bauman an option to purchase 1,142,856 shares of ATHI from the Company for a purchase consideration of $0.0001 per share (a total consideration of $114), based on the advances that Bauman and others made to the Company totaling $400,000. Bauman shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Bauman to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Mortgage loan

Mortgage Loan payable is disclosed as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	September 30, 2020	December 31, 2019

Cranberry Cove Holdings, Ltd.
Pace Mortgage	4.2%	July 19, 2022	$3,805,081	$4,818	$3,809,899	$3,995,235
Disclosed as follows:
Short-term portion					$114,115	$114,290
Long-term portion					3,695,784	3,880,945
					$3,809,899	$3,995,235

The aggregate amount outstanding at September 30, 2020 is payable as follows:

Amount
Within 12 months	114,115
Within 12 to 24 months	3,695,784
Total	$3,809,899

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

On September 18, 2020, CDN$202,000 (approximately $153,193)of the principal balance was repaid to the third party.

11.	Derivative liability

The short-term convertible notes, together with certain warrants issued to Leonite and the short term convertible notes and warrants disclosed in note 8 above and note 13 below, have variable priced conversion rights with no fixed floor price and will reprice dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $2,209,959 using a Black-Scholes valuation model.

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

The derivative liability is marked-to-market on a quarterly basis. As of September 30, 2020, the derivative liability was valued at $19,678,918.

The following assumptions were used in the Black-Scholes valuation model:

Nine months ended September 30, 2020

Calculated stock price	$0.0001 to 0.0034
Risk free interest rate	0.05% to 0.33%
Expected life of convertible notes and warrants	1 to 60 months
expected volatility of underlying stock	193.9% to 779.0%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	September 30, 2020	December 31, 2019

Opening balance	$8,694,272	$4,618,080
Derivative liability mark-to-market on convertible debt extinguishment	126,444,276	—
Derivative liability on revised convertible notes and warrants arising from convertible debt extinguishment	6,349,265	—
Derivative liability cancelled on debt extinguishment	(144,893,444)	—
Derivative liability on issued convertible notes and variable priced warrants	450,000	1,477,163
Fair value adjustments to derivative liability	22,634,549	2,599,029

Closing balance	$19,678,918	$8,694,272

12.	Related party transactions

Shawn E. Leon

As of September 30, 2020 and December 31, 2019 the Company had a payable of $324,804 and $293,072, respectively to Shawn E. Leon. Mr. Leon is a director and CEO of the Company. The balances payable is non-interest bearing and has no fixed repayment terms.

Mr. Leon was paid management fees of $0 for the nine months ended September 30, 2020 and 2019. Mr. Leon is entitled to management fees of $240,000 per annum, the fee is not accrued and will not be paid in arears.

Leon Developments, Ltd.

As of September 30, 2020 and December 31, 2019, the Company owed Leon Developments, Ltd., $869,850 and $904,121, respectively. The balance owing to Leon Developments, Ltd. Is non-interest bearing and has no fixed terms of repayment.

Eileen Greene

As of September 30, 2020 and December 31, 2019, the Company owed Eileen Greene, the spouse of Mr. Leon, $1,565,109 and $1,696,473, respectively. The amount owing to Ms. Greene is non-interest bearing and has no fixed repayment terms.

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

Authorized, issued and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The company has issued and outstanding common shares of 1,841,090,247 and 155,483,897 as of September 30, 2020 and December 31, 2019, respectively.

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

The Company issued warrants to Leonite Capital LLC with an initial exercise price of $0.10 per share. The terms of these warrants included a price protection in the form of a reduction in the exercise price should the Company issue any stock at a price below the exercise price. The Company subsequently issued common stock at a price of $0.0000324 per share thereby triggering the price protection clause in the warrant agreement, resulting in an additional 152,017,272,726 warrants exercisable over shares of common stock. Leonite exercised warrants over 224,338,247 shares of common stock resulting in the issue of 184,000,000 shares of common stock. The remaining Leonite warrants exercisable for 154,300,675,861 shares of common stock were cancelled in terms of the debt extinguishment agreement entered into with Leonite and a further five year warrant exercisable for 326,286,847 shares of common stock, exercisable at $0.10 per share or the lowest volume weighted average price over a 30 day period preceding the date of issuance, exercise or twenty four month anniversary of issuance.

A summary of all of the Company’s warrant activity during the period January 1, 2019 to September 30, 2020 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding as of January 1, 2019	97,499,908	$0.003 to $0.12	$0.0910000
Granted	27,700,652	$0.10 to $0.12	0.1177300
Adjustment due to price protection	2,456,534,397	$0.00204	0.0020400
Forfeited/cancelled	(15,633,709)	0.03	0.0300000
Exercised	—	—	—
Outstanding as of December 31, 2019	2,566,101,248	$0.00204 to $0.12	$0.0044700
Granted	-	-	-
Adjustment due to price protection	152,017,272,726	0.0000324	0.0000324
Forfeited/cancelled	(2,366,666)	0.03	0.0300000
Granted in terms of debt extinguishment	326,286,847	0.000675	0.0006750
Cancelled as part of debt extinguishment	(154,300,675,861)	0.0000324	0.0000324
Granted	133,333,332	0.0015000	0.0015000
Exercised	(224,388,247)	0.0004	0.0004000
Outstanding as of September 30, 2020	515,561,379	$0.000675 to $0.12	$0.0131892

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Stockholders' deficit (continued)

d)	Warrants (continued)

The following table summarizes information about warrants outstanding at September 30, 2020:

		Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.000675	326,286,847	4.78		326,286,847
$0.001500	133,333,332	4.87		133,333,332
$0.030000	3,703,700	0.53		3,703,700
$0.120000	52,237,500	1.14		52,237,500

	515,561,379	4.41	$0.0131892	515,561,379	$0.0131892

All of the warrants outstanding as of September 30, 2020 and December 31, 2019 are vested. The warrants outstanding as of September 30, 2020 have an intrinsic value of $1,280,351.

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

No options were issued, exercised or cancelled during the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.

14.	Debt extinguishment

The Company entered into debt extinguishment agreement with the following convertible debt holders as disclosed in note 8 above.

·	Auctus Fund, LLC

·	First Fire Global Opportunities Fund

·	Labrys Fund LP

·	Leonite Capital LLC

·	Power Up Lending Group LTD

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Debt extinguishment (continued)

In terms of the agreements entered into with the convertible debt holders debt the following amounts were recorded as gain on debt extinguishment:

Nine months ended September 30, 2020

Convertible debt extinguished	971,564
New debt issued	(668,100)
Fair value gain on preferred stock issued	280,311
Derivative liability mark-to-market on convertible debt extinguishment	(126,444,276)
Derivative liability on revised convertible notes and warrants arising from convertible debt extinguishment	(6,349,265)
Derivative liability eliminated on debt extinguishment	144,893,444
Gain on debt extinguishment	12,683,678

15.	Segment information

The Company has two reportable operating segments:

a.	Rental income from the property owned by CCH subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, these services were provided to customers at the Company’s ARIA and Seastone of Delray operations.

The segment operating results of the reportable segments is disclosed as follows:

	Nine months ended September 30, 2020
	Rental Operations	In-Patient services	Total

Revenue	$255,672	$—	$255,672
Operating expenditure	103,606	286,612	390,218
Operating income (loss)	152,066	(286,612)	(134,546)

Other (expense) income
Interest income	—	629	629
Gain on debt extinguishment	—	12,683,678	12,683,678
Loss on debt conversion	—	(312,836)	(312,836)
Exercise of warrants	—	(95,868)	(95,868)
Interest expense	(185,370)	(307,614)	(492,984)
Amortization of debt discount	—	(628,892)	(628,892)
Change in fair value of derivative liability	—	(22,634,549)	(22,634,549
Foreign exchange movements	(11,318)	93,869)	82,551
Net loss before taxation	(44,622)	(11,488,195)	(11,532,817)
Taxation	—	—	—
Net loss	$(44,622)	$(11,488,195)	$(11,523,817)

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Segment information (continued)

	Nine months ended September 30, 2019
	Rental Operations	In-Patient services	Total

Revenue	$248,019	$80,225	$328,244
Operating expenses	106,393	4,021,917	4,128,310

Operating income (loss)	141,626	(3,941,692)	(3,800,066)

Other (expense) income
Other income	—	6,600	6,600
Other expense	—	(11,729)	(11,729)
Interest income	—	15,313	15,313
Loss on disposal of property	—	(692,488)	(692,488)
Bonus shares issued to investors	—	(143,500)	(143,500)
Interest expense	(165,614)	(675,546)	(841,160)
Amortization of debt discount	—	(2,564,338)	(2,564,338)
Loss on change in fair value of derivative liability	—	3,130,273	3,130,273
Foreign exchange movements	(25,752)	(186,215)	(211,967)
Net loss before taxation	(49,740)	(5,063,322)	(5,113,062)
Taxation	—	—	—
Net loss from operations	$(49,740)	$(5,063,322)	$(5,113,062)

The operating assets and liabilities of the reportable segments is as follows:

	September 30, 2020
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$—	$—	$—
Assets
Current assets	3,634	463,893	467,527
Non-current assets	2,786,415	—	2,786,415
Liabilities
Current liabilities	(1,361,264)	(27,474,669)	(28,835,933)
Non-current liabilities	(4,365,109)	—	(4,365,109)
Intercompany balances	1,275,437	(1,275,437)	—
Net liability position	$(1,660,887)	$(28,286,213)	$(29,947,100)

	September 30, 2019
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	—	22,868	22,868
Assets
Current assets	3,480	397,068	400,548
Non-current assets	2,852,070	20,215,934	23,068,004
Liabilities
Current liabilities	(1,306,190)	(12,921,036)	(14,227,226)
Non-current liabilities	(4,741,441)	(14,459,976)	(19,201,417)
Intercompany balances	765,246	(765,246)	—
Net liability position	(2,426,835)	(7,533,256)	(9,960,091)

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Net loss per common share

For the three and nine months ended September 30, 2020 and 2019, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

	Three and nine months ended September 30, 2020	Three and nine months ended September 30, 2019

Stock options	—	480,000
Warrants to purchase shares of common stock	515,561,379	120,610,091
Convertible notes	4,964,723,277	94,933,731
	5,480,284,656	216,023,822

16.	Commitments and contingencies

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

In terms of the Senior Secured Convertible Note agreement entered into with Leonite for a total principal amount of $440,000 including an original issue discount (“OID”) of $40,000, As of September 30, 2020, Leonite had advanced the Company net proceeds of $200,000 for a note in the principal amount of $220,000.

The following additional advances were received from Leonite in terms of the Senior Secured Note Agreement; (i) On October 20, 2020, Leonite advanced the company a further $25,000 with an OID of $2,500; (ii) on October 23, 2020, Leonite advanced the Company a further $15,000 with an OID of $1,500; and (iii) between October 28, 2020 and October 30, 2020, Leonite advanced the Company a further $60,000 with an OID of $6,000. The total amount outstanding under the Leonite Senior Secured Convertible Note amount to $330,000 including an OID of $30,000.

On October 29, 2020, the Company entered into a Securities Purchase Agreement with First Fire Global Opportunities Fund, LLC, (“First Fire”), pursuant to which the Company issued a senior secured convertible promissory note in the aggregate principal amount of $137,500, including an OID of $12,500. The note bears interest at 6.5% per annum and matures on October 29, 2021. The note is senior to any future borrowings and commencing on November 29, 2020 the Company will make monthly payments of the accrued interest under the note. The note may be prepaid at certain prepayment penalties and is convertible into shares of common stock at a conversion price at the option of the holder at $0.001 per share, adjusted for anti-dilution provisions; or 80% of the price per share of subsequent equity financings or; after six months 60% of the lowest trading price during the preceding six month period.

On October 29, 2020, the Company entered into a five year option agreement with First Fire and other investors (collectively the “Transferees”), the Company agreed to sell to the Transferees 20% of the total outstanding shares of ATHI. The Company provided First Fire an option to purchase 1,428,571 shares of ATHI from the Company for a purchase consideration of $0.0001 per share (a total consideration of $142.86), based on the advances that First Fire and others made to the Company totaling $600,000. First Fire shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by First Fire to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

On October 29, 2020, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $88,000, for net proceeds of $85,000 after the payment of legal fees and origination fees amounting to $3,000. The note has a maturity date of August 29,2021 The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser. 180 days after the issued date into shares of the Company’s common stock at 61% of the lowest trade price during the ten consecutive trading days immediately prior to conversion. The principal plus the accrued interest of the Note may be prepaid by the Company prior to the expiry of 180 days from issuance date at a prepayment penalty ranging from 112% to 130%.

On October 31, 2020, the Company entered into an amendment to the agreement dated September 14, 2020, pursuant to which the Company issued a senior secured convertible promissory note of $110,000, increasing the principal amount outstanding by $27,500 to $137,500 for additional net proceeds of $25,000 including an OID of $2,500.

The five year option agreement entered into with Bauman is also amended, so that Bauman and other investors (collectively the “Transferees”), the Company agreed to sell to the Transferees 20% of the total outstanding shares of ATHI. The Company provided Bauman an additional option to purchase 285,714 shares of ATHI from the Company for a purchase consideration of $0.0001 per share (a total consideration of $28.57), based on the advances that Bauman and others made to the Company totaling $600,000. Bauman shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Bauman to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

Other than disclosed above, the Company has evaluated subsequent events through November 16, 2020, the date the unaudited condensed consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

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

Covid-19 Explanation

The COVID-19 pandemic has required the management of Ethema Health Corporation (the “Company”) to focus its attention on responding to the challenges presented by the COVID-19 pandemic, including ensuring continuous operations, and adjusting the Company’s operations to address changes in the drug rehabilitation industry.

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

Results of Operations

For the three months ended September 30, 2020 and September 30, 2019.

Revenues

Revenues were $89,829 and $148,042 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $58,213 or 39.3%.

In the prior period, the treatment facility was relocated to the East Avenue, West Palm Beach facility and revenue of $64,500 was generated. In the current period, we had ceased operations at the East Avenue facility after agreeing with the landlord to cancel the lease agreement.

Revenue from rental income was $89,829 and $83,542 for the three months ended September 30, 2020 and 2019, respectively. The increase is due to a slight increase in the rental in terms of the agreement and the differing foreign currency exchange rates between the two periods.

Operating Expenses

Operating expenses were $117,276 and $1,158,473 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $1,041,197 or 89.9%. The decrease is primarily due to the following:

·	General and administrative expenses was $11,991 and $216,004 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $204,013 or 94.4%. The decrease is due to the cessation of operations at the East Avenue, West Palm Beach facility during December 2019.

·	Rent expense was $1,500 and $432,617 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $431,117 due to the cancellation of the property lease as agreed to with the landlord in December 2019.

·	Professional fees was $40,478 and $92,407 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $51,929 or 56.2%. The decrease is primarily due to the reduction in business activity after the winding down of operation s in the prior year.

·	Salaries and wages was $31,297 and $370,341 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $339,044 or 91.5%, the decrease is due to the cessation of operations at the East Avenue, West Palm Beach facility in December 2019.

·	Depreciation expense was $32,010 and $47,104 for the three months ended September 30, 2020 and 2019, a decrease of $15,094 or 32.0%, the decrease is primarily due to the disposal of the Delray Beach facility during the prior year.

Operating loss

The operating loss was $27,447 and $1,010,431 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $982,984 or 97.2%. The decrease is due to the decrease in operating expenses as discussed above.

Interest expense

Interest expense was $124,972 and $299,022 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $174,050 or 58.2% was primarily due to the decrease in mortgage liabilities on the disposal of the Delray Beach properties in the prior period and the conversion of convertible debt into equity during the prior two quarters.

Debt discount

Debt discount was $99,202 and $974,084 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $874,882 or 89.8%. The decrease is primarily due to the maturity date of several convertible notes prior to the current quarter, with the resultant full amortization of debt discount related to those convertible notes, New notes taken out during the current quarter amounted to $485,000, the current period amortization is attributable to the new convertible notes.

Derivative liability movement

The derivative liability movement was $(9,841,979) and $1,875,402 for the three months ended September 30, 2020 and 2019, respectively. The derivative liability movement represents the mark to market movements of variably priced convertible notes and warrants issued during the current and prior comparative period. The increase in the mark to market movement of $11,717,381 was primarily due to the improvement in the stock price over the prior quarter with certain convertible instruments having conversion features at favorable prices.

Foreign exchange movements

Foreign exchange movements was $(140,811) and $59,983 for the three months ended September 30, 2020 and 2019, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net loss

Net loss was $10,234,410 and $353,230 for the three months ended September 30, 2020 and 2019, respectively, an increase of $9,881,180, primarily due to the increase in the derivative liability during the current period offset by a reduction in operating costs, interest expense and the amortization of debt discount, as discussed above.

For the nine months ended September 30, 2020 and September 30, 2019.

Revenues

Revenues were $255,672 and $328,244 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $72,572 or 22.1%.

In the prior period, the treatment facility was relocated to the East Avenue, West Palm Beach facility and revenue of $80,225 was generated, in the current period, we had ceased operations at the East Avenue facility after agreeing with the landlord to cancel the lease agreement.

Revenue from rental income was $255,672 and $248,019 for the nine months ended September 30, 2020 and 2019, respectively. The slight increase is due to the slight increase in rental per the agreement and the differing foreign currency exchange rates between the two periods.

 Operating Expenses

Operating expenses were $390,218 and $4,128,310 for the nine months ended September 30, 2020 and 2019, respectively, a  decrease of $3,738,092 or 90.5%. The decrease is primarily due to the following:

·	General and administrative expenses was $43,805 and $1,123,207 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $1,079,402 or 96.1%. The decrease is due to the cessation of operations at the East Avenue, West Palm Beach facility during December 2019, in the prior period general and administrative expenses included property taxes of $441,711 and directors fees of $70,000.

·	Rent expense was $4,000 and $1,212,042 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $1,208,042 due to the cancellation of the property lease as agreed to with the landlord in December 2019.

·	Professional fees was $177,528 and $510,608 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $333,080 or 65.2%. The decrease is primarily due to consulting fees that were paid to two individuals in the prior year who had assisted with business development efforts.

·	Salaries and wages was $73,287 and $1,103,054 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $1,029,767 or 93.4%, the decrease is due to the cessation of operations at the East Avenue, West Palm Beach facility in December 2019.

·	Depreciation expense was $91,598 and $179,399 for the nine months ended September 30, 2020 and 2019, a decrease of $87,801 or 48.9%, the decrease is primarily due to the disposal of the Delray Beach facility during the prior year.

Operating loss

The operating loss was $134,546 and $3,800,066 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $3,665,520 or 96.5%. The decrease is due to the decrease in operating expenses as discussed above.

Gain on debt extinguishment

Gain on debt extinguishment was $12,683,678 and $0 for the nine months ended September 30, 2020 and 2019, respectively. The company entered into several debt extinguishment agreements with convertible debt holders whereby the amounts payable and the payment terms under these convertible notes were renegotiated, this also resulted in the extinguishment of derivative liabilities related to these convertible notes.

Loss on debt conversions

The loss on debt conversions was $312,836 and $0 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $312,836 or 100%. The loss on conversion of convertible debt was due to the conversion of convertible debentures at a discount to market price by several convertible note holders during the current period.

Loss on disposal of property

The loss on disposal of property wad $0 and $692,488 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of 100% was due to the sale of the condominiums in Delray Beach in the prior period, the proceeds were used to settle the mortgage owing on the properties.

Warrant exercise

Warrant exercise was $95,868 and $0 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $95,868 or 100%. During the current period a warrant holder exercised warrants for a total of 224,388,247 shares of common stock resulting in the expense of $95,868 for the issue of 184,000,000 shares of common stock.

Bonus shares issued to investors

The bonus shares issued to investors of $0 and $143,500 for the nine months ended September 30, 2020 and 2019, respectively, decreased by 100%. Bonus shares were issued to certain investors during the prior period to facilitate additional investment in the Company.

Interest expense

Interest expense was $492,984 and $841,160 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $348,176 or 41.4%, was primarily due to the decrease in mortgage liabilities on the disposal of the Delray Beach properties in the prior period and the conversion of convertible debt to equity during the current period.

Debt discount

Debt discount was $628,892 and $2,564,338 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $1,935,446 or 75.5%. The decrease is primarily due to the maturity date of several convertible notes prior to the current period, with the resultant full amortization of debt discount related to those convertible notes.

Derivative liability movement

The derivative liability movement was $(22,634,549) and $3,130,273 for the nine months ended September 30, 2020 and 2019, respectively. The derivative liability movement represents the mark to market movements of variably priced convertible notes and warrants issued during the current and prior comparative period. The increase in the mark to market movement of $25,764,822 was primarily due to the improvement in the stock price. over the prior quarter with certain convertible instruments having conversion features at favorable prices.

Foreign exchange movements

Foreign exchange movements was $82,551 and $(211,967) for the nine months ended September 30, 2020 and 2019, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net loss

Net loss was $11,532,817 and $5,113,062 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $6,419,755 or 125.6%. The increase is primarily due to the increase in the derivative liability charge offset by the gain on debt extinguishment and the reduction in operating expenses during the current period, as discussed above.

Contingency related to outstanding payroll tax liabilities

The Company also has not filed certain foreign assets forms due to the US Federal Government. A provision of $250,000 was made for any potential penalties due.

Liquidity and Capital Resources

Cash used in operating activities was $435,442 and $2,521,914 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $2,086,472. The decrease is primarily due to the following:

·	the increase in net loss of $6,419,755, discussed under operations above an increase in working capital movements of $1,514,769, primarily due to a reduction in payable in the prior period, offset by non-cash movements of $10,020,997, primarily movements on the gain on debt extinguishment offset by derivative liability movements.

 Cash provided by investing activities was $5,995 and $3,310,865 for the nine months ended September 30, 2020 and 2019, respectively. In the prior period proceeds of $3,318,141 were realized on the sale of the Delray Beach condominiums.

Cash provided by financing activities was $433,319 and used by financing activities was $978,429 for the nine months ended September 30, 2020 and 2019, respectively. In the current period a federal assistance loan was received for Covid-19 relief and a further $450,000 was received from new convertible notes issued. In the prior period net cash raised from convertible notes amounted to $2,912,355, offset by mortgage repayments of $3,026,653 and the repayment of convertible notes amounting to $1,123,666.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 16, 2020

By:/s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	November 16, 2020
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	November 16, 2020
John O’Bireck

/s/ Gerald T. Miller	Director	November 16, 2020