Form 10-K
period 2020-12-31
ETHEMA HEALTH Corp
filed 2021-04-15
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020, based on a closing share price of $0.0014 was approximately $2,822,837.

As of April 12, 2021, the registrant had 2,269,849,130 shares of its common stock, par value $0.01 per share, outstanding.

ETHEMA HEALTH CORPORATION

YEAR ENDED DECEMBER 31, 2020

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

The Asset Purchase Agreement and Lease

Under the APA, the assets of GreeneStone Muskoka were sold by the Company, through its subsidiary, GreeneStone Muskoka, to Canadian Addiction Residential Treatment LP (the “Purchaser”), for a total consideration of CDN$10,000,000. The proceeds of the GreeneStone Muskoka asset sale were used to pay down certain tax debts and operational costs of the Company and to fund the Florida Purchase, mentioned below.

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

The Company has signed a Letter of intent to acquire a new facility at another location nearby which has been delayed by the Corona Virus pandemic and a delay in obtaining the licensing for this facility. The Company has been actively involved in the operation of the treatment center operated by Evernia Health Center LLC (“Evernia”) at 950 Evernia Street, West Palm Beach Florida. The Company is under contract to purchase a majority interest in this company and has been financing the start up operations of this facility. This operation will be the Company’s only treatment center operating and expects the purchase of the majority interest to close in the second quarter of 2021.

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

Employees

As of December 31, 2020, Ethema Health Corporation had 2 employees.

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

The Company has been actively involved in the operation of the treatment center operated by Evernia Health Center LLC (“Evernia”) at 950 Evernia Street, West Palm Beach Florida. The Company is under contract to purchase a majority interest in this company and has been financing the start up operations of this facility. This operation will be the Company’s only treatment center operating and expects the purchase of the majority interest to close in the second quarter of 2021. The Company is accounting for the funds advanced to Evernia as other investments, until such time as the contract to purchase Evernia is closed.

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

The Company’s common stock is quoted on the Over-the-counter Market (the “OTC PINK”) under the symbol “GRST”. The Company was sponsored by the market maker Wilson Davis & Co. from Salt Lake City, Utah, which filed a Form 15c2-11 application with the Financial Industry Regulatory Authority (“FINRA”) for the Company in 2011. This application was approved by FINRA in February 2012, and Wilson Davis & Co. first quoted the stock in March 2012.

From March 2012 to January 2020, our common stock has been traded on the OTCQB markets under the symbol “GRST”, in January 2020, the stock was downgraded to the OTC Pink Sheets market.

The last reported sale price of our common stock on the OTC Pink on April 12, 2021, was $0.0056 per share. As of April 12, 2021, there were approximately 154 holders of record of our common stock.

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

Equity Compensation Plan Information

See Item 11 - Executive Compensation for equity compensation plan information.

Recent Sales of Unregistered Securities

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the year ended December 31, 2020 in transactions that were not registered under the Securities Act.

Between January 6, 2020 and December 28, 2020 in terms of conversion notices received from several convertible note holders the Company issued 1,586,659,618 shares of common stock at a par value of $0.01 per share to settle $551,908 of convertible debt and accrued interest thereon.

Between January 6, 2020 and May 2, 2020, in terms of warrant exercise notices received the Company issued 184,000,000 shares of common stock at par value of $0.01 each, These warrants were exercised on a cashless basis.

On June 1, 2020, the Company issued 100,000,000 shares to Ethan Leon, the son of our CEO in settlement of $25,000 of advances made to the Company by Eileen Greene and assigned to Ethan Leon,

On June 12, 2020, the Company issued 400,000 Series B Preferred shares to an investor at par value of $1.00 per share in partial settlement of convertible debt amounting to $400,000.

During December 2020, the Company issued 4,000,000 Series A Preferred shares at par value of $0.01 per share to Eileen Greene, the spouse of our CEO, in settlement of $40,000 of advances made to the Company.

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

Special Note Regarding Forward-Looking Statements

Many of the matters discussed within this Annual Report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include the risks noted under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere. We do not undertake any obligation to update any forward looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Ethema,” refer to Ethema Health Corporation and its subsidiaries.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes to the consolidated financial statements for the year ended December 31, 2020.

Results of operations for the year ended December 31, 2020 and the year ended December 31, 2019.

Revenue

Revenue was $338,996 and $359,947 for the years ended December 31, 2020 and 2019, respectively, a decrease of $20,951 or 5.8%.

Revenue from patient treatment was $0 and $28,363 for the years ended December 31, 2020 and 2019, respectively, a decrease of $28,363 or 100.0%. The decrease is due to the cessation of operations at our West Palm Beach facility in December 2019. We have entered into an LOI to acquire another facility, however the transaction has not closed as of December 31, 2020.

Revenue from rental income was $338,996 and $331,584 for the years ended December 31, 2020 and 2019, respectively, an increase of $7,412 or 2.2%.

Operating Expenses

Operating expenses was $502,340 and $4,559,682 for the years ended December 31, 2020 and 2019, respectively, a decrease of $4,057,342 or 89.0%. The decrease in operating expenses is attributable to:

●	General and administrative expenses of $55,756 and $909,613 for the years ended December 31, 2020 and 2019, respectively, a decrease of $853,857 or 93.9%. The decrease is due to the cessation of operations at the East Avenue, West Palm Beach facility during December 2019, in the prior period general and administrative expenses included property taxes of $441,711 and directors fees of $70,000.

●	Rent expense was $5,512 and $1,360,117 for the years ended December 31, 2020 and 2019, a decrease of $1,354,605 or 99.6%, due to the cancellation of the property lease as agreed to with the landlord in December 2019.

●	Professional fees were $231,264 and $550,624 for the years ended December 31, 2020 and 2019, respectively, a decrease of $319,360 or 58.0%. The decrease is primarily due to consulting fees that were paid to two individuals in the prior year who had assisted with business development efforts in the prior year.

●	Salaries and wages was $88,532 and $1,279,796 for the years ended December 31, 2020 and 2019, respectively, a decrease of $1,191,264 or 93.1%. The decrease is due to the cessation of operations at the East Avenue, West Palm Beach facility in December 2019.

●	Depreciation expense was $121,276 and $217,018 for the years ended December 31, 2020 and 2019, respectively, a decrease of $95,742 or 44.1%. The depreciation charge decreased due to the disposal of the two Delray Beach Properties during the prior year.

●	Impairment expense was $0 and $242,514 for the years ended December 31, 2020 and 2019, respectively, a decrease of $242,514 or 100.0%. In the prior year the Company impaired the leasehold improvements of $242,514 relating to the West Palm Beach facility as the rental agreement was terminated in December 2019.

Operating loss

The operating loss was $163,344 and $4,199,735 for the years ended December 31, 2020 and 2019, respectively, a decrease of $4,036,391 or 96.1%. The decrease is attributable to the decrease in operating expenses discussed above.

Other income

Other income was $1,183 and $6,600 for the years ended December 31, 2020 and 2019, respectively, a decrease of $5,417 or 82.1%. This amount is immaterial.

Gain on debt extinguishment

Gain on debt extinguishment was $12,683,678 and $0 for the year ended December 31, 2020 and 2019, respectively. The company entered into several debt extinguishment agreements with convertible debt holders whereby the amounts payable and the payment terms under these convertible notes were renegotiated, this also resulted in the extinguishment of derivative liabilities related to these convertible notes.

Gain (loss) on sale of assets

The Gain on sale of assets was $36,470 and the loss on sale of assets was $1,019,812 for the years ended December 31, 2020 and 2019, respectively. The gain in the current year represents an over-accrual for expenses relating to the disposal of the Delray Beach properties and the loss in the prior year represents the loss on the disposal of the Delray Beach properties during 2019.

Warrant exercise

Warrant exercise was $95,868 and $0 for the years ended December 31, 2020 and 2019, respectively, an increase of $95,868 or 100%. During the current period a warrant holder exercised warrants for a total of 224,388,247 shares of common stock resulting in the expense of $95,868 for the issue of 184,000,000 shares.

Penalty on convertible notes

The penalty on convertible notes was $0 and $569,628 for the years ended December 31, 2020 and 2019, respectively. The penalty arose on notes which were in default in 2019, penalties were either levied or provided for in terms of the agreements entered into with the lenders.

Loss on conversion of convertible debentures

Loss on conversion of convertible debentures was $585,351 and $203,981 for the years ended December 31, 2020 and 2019, an increase of 381,370 or 187.0%. The loss on conversion of convertible debentures was due to the conversion of debentures at a discount to market price by several convertible note holders during the current and prior year.

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

Interest income

Interest income was $629 and $17,226 for the years ended December 31, 2020 and 2019, respectively, a decrease of 16,597 or 96.3%. The interest income in the prior year was earned on the escrow balance due from the sale of Greenstone Muskoka in 2017.

Interest expense

Interest expense was $631,425 and $1,079,038 for the years ended December 31, 2020 and 2019, respectively, a decrease of $447,613 or 41.5%, primarily due to the decrease in mortgage liabilities on the disposal of the Delray Beach properties in the prior year and the conversion of convertible debt to equity during the current year.

Debt discount

Debt discount was $861,657 and $3,338,760 for the years ended December 31, 2020 and 2019, respectively, a decrease of $2,477,103 or 74.2%. The decrease is primarily due to the maturity date of several convertible notes prior to the current year, with the resultant full amortization of debt discount related to those convertible notes.

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

Foreign exchange movements

Foreign exchange movements was $(175,500) and $(311,606) for the years ended December 31, 2020 and 2019, respectively and represents the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net income (loss)

Net income was $3,084,992 and net loss was $(14,962,841) for the years ended December 31, 2020 and 2019, respectively, an increase of $18,047,833 or 120.6%. The increase is primarily due to the reduction in operating expenses and the gain realized on debt extinguishments, offset by the increase in derivative liability movements, as discussed above.

Contingency related to outstanding payroll tax liabilities

The Company has also not filed certain foreign assets forms due to the US Federal Government. A provision of $250,000 was made for any potential penalties due. This issue is being addressed by our tax advisors.

Liquidity and Capital Resources

Cash used in operating activities was $101,970 and $2,895,538 for the years ended December 31, 2020 and 2019, respectively a decrease of $2,793,568 or 96.5%. The decrease is primarily due to the following:

·	The decrease in net loss of $18,047,833 as discussed above.

·	The decrease in non-cash movements of $13,368,909, primarily due to the gain on extinguishment of debt of $(12,596,352) and the movement on amortization of debt discount of $2,477,103 offset by the derivative liability movement of $4,442,939.

·	The decrease in cash generated from working capital movements of $1,885,356, primarily due to the reduction in all working capital balances during the current year.

Cash used in investing activities was $684,454 and cash generated by investing activities was $4,556,698 for the years ended December 31, 2020 and 2019, respectively. We invested $690,449 in a treatment facility based on West Palm Beach which we have committed to acquiring once we have concluded the sale agreement. In the prior year, we realized net proceeds on the disposal of the Delray Beach properties of $4,756,360.

Cash generated by financing activities was $854,019 and cash used by financing activities was $1,951,034 for the years ended December 31, 2020 and 2019, respectively. During the current year we raised $1,129,050 from convertible notes and repaid $210,600 in convertible notes, primarily to fund our new facility in West Palm Beach. In the prior year, we repaid the mortgage outstanding on the Delray properties of $3,067,073 out of the proceeds of the property disposal and repaid $2,504,695 to debt investors during the current year, in the prior year we raised $4,035,000 from debt investors.

Over the next twelve months we estimate that the company will require approximately $6.5 million in funding to repay its obligations, if these obligations are not converted to equity and for funding working capital as we continue to seek opportunities for addiction treatment in the US markets. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as high.

Item 8. Financial Statements and Supplementary Data.

ETHEMA HEALTH CORPORATION

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US$ unless otherwise indicated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ethema Health Corporation

West Palm Beach, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of Ethema Health Corporation (the “Company”) at December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows for each of the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The accompanying consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company had accumulated deficit of approximately $42.4 million and negative working capital of approximately $12.9 million at December 31, 2020, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Embedded Conversion Features on Convertible Notes – Refer to Notes 12 and 16 to the Financial Statements

The principal considerations for our determination that performing procedures relating to the valuation of derivatives is a critical audit matter are the significant judgment by management when developing the fair value of the derivative liabilities. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the valuation models used and related variable inputs used within those models.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing management’s process for developing the fair value estimate; evaluating the appropriateness of the valuation techniques; testing the completeness and accuracy of underlying data used in the model; and evaluating the significant assumptions used by management, including the values of expected volatility and discount rate. Evaluating management’s assumptions related to the volatility amounts and discount rates involved evaluating whether the assumptions used by management were reasonable considering the current and historical performance, the consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Daszkal Bolton LLP

We have served as the Company’s auditor since 2018.

Sunrise, Florida

April 15, 2021

ETHEMA HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS

Current assets
Cash	$90,500	$2,975
Accounts receivable, net	3,075	105,842
Prepaid expenses	19,190	26,625
Other current assets	131,938	120,000
Other investments	690,449	—
Total current assets	935,152	255,442
Non-current assets
Due on sale of subsidiary	5,094	4,969
Property and equipment	2,882,220	2,950,668
Total non-current assets	2,887,314	2,955,637
Total assets	$3,822,466	$3,211,079

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$—	$11,079
Accounts payable and accrued liabilities	833,615	1,022,175
Taxes payable	850,277	792,915
Convertible loans, net of discounts	4,200,217	5,041,113
Short term loans	115,375	106,934
Mortgage loans	115,704	114,290
Government assistance loans	156,782	—
Derivative liability	4,765,387	8,694,272
Accrued dividends	15,594	—
Related party payables	2,811,849	2,793,080
Total current liabilities	13,864,800	18,575,858
Non-current liabilities
Government assistance loans	31,417	—
Third party loans	704,271	774,820
Mortgage loans, net of current portion	3,848,077	3,880,945
Total non-current liabilities	4,583,765	4,655,765
Total liabilities	18,448,565	23,231,623

Preferred stock - Series B; $0.0001 par value, 10,000,000 authorized, 400,000 and 0 outstanding as of December 31, 2020 and 2019, respectively.	400,000	—

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 10,000,000 authorized, 4,000,000 and 0 outstanding at December 31, 2020 and 2019, respectively	40,000	—
Common stock - $0.01 par value, 10,000,000,000 shares authorized; 2,207,085,665 and 155,483,897 shares issued and outstanding as of December 31, 2020 and December 31, 2019.	20,270,857	1,554,838
Additional paid-in capital	23,344,885	23,188,527
Discount for shares issued below par value	(17,728,779)	—
Accumulated other comprehensive income	806,719	727,976
Accumulated deficit	(42,459,781)	(45,491,885)
Total stockholders’ deficit	(15,726,099)	(20,020,544)
Minority shareholders interest	700,000	—
Total stockholders’ deficit	(15,026,099)	(20,020,544)
Total liabilities and stockholders’ deficit	$3,822,466	$3,211,079

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31, 2020	Year ended December 31, 2019

Revenues	$338,996	$359,947

Operating expenses
General and administrative	55,756	909,613
Rental expense	5,512	1,360,117
Professional fees	231,264	550,624
Salaries and wages	88,532	1,279,796
Depreciation expense	121,276	217,018
Impairment expense	—	242,514
Total operating expenses	502,340	4,559,682

Operating loss	(163,344)	(4,199,735)

Other Income (expense)
Other income	1,183	6,600
Gain on debt extinguishment	12,601,823	—
Profit (loss) on sale of assets	36,470	(1,019,812)
Warrants exercised	(95,868)	—
Penalty on convertible notes	—	(569,628)
Loss on conversion of convertible debentures	(585,351)	(203,981)
Deposit forfeited	—	(1,665,078)
Interest income	629	17,226
Interest expense	(631,425)	(1,079,038)
Debt discount	(861,657)	(3,338,760)
Derivative liability movement	(7,041,968)	(2,599,029)
Foreign exchange movements	(175,500)	(311,606)
Net income (loss) before taxation	3,084,992	(14,962,841)
Taxation	—	—
Net income (loss)	3,084,992	(14,962,841)
Preferred stock dividend	(52,888)	—
Net income (loss) available to ordinary shareholders	3,032,104	(14,962,841)
Accumulated other comprehensive income	—	—
Foreign currency translation adjustment	78,743	97,565

Total comprehensive income (loss)	$3,110,847	$(14,865,276)

Basic and diluted loss per common share	$0.00	$(0.11)
Weighted average common shares outstanding – Basic	1,594,016,327	136,165,798
Weighted average common shares outstanding – Diluted	2,045,373,732	136,165,798

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred		Common
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Discount to par value	Comprehensive Income	Accumulated Deficit	Minority shareholders interest	Total
Balance as of January 1, 2019	—	$—	124,300,341	$1,243,003	$20,939,677	$—	$630,411	$(30,529,044)		$(7,715,953)
Fair value of warrants issued	—	—	—	—	1,320,497	—	—	—	—	1,320,497
Shares issued for commitment fees	—	—	71,111	711	4,267	—	—	—	—	4,978
Conversion of convertible notes	—	—	23,762,445	237,624	815,949	—	—	—	—	1,053,573
Bonus shares issued to investors	—	—	2,050,000	20,500	123,000	—	—	—	—	143,500
Shares based compensation	—	—	5,300,000	53,000	318,000	—	—	—	—	371,000
Cancelation of shares	—	—	—	—	(332,863)	—	—	—	—	(332,863)
Foreign currency translation	—	—	—	—	—	—	97,565	—	—	97,565
Net loss	—	—	—	—	—	—	—	(14,962,841)	—	(14,962,841)
Balance as of December 31, 2019	—	$—	155,483,897	$1,554,838	$23,188,527	$—	$727,976	$(45,491,885)	—	$(20,020,544)
Shares issued for commitment fees	—	—	2,700,000	27,000	138,780	—	—	—	—	165,780
Warrants exercised	—	—	184,000,000	1,840,000	—	(1,744,132)	—	—	—	95,868
Conversion of convertible notes	—	—	1,586,659,618	15,866,597	—	(14,729,336)	—	—	—	1,137,261
Settlement of liabilities	—	—	100,000,000	1,000,000	—	(1,255,311)	—	—	700,000	444,689
Settlement of liabilities, related party	4,000,000	40,000	—	—	—	—	—	—	—	40,000
Cancelation of shares	—	—	(1,757,850)	(17,578)	17,578	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	78,743	—	—	78,743
Net income	—	—	—	—	—		—	3,084,992	—	3,084,992
Dividends accrued	—	—	—	—	—	—	—	(52,888)	—	(52,888)
Balance as of December 31, 2020	4,000,000	$40,000	2,027,085,665	$20,270,857	$23,344,885	$(17,728,779)	$806,719	$(42,459,781)	700,000	$(15,026,099)

The accompanying notes are an integral part of the consolidated financial statement

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2020	Year ended December 31, 2019
Operating activities
Net income (loss)	$3,084,992	$(14,962,841)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	121,276	217,018
Gain on debt extinguishment	(12,601,823)	—
Impairment expense	—	242,514
Penalty on convertible debt	—	410,868
Deposit forfeited	—	1,665,078
(Gain) loss on disposal of property	(36,470)	1,019,812
Loss on convertible debt conversion	585,350	60,481
Bonus shares issued to investors	—	143,500
Stock based compensation for services	165,780	375,978
Amortization of debt discount	861,657	3,338,760
Derivative liability movements	7,041,968	2,599,029
Non-cash interest income	(23)	(17,193)
Exercise of warrants	95,868	—
Unrealized foreign exchange loss	141,927	—
Movement in bad debt reserve	(2,734)	(308,690)
Changes in operating assets and liabilities
Accounts receivable	105,561	405,566
Prepaid expenses	1,521	121,252
Other current assets	(11,938)	—
Escrow receivable	—	395,159
Accounts payable and accrued liabilities	301,035	1,398,171
Taxes payable	44,083	—
Net cash used in operating activities	(101,970)	(2,895,538)
Investing activities
Proceeds on disposal of property, net of closing costs of $182,344	—	4,756,360
Investment in promissory note	—	(120,000)
Deposits refunded	5,995	15,591
Other investments	(690,449)	—
Purchase of fixed assets	—	(95,254)
Net cash generated by investing activities	(684,454)	4,556,697

Financing activities
Increase in bank overdraft	—	11,079
Decrease in bank overdraft	(11,079)	—
Repayment of mortgage	(105,952)	(3,067,073)
Proceeds from convertible notes	1,129,050	2,906,144
Repayment of convertible notes	(210,600)	(2,441,464)
Proceeds from promissory notes	—	907,170
Proceeds from government assistance loans	186,600	—
Preferred stock dividends paid	(37,818)	—
Repayment of promissory notes	(150,583)	(63,231)
Proceeds (repayment) from related party notes	54,401	(203,660)
Net cash provided by (used in) financing activities	854,019	(1,951,035)

Effect of exchange rate on cash	19,930	268,177

Net change in cash	87,525	(21,699)
Beginning cash balance	2,975	24,674
Ending cash balance	$90,500	$2,975

Supplemental cash flow information
Cash paid for interest	$180,668	$542,582
Cash paid for income taxes	$—	$—

Non cash investing and financing activities
Conversion of debt to equity	$1,137,261	$1,053,573
Conversion of related party payable to common stock	$25,000	—
Conversion of related party payable to Series A Preferred stock	$40,000	—
Settlement of liabilities	$844,689	$—
Fair value of warrants issued	$—	$1,320,497

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business

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

The Asset Purchase Agreement and Lease

Under the APA, the assets of the Canadian Rehab Clinic were sold by the Company, through its subsidiary, GreeneStone Clinic Muskoka Inc. (“Muskoka”), to Canadian Addiction Residential Treatment LP (the “Purchaser”), for a total consideration of CDN$10,000,000. The proceeds of the Muskoka clinic asset sale were used to pay down certain tax debts and operational costs of the Company and to fund the Florida Purchase, mentioned below.

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

The Florida Purchase

Immediately after closing on the sale of the assets of the Canadian Rehab Clinic, the Company closed on the acquisition of the real estate assets of Seastone Delray pursuant to certain real estate and asset purchase agreements The purchase price for the Seastone assets was US$6,070,000, financed with a purchase money mortgage of US$3,000,000, and US$3,070,000 in cash.

On April 2, 2019, the Company disposed of the real property located at 801 Andrews Avenue, Delray Beach for gross proceeds of $3,500,000.

Since June 30, 2020, the Company has been actively involved in the operation of the treatment center operated by Evernia Health Center LLC (“Evernia”) at 950 Evernia Street, West Palm Beach Florida. The Company is under contract to purchase a majority interest in this company and has been financing the start up operations of this facility. This operation will be the Company’s only treatment center operating and expects the purchase of the majority interest to close in the second quarter of 2021.

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

The relevant translation rates are as follows: For the year ended December 31, 2020 a closing rate of CDN$1.0000 equals US$0.7854 and an average exchange rate of CDN$1.0000 equals US$0.7455. For the year ended December 31, 2019 a closing rate of CAD$1.0000 equals US$0.7699 and an average exchange rate of CAD$1.0000 equals US$0.7536.

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

The Company receives payments from the following sources for services rendered in our U.S. Facility: (i) commercial insurers; and (ii) individual patients and clients. As the period between the time of service and time of payment is typically one year or less, the Company elected the practical expedient under ASC 606-10-32-18 and does not adjust for the effects of a significant financing component.

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

Settlements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s receivables were $3,075 and $105,842 for the years ended December 31, 2020 and 2019, respectively. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated settlements resulted in a a credit to revenues of $2,734 and a charge to revenues of $414,603 for the years ended December 31, 2020 and 2019, respectively. The credit to revenue is due to revenue collected from commercial insurers in excess of our expectations.

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

Building improvements are depreciated using the straight-line method over the term of the lease.

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

ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made. The tax returns for fiscal 2016, through 2019 are subject to audit or review by the US tax authorities, whereas fiscal 2010 through 2017 are subject to audit or review by the Canadian tax authority.

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

Stock based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2020 and 2019 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have minimal awards with performance conditions and no awards dependent on market conditions.

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

In August 2020, the FASB issued ASU No. 2020-06, debt with Conversion and Other Options (subtopic 470-20): and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). Certain accounting models for convertible debt instruments with beneficial conversion features or cash conversion features are removed from the guidance and for equity instruments the contracts affected are free standing instruments and embedded features that are accounted for as derivatives, the settlement assessment was simplified by removing certain settlement requirements.

This ASU is effective for fiscal years and interim periods beginning after December 15, 2021.

The effects of this ASU on the Company’s consolidated financial statements is currently being assessed and is expected to have an impact on the treatment of certain convertible instruments, if any, and the derivative liabilities, if any, associated with these convertible instruments.

The FASB issued several additional updates during the period, none of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the consolidated financial statements upon adoption.

o)	Financial instruments Risks

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, December 31, 2020 and 2019.

i.	Credit risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Financial instruments that subject the Company to credit risk consist primarily of accounts receivable.

Credit risk associated with accounts receivable is mitigated as only a percentage of the revenue billed to health insurance companies is recognized as income until such time as the actual funds are collected. The revenue is concentrated amongst several health insurance companies located in the US.

In the opinion of management, credit risk with respect to accounts receivable is assessed as low.

ii.	Liquidity risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $12,929,648, which includes derivative liabilities of $4,765,387, and an accumulated deficit of $42,459,781. The Company is dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from that of the prior year.

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

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its convertible debt, mortgage loans, short term loans, third party loans and government assistance loans as of December 31, 2020. In the opinion of management, interest rate risk is assessed as moderate.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as it has subsidiaries that operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at December 31, 2020, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $10,606 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mitigate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from that of the prior year.

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

The Company’s consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at December 31, 2020 the Company has a working capital deficiency of $12,929,648, including derivative liabilities of $4,765,387 and accumulated deficit of $42,459,781. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan, and generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

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

Other current assets includes the following:

On February 25, 2019, the Company entered into a Letter of Intent whereby it would purchase a 33.33% interest in Local Link Wellness, LLC (“LLW”) for gross proceeds of $400,000. LLW proposes to provide a comprehensive addiction treatment program to large employee groups. The company has advanced LLW a total of $120,000 at December 31, 2020. These funds were advanced as short-term promissory notes that are immediately due and payable and are classified as other current assets on our consolidated balance sheet.

The Company has no intention to close on the purchase of LLW and is currently negotiating with the vendors to provide advertising services in lieu of the return of the $120,000 invested by the Company.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.	Other investments

On June 30, 2020, the Company entered into an agreement whereby the Company will acquire 51% of American Treatment Holdings, Inc. (“ATHI”) from The Q Global Trust (“Seller”) and Lawrence B Hawkins (“Hawkins”), which in turn owns 100% of Evernia Health Services LLC. (“Evernia”), which operates drug rehabilitation facilities. The consideration for the acquisition is a loan to be provided by the purchaser to Evernia in the amount of $500,000. As of December 31, 2020, the Company had advanced Avernia approximately $690,449 including accrued interest thereon.

The Company originally had a 180 day option, from the advancement of the first tranche to Evernia, to purchase an additional 9% of ETHI for a purchase consideration of $50,000. The option has been extended and the Company had made a down payment of $10,000 towards exercising this option.

On June 30, 2020, the Company entered into an agreement whereby the Company will acquire 51% of Behavioral Health Holdings, Inc. (“BHHI”) from The Q Global Trust (“Seller”) and Lawrence B Hawkins, which in turn owns 100% of Peace of Mind Counseling Services, Inc. (“PMCS”), which operates drug rehabilitation facilities. The consideration for the acquisition is still to be determined. The Company is currently considering its options to acquire a stake in BHHI and may renegotiate the deal terms.

On July 12, 2020, the Company entered into a five year option agreement with Leonite Capital LLC (“Leonite”) and other investors (collectively the “Transferees”), the Company agreed to sell to Leonite a portion of the total outstanding shares of ATHI from the shares of ATHI held by the company. The Company provided Leonite an option to purchase 4,000,000 shares of ATHI from the Company for a purchase consideration of $0.0001 per share (a total consideration of $400), based on the advances that Leonite made to the Company totaling $396,000. Leonite shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Leonite to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

On September 14, 2020, the Company entered into a five year option agreement with Ed Blasiak (“Blasiak”) whereby the Company agreed to sell to Blasiak a portion of the total outstanding shares of ATHI. The Company provided Blasiak an option to purchase 571,428 shares of ATHI from the Company for a purchase consideration of $0.0001 per share (a total consideration of $57), based on the advances that Blasiak made to the Company totaling $50,000. Blasiak shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Blasiak to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

On October 29, 2020, the Company entered into a five year option agreement with First Fire whereby the Company agreed to sell to First Fire a portion of the total outstanding shares of ATHI. The Company provided First Fire an option to purchase 1,428,571 shares of ATHI from the Company for a purchase consideration of $0.0001 per share (a total consideration of $143), based on the advances that First Fire made to the Company totaling $120,000. First Fire shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by First Fire to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

On October 29, 2020, the Company entered into a five year option agreement entered into with Bauman, so that the Company agreed to sell to Bauman a portion of the total outstanding shares of ATHI. The Company provided Bauman an option to purchase 1,428,571 shares of ATHI from the Company for a purchase consideration of $0.0001 per share (a total consideration of $143), based on the advances that Bauman made to the Company totaling $120,000. Bauman shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Bauman to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	Sale of property

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

During the year ended December 31, 2020, the Company released a provision raised for additional expenses on the disposal of the 810 Andrews Avenue properties mentioned above.

7.	Deposit on real estate

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.	Due on sale of business

On February 14, 2017, the Company sold its Canadian Rehab Clinic for gross proceeds of CDN$10,000,000, of which CDN$1,500,000 had been retained in an escrow account for a period of up to two years in order to guarantee the warranties provided by the Company in terms of the APA. As of December 31, 2020, CDN$1,055,042 of the escrow had been refunded to the Company and CDN$461,318 had been used to affect building improvements to the premises owned by CCH, for a total reduction of CDN$1,516,360. The remaining escrow balance was CDN$6,485 (approximately US$ 5,094).

9.	Property and equipment

Property and equipment consists of the following:

	December 31, 2020			December 31, 2019
	Cost	Accumulated depreciation	Net book value	Net book value
Land	$168,866	$—	$168,866	$165,537
Property	3,194,427	(481,073)	2,713,354	2,785,131
	$3,363,293	$(481,073)	$2,882,220	$2,950,668

Depreciation expense for the year ended December 31, 2020 and 2019 was $121,276 and $217,018, respectively.

On December 20, 2019, in terms of an agreement with the landlord the lease for the West Palm Beach facility was terminated and the Company impaired the leasehold improvements relating to the leased property, the impairment charge was $242,514.

10.	Leases

The Company's leases consisted of operating leases that relate to a real estate rental agreement entered into in May 2018.

On January 30, 2020, the Company verbally terminated the lease with the current landlord who had leased the premises to a third party and subsequently sold the property. The operating lease liability and right-of-use asset had been eliminated as of December 31, 2019.

Total operating lease cost

Individual components of the total lease cost incurred by the Company is as follows:

	Year ended December 31, 2020	Year ended December 31, 2019

Operating lease expense	$5,512	$1,360,117

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	Taxes Payable

The taxes payable consist of:

●	A payroll tax liability of $143,410 (CDN$182,589) in Greenestone Muskoka which has not been settled as yet.
●	A GST/HST tax payable of $73,503 (CDN$93,585).
●	The Company has assets and operates businesses in Canada and is required to disclose these operations to the US taxation authorities, the requisite disclosure has not been made. Management has reserved the maximum penalty due to the IRS in terms of non-disclosure. This noncompliance with US disclosure requirements is currently being addressed. An amount of $250,000 has been accrued for any potential exposure the Company may have.

	December 31, 2020	December 31, 2019

Payroll taxes	$143,410	$140,583
HST/GST payable	73,503	26,524
US penalties due	250,000	250,000
Income tax payable	383,364	375,808
	$850,277	$792,915

12.	Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity Date	Principal	Interest	Debt Discount	December 31, 2020	December 31, 2019
Leonite Capital, LLC	8.5%	On demand	$70,000	$583	$-	$70,583	$1,213,148
	6.5%	June 12, 2021	396,000	9,060	(258,002)	147,058	—

Power Up Lending Group Ltd
	—	—	—	—	—	—	33,707
	—	—	—	—	—	—	51,827

First Fire Global Opportunities Fund	—	—	—	—	—	—	247,361
	6.5%	October 29,2021	137,500	1,564	(113,767)	25,297	—

Auctus Fund, LLC	10.0%	May 7, 2020	150,000	—	—	150,000	129,016
	10.0%	August 13, 2021	95,000	3,764	(58,562)	40,202	—

Labrys Fund, LP	—	—	—	—	—	—	286,057
	12.0%	November 30, 2021	275,000	2,803	(251,644)	26,159	—

Ed Blasiak	6.5%	September 14, 2021	55,000	1,073	(38,726)	17,347	—

Joshua Bauman	6.5%	September 14, 2021	137,500	2,562	(96,815)	43,247	—

Geneva Roth Remark Holdings, Inc.	9.0%	August 29, 2021	88,000	1,001	(69,763)	19,238	—
	9.0%	October 15, 2021	53,000	477	(46,724)	6,753	—

Series N convertible notes	6.0%	On Demand	3,229,000	425,333	—	3,654,333	3,079,997

						$4,200,217	$5,041,113

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	Short-term Convertible Notes (continued)

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

On July 12, 2020, the Company entered into a Senior Secured Convertible Note agreement with Leonite for $440,000 with an original issue discount of $40,000 for gross proceeds of $400,000, the initial tranche advanced will be for cash of $200,000 plus the OID of $20,000, the remaining advances will be at the discretion of the Leonite. The loan bears interest at 6.5% per annum and matures on June 12, 2021. The Company is required to make monthly payments of the accrued interest on the advances made. The note is convertible into common shares at the option of the holder at $0.10 per share, or 80% multiplied by the price per share paid in subsequent financings or after a six month period from the effective date at 60% of the lowest trading price during the preceding 21 consecutive trading days. The note has both conversion price protection and anti-dilution protection provisions. As of December 31, 2020, net proceeds of $360,000 was advanced to the Company.

On July 12, 2020, the Company entered into a five year option agreement with Leonite, the Company agreed to sell to Leonite a portion of the total outstanding shares of ATHI from the shares of ATHI held by the company. The Company provided Leonite an option to purchase 4,000,000 shares of ATHI from the Company for a purchase consideration of $0.0001 per share (a total consideration of $400), based on the advances that Leonite made to the Company totaling $396,000. Leonite shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Leonite to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

On December 28, 2020, The Company converted $80,000 plus accrued interest of $5,949 of the Leonite loan amended on July 12, 2020, into 96,331,811 shares of common stock at a conversion price of $0.0009, thereby realizing a loss on conversion of $240,616.

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

First Fire Global Opportunities Fund (continued)

On October 29, 2020, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued a senior secured convertible promissory note in the aggregate principal amount of $137,500, including an OID of $12,500. The note bears interest at 6.5% per annum and matures on October 29, 2021. The note is senior to any future borrowings and commencing on November 29, 2020 the Company will make monthly payments of the accrued interest under the note. The note may be prepaid at certain prepayment penalties and is convertible into shares of common stock at a conversion price at the option of the holder at $0.001 per share, adjusted for anti-dilution provisions; or 80% of the price per share of subsequent equity financings or; after six months 60% of the lowest trading price during the preceding six month period.

On October 29, 2020, the Company entered into a five year option agreement with First Fire whereby the Company agreed to sell to First Fire a portion of the total outstanding shares of ATHI. The Company provided First Fire an option to purchase 1,428,571 shares of ATHI from the Company for a purchase consideration of $0.0001 per share (a total consideration of $143), based on the advances that First Fire made to the Company totaling $120,000. First Fire shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by First Fire to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

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

On June 15, 2020, The Company entered into an amended agreement with Auctus whereby Auctus agreed to discharge the principal amount of the note by nine equal monthly installments of $25,000 commencing in October 2020.

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

Labrys Fund, LP

On July 8, 2019, the Company, entered into a Securities Purchase Agreement with Labrys Fund, LP (“Labrys”), pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $282,000 for net proceeds of $253,800 after an original issue discount of $28,200. The Note had a maturity date of January 8, 2020 and bore interest at the rate of twelve percent per annum from the date on which the Note was issued until the same became due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company had the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note was convertible at any time and from time to time at the election of Labrys during the period beginning on the date that is 180 days following the issue date into shares of the Company's common stock at a conversion price equal to 60% of the lowest closing bid price of the Company's common stock for the thirty trading days prior to conversion.

In connection with the issuance of the convertible promissory note to Labrys, the Company issued 2,700,000 returnable shares. These shares were returnable if the note was paid prior to maturity date on January 8, 2020. The company had not repaid the note on the maturity date, January 8, 2020, therefore the 2,700,000 shares were expensed as an additional fee amounting to $165,780, the value of the shares on the date of grant.

Between January 15, 2020 and February 25, 2020, in terms of conversion notices received, Labrys converted the aggregate principal sum of $8,936 and interest of $19,867 into 479,160,076 shares of common stock at an average conversion price of 0.00006 per share.

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

Between October 21, 2020 and November 30, 2020, the Company repaid principal of $37,500. The Company was unable to adhere to the amended repayment schedule and default penalty and penalty interest was reinstated.

On November 30, 2020, Labrys converted principal of $235,564 and interest thereon of $20,416 into 91,421,457 shares of common stock, realizing a gain on conversion of $4,571, thereby extinguishing the note.

On November 30, 2020, the Company, entered into a Securities Purchase Agreement with Labrys, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $275,000 for net proceeds of $239,050 after an original issue discount of $27,500 and certain legal expenses. The Note has a maturity date of November 30, 2021 and bears interest at the rate of twelve percent per annum from the date on which the Note was issued until the same became due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note was convertible at any time and from time to time at the election of Labrys during the period beginning on the date that is 180 days following the issue date into shares of the Company's common stock at a conversion price equal to 60% of the lowest closing bid price of the Company's common stock for the thirty trading days prior to conversion.

In connection with the issuance of the convertible promissory note to Labrys, the Company granted Labrys a five-year warrant to purchase 100,000,000 shares of common stock at an exercise price of $0.00205 per share. The value of the warrant was accounted for as a debt discount.

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

On September 14, 2020, the Company entered into a five year option agreement with Ed Blasiak (“Blasiak”) whereby the Company agreed to sell to Blasiak a portion of the total outstanding shares of ATHI. The Company provided Blasiak an option to purchase 571,428 shares of ATHI from the Company for a purchase consideration of $0.0001 per share (a total consideration of $57), based on the advances that Blasiak made to the Company totaling $50,000. Blasiak shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Blasiak to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

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

On September 14, 2020, the Company entered into a five year option agreement with Bauman, whereby the Company agreed to sell a portion of the total outstanding shares of ATHI. The Company provided Bauman an option to purchase 1,142,856 shares of ATHI from the Company for a purchase consideration of $0.0001 per share (a total consideration of $114), based on the advances that Bauman made to the Company totaling $110,000. Bauman shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Bauman to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

On October 29, 2020, the Company amended the five year option agreement entered into with Bauman, so that the Company agreed to sell to Bauman a portion of the total outstanding shares of ATHI. The Company provided Bauman an option to purchase 1,428,571 shares of ATHI from the Company for a purchase consideration of $0.0001 per share (a total consideration of $143), based on the advances that Bauman made to the Company totaling $120,000. Bauman shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Bauman to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	Short-term Convertible Notes (continued)

Geneva Roth Remark Holdings, Inc

On October 29, 2020, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $88,000, for net proceeds of $85,000 after the payment of legal fees and origination fees amounting to $3,000. The note has a maturity date of August 29, 2021 and bears interest at the rate of 9.0% per annum. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser. 180 days after the issued date into shares of the Company’s common stock at 61% of the lowest trade price during the ten consecutive trading days immediately prior to conversion. The principal plus the accrued interest of the Note may be prepaid by the Company prior to the expiry of 180 days from issuance date at a prepayment penalty ranging from 112% to 130%.

On November 24, 2020, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $53,000, for net proceeds of $50,000 after the payment of legal fees and origination fees amounting to $3,000. The note has a maturity date of October 15, 2021 and bears interest at the rate of 9.0% per annum. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser. 180 days after the issued date into shares of the Company’s common stock at 61% of the lowest trade price during the ten consecutive trading days immediately prior to conversion. The principal plus the accrued interest of the Note may be prepaid by the Company prior to the expiry of 180 days from issuance date at a prepayment penalty ranging from 112% to 130%.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	Mortgage loans

Mortgage loans is disclosed as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	December 31, 2020	December 31, 2019

Cranberry Cove Holdings, Ltd.
Pace Mortgage	4.2%	July 19, 2022	$3,958,315	$5,466	$3,963,781	$3,995,235
			$3,958,315	$5,466	$3,963,781	$3,995,235
Disclosed as follows:
Short-term portion					$115,704	$114,290
Long-term portion					3,848,077	3,880,945
					$3,963,781	$3,995,235

The aggregate amount outstanding is payable as follows:

Amount
2021	115,704
2022	3,848,077
Total	$3,963,781

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

14.	Short term loans

On April 12, 2019, Eileen Greene, a related party assigned CDN1,000,000 of the amount owed by the Company to her, to a third party. The loan bears interest at 12% per annum which the Company agreed to pay.

15.	Government assistance loans

On May 10, 2020, the Company was granted a government assistance loan in the aggregate principal amount of $156,782. The loan is forgivable if the Company demonstrates that the proceeds were used for expenses such as employee costs during the pandemic. Should the loan not be forgiven, interest is payable on the loan at the rate of 1% per annum and the principal is repayable and interest is payable over an 18 month period. No payments have been made to date and the Company expects the loan to be forgiven, therefore no interest has been accrued.

On December 1, 2020, CCH was granted a Covid-19 related government assistance loan in the aggregate principal amount of CDN$ 40,000 (Approximately $31,000). the grant is interest free and CDN$ 10,000 is forgivable if the loan is repaid in full by December 31, 2022.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	Derivative liability

The short-term convertible notes, together with certain warrants issued to convertible note holders disclosed in note 12 above and note 18 below, have variable priced conversion rights with no fixed floor price and will reprice dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $1,959,959 using a Black-Scholes valuation model.

The derivative liability is marked-to-market on a quarterly basis. As of December 31, 2020, the derivative liability was valued at $4,765,387.

The following assumptions were used in the Black-Scholes valuation model:

Year ended December 31, 2020

Calculated stock price	$0.0001 to $0.0034
Risk free interest rate	0.05% to 0.36%
Expected life of convertible notes and warrants	3 to 60 months
expected volatility of underlying stock	193.9% to 779.0%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	December 31, 2020	December 31, 2019

Opening balance	$8,694,272	$4,618,080
Derivative liability mark-to-market on convertible debt extinguishment	126,444,276	—
Derivative liability on revised convertible notes and warrants arising from convertible debt extinguishment	6,349,265	—
Derivative liability cancelled on debt extinguishment	(144,893,444)	—
Derivative liability on issued convertible notes and variable priced warrants	1,129,050	1,477,163
Fair value adjustments to derivative liability	7,041,968	2,599,029

Closing balance	$4,765,387	$8,694,272

17.	Related party transactions

Shawn E. Leon

As of December 31, 2020 and 2019 the Company had a payable to Shawn Leon of $322,744 and $293,072, respectively. Mr. Leon is a director and CEO of the Company. The balances payable are non-interest bearing and has no fixed repayment terms.

Due to the current financial position of the Group, Mr. Leon forfeited the management fees due to him for the years ended December 31, 2020 and 2019.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	Related party transactions (continued)

Leon Developments, Ltd.

As of December 31, 2020 and 2019, the Company owed Leon Developments, Ltd. $930,307 and $904,121, respectively, for funds advanced to the Company.

Eileen Greene

As of December 31, 2020 and 2019, the Company owed Eileen Greene, the spouse of our CEO, Shawn Leon, $1,558,798 and $1,595,887, respectively. During the year ended December 31, 2020, Ms. Greene converted $40,000 of funds advanced to the Company to 4,000,000 Series A Preferred shares at a par value of $0.01 per share. During the year ended December 31, 2019, Ms. Greene advanced the company a net $560,824 to fund working capital requirements. The amount owing to Ms. Greene is non-interest bearing and has no fixed repayment terms.

 All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

18.	Stockholder’s deficit

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

Effective August 10, 2020, the Company amended its Articles of Incorporation whereby the authorized share capital was amended to the following:

·	Ten billion shares of common stock, par value $0.01 per share;

·	Ten million shares of Series A Preferred stock, par value $0.01 per share; and

·	Four hundred thousand Series B Preferred stock, par value $1.00 per share.

Series A Preferred stock

The salient terms of the Series A Preferred stock is summarized as follows:

·	Convertible into ten shares of common stock six months after the date of issue

·	No participation in the profits and losses of the corporation

·	No dividend entitlement

·	Upon redemption, repurchase or conversion, the Series A Preferred shares shall be cancelled and will not be eligible for reissue.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.	Stockholder’s deficit (continued)

Authorized, issued and outstanding (continued)

Series B Preferred stock

The salient terms of the Series B Preferred stock is summarized as follows:

·	Series B Preferred stock will rank senior to all other classes of stock

·	Entitled to cumulative dividends at 6% per annum payable in cash or in kind, monthly on the last day of each month, calculated on 360 day year consisting of 12, 30-day periods.

·	No voting rights other than on (i) amendment to the articles of incorporation; (ii) mergers, consolidations or reorganizations; (iii) a sale of substantially all of the assets of the Company; (iv) change of the rights and preferences of the Series B preferred stock; (v) fundamental transactions entered into or liquidation of the Company;

·	Redeemable at the option of the Company, one year from date of issue;

·	Mandatorily redeemable one year after the date of issuance;

·	Entitled to participate in any future debt or equity offerings as longs as 10% of the Series B Preferred stock is outstanding.

a)	Common shares

Authorized and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The company has issued and outstanding 2,027,085,665 and 155,483,897 at December 31, 2020 and 2019, respectively.

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

Between September 11, 2019 and December 30, 2019 in terms of conversion notices received from First Fire Global Opportunities Fund, the Company issued 11,887,445 shares of common stock to settle $36,592 of convertible debt.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.	Stockholder’s deficit (continued)

a)	Common shares (continued)

Between January 6, 2020 and December 28, 2020, the Company issued 1,586,659,618 shares of common stock upon receipt of conversion notices received from convertible note holders. The shares issued were issued below par based on the market price of the stock on the date of conversion and were valued at $1,137,259. The difference between the conversion price and market price is reflected as finance costs.

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

On June 12, 2020, the Company issued 100,000,000 shares to Ethan Leon for proceeds of $25,000 allocated to him by Ms. Eileen Greene from her related party advance to the Company.

On December 9, 2020, the Company cancelled 1,757,850 shares of common stock previously issued to Mr. Leon, our CEO, as compensation for certain advances to the Company in prior periods. These advances were reinstated as owing to Mr. Leon in the prior year.

b)	Series A Preferred shares

Authorized, issued and outstanding

The Company has authorized 10,000,000 Series A preferred shares with a par value of $0.01 per share.

During December 2020, the Company issued 4,000,000 Series A Preferred shares, par value $0.01 per share to Ms. Eileen Greene, for gross proceeds of $40,000 out of related party proceeds previously advanced to the Company by Ms. Greene.

c)	Series B Preferred shares

Authorized and outstanding

The Company has authorized 400,000 Series B preferred shares with a par value of $1.00 per share.

With effect from June 12, the Company issued 400,000 Series B shares at a par value of $1.00 per share to Leonite, in settlement of $400,000 of the convertible note owing to Leonite.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.	Stockholder’s deficit (continued)

d)	Warrants

The Company issued warrants to Leonite with an initial exercise price of $0.10 per share. The terms of these warrants included a price protection in the form of a reduction in the exercise price should the Company issue any stock at a price below the exercise price. The Company subsequently issued common stock at a price of $0.0000324 per share thereby triggering the price protection clause in the warrant agreement, resulting in an additional 152,017,272,726 warrants exercisable over shares of common stock. Leonite exercised warrants for the cashless purchase of 224,338,247 shares of common stock resulting in the issue of 184,000,000 shares of common stock. The remaining Leonite warrants exercisable for 154,300,675,861 shares of common stock were cancelled in terms of the debt extinguishment agreement entered into with Leonite and the Company issued a five year warrant exercisable for 326,286,847 shares of common stock, exercisable at $0.10 per share or the lowest volume weighted average price over a 30 day period preceding the date of issuance, exercise or twenty four month anniversary of issuance.

In conjunction with the issuance of a convertible note to Auctus, the Company issued a five year warrant exercisable for 66,666,666 shares of common stock at an exercisable price of $0.0015 per share subject to anti-dilution and price protection adjustments. The Company also issued a second five year warrant exercisable for 66,666,666 shares of common stock at an exercisable price of $0.0015 per share subject to anti-dilution and price protection adjustments, which warrants will only be exercisable upon an event of default on the convertible note.

In connection with the issuance of the convertible promissory note to Labrys, the Company granted Labrys a five-year warrant for 100,000,000 shares of common stock at an exercise price of $0.00205 per share.

A summary of all of the Company’s warrant activity during the period January 1, 2019 to December 31, 2020 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding as of January 1, 2019	97,499,908	$0.003 to $0.12	$0.0910000
Granted	27,700,652	$0.10 to $0.12	0.1177300
Adjustment due to price protection	2,456,534,397	$0.00204	0.0020400
Forfeited/cancelled	(15,633,709)	0.03	0.0300000
Exercised	—	—	—
Outstanding as of December 31, 2019	2,566,101,248	$0.00204 to $0.12	$0.0044700
Granted	233,333,332	0.0017357	0.0017357
Adjustment due to price protection	152,017,272,726	0.0000324	0.0000324
Forfeited/cancelled	(2,366,666)	0.0300000	0.0300000
Granted in terms of debt extinguishment	326,286,847	0.000675	0.0006750
Cancelled as part of debt extinguishment	(154,300,675,861)	0.0000324	0.0000324
Exercised	(224,390,247)	0.0004	0.0004000
Outstanding as of December 31, 2020	615,561,379	$0.000675 to $0.12	$0.0113796

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.	Stockholder’s deficit (continued)

d)	Warrants (continued)

The warrants were valued using a Black Scholes pricing model on the date of grant at $1,477,163 using the following weighted average assumptions:

Year ended December 31, 2020
Calculated stock price	$0.00006 to $0.00205
Risk free interest rate	0.21% to 0.36%
Expected life of warrants	36 to 60 months
expected volatility of underlying stock	193.9% to 236.8%
Expected dividend rate	0%

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

The following table summarizes information about warrants outstanding at December 31, 2020:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.00068	326,286,847	4.53		326,286,847
$0.03000	3,703,700	0.28		3,703,700
$0.00150	133,333,332	4.62		133,333,332
$0.00205	100,000,000	4.92		100,000,000
$0.12	52,237,500	0.89		52,237,500

	615,561,379	4.28	$0.0113796	615,561,379	$0.0113796

All of the warrants outstanding as of December 31, 2020 are vested. The warrants outstanding as of December 31, 2020 have an intrinsic value of $1,333,427.

e)	Stock options

Our board of directors adopted the Greenestone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have no issued options at December 31, 2020 under the Plan.

No options were issued, exercised during the year ended December 31, 2020 and 2019, respectively.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19.	Segment information

The Company has two reportable operating segments:

a.	Rental income from the property owned by CCH subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, these services were provided to customers at our Addiction Recovery Institute of America and Seastone of Delray operations.

The segment operating results of the reportable segments for the year ended December 31, 2020 is disclosed as follows:

	Year ended December 31, 2020
	Rental Operations	In-Patient services	Total

Revenue	$338,996	$—	$338,996
Operating expenditure	(134,387)	(367,953)	(502,340)

Operating income (loss)	204,609	(367,953)	(163,344)

Other (expense) income
Other income	—	1,183	1,183
Gain on extinguishment of debt	—	12,601,823	12,601,823
Gain on sale of assets	—	36,470	36,470
Loss on debt conversion	—	(585,351)	(585,351)
Warrants exercised	—	(95,868)	(95,868)
Interest income	—	629	629
Interest expense	(241,815)	(389,610)	(631,425)
Amortization of debt discount	—	(861,657)	(861,657)
Change in fair value of derivative liability	—	(7,041,968)	(7,041,968)
Foreign exchange movements	(77,562)	(97,938)	(175,500)
Net income (loss) before taxation	(114,768)	3,199,760	3,084,992
Taxation	—	—	—
Net income (loss)	$(114,768)	$3,199,760	$3,084,992

The operating assets and liabilities of the reportable segments as of December 31, 2020 is as follows:

	December 31, 2020
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	—	—	—
Assets
Current assets	40,912	894,241	935,153
Non-current assets	2,882,220	5,094	2,887,314
Liabilities
Current liabilities	(1,584,724)	(12,280,077)	(13,864,801)
Non-current liabilities	(4,583,765)	—	(4,583,765)
Intercompany balances	1,287,681	(1,287,681)	—
Net liability position	(1,957,676)	(12,668,423)	(14,626,099)

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19.	Segment information (continued)

The segment operating results of the reportable segments for the year ended December 31, 2019 is disclosed as follows:

	Year ended December 31, 2019
	Rental Operations	In-Patient services	Total

Revenue	$331,584	$28,363	$359,947
Operating expenditure	(17,200)	(4,542,482)	(4,559,682)

Operating income (loss)	314,384	(4,514,119)	(4,199,735)

Other (expense) income
Other income	-	6,600	6,600
Loss on sale of assets	-	(1,019,812)	(1,019,812)
Penalty on convertible notes	-	(569,628)	(569,628)
Loss on debt conversion	-	(203,981)	(203,981)
Deposit forfeited	-	(1,665,078)	(1,665,078)
Interest income	-	17,226	17,226
Interest expense	(396,100)	(682,938)	(1,079,038)
Amortization of debt discount	-	(3,338,760)	(3,338,760)
Change in fair value of derivative liability	-	(2,599,029)	(2,599,029)
Foreign exchange movements	(38,992)	(272,614)	(311,606)
Net loss before taxation	(120,708)	(14,842,133)	(14,962,841)
Taxation	-	-	-
Net loss	$(120,708)	$(14,842,133)	$(14,962,841)

The operating assets and liabilities of the reportable segments as of December 31, 2019 is as follows:

	December 31, 2019
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	72,386	22,868	95,254
Assets
Current assets	4,230	251,212	255,442
Non-current assets	2,955,637	—	2,955,637
Liabilities
Current liabilities	(1,280,442)	(17,295,416)	(18,575,858)
Non-current liabilities	(4,655,765)	—	(4,655,765)
Intercompany balances	596,872	(596,872)	—
Net liability position	(2,379,468)	(17,641,076)	(20,020,544)

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.	Net (loss) income per common share

For the year ended December 31, 2019, the following options, warrants and convertible securities were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

Year ended December 31, 2019

Stock options	—
Warrants to purchase shares of common stock	2,566,101,248
Convertible notes	1,046,179,457
3,612,280,705

21.	Commitments and contingencies

a.	Contingency related to outstanding penalties

The Company has provided for potential US penalties of $250,000 due to non-compliance with the filing of certain required returns. The actual liability may be higher due to interest and penalties assessed by these taxing authorities.

b.	Mortgage loans

The company has a mortgage loans as disclosed in note 13 above. The future commitment under this loans is as follows:

Amount
2021	115,704
2022	3,848,077
Total	$3,963,781

c.	Other

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.	Income taxes

The Company is current in its US tax filings, except for its 2019 filing, as of December 31, 2020 and is not current in its Canadian tax filings with the 2016 and 2017 returns still outstanding.

The income tax provision/ (benefit) is different from that which would be obtained by applying the statutory Federal income tax rate of 21% and applicable state tax rates of 5% to income before income tax expense. The items causing this difference for the years ended December 31, 2020 and 2019 are as follows:

	Year ended December 31, 2020	Year ended December 31, 2019

Tax credit at the federal and state statutory rate	857,250	(3,854,992)
Foreign taxation	(56,212)	(62,163
Permanent differences	(1,091,032)	1,569,469
Foreign tax rate differential	1,061	1,173
Valuation allowance	288,933	2,346,513
	—	—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Net operating losses
Net operating loss carry forward	32,968,411	24,023,480
Prior year adjustment to opening balances	150,639	—
Foreign exchange differential	48,579	68,923
Net taxable loss	1,111,286	8,876,008
Valuation allowance	(34,278,915)	(32,968,411)
	—	—

The company has established a valuation allowance against its gross deferred tax assets sufficient to bring its net deferred tax assets to zero due to the uncertainty surrounding the realization of such assets. Management has determined it is more likely than not that the net deferred tax assets are not realizable due to the Company’s historical loss position. The valuation allowance for the year ended December 31, 2020 increased by $1,310,504 due to the additional taxation losses incurred for the year ended December 31, 2020 and adjustments made to prior year opening balances.

As of December 31, 2020, the prior three tax years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

Pursuant to the Internal Revenue Code of 1986, as amended (“IRC”), §382, the Company’s ability to use its net operating loss carry forwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year period.

As of December 31, 2020, the Company is in arrears on certain US and Canadian tax filings and the amounts presented above are based on estimates. The actual losses available could differ from these estimates. In addition, the Company could be subject to penalties for these unfiled tax returns.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.	Income taxes (continued)

As of December 31, 2020 and 2019, the Company has accrued $250,000 in penalties and interest attributable to delinquent tax returns. Management believes the Company has adequately provided for any ultimate amounts that are likely to result from audits of these returns once filed; however, final assessments, if any, could be significantly different than the amounts recorded in the financial statements.

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

23.	Subsequent events

On January 8, 2021, Leonite converted the remaining balance of the Leonite on demand note in the aggregate principal amount of $70,000 plus accrued interest thereon into 78,763,466 shares of common stock at a conversion price of $0.0009 per share, thereby extinguishing the note.

On March 3, 2021, the Company received a notice of conversion, converting principal and interest in the aggeregate principal amount of $95,000 of the Leonite convertible loan advanced to the Company on July 12, 2020 into 97,000,000 shares of common stock at a conversion price of $0.001 per share.

On March 9, 2021, the Company received a cashless warrant exercise from Auctus Fund, LLC whereby warrants for 66,666,666 shares were exercised at an exercise price of $0.0015 for 59,999,999 net shares.

On January 12, 2021, CCH received a further CDN$ 20,000 Covid-19 related government assistance loan. The loan is interest free and if repaid by December 31, 2022, CDN$ 10,000 is forgivable.

Subsequent to year end, Leonite has advanced the Company an additional $290,000 to the Company for working capital purposes, the option to acquire shares in ATHI from the Company has increased from 4,000,000 to 6,666,667 shares.

The Company intends to continue its operations at a new location in west Palm Beach. A Letter of Intent ("LOI") was signed on February 7, 2020, with a third party that has a property lease and a pending license at its new location. The Company originally anticipated recommencing operations in February 2020, however it has been adversely affected by the COVID-19 pandemic. The LOI requires the Company to provide a working capital loan of up to $500,000, to date the Company has loaned $690,449 as of December 31, 2020. The Company is expected to close on the acquisition shortly.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Annual Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), to allow for timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to our limited resources our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting discussed below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our internal control system was designed to, in general, provide reasonable assurance to our management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, our management has determined that as of December 31, 2020, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding management’s assessment of our internal control over financial reporting pursuant to temporary rules of the SEC.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers, their ages and their positions, as of the date of this Annual Report, as follows:

Name Position
Shawn E. Leon	61	Chief Executive Officer, Chief Financial Officer, President and Director

John O’Bireck	62	Director

Gerald T Miller	63	Director

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

CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

We have adopted a code of conduct that applies to all officers, directors and employees, including those officers responsible for financial reporting. If we make any substantive amendments to the code of conduct or grant any waiver from a provision of the code of conduct to any executive officer or director, we will promptly disclose the nature of the amendment or in a Current Report on Form 8-K to be filed with the SEC.

Our Board of Directors

Our Board currently consists of three members. Our Board judges the independence of its directors by the heightened standards established by the Nasdaq Stock Market. Accordingly, the Board of Directors has determined that our two non-employee directors, Messrs. O’Bireck and Mr. Miller, each meet the independence standards established by the Nasdaq Stock Market and the applicable independence rules and regulations of the SEC. Our Board considers a director to be independent when the director is not one of our or our subsidiaries’ officers or employees or director of our subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the Nasdaq Stock Market and the rules and regulations of the SEC.

Board Committees

Our Board of Directors act as our Audit Committee, our Compensation Committee and our Nominating and Governance Committees.

Audit Committee

The primary purpose of the audit committee is to oversee the quality and integrity of our accounting and financial reporting processes and the audit of our financial statements. The audit committee is responsible for selecting, compensating, overseeing and terminating our independent registered public accounting firm. Specifically, the audit committee’s duties are to recommend to our Board of Directors the engagement of an independent registered public accounting firm to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the external auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls.

Compensation Committee

The compensation committee is responsible for, among other things, reviewing and recommending to our Board the annual salary, bonus, stock compensation and other benefits of our executive officers, including our Chief Executive Officer and Chief Financial Officer; reviewing and providing recommendations regarding compensation and bonus levels of other members of senior management; reviewing and making recommendations to our Board on all new executive compensation programs; reviewing the compensation of our Board; and administering our equity incentive plans. The compensation committee may delegate any or all of its duties or responsibilities to a subcommittee of the compensation committee, to the extent consistent with the Company’s organizational documents and all applicable laws, regulations and rules of markets in which our securities trade, as applicable.

Nominating and Governance Committee

The nominating and governance committee is responsible for, among other things, annually assessing the composition, skills, size and tenure of the Board of Directors in advance of annual meetings and whenever individual directors indicate that their status may change; annually considering new members for nomination to the Board of Directors; causing the Board of Directors to annually review the independence of directors; and developing and monitoring our general approach to corporate governance issues as they may arise.

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

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, at December 31, 2020, none of the officers, directors or 10% shareholders were in compliance with Section 16(a).

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon, President CEO, CFO	2020	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal Year End

 There were no equity awards issued to executive officers during the fiscal year ended December 31, 2020 and there are no outstanding equity awards to named officers as of December 31, 2020.

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

Directors Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the year ended December 31, 2020.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon	—	—	—	—	—	—	—

John O’ Bireck	—	—	—	—	—	—	—

Gerald T Miller	—	—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than five percent (5%) of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares of common stock are owned directly and the percentage shown is based on 2,262,849,130 shares of common Stock issued and outstanding as of April 12, 2021.

Name of beneficial owner	Amount and nature of beneficial ownership, including common stock		Percentage of common stock beneficially owned(1)

Directors and Officers
Shawn E. Leon	171,864,342	(2)	7.6%
Gerald T. Miller	500,000	(3)	*
John O’Bireck	500,000	(4)	*

All officers and directors as a group (3 persons)	172,864,342		7.6%

* Less than 1%

(1)	Based on 2,262,849,130 shares of common stock outstanding as of April 12, 2021.

(2)	Includes 500,000 shares held by Mr. Leon, a further 2,687,300 shares held by Greenestone Clinic, a company controlled by Mr. Leon, a further 60,000,000 shares owned by Leon Developments, a company controlled by Mr. Leon , 8,677,042 shares owned by Eileen Greene, Mr. Leon's spouse and 100,000,000 shares owned by Mr. Leon’s’ son.

(3)	Includes 500,000 shares of common stock.
(4)	Includes 500,000 shares of common stock.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Related Party Transactions

As of December 31, 2020, amounts payable to executive officers or their affiliates for related party payables, as detailed in the below table:

Name	Amount
Owing by the Company
Shawn E. Leon	$(322,744)
Leon Developments, LTD(2)	(930,307)
Eileen Greene(3)	(1,558,798)
Total	$(2,811,849)

(1)	Shawn Leon is the Chief Executive Officer of the company

(2)	Leon Developments is wholly owned by Shawn Leon, the Company’s Chief Executive Officer

(3)	Eileen Greene is the spouse of Shawn Leon.

Shawn E. Leon

As of December 31, 2020 and 2019 the Company had a payable to Shawn Leon of $322,744 and $293,072. Mr. Leon is a director and CEO of the Company. The balances payable are non-interest bearing and has no fixed repayment terms.

Due to the current financial position of the Group, Mr. Leon forfeited the management fees due to him for the years ended December 31, 2020 and 2019.

Leon Developments, Ltd.

As of December 31, 2020 and 2019, the Company owed Leon Developments, Ltd. $930,307 and $904,121, respectively, for funds advanced to the Company.

Eileen Greene

As of December 31, 2020 and 2019, the Company owed Eileen Greene, the spouse of our CEO, Shawn Leon, $1,558,798 and $1,595,887, respectively. During the year ended December 31, 2020, Ms. Greene converted $40,000 of funds advanced to the Company to 4,000,000 Series A Preferred shares at a par value of $0.01 per share. During the year ended December 31, 2019, Ms. Greene advanced the company a net $560,824 to fund working capital requirements. The amount owing to Ms. Greene is non-interest bearing and has no fixed repayment terms.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

Directors Independence

The common stock of the Company is currently quoted on the OTC Pink, a quotation system which currently does not have director independence requirements. On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation SK. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy the criteria for the NASDAQ Stock Market, Inc.

As of December 31, 2020, the Board determined that John O’Bireck and Gerald T Miller are independent and that Mr. Leon is not independent under these standards.

Item 14. Principal Accountant Fees and Services.

Daskal Bolton LLP serves as our independent registered public accounting firm.

 The following is a summary of the fees paid by us to Daszkal Bolton LLP for the year ended December 31, 2020 and 2019 for professional services rendered:

	Year ended December 31, 2020	Year ended December 31, 2019

Audit fees and expenses	$77,000	$72,000
Taxation preparation fees	4,500	4,500
Audit related fees	—	—
Other fees	—	—
	$81,500	$76,500

Audit Fees

Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by Daszkal Bolton LLP in connection with statutory and regulatory filings or engagements in fiscal year ended December 31, 2020 and 2019, respectively.

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

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services listed above for the fiscal years ended December 31, 2020 and 2019, respectively.

PART IV

Item 15. Exhibits, Financial Statement Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)	(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of December 31, 2020 and 2019

3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020 and 2019

4.	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2020 and 2019

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

6.	Notes to Consolidated Financial Statements

(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(b)	Exhibits

Exhibit No.	Description	Form	SEC File No.	Date	Filed Herewith	Filed by Reference

3.1	Articles of Incorporation of NNRC, Inc. (as filed with the Secretary of State of Colorado on April 1, 1993)	10-K	000-15078	March 28, 2013		X

3.2	Articles of Amendment to the Articles of Incorporation of Nova Natural Resources, Inc. (as filed with the Secretary of State of Colorado on May 8, 2012)	10-K	000-15078	March 28, 2013		X

3.3	Articles of Amendment to the Articles of Incorporation of Greenestone Healthcare Corporation (as filed with the Secretary of State of Colorado on March 26, 2013)	8-K	000-15078	March 29, 2013		X

3.4	Amended and Restated Bylaws of Greenestone Healthcare Corporation	8-K	000-15078	March 29, 2013		X

3.5	Articles of Amendment to the Articles of Incorporation re: Name Change	8-K	000-15078	April 10, 2017		X

3.6	First amendment to Amended and Restated Bylaws	8-K	000-15078	April 10, 2017		X

4.1	Form of Series L Convertible Note and Warrant Agreement	8-K	000-15078	42740		X

4.2	Form of LABRYS LP Convertible Note Agreement	8-K	000-15078	February 2, 2017		X

10.1	Stock Purchase Agreement I	8-K	000-15078	March 29, 2013		X

10.2	Form of Warrant I	8-K	000-15078	December 30, 2013		X

10.3	Form of Warrant II	8-K	000-15078	December 30, 2013		X

10.4	Stock Purchase Agreement II	8-K	000-15078	December 30, 2013		X

10.5	Share Purchase Agreement, dated as of December 16, 2014 by and between the Registrant and Jainheel Patekh Medical Professional Corporation	8-K	000-15078	December 23, 2014		X

10.6	Collateral Note, Dated December 16, 2014	8-K	000-15078	December 23, 2014		X

10.7	Seastone of Delray Asset Purchase Agreement, Management Services Agreement and Commercial Real Estate Contract	8-K	000-15078	May 23, 2016		X

10.8	Stock Purchase Agreement re: Cranberry Cove Holdings Ltd.	8-K	000-15078	February 17, 2017		X

Exhibit No.	Description	Form	SEC File No.	Date	Filed Herewith	Filed by Reference
10.9	Asset Purchase Agreement re: Sale of Muskoka Clinic	8-K	000-15078	February 17, 2017		X

10.10	Lease of Muskoka Clinic	8-K	000-15078	February 17 2017		X

16.1	Letter from Jarvis Ryan Associates, LLP	8-K	000-15078	July 19, 2014		X

31.1	Certification of the Principal Executive Officer of the registrant pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Rule 13(a) -14(a) or Rule 15(d( - 14 (a)	X

31.2	Certification of the Principal Financial Officer of the registrant pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Rule 13(a) -14(a) or Rule 15(d( - 14 (a)	X

32.1	Certification of the Principal Executive Officer pursuant to Rule 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

32.2	Certification of the Principal Financial Officer pursuant to Rule 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

101.INS	INS XBRL Instance Document		X
101.SCH	SCH XBRL Schema Document		X
101.CAL	CAL XBRL Calculation Linkbase Document		X
101.DEF	DEF XBRL Definition Linkbase Document		X
101.LAB	LAB XBRL Label Linkbase Document		X
101.PRE	PRE XBRL Presentation Linkbase Document		X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHEMA HEALTH CORPORATION.

Date: April 15, 2021

By: /s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	April 15, 2021
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	April 15, 2021
John O’Bireck

/s/ Gerald T. Miller	Director	April 15, 2021
Gerald T. Miller