Form 10-Q
period 2021-03-31
ETHEMA HEALTH Corp
filed 2021-05-24
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of common stock outstanding as of May 24, 2021 was ****.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 15, 2021. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Health Corporation.

ETHEMA HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current assets
Cash	$35,230	$90,500
Accounts receivable, net	3,113	3,075
Prepaid expenses	1,040	19,190
Other current assets	135,467	131,938
Other investments	1,026,669	690,449
Total current assets	1,201,519	935,152
Non-current assets
Due on sale of subsidiary	5,157	5,094
Property and equipment	2,885,861	2,882,220
Total non-current assets	2,891,018	2,887,314
Total assets	$4,092,537	$3,822,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$798,948	$833,615
Taxes payable	870,843	850,277
Convertible loans, net of discounts	4,579,133	4,200,217
Short term loans	118,382	115,375
Mortgage loans	118,538	115,704
Government assistance loans	156,782	156,782
Derivative liability	4,379,372	4,765,387
Accrued dividends	36,377	15,594
Related party payables	2,815,450	2,811,849
Total current liabilities	13,873,825	13,864,800
Non-current liabilities
Government assistance loans	47,714	31,417
Third party loans	731,629	704,271
Mortgage loans, net of current portion	3,865,866	3,848,077
Total non-current liabilities	4,645,209	4,583,765
Total liabilities	18,519,034	18,448,565

Preferred stock - Series B; $0.0001 par value, 10,000,000 authorized, 400,000 outstanding as of March 31, 2021 and December 31, 2020, respectively.	400,000	400,000

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 10,000,000 authorized, 4,000,000 outstanding at March 31, 2021 and December 31, 2020, respectively	40,000	40,000
Common stock - $0.01 par value, 10,000,000,000 shares authorized; 2,262,849,130 and 2,207,085,665 shares issued and outstanding as of March 31, 2021 and December 31, 2020.	22,628,492	20,270,857
Additional paid-in capital	24,649,099	23,344,885
Discount for shares issued below par value	(18,821,629)	(17,728,779)
Accumulated other comprehensive income	836,325	806,719
Accumulated deficit	(44,858,784)	(42,459,781)
Total stockholders’ deficit	(15,526,497)	(15,726,099)
Minority shareholders interest	700,000	700,000
Total stockholders’ deficit	(14,826,497)	(15,026,099)
Total liabilities and stockholders’ deficit	$4,092,537	$3,822,466

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Three months ended March 31, 2021	Three months ended March 31, 2020

Revenues	$90,793	$83,542

Operating expenses
General and administrative	5,503	22,536
Rental expense	1,500	1,000
Professional fees	36	108,021
Salaries and wages	12,852	12,351
Depreciation	32,125	30,241
Total operating expenses	52,016	174,149

Operating income (loss)	38,777	(90,607)

Other Income (expense)
Loss on conversion of convertible debentures	(1,106,648)	(286,343)
Penalty on convertible notes	(9,240)	—
Fair value of warrants granted to convertible debt holders	(976,788)	—
Exercise of warrants	(90,000)	(92,952)
Interest income	—	60
Interest expense	(137,677)	(193,922)
Debt discount	(502,677)	(403,677)
Derivative liability movement	495,589	(9,754,896)
Foreign exchange movements	(79,492)	484,051
Net loss before taxation	(2,368,156)	(10,338,286)
Taxation	—	—
Net loss	(2,368,156)	(10,338,286)
Preferred stock dividend	(30,847)	—
Net loss available to ordinary shareholders	(2,399,003)	(10,338,286)
Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	29,606	(185,813)
Total comprehensive loss	$(2,369,397)	$(14,865,276)

Basic and diluted loss per common share	$(0.00)	$(0.01)
Weighted average common shares outstanding – Basic and diluted	2,143,692,378	956,540,071

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred		Common
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Discount to par value	Comprehensive Income	Accumulated Deficit	Minority shareholders interest	Total
Balance as of December 31, 2020	4,000,000	$40,000	2,027,085,665	$20,270,857	$23,344,885	$(17,728,779)	$806,719	$(42,459,781)	$700,000	$(15,026,099)
Fair value of warrants issued to convertible debt holders	—	—	—	—	1,207,214	—	—	—	—	1,207,214
Warrants exercised	—	—	59,999,999	600,000	—	(510,000)	—	—	—	90,000
Conversion of convertible notes	—	—	175,763,466	1,757,635	97,000	(582,850)	—	—	—	1,271,785
Foreign currency translation	—	—	—	—	—	—	29,606	—	—	29,606
Net loss	—	—	—	—	—		—	(2,368,156)	—	(2,368,156)
Dividends accrued	—	—	—	—	—	—	—	(30,847)	—	(30,847)
Balance as of March 31, 2021	4,000,000	$40,000	2,262,849,130	$22,628,492	$24,649,099	$(18,821,629)	$836,325	$(44,858,784)	700,000	$(14,826,497)

	Series A Preferred		Common
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Discount to par value	Comprehensive Income	Accumulated Deficit	Minority shareholders interest	Total
Balance as of December 31, 2019	—	$—	155,483,897	$1,554,838	$23,188,527	$—	$727,976	$(45,491,885)	—	$(20,020,544)
Warrants exercised	—	—	103,000,000	1,030,000	—	(937,048)	—	—	—	92,952
Shares issued for commitment fees	—	—	2,700,000	27,000	138,780	—	—	—	—	165,780
Conversion of convertible notes	—	—	1,316,679,078	13,166,792	—	(12,635,787)	—	—	—	531,005
Foreign currency translation	—	—	—	—	—	—	(185,813)	—	—	(185,813)
Net loss	—	—	—	—	—	—	—	(10,338,286)	—	(10,338,286)
Balance as of March 31, 2020	—	$—	1,577,862,975	$15,778,630	$23,327,307	$13,572,835	$542,163	$55,830,171	—	$(29,754,906)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statement

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31, 2021	Three months ended March 31, 2020
Operating activities
Net loss	$(2,368,156)	$(10,338,286)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation	32,125	30,241
Exercise of warrants	90,000	92,952
Fair value of warrants granted to convertible debt holders	976,788	—
Loss on conversion of convertible debentures	1,106,648	286,343
Stock based compensation for services	—	165,780
Amortization of debt discount	502,677	403,677
Derivative liability movements	(495,589)	9,754,896
Non-cash interest accrual on escrow deposit	—	(23)
Changes in operating assets and liabilities
Accounts receivable	—	49,007
Prepaid expenses and other current assets	14,638	3,000
Accounts payable and accrued liabilities	50,330	75,296
Taxes payable	12,983	10,861
Net cash (used in) provided by operating activities	(77,556)	533,744
Investing activities
Investment in promissory note	—	(15,537)
Deposits refunded	—	5,995
Other investments	(336,220)	—
Net cash used in investing activities	(336,220)	(9,542)

Financing activities
Decrease in bank overdraft	—	(11,079)
Repayment of mortgage	(28,631)	(25,855)
Proceeds from convertible notes	340,000	—
Repayment of convertible notes	(35,000)	—
Proceeds from government assistance loans	15,797	—
Repayment of related party notes	(12,985)	—
Proceeds from related party notes	—	19,362
Net cash provided by (used in) financing activities	279,181	(17,572)

Effect of exchange rate on cash	79,325	(507,665)

Net change in cash	(55,270)	(1,035)
Beginning cash balance	90,500	2,975
Ending cash balance	$35,230	$1,940

Supplemental cash flow information
Cash paid for interest	$41,344	$41,504
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Conversion of debt to equity	$165,137	$531,005
Fair value of warrants issued	$230,426	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business

Ethema Health Corporation (the “Company”) was incorporated under the laws of the state of Colorado, USA, on April 1, 1993. Effective April 4, 2017, the Company changed its name to Ethema Health Corporation and prior to that, on May 2012, the Company had changed its name to Greenstone Healthcare Corporation from Nova Natural Resources Corporation. As of December 31, 2017, the Company owned 100% of the outstanding shares of Greenstone Clinic Muskoka Inc., incorporated in 2010 under the laws of the Province of Ontario, Canada; Cranberry Cove Holdings Ltd., incorporated on January 9, 2004 under the laws of the Province of Ontario, Canada; Addiction Recovery Institute of America (“ARIA”) (formerly Seastone Delray Healthcare, LLC), incorporated on May 17, 2016 under the laws of Florida, USA; and Delray Andrews RE, LLC, incorporated on May 17, 2016 under the laws of Florida, USA.

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

The Asset Purchase Agreement and Lease

Under the APA, the assets of the Canadian Rehab Clinic were sold by the Company, through its subsidiary, Greenstone Clinic Muskoka Inc. (“Muskoka”), to Canadian Addiction Residential Treatment LP (the “Purchaser”), for a total consideration of CDN$10,000,000. The proceeds of the Muskoka clinic asset sale were used to pay down certain tax debts and operational costs of the Company and to fund the Florida Purchase, mentioned below.

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

Since June 30, 2020, the Company has been actively involved in the operation of the treatment center operated by Evernia Health Center LLC (“Evernia”) at 950 Evernia Street, West Palm Beach Florida. The Company is under contract to purchase a majority interest in this company and has been financing the startup operations of this facility. This operation will be the Company’s only treatment center operating and expects the purchase of the majority interest to close in the second quarter of 2021.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies

Financial Reporting

The (a) unaudited condensed consolidated balance sheets as of March 31, 2021, which have been derived from the unaudited condensed consolidated financial statements, and as of December 31, 2020, which have been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021.

All amounts referred to in the notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

a)	Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

b)	Principals of consolidation and foreign currency translation

The accompanying condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions and balances have been eliminated on consolidation.

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

The relevant translation rates are as follows: For the three months ended March 31, 2021, a closing rate of CDN$1.0000 equals US$0.7952 and an average exchange rate of CDN$1.0000 equals US$0.7899. For the three months ended March 31, 2020, a closing rate of CAD$1.0000 equals US$0.7049 and an average exchange rate of CAD$1.0000 equals US$0.7435.

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

Settlements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s receivables were $3,113 and $3,075 for the three months ended March 31, 2021 and for the year ended December 31, 2020, respectively. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount.

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

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with several financial institutions in the USA and Canada.

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

Stock based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have minimal awards with performance conditions and no awards dependent on market conditions.

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

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, March 31, 2021 and December 31, 2020.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $12,672,306, which includes derivative liabilities of $4,379,372, and an accumulated deficit of $44,858,784. The Company is dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from that of the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its convertible debt, mortgage loans, short term loans, third party loans and government assistance loans as of March 31, 2021. In the opinion of management, interest rate risk is assessed as moderate.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as it has subsidiaries that operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at March 31, 2021, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $4,526 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mitigate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from that of the prior year.

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

The Company’s condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. As at March 31, 2021 the Company has a working capital deficiency of $12,672,306, including derivative liabilities of $4,379,372 and accumulated deficit of $44,858,784. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan and generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

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

These factors create substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities or other adjustments that may be necessary should the Company not be able to continue as a going concern.

4.	Other current assets

Other current assets includes the following:

On February 25, 2019, the Company entered into a Letter of Intent whereby it would purchase a 33.33% interest in Local Link Wellness, LLC (“LLW”) for gross proceeds of $400,000. LLW proposes to provide a comprehensive addiction treatment program to large employee groups. The company has advanced LLW a total of $120,000 at March 31, 2021. These funds were advanced as short-term promissory notes that are immediately due and payable and are classified as other current assets on our consolidated balance sheet.

The Company has no intention to close on the purchase of LLW and is currently negotiating with the vendors to provide advertising services in lieu of the return of the $120,000 invested by the Company.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Other investments

On June 30, 2020, the Company entered into an agreement whereby the Company will acquire 51% of American Treatment Holdings, Inc. (“ATHI”) from The Q Global Trust (“Seller”) and Lawrence B Hawkins (“Hawkins”), which in turn owns 100% of Evernia Health Services LLC. (“Evernia”), which operates drug rehabilitation facilities. The consideration for the acquisition is a loan to be provided by the purchaser to Evernia in the amount of $500,000. As of March 31, 2021, the Company had advanced Evernia approximately $1,026,669 including accrued interest thereon.

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

On July 12, 2020, the Company entered into a five year option agreement with Leonite Capital LLC (“Leonite”) and other investors (collectively the “Transferees”), the Company agreed to sell to Leonite a portion of the total outstanding shares of ATHI from the shares of ATHI held by the company. The Company provided Leonite an option to purchase a 33% of ATHI from the Company for a purchase consideration of $0.0001 per share, based on the advances that Leonite made to the Company totaling $655,000. Leonite shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Leonite to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

On September 14, 2020, the Company entered into a five year option agreement with Ed Blasiak (“Blasiak”) whereby the Company agreed to sell to Blasiak a portion of the total outstanding shares of ATHI. The Company provided Blasiak an option to purchase 2.5% of ATHI from the Company for a purchase consideration of $0.0001 per share, based on the advances that Blasiak made to the Company totaling $50,000. Blasiak shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Blasiak to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

On October 29, 2020, the Company entered into a five year option agreement with First Fire whereby the Company agreed to sell to First Fire a portion of the total outstanding shares of ATHI. The Company provided First Fire an option to purchase 6.25% of ATHI from the Company for a purchase consideration of $0.0001 per share, based on the advances that First Fire made to the Company totaling $125,000. First Fire shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by First Fire to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

On October 29, 2020, the Company entered into a five year option agreement entered into with Bauman, so that the Company agreed to sell to Bauman a portion of the total outstanding shares of ATHI. The Company provided Bauman an option to purchase 6.25% of ATHI from the Company for a purchase consideration of $0.0001 per share, based on the advances that Bauman made to the Company totaling $125,000. Bauman shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Bauman to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

6.	Due on sale of business

On February 14, 2017, the Company sold its Canadian Rehab Clinic for gross proceeds of CDN$10,000,000, of which CDN$1,500,000 had been retained in an escrow account for a period of up to two years in order to guarantee the warranties provided by the Company in terms of the APA. As of March 31, 2021, CDN$1,055,042 of the escrow had been refunded to the Company and CDN$461,318 had been used to affect building improvements to the premises owned by CCH, for a total reduction of CDN$1,516,360. The remaining escrow balance was CDN$6,485 (approximately US$ 5,157).

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Property and equipment

Property and equipment consists of the following:

	March 31, 2021			December 31, 2020
	Cost	Accumulated depreciation	Net book value	Net book value
Land	$170,974	$—	$170,974	$168,866
Property	3,234,310	(519,423)	2,714,887	2,713,354
	$3,405,284	$(519,423)	$2,885,861	$2,882,220

Depreciation expense for the three months ended March 31, 2021 and 2020 was $32,125 and $30,241, respectively.

8.	Taxes Payable

The taxes payable consist of:

●	A payroll tax liability of $145,200 (CDN$182,589) in Greenstone Muskoka which has not been settled as yet.
●	A GST/HST tax payable of $87,492 (CDN$110,022).
●	The Company has assets and operates businesses in Canada and is required to disclose these operations to the US taxation authorities, the requisite disclosure has not been made. Management has reserved the maximum penalty due to the IRS in terms of non-disclosure. This noncompliance with US disclosure requirements is currently being addressed. An amount of $250,000 has been accrued for any potential exposure the Company may have.

	March 31, 2021	December 31, 2020

Payroll taxes	$145,200	$143,410
HST/GST payable	87,493	73,503
US penalties due	250,000	250,000
Income tax payable	388,150	383,364
	$870,843	$850,277

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity Date	Principal	Interest	Debt Discount	March 31, 2021	December 31, 2020
Leonite Capital, LLC	8.5%	—	$—	$—	$—	$—	$70,583
	6.5%	June 12, 2021	677,874	6,763	(340,016)	344,621	147,058

First Fire Global Opportunities Fund	6.5%	October 29,2021	138,889	3,821	(80,841)	61,869	25,297

Auctus Fund, LLC	10.0%	May 7, 2020	115,000	—	—	115,000	150,000
	10.0%	August 13, 2021	95,000	6,139	(35,137)	66,002	40,202

Labrys Fund, LP	12.0%	November 30, 2021	275,000	11,053	(183,836)	102,217	26,159

Ed Blasiak	6.5%	September 14, 2021	55,000	1,966	(25,164)	31,802	17,347

Joshua Bauman	6.5%	September 14, 2021	138,889	4,819	(63,817)	79,891	43,247

Geneva Roth Remark Holdings, Inc.	9.0%	August 29, 2021	88,000	2,431	(43,711)	46,720	19,238
	9.0%	October 15, 2021	53,000	1,670	(31,033)	23,637	6,753
	9.0%	January 3, 2022	53,500	374	(48,605)	5,269	—

Series N convertible notes	6.0%	On Demand	3,229,000	473,105	—	3,702,105	3,654,333

						$4,579,133	$4,200,217

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Short-term Convertible Notes (continued)

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Short-term Convertible Notes (continued)

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

On July 12, 2020, the company entered into a debt extinguishment agreement with Leonite whereby the following occurred:

1.	The total amount outstanding under the note, including principal and interest was reduced to $150,000
2.	$700,000 of the note was converted into Series A Redeemable Preferred shares in the Company’s subsidiary, Cranberry Cove Holdings, accruing dividends at 10% per annum.
3.	$400,000 of the note was converted into series B Preferred stock in the Company for a 12 month period, mandatorily redeemable by the Company accruing dividends at 6% per annum payable in cash or stock, subject to certain conditions.
4.	The remaining balance of $150,000 will accrue interest at 8.5% per annum and is convertible into common stock and repayable in 6 monthly installments of $25,000 commencing after December 12, 2020.
5.	The existing warrants were cancelled and a new five year warrant, with a cashless exercise options, exercisable for a minimum of 326,286,847 shares of common stock and a maximum of 20% of the outstanding equity of the Company at an initial exercise price of $0.10 per share subject to adjustment based on new stock issuances or the lowest volume weighted exercise price of the stock for 30 days immediately preceding the exercise was issued to Leonite.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Short-term Convertible Notes (continued)

Leonite Capital, LLC (continued)

On December 28, 2020, Leonite converted $80,000 plus accrued interest of $5,949 of the Leonite loan amended on July 12, 2020, into 96,331,811 shares of common stock at a conversion price of $0.0009, thereby realizing a loss on conversion of $240,616. On January 8, 2021, Leonite converted the remaining principal amount of $70,000, plus accrued interest thereon of $137, into 78,763,466 shares of common stock at a conversion price of $0.0009 per share.

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

On July 12, 2020, the Company entered into a five year option agreement with Leonite Capital LLC (“Leonite”) and other investors (collectively the “Transferees”), the Company agreed to sell to Leonite a portion of the total outstanding shares of ATHI from the shares of ATHI held by the company. The Company has provided Leonite an option to purchase 33% of ATHI from the Company for a purchase consideration of $0.0001 per share, based on the advances that Leonite made to the Company totaling $655,000. Leonite shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Leonite to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

On January 8, 2021, in terms of a conversion notice, Leonite converted the principal sum of $70,000 and interest thereon of $137 of the Leonite loan into 78,763,466 shares of common stock at a conversion price of $0.009 per share.

In terms of clause 3.12 of the Senior secured convertible Promissory Note Agreement (“Leonite Note”) entered into with Leonite and the amendments thereto, the terms of the convertible promissory note issued to Labrys Fund LP on November 30, 2020, as described below, contained terms more favorable than those contained in the Leonite Note, resulting in an adjustment made to the Original issue discount of $4,000 and the issuance of five year warrants exercisable for 145,454,547 shares of common at an exercise price of $0.00205 per share, for all advances made to the Company by Leonite in terms of the Leonite Note, up to and including December 31, 2020.

On January 8, January 22, February 4, and February 19, 2021, Leonite advanced the company an aggregate cash amount of $290,000, including a revised original issue discount of $74,556 for an aggregate principal sum added to the Leonite Note of $364,556.

On March 3, 2021, in terms of a conversion notice, Leonite converted the principal sum of $82,681 and interest thereon of $12,319 of the Leonite Note into 97,000,000 shares of common stock at a conversion price of $0.009 per share.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Short-term Convertible Notes (continued)

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

On June 1, 2020, The Company repaid the Power Up Lending Group $41,600 in full settlement of the convertible note entered into on July 15, 2019.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Short-term Convertible Notes (continued)

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

On October 29, 2020, the Company entered into a five year option agreement with First Fire whereby the Company agreed to sell to First Fire a portion of the total outstanding shares of ATHI. The Company provided First Fire an option to purchase 6.25% of ATHI from the Company for a purchase consideration of $0.0001 per share, based on the advances that First Fire made to the Company totaling $125,000. First Fire shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by First Fire to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

In terms of clause 3.12 of the Senior secured convertible Promissory Note Agreement (“First Fire Note”) entered into with First Fire, the terms of the convertible promissory note issued to Labrys Fund LP on November 30, 2020, as described below, contained terms more favorable than those contained in the First Fire Note, resulting in an adjustment made to the Original issue discount of $1,389 and the issuance of five year warrants exercisable for 50,505,051shares of common at an exercise price of $0.00205 per share, for the advance made to the Company by First Fire in terms of the First Fire Note.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Short-term Convertible Notes (continued)

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

On June 15, 2020, The Company entered into an amended agreement with Auctus whereby Auctus agreed to discharge the principal amount of the note by nine equal monthly installments of $25,000 commencing in October 2020. During the three months ended March 31, 2021, the Company repaid Auctus the principal sum of $35,000.

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

On March 9, 2021, Auctus exercised its warrant for 66,666,666 shares of common stock on a cashless exercise basis, resulting in the issue of 59,999,999 shares of common stock.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Short-term Convertible Notes (continued)

Labrys Fund, LP (continued)

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

On September 14, 2020, the Company entered into a five year option agreement with Ed Blasiak (“Blasiak”) whereby the Company agreed to sell to Blasiak a portion of the total outstanding shares of ATHI. The Company provided Blasiak an option to purchase 2.5% of ATHI from the Company for a purchase consideration of $0.0001 per share, based on the advances that Blasiak made to the Company totaling $50,000. Blasiak shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Blasiak to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Short-term Convertible Notes (continued)

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

On October 29, 2020, the Company entered into a five year option agreement entered into with Bauman, so that the Company agreed to sell to Bauman a portion of the total outstanding shares of ATHI. The Company provided Bauman an option to purchase 6.25% of ATHI from the Company for a purchase consideration of $0.0001 per share, based on the advances that Bauman made to the Company totaling $125,000. Bauman shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Bauman to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

In terms of clause 3.12 of the Senior secured convertible Promissory Note Agreement (“Bauman Note”) entered into with Joshua Bauman, the terms of the convertible promissory note issued to Labrys Fund LP on November 30, 2020, as described above, contained terms more favorable than those contained in the Bauman Note, resulting in an adjustment made to the Original issue discount of $1,389 and the issuance of five year warrants exercisable for 50,505,051 shares of common at an exercise price of $0.00205 per share, for the advance made to the Company by Bauman in terms of the Bauman Note.

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

On March 3, 2021, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $53,500, for net proceeds of $50,000 after the payment of legal fees and origination fees amounting to $3,500. The note has a maturity date of January 3, 2022 and bears interest at the rate of 9.0% per annum. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser. 180 days after the issued date into shares of the Company’s common stock at 61% of the lowest trade price during the ten consecutive trading days immediately prior to conversion. The principal plus the accrued interest of the Note may be prepaid by the Company prior to the expiry of 180 days from issuance date at a prepayment penalty ranging from 112% to 130%.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Short-term Convertible Notes (continued)

Series N convertible notes

Between January 28, 2019 and June 11, 2020, the Company closed several tranches of Series N Convertible notes in which it raised $3,229,000 in principal from accredited investors through the issuance to the investors of the Company’s Series N convertible notes, in the total original principal amount of $3,229,000, which Notes are convertible into the Company’s common stock at a conversion price of $0.08 per share together with three year warrants to purchase up to a total of 52,237,500 shares of the Company’s common stock at an exercise price of $0.12 per share. Both the conversion price under the Notes and the exercise price under the warrants are subject to standard adjustment mechanisms. The notes mature one year from the date of issuance.

10.	Mortgage loans

Mortgage loans is disclosed as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	March 31, 2021	December 31, 2020

Cranberry Cove Holdings, Ltd.
Pace Mortgage	4.2%	July 19, 2022	$3,978,909	$5,495	$3,984,404	$3,963,781
Disclosed as follows:
Short-term portion					$118,538	$115,704
Long-term portion					3,865,866	3,848,077
					$3,984,404	$3,963,781

The aggregate amount outstanding is payable as follows:

Amount
Within the next twelve months	118,538
Thereafter	3,865,866
Total	$3,984,404

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

11.	Short term loans

On April 12, 2019, Eileen Greene, a related party assigned CDN1,000,000 of the amount owed by the Company to her, to a third party. The loan bears interest at 12% per annum which the Company agreed to pay.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Government assistance loans

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

13.	Derivative liability

The short-term convertible notes issued to convertible note holders disclosed in note 9 above, have variable priced conversion rights with no fixed floor price and will reprice dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $109,574 using a Black-Scholes valuation model, after taking into account the value of warrants issued to the convertible note holders.

The derivative liability is marked-to-market on a quarterly basis. As of March 31, 2021, the derivative liability was valued at $4,379,372.

The following assumptions were used in the Black-Scholes valuation model:

Three months ended March 31, 2021

Calculated stock price	$0.001 to $0.0055
Risk free interest rate	0.03% to 0.64%
Expected life of convertible notes and warrants	3 to 60 months
expected volatility of underlying stock	157.4% to 299.1%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	March 31, 2021	December 31, 2020

Opening balance	$4,765,387	$8,694,272
Derivative liability mark-to-market on convertible debt extinguishment	—	126,444,276
Derivative liability on revised convertible notes and warrants arising from convertible debt extinguishment	—	6,349,265
Derivative liability cancelled on debt extinguishment	—	(144,893,444
Derivative liability on issued convertible notes	109,574	1,129,050
Fair value adjustments to derivative liability	(495,589)	7,041,968

Closing balance	$4,379,372	$4,765,387

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Related party transactions

Shawn E. Leon

As of March 31, 2021 and December 31, 2020 the Company had a payable to Shawn Leon of $322,744. Mr. Leon is a director and CEO of the Company. The balances payable are non-interest bearing and has no fixed repayment terms.

Due to the current financial position of the Group, Mr. Leon forfeited the management fees due to him for the three months ended March 31, 2021 and for the year ended December 31, 2020.

Leon Developments, Ltd.

As of March 31, 2021 and December 31, 2020, the Company owed Leon Developments, Ltd. $946,894 and $930,307, respectively, for funds advanced to the Company.

Eileen Greene

As of March 31, 2021 and December 31, 2020, the Company owed Eileen Greene, the spouse of our CEO, Shawn Leon, $1,545,812 and $1,558,798, respectively. The amount owing to Ms. Greene is non-interest bearing and has no fixed repayment terms.

 All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

15.	Stockholder’s deficit

a)	Common shares

Authorized and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The company has issued and outstanding 2,262,849,130 and 2,027,085,665 shares of common stock at March 31, 2021 and December 31, 2020, respectively.

On January 8, 2021, the Company issued 78,763,466 shares of common stock to Leonite in connection with a conversion notice received, converting principal and interest of $70,137.

On March 3, 2021, the Company issued 97,000,000 shares of common stock to Leonite in connection with a conversion notice received, converting principal and interest of $95,000.

On March 9, 2021, the Company received notification of exercise of warrants for 66,666,666 shares on a cashless basis, resulting in the issuance of 59,999,999 shares of common stock valued on the date of issuance at $90,000.

b)	Series A Preferred shares

Authorized, issued and outstanding

The Company has authorized 10,000,000 Series A preferred shares with a par value of $0.01 per share. The company has issued and outstanding 4,000,000 Series A Preferred shares at March 31, 2021 and December 31, 2020, respectively.

c)	Series B Preferred shares

Authorized and outstanding

The Company has authorized 400,000 Series B preferred shares with a par value of $1.00 per share. The company has issued and outstanding 400,000 Series B Preferred shares at March 31, 2021 and December 31, 2020, respectively.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Stockholder’s deficit (continued)

d)	Warrants

The Secured Promissory Note Agreements entered into with Leonite, First Fire and Bauman contain certain conversion price protection and anti-dilution protection provisions, which were triggered as a result of the terms contained in the promissory note issued to Labrys Fund LP on November 30, 2020. As a result, the Company issued five year warrants exercisable for 246,464,649 shares of common at an exercise price of $0.00205 per share, for all advances made to the Company by the lenders in terms of the secured Promissory Note Agreements.

Between January 8, 2021 and February 19, 2021, Leonite advanced the Company an additional $290,000 and in terms of clause 3.12 of the Secured Promissory Note Agreement entered into with Leonite, the Company granted Leonite five year warrants exercisable for 131,111,112 shares of common stock at an exercise price of $0.00205 per share.

On March 9, 2021, the Company received a cashless warrant exercise, exercising warrants for 66,666,666 shares for net shares of 59,999,999 shares of common stock.

A summary of all of the Company’s warrant activity during the period January 1, 2020 to March 31, 2021 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding as of January 1, 2020	2,566,101,248	$0.00204 to $0.12	$0.0044700
Granted	233,333,332	0.0017357	0.0017357
Adjustment due to price protection	152,017,272,726	0.0000324	0.0000324
Forfeited/cancelled	(2,366,666)	0.0300000	0.0300000
Granted in terms of debt extinguishment	326,286,847	0.000675	0.0006750
Cancelled as part of debt extinguishment	(154,300,675,861)	0.0000324	0.0000324
Exercised	(224,390,247)	0.0004	0.0004000
Outstanding as of December 31, 2020	615,561,379	$0.000675 to $0.12	0.0113796
Granted	377,575,761	$0.0020500	0.0020500
Forfeited/cancelled	—	—	—
Exercised	(66,666,666)	$0.0015000	$0.001500
Outstanding as of March 31, 2021	926,470,474	$0.000675 to $0.12	$$0.0082883

The warrants were valued using a Black Scholes pricing model on the date of grant at $1,565,487 using the following weighted average assumptions:

Three months ended March 31, 2021
Calculated stock price	$0.00205
Risk free interest rate	0.36 to 0.59%
Expected life of warrants	60 months
expected volatility of underlying stock	226.2 to 231.3%
Expected dividend rate	0%

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Stockholder’s deficit (continued)

d)	Warrants (continued)

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

The following table summarizes information about warrants outstanding at March 31, 2021:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.000675	326,286,847	4.28		326,286,847
$0.03000	3,703,700	0.04		3,703,700
$0.00150	66,666,666	437		66,666,666
$0.00205	477,575,761	4.73		477,575,761
$0.12	52,237,500	0.64		52,237,500

	926,470,474	4.30	$0.0082883	926,470,474	$0.0082883

All of the warrants outstanding as of March 31, 2021 are vested. The warrants outstanding as of March 31, 2021 have an intrinsic value of $3,227,478.

e)	Stock options

Our board of directors adopted the Greenstone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have no issued options at March 31, 2021 under the Plan.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Segment information

The Company has two reportable operating segments:

a.	Rental income from the property owned by CCH subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, these services were provided to customers at our Addiction Recovery Institute of America and Seastone of Delray operations.

The segment operating results of the reportable segments for the three months ended March 31, 2021 is disclosed as follows:

	Three months ended March 31, 2021
	Rental Operations	In-Patient services	Total

Revenue	$90,793	$—	$90,793
Operating expenditure	(32,849)	(19,167)	(52,016)

Operating income (loss)	57,944	(19,167)	38,777

Other (expense) income
Loss on debt conversion	—	(1,106,648)	(1,106,648)
Penalty on convertible notes	—	(9,240)	(9,240)
Fair value of warrants granted		(976,788)	(976,788)
Fair value of warrants exercised		(90,000)	(90,000)
Interest expense	(59,745)	(77,932)	(137,677)
Amortization of debt discount	—	(502,677)	(502,677)
Change in fair value of derivative liability	—	495,589	495,589
Foreign exchange movements	(18,695)	(60,797)	(79,492)
Net loss before taxation	(20,496)	(2,347,660)	(2,368,156)
Taxation	—	—	—
Net loss	$(20,496)	$(2,347,660)	$(2,368,156)

The operating assets and liabilities of the reportable segments as of March 31, 2021 is as follows:

	March 31, 2021
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$—	$—	$—
Assets
Current assets	4,580	1,196,939	1,201,519
Non-current assets	2,885,861	5,157	2,891,018
Liabilities
Current liabilities	(1,484,968)	(12,388,857)	(13,873,825)
Non-current liabilities	(4,645,209)	—	(4,645,209)
Mandatory redeemable preferred shares	—	(400,000)	(400,000)
Intercompany balances	1,330,423	(1,330,423)	—
Net liability position	$(1,909,313)	$(12,917,184)	$(14,826,497)

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Segment information (continued)

The segment operating results of the reportable segments for the three months ended March 31, 2020 is disclosed as follows:

	Three months ended March 31, 2020
	Rental Operations	In-Patient services	Total
Revenue	$83,542	$-	$83,542
Operating expenditure	30,300	143,849	174,149

Operating income (loss)	53,242	(143,849)	(90,607)

Other (expense) income
Other income
Loss on conversion of convertible notes	-	(286,343)	(286,343)
Exercise of warrants	-	(92,952)	(92,952)
Interest income	-	60	60
Interest expense	(61,398)	(132,524)	(193,922)
Amortization of debt discount	-	(403,677)	(403,677)
Change in fair value of derivative liability	-	(9,754,896)	(9,754,896)
Foreign exchange movements	71,619	412,432	484,051
Net income (loss) before taxation	63,463	(10,401,749)	(10,338,286)
Taxation	-	-	-
Net income (loss)	$63,463	$(10,401,749)	$(10,338,286)

The operating assets and liabilities of the reportable segments as of March 31, 2020 is as follows:

	March 31, 2020
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	—	—	—
Assets
Current assets	2,883	208,793	211,676
Non-current assets	2,677,198	—	2,677,198
Liabilities
Current liabilities	(1,149,279)	(27,237,487)	(28,386,766)
Non-current liabilities	(3,526,779)	(730,235)	(4,257,014)
Intercompany balances	(704,122)	704,122	—
Net liability position	(2,700,099)	(27,054,807)	(29,754,906)

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	Net (loss) income per common share

For the three months ended March 31, 2021 and 2020, the following options, warrants and convertible securities were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

	Three months ended March 31, 2021	Three months ended March 31, 2020

Warrants to purchase shares of common stock	926,470,474	154,455,397,549
Convertible notes	662,500,729	48,756,889,839
	1,588,971,203	203,212,287,388

18.	Commitments and contingencies

a.	Contingency related to outstanding penalties

The Company has provided for potential US penalties of $250,000 due to non-compliance with the filing of certain required returns. The actual liability may be higher due to interest and penalties assessed by these taxing authorities.

b.	Mortgage loans

The company has a mortgage loans as disclosed in note 10 above. The future commitment under this loan is as follows:

Amount
Within the next twelve months	118,538
Thereafter	3,865,866
Total	$3,984,404

The Company has principal and interest payment commitments under the Convertible notes disclosed under Note 9 above. Conversion of these notes are at the option of the investor, if not converted these notes may need to be repaid.

From time to time, the Company and its subsidiaries enter into legal disputes in the ordinary course of business. The Company believes there are no material legal or administrative matters pending that are likely to have, individually or in the aggregate, a material adverse effect on its business or results of operations.

19.	Subsequent events

On April 30, 2021 the Company was given a conversion notice of three payments of $30,800 due on April 30, 2021 under the Labrys note entered into on November 30, 2020 in the aggregate principal amount of $275,000 and 100,000,000 restricted shares were issued. The Company still has seven more payments of 30,800 due under the note.

On May 10, 2021, the Company closed on a new financing with Labrys for a $550,000 convertible note including a 10% OID for net proceeds of $500,000. The note bears interest at 10% per annum and has a fixed conversion price of $0.005 per share subject to adjustments should other new financings be done at more favorable terms. The note is due 12 months from the issuance date. The funding included a five year warrant for 91,666,666 shares at a conversion price of $0.006 per share.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	Subsequent events (continued)

On May 10, 2021, the Company prepaid the note entered into on October 29, 2020 with First Fire Global Opportunities Fund, LLC in the aggregate principal amount of $137,500. The note was repaid in its entirety.

On May 12, warrants issued under the note in the amount 50,505,051 shares were exercised on a cashless basis, resulting in the issuance of 42,353,038 common shares.

On April 30, 2021 the Company prepaid the note issued on October 29, 2020, to Geneva Roth Remark Holdings, Inc., in the aggregate principal amount of $88,000. The note has been repaid in its entirety.

On May 10, 2021 the Company prepaid the note issued August 13, 2020, to Auctus Fund LLC, in the aggregate principal amount of $100,000. The note has been repaid and retired.

On May 3, 2021, a Company subsidiary Addiction Recovery Institute of America LLC closed on a second PPP loan through Lendistry for net proceeds of $157,367.

The Company intends to continue its operations at a new location in west Palm Beach. A Letter of Intent ("LOI") was signed on February 7, 2020, with a third party that has a property lease and a pending license at its new location. The Company originally anticipated recommencing operations in February 2020, however it has been adversely affected by the COVID-19 pandemic. The LOI requires the Company to provide a working capital loan of up to $500,000, the Company has loaned $1,026,669 as of March 31, 2021. The Company is expected to close on the acquisition during the second quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the consolidated financial statements and the other information set forth in our Annual Report on Form 10- K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on April 15, 2021. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Plan of Operation

During the next twelve months, the Company plans to conclude the purchase of Evernia and continue to grow the Evernia business.

Results of Operations

For the three months ended March 31, 2021 and March 31, 2020.

Revenues

Revenues were $90,793 and $83,542 for the three months ended March 31, 2021 and 2020, respectively, an increase of $7,251 or 8.7%, this included the rental escalation as per the agreement and a deterioration in the currency exchange rate against the Canadian Dollar over the prior period.

Operating Expenses

Operating expenses were $52,016 and $174,149 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $122,133 or 70.1%. The decrease is primarily due to the following:

·	General and administrative expenses was $5,503 and $22,536 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $17,033 or 75.6%. The decrease is due to the continued winding down of operations as the business focuses on the Evernia operation mentioned above.

·	Professional fees was $36 and $108,021 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $107,985 or 99.9%. The decrease is due to the winding down of all other operations with a focus on building up the Evernia business mentioned above.

·	Salaries and wages was $12,852 and $12,351 for the three months ended March 31, 2021 and 2020, respectively, an increase of $501 or 4.1%. Slight increases in salaries were granted during the current period.

·	Depreciation expense was $32,125 and $30,241 for the three months ended March 31, 2021 and 2020, an increase of $1,884 or 6.2%, the increase is related to the deterioration of the US Dollar exchange rate against the Canadian Dollar over the prior period.

Operating Income (loss)

The operating income was $38,777 and operating loss was $90,607 for the three months ended March 31, 2021 and 2020, respectively, an improvement of $129,384 or 142.8%. The increase is due to the slight improvement in revenues and the decrease in operating expenses as discussed above.

Loss on conversion of convertible debt

The loss on conversion of convertible debt was$1,106,648 and $286,343 for the three months ended March 31, 2021 and 2020, respectively, an increase of $820,305 or 286.5%. The increase in loss is attributable to the fixed conversion price on the notes converted in a market where our share price had increased substantially from the date that the fixed conversion prices were set.

Penalty on convertible notes

Penalty on convertible notes was $9,240 and $0 for the three months ended March 31, 2021 and 2020, an increase of $9,240. The penalty on convertible notes relates to a fee paid for the extension of repayment dates on the Labrys note.

Fair value of warrants granted to convertible debt holders

Fair value of warrants granted to convertible debt holders was $976,788 and $0 for the three months ended March 31, 2021 and 2020, an increase of $976,788 or 100%. The Company granted warrants to certain convertible debt holders in terms of agreements entered into with them, whereby any debt issued subsequent to their debt on more favorable terms would result in the debt holders being entitled to the same terms as issued to the subsequent debt holders. The company issued warrants for a total of 246,464,649 shares of common stock valued using a Black Scholes valuation model.

Exercise of warrants

Exercise of warrants was $90,000 and $92,952 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $2,952 or 3.2%. During the current period a warrant holder exercised warrants for 66,666,666 shares of common stock resulting in the expense of $90,000 for the issue of 59,999,999 shares of common stock, on a cashless basis.

Interest expense

Interest expense was $137,677 and $193,922 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $56,245 or 29.0% was primarily due to the conversion of convertible debt to equity during the current period and lower interest rates in the convertible debt outstanding during the current period.

Debt discount

Debt discount was $502,677 and $403,677 for the three months ended March 31, 2021 and 2020, respectively, an increase of $99,000 or 24.5%. The increase is primarily related to the age of the convertible debt on our balance sheet which has debt discounts being amortized during the current period, in the prior period several notes had debt discount which had been fully amortized.

Derivative liability movement

The derivative liability movement was $495,589 and $(9,754,896) for the three months ended March 31, 2021 and 2020. The derivative liability movement represents the mark to market movements of variably priced convertible notes and warrants issued during the current and prior comparative period. The mark to market movement of $495,589 during the current period is due to the conversion of convertible debt into equity during the period.

Foreign exchange movements

Foreign exchange movements was $(79,492) and $484,051 for the three months ended March 31, 2021 and 2020, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current period as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars. The US Dollar exchange rate deteriorated against the Canadian Dollar compared to the prior period, resulting in the loss on foreign exchange.

Net loss

Net loss of $2,368,156 and $10,338,286 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $8,020,130 or 77.6%, primarily due to the decrease in operating expenses, the decrease in the derivative liability movement, offset by the increase in the loss on convertible debentures and the increase in the fair value of warrants issued to convertible note holders during the current period.

Contingency related to outstanding payroll tax liabilities

The Company also has not filed certain foreign assets forms due to the US Federal Government. A provision of $250,000 was made for any potential penalties due.

Liquidity and Capital Resources

Cash (used in) provided by operating activities was $(77,556) and $533,744 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $611,300. The decrease is primarily due to the following:

·	the decrease in net loss of $7,970,130, discussed under operations above, offset by non-cash movements of $8,521,217, primarily movements on the derivative liability and the fair value of warrants issued on convertible debt;

·	the translation difference on foreign currency balances movement was $586,990 and includes the unrealized movements on intercompany balances which offsets the net cash generated by operating activities.

Cash used in investing activities was $336,220 and $9,542 for the three months ended March 31, 2021 and 2020, respectively, the increase is attributable to the advances made to Evernia, which acquisition we expect to close within the second quarter.

Cash provided by financing was $279,181 and cash used in financing activities was $17,572. In the current period the Company raised convertible debt funding of $340,000 and repaid $35,000 of convertible notes and $28,631 on the mortgage loan.

Over the next twelve months we estimate that the company will require approximately $1.5 million in working capital as it continues to develop the Evernia facility and it is also exploring several other treatment center options and sources of patients throughout the country. The company may have to raise equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as medium.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 24, 2021

By:/s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	May 24, 2021
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	May 24, 2021
John O’Bireck

/s/ Gerald T. Miller	Director	May 24, 2021