Form 10-Q
period 2021-06-30
ETHEMA HEALTH Corp
filed 2021-08-23
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of common stock outstanding as of August 23, 2021 was 2,899,848,789.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Health Corporation.

FORM 10-Q

ETHEMA HEALTH CORPORATION

ETHEMA HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current assets
Cash	$33,654	$90,500
Accounts receivable, net	3,159	3,075
Prepaid expenses	51,634	19,190
Other current assets	15,693	131,938
Other investments	1,188,470	690,449
Total current assets	1,292,610	935,152
Non-current assets
Due on sale of subsidiary	5,233	5,094
Property and equipment	2,895,190	2,882,220
Total non-current assets	2,900,423	2,887,314
Total assets	$4,193,033	$3,822,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$758,135	$833,615
Taxes payable	892,305	850,277
Convertible loans, net of discounts	4,816,179	4,200,217
Short term loans	121,717	115,375
Mortgage loans – current portion	121,511	115,704
Government assistance loans	314,149	156,782
Derivative liability	4,584,251	4,765,387
Accrued dividends	55,732	15,594
Related party payables	2,872,054	2,811,849
Total current liabilities	14,536,033	13,864,800
Non-current liabilities
Government assistance loans	48,411	31,417
Third party loans	630,281	704,271
Mortgage loans, net of current portion	3,891,019	3,848,077
Total non-current liabilities	4,569,711	4,583,765
Total liabilities	19,105,744	18,448,565

Preferred stock - Series B; $0.0001 par value, 10,000,000 authorized, 400,000 outstanding as of June 30, 2021 and December 31, 2020, respectively.	400,000	400,000

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 10,000,000 authorized, 4,000,000 outstanding at June 30, 2021 and December 31, 2020, respectively	40,000	40,000
Common stock - $0.01 par value, 10,000,000,000 shares authorized; 2,027,085,665 and 2,207,085,665 shares issued and outstanding as of June 30, 2021 and December 31, 2020.	26,015,155	20,270,857
Additional paid-in capital	25,326,799	23,344,885
Discount for shares issued below par value	(20,761,847)	(17,728,779)
Accumulated other comprehensive income	871,636	806,719
Accumulated deficit	(47,504,454)	(42,459,781)
Non-controlling interest	700,000	700,000
Total stockholders’ deficit	(15,312,711)	(15,026,099)
Total liabilities, mezzanine debt and stockholders’ deficit	$4,193,033	$3,822,466

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020

Revenues	$96,158	$82,301	$186,951	$165,843

Operating expenses
General and administrative	2,963	9,278	8,466	31,814
Rental expense	1,012	1,500	2,512	2,500
Professional fees	(52,744)	29,029	(52,708)	137,050
Salaries and wages	46,275	29,639	59,127	41,990
Depreciation	33,108	29,347	65,233	59,588
Total operating expenses	30,614	98,793	82,630	272,942

Operating Income (Loss)	65,544	(16,492)	104,321	(107,099)

Other Income (expense)
Interest income	—	568	—	628
Gain on debt extinguishment	—	12,683,678	—	12,683,678
Penalty on convertible debt	—	—	(9,240)	—
Loss on advance	(120,000)	—	(120,000)	—
Warrant exercise	(86,824)	(2,916)	(176,824)	(95,868)
Fair value of warrants granted to convertible debt holders	—	—	(976,788)	—
Interest expense	(474,008)	(200,583)	(737,988)	(464,766)
Amortization of debt discount	(847,865)	(126,013)	(1,350,542)	(529,690)
Derivative liability movement	1,062,040	(3,037,674)	(1,546,795)	(13,008,652)
Foreign exchange movements	(101,247)	(260,689)	(180,738)	223,362
Net (loss) income before taxation	(2,626,438)	9,039,879	(4,994,594)	(1,298,407)
Taxation	—	—	—	—
Net (loss) income	(2,626,438)	9,039,879	(4,994,594)	(1,298,407)
Preferred stock dividend	(19,232)	(4,652)	(50,079)	(4,652)
Net (loss) income available to common stockholders	(2,645,670)	9,035,228	(5,044,673)	(1,303,059)
Accumulated other comprehensive income (loss)				—
Foreign currency translation adjustment	35,311	101,331	64,917	(84,482)

Total comprehensive (loss) income	$(2,610,359)	$9,136,559	$(4,979,756)	$(1,387,541)
(Loss) earnings per share
Basic	$(0.00)	$0.01	$(0.00)	$(0.00)
Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)
Weighted average common shares outstanding
Basic	2,397,374,825	1,692,997,018	2,271,234,382	1,324,768,544
Diluted	2,397,374,825	6,674,929,955	2,271,234,382	1,324,768,544

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred		Common
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Discount to par value	Comprehensive Income	Accumulated Deficit	Non-controlling shareholders interest	Total
Balance as of December 31, 2020	4,000,000	$40,000	2,027,085,665	$20,270,857	$23,344,885	$(17,728,779)	$806,719	$(42,459,781)	$700,000	$(15,026,099)
Fair value of warrants issued to convertible debt holders	—	—	—	—	1,207,214	—	—	—	—	1,207,214
Warrants exercised	—	—	59,999,999	600,000	—	(510,000)	—	—	—	90,000
Conversion of convertible notes	—	—	175,763,466	1,757,635	97,000	(582,850)	—	—	—	1,271,785
Foreign currency translation	—	—	—	—	—	—	29,606	—	—	29,606
Net loss	—	—	—	—	—		—	(2,368,156)	—	(2,368,156)
Dividends accrued	—	—	—	—	—	—	—	(30,847)	—	(30,847)
Balance as of March 31, 2021	4,000,000	$40,000	2,262,849,130	$22,628,492	$24,649,099	$(18,821,629)	$836,325	$(44,858,784)	$700,000	$(14,826,497)
Fair value of warrants issued to convertible debt holders	—	—	—	—	677,700	—	—	—	—	677,700
Warrants exercised	—	—	42,353,038	423,530	—	(336,707)	—	—	—	86,823
Conversion of convertible notes	—	—	296,313,108	2,963,133	—	(1,603,511)	—	—	—	1,359,622
Foreign currency translation	—	—	—	—	—	—	35,311	—	—	35,311
Net loss	—	—	—	—	—		—	(2,626,438)	—	(2,626,438)
Dividends accrued	—	—	—	—	—	—	—	(19,232)	—	(19,232)
Balance as of June 30, 2021	4,000,000	$40,000	2,601,515,276	$26,015,155	$25,326,799	$(20,761,847)	$871,636	$(47,504,454)	$700,000	$(15,312,711)

	Series A Preferred		Common
	Shares	Amount	Shares	Amount	Discount to Par value	Additional capital	Comprehensive Income	Accumulated deficit	Non-controlling shareholders interest	Total

Balance as of December 31, 2019	—	$—	155,483,897	$1,554,838	$—	$23,188,527	$727,976	$(45,491,885)	$—	$(20,020,544)
Exercise of warrants	—	—	103,000,000	1,030,000	(937,048)	—	—	—	—	92,952
Shares issued for commitment fees	—	—	2,700,000	27,000	—	138,780	—	—	—	165,780
Conversion of convertible notes			1,316,679,078	13,166,792	(12,635,787)	—	—	—	—	531,005
Foreign currency translation	—	—	—	—	—	—	(185,813)	—	—	(185,813)
Net loss	—	—	—	—	—	—	—	(10,338,286)	—	(10,338,286)
Balance as of March 31, 2020	—	—	1,577,862,975	15,778,630	(13,572,835)	23,327,307	542,163	(55,830,171)	$—	$(29,754,906)
Exercise of warrants	—	—	81,000,000	810,000	(807,084)	—	—	—	—	2,916
Conversion of convertible notes	—	—	82,227,272	822,273	(793,990)	—	—	—	—	28,283
Extinguishment of debt	—	—	—	—	(280,311)	—	—	—	700,000	419,689
Settlement of liabilities	—	—	100,000,000	1,000,000	(975,000)	—	—	—	—	25,000
Foreign currency translation	—	—	—	—	—	—	101,331	—	—	101,331
Net income	—	—	—	—	—	—	—	9,039,879	—	9,039,879
Preferred stock dividends accrued	—	—	—	—	—	—	—	(4,652)	—	(4,652)
Balance at June 30, 2020	—	$—	1,841,090,247	$18,410,903	$(16,429,220)	$23,327,307	$643,494	$(46,794,944)	$700,000	$(20,142,460)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statement

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30, 2021	Six months ended June 30, 2020
Operating activities
Net loss	$(4,994,594)	$(1,298,407)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	65,233	59,588
Gain on debt extinguishment	—	(12,683,678)
Non-cash interest accrual on escrow deposit	—	(23)
Warrant exercise	176,824	95,868
Non-cash interest converted to equity	344,701	96,754
Shares issued for services	—	165,780
Fair value of warrants granted	976,788	—
Amortization of debt discount	1,350,542	529,689
Unrealized foreign exchange gain	39,468	(257,286)
Derivative liability movements	1,546,795	13,008,652
Changes in operating assets and liabilities
Accounts receivable	—	102,827
Prepaid expenses and other current assets	83,840	(98,364)
Accounts payable and accrued liabilities	1,544	142,632
Taxes payable	25,501	21,574
Net cash used in operating activities	(383,358)	(114,394)

Investing activities
Other investments	(498,020)	—
Deposit refunded	—	5,995
Net cash (used in) provided by investing activities	(498,020)	5,995

Financing activities
Decrease in bank overdraft	—	(4,375)
Repayment of mortgage loans	(58,449)	(51,830)
Proceeds from convertible notes	1,262,149	20,000
Repayment of convertible notes	(709,778)	(38,348)
Proceeds from federal assistance loans	173,406	156,782
Proceeds from related party notes	23,974	28,389
Net cash provided by financing activities	691,302	110,618

Effect of exchange rate on cash	133,230	(5,069)

Net change in cash	(56,846)	(2,850)
Beginning cash balance	90,500	2,975
Ending cash balance	$33,654	$125

Supplemental cash flow information
Cash paid for interest	$303,336	$201,645
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Fair value of warrants issued	$908,126	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business

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

Since June 30, 2020, the Company has been actively involved in the operation of the treatment center operated by Evernia Health Center LLC (“Evernia”) at 950 Evernia Street, West Palm Beach Florida. Subsequent to the period end, on July 1, 2021, the Company closed on this acquisition purchasing a majority interest in this company and has been financing the operations of this facility. This operation is the only treatment center of the Company.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies

Financial Reporting

The (a) unaudited condensed consolidated balance sheets as of June 30, 2021, which have been derived from the unaudited condensed consolidated financial statements, and as of December 31, 2020, which have been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021.

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

The relevant translation rates are as follows: For the six months ended June 30, 2021, a closing rate of CDN$1.0000 equals US$0.8068 and an average exchange rate of CDN$1.0000 equals US$0.8019. For the six months ended June 30, 2020, a closing rate of CAD$1.0000 equals US$0.7338 and an average exchange rate of CAD$1.0000 equals US$0.7326.

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

Settlements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s receivables were $3,159 and 3,075 at June 30, 2021 and December 31, 2020, respectively. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount.

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

The Company accounts for income taxes under the provisions of ASC Topic 740, ”Income Taxes”. Under ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are provided using the liability method. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax basis of an asset or liability is the amount attributed to that asset or liability for tax purposes. The effect on deferred taxes of a change in tax rates is recognized in income in the period of change. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

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

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, June 30, 2021 and December 31, 2020.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $11,435,067, which includes derivative liabilities of $2,775,895, and an accumulated deficit of $45,696,098. The Company is dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from that of the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its convertible debt, mortgage loans, short term loans, third party loans and government assistance loans as of June 30, 2021. In the opinion of management, interest rate risk is assessed as moderate.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as it has subsidiaries that operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at June 30, 2021, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $8,829 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mitigate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from that of the prior year.

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

p)	Comparative and prior period disclosures

The comparative and prior period disclosed amounts presented in these unaudited condensed consolidated financial statements have been reclassified where necessary to conform to the presentation used in the current year and period.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Going concern

The Company’s condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. At June 30, 2021 the Company has a working capital deficiency of $11,435,067, including derivative liabilities of $2,775,895 and accumulated deficit of $45,696,098. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan and generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

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

The Company has no intention to close on the purchase of LLW, and management recorded a full reserve against this advance as they believe it is not recoverable.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Other investments

On June 30, 2020, the Company entered into an agreement whereby the Company will acquire 51% of American Treatment Holdings, Inc. (“ATHI”) from The Q Global Trust (“Seller”) and Lawrence B Hawkins (“Hawkins”), which in turn owns 100% of Evernia Health Services LLC. (“Evernia”), which operates drug rehabilitation facilities. The consideration for the acquisition is a loan to be provided by the purchaser to Evernia in the amount of $500,000. As of June 30, 2021, the Company had advanced Evernia approximately $1,188,470 including accrued interest thereon.

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

On July 12, 2020, the Company entered into a five year option agreement with Leonite Capital LLC (“Leonite”) and other investors (collectively the “Transferees”), the Company agreed to sell to Leonite a portion of the total outstanding shares of ATHI from the shares of ATHI held by the company. The Company provided Leonite an option to purchase 33% of ATHI from the Company for a purchase consideration of $0.0001 per share, based on the advances that Leonite made to the Company totaling $655,000. Leonite shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Leonite to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

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

On April 28, 2021, the Stock Purchase Agreement date June 30, 2020 between the Company and the Q Global Trust, and ATHI was amended whereby the option to purchase an additional 9% of ATHI for $50,000 was amended to purchase an additional 24%, an increase of 15% over the prior option, for 100,000,000 shares of common stock. The remaining condition to closing, the receipt of approval for the change of ownership of the license from the Department of Children and Family Services of Florida, was satisfied by the probationary approval, which was received on June 30, 2021. The Company exercised the option and issued the 100,000,000 shares of common stock and paid $25,000 of the $50,000 due to the Seller, in terms of the amended agreement as of the date of this report. In addition to the consideration paid for the additional equity the Company agreed to execute a promissory note for the payment of any unpaid management fees at the time of Closing such that the unpaid fees shall be paid pari-passu with the repayment of the Loan Agreement and Seller agrees that any funds advanced to the Company by Behavioural Health Holdings, LLC shall be forgiven and considered contributed capital to ATHI. The Company agrees to advance up to $1,100,000 under the Loan Agreement for the funding of the operations of ATHI as required without any contribution required by the Seller.

6.	Due on sale of business

On February 14, 2017, the Company sold its Canadian Rehab Clinic for gross proceeds of CDN$10,000,000, of which CDN$1,500,000 had been retained in an escrow account for a period of up to two years in order to guarantee the warranties provided by the Company in terms of the APA. As of June 30, 2021, CDN$1,055,042 of the escrow had been refunded to the Company and CDN$461,318 had been used to affect building improvements to the premises owned by CCH, for a total reduction of CDN$1,516,360. The remaining escrow balance was CDN$6,485 (approximately US$ 5,233).

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Property and equipment

Property and equipment consists of the following:

	June 30, 2021			December 31, 2020
	Cost	Accumulated depreciation	Net book value	Net book value
Land	$173,471	$—	$173,471	$168,866
Property	3,281,543	(559,824)	2,721,719	2,713,354
	$3,455,014	$(559,824)	$2,895,190	$2,882,220

Depreciation expense for the six months ended June 30, 2021 and 2020 was $65,233 and $59,588, respectively.

8.	Taxes Payable

The taxes payable consist of:

●	A payroll tax liability of $147,321 (CDN$182,589) in Greenstone Muskoka which has not been settled as yet.
●	A GST/HST tax payable of $101,165 (CDN$125,384).
●	The Company has assets and operates businesses in Canada and is required to disclose these operations to the US taxation authorities, the requisite disclosure has not been made. Management has reserved the maximum penalty due to the IRS in terms of non-disclosure. This noncompliance with US disclosure requirements is currently being addressed. An amount of $250,000 has been accrued for any potential exposure the Company may have.

	June 30, 2021	December 31, 2020

Payroll taxes	$147,321	$143,410
HST/GST payable	101,165	73,503
US penalties due	250,000	250,000
Income tax payable	393,819	383,364
Taxes Payable	$892,305	$850,277

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity Date	Principal	Interest	Debt Discount	June 30, 2021	December 31, 2020
Leonite Capital, LLC	8.5%	—	$—	$—	$—	$—	$70,583
	12.0%	June 12, 2021	595,125	29,133	—	624,258	147,058

First Fire Global Opportunities Fund	6.5%	October 29,2021	—	—	—	—	25,297

Auctus Fund, LLC	0.0%	May 7, 2020	100,000	—	—	100,000	150,000
	10.0%	August 13, 2021	—	—	—	—	40,202

Labrys Fund, LP	12.0%	November 30, 2021	218,000	4,215	(91,381)	130,834	26,159
	11.0%	May 7, 2022	550,000	9,075	(468,630)	90,445	—
	11.0%	June 2, 2022	230,000	1,968	(212,356)	19,612	—

Ed Blasiak	6.5%	September 14, 2021	55,000	2,870	(11,452)	46,418	17,347

Joshua Bauman	6.5%	September 14, 2021	38,889	1,140	(8,221)	31,808	43,247

Geneva Roth Remark Holdings, Inc.	9.0%	August 29, 2021	—	—	—	—	19,238
	9.0%	October 15, 2021	—	—	—	—	6,753
	9.0%	January 3, 2022	53,500	1,592	(32,695)	22,397	—

Series N convertible notes	6.0%	On Demand	3,229,000	521,407	—	3,750,407	3,654,333

			5,069,514	571,400	(824,735)	$4,816,179	$4,200,217

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Short-term Convertible Notes (continued)

Leonite Capital, LLC

Convertible Promissory Notes

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

Leonite Capital, LLC (continued)

Convertible Promissory notes (continued)

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

On July 12, 2020, the company entered into a debt extinguishment agreement with Leonite whereby the following occurred:

1.	The total amount outstanding under the note, including principal and interest was reduced to $150,000
2.	$700,000 of the note was converted into Series A Redeemable Preferred shares in the Company’s subsidiary, Cranberry Cove Holdings, accruing dividends at 10% per annum.
3.	$400,000 of the note was converted into series B Preferred stock in the Company for a 12 month period, mandatorily redeemable by the Company accruing dividends at 6% per annum payable in cash or stock, subject to certain conditions.
4.	The remaining balance of $150,000 will accrue interest at 8.5% per annum and is convertible into common stock and repayable in 6 monthly installments of $25,000 commencing after December 12, 2020.
5.	The existing warrants were cancelled and a new five year warrant, with a cashless exercise option, exercisable for a minimum of 326,286,847 shares of common stock and a maximum of 20% of the outstanding equity of the Company at an initial exercise price of $0.10 per share subject to adjustment based on new stock issuances or the lowest volume weighted exercise price of the stock for 30 days immediately preceding the exercise was issued to Leonite.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Short-term Convertible Notes (continued)

Leonite Capital, LLC (continued)

Convertible Promissory Notes (continued)

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

On June 1, 2021, in terms of a conversion notice, Leonite converted the principal sum of $25,084 and interest thereon of $4,166 of the Leonite Note into 30,000,000 shares of common stock at a conversion price of $0.009 per share.

On June 10, 2021, in terms of a conversion notice, Leonite converted the principal sum of $58,908 and interest thereon of $342 of the Leonite Note into 60,000,000 shares of common stock at a conversion price of $0.009 per share.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Short-term Convertible Notes (continued)

Leonite Capital, LLC (continued)

Secured Promissory Notes

On April 16, 2021, the Company, entered into a secured Promissory Note in the aggregate principal amount of $30,000 for net proceeds of $25,000 after an original issue discount of $3,000 and fees of $2,000. The Note had a maturity date of April 19, 2021 and bore interest at the rate of zero percent per annum from the date on which the Note was issued until the same became due and payable.

The Company repaid the note on April 19, 2021 for $28,889, after a reduction on the fees paid of $1,111.

On April 29, 2021, the Company, entered into a secured Promissory Note in the aggregate principal amount of $46,000 for net proceeds of $40,000 after an original issue discount of $6,000. The Note had a maturity date of May 3, 2021 and bore interest at the rate of zero percent per annum from the date on which the Note was issued until the same became due and payable.

The Company repaid the note on May 3, 2021 for $46,000.

On April 30, 2021, the Company, entered into a secured Promissory Note in the aggregate principal amount of $140,000 for net proceeds of $119,449 after an original issue discount of $14,000 and fees of $6,551. The Note had a maturity date of May 7, 2021 and bore interest at the rate of zero percent per annum from the date on which the Note was issued until the same became due and payable.

The Company repaid the note on May 10, 2021 for $140.000.

On May 27, 2021, the Company, entered into a secured Promissory Note in the aggregate principal amount of $70,000 for net proceeds of $60,000 after an original issue discount of $10,000. The Note had a maturity date of June 4, 2021 and bore interest at the rate of zero percent per annum from the date on which the Note was issued until the same became due and payable.

The Company repaid the note on June 4, 2021 for $70,000.

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

On July 15 2019, the Company, entered into a Securities Purchase Agreement with Power Up, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $83,000. The Note has a maturity date of April 30, 2020 and bore interest at the rate of nine percent per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company had the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note was convertible at any time and from time to time at the election of Power Up during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion.

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

First Fire Global Opportunities Fund

On March 5, 2019, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $200,000, for net proceeds of $192,000 after the payment of legal fees and origination fees amounting to $8,000. The note had a maturity date of December 9, 2019. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the purchaser. 180 days after the issued date into shares of the Company’s common stock at the lower of $0.08 per share or 65% of the lowest trade price during the ten consecutive trading days immediately prior to conversion. The note had certain buyback terms if the Company consummated a registered or unregistered primary offering of securities for capital raising purposes, or an option to convert at a 20% discount to the offering price to investors.

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

On May 10, 2021, the Company repaid the principal outstanding of $138,889, including interest and early settlement penalty thereon for the payment of $164,913.

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

On May 10, 2021, the company settled the remaining balance of the August 13, 2020 convertible promissory with an aggregate principal amount of $95,000, together with interest and settlement penalty thereon for the payment of $110,000.

In addition, on May 10, 2021, the Company paid a further $15,000 of principal on the convertible promissory note entered into on August 7, 2019, thereby reducing the principal outstanding to $100,000.

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

In connection with the issuance of the convertible promissory note to Labrys, the Company issued 2,700,000 returnable shares. These shares were returnable if the note was paid prior to maturity date on January 8, 2020. The company had not repaid the note on the maturity date, January 8, 2020, therefore the 2,700,000 shares were recorded as a charge to expense as an additional fee amounting to $165,780, the value of the shares on the date of issuance.

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

On May 3, 2021, in terms of a conversion notice received by the company, Labrys converted the aggregate principal sum of $57,000 including interest thereon of $33,000 into 100,000,000 shares of common stock.

On May 7, 2021, the Company, entered into a Securities Purchase Agreement with Labrys, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $550,000 for net proceeds of $477,700 after an original issue discount of $55,000 and certain legal expenses of $17,300. The Note has a maturity date of May 7, 2022 and bears interest at the rate of eleven percent per annum from the date on which the Note was issued until the same became due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note was convertible at any time and from time to time at the election of Labrys during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to $0.005, subject to anti-dilution adjustments.

In connection with the issuance of the convertible promissory note to Labrys, the Company granted Labrys a five-year warrant to purchase 91,666,666 shares of common stock at an exercise price of $0.006 per share. The value of the warrant was accounted for as a debt discount.

On June 2, 2021, the Company, entered into a Securities Purchase Agreement with Labrys, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $230,000 for net proceeds of $200,000 after an original issue discount of $23,000 and certain legal expenses of $7,000. The Note has a maturity date of June 2, 2022 and bears interest at the rate of eleven percent per annum from the date on which the Note was issued until the same became due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note was convertible at any time and from time to time at the election of Labrys during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to $0.004, subject to anti-dilution adjustments.

In connection with the issuance of the convertible promissory note to Labrys, the Company granted Labrys a five-year warrant to purchase 52,272,727 shares of common stock at an exercise price of $0.0044 per share. The value of the warrant was accounted for as a debt discount.

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

On June 8, 2021, in terms of a conversion notice received by the company, Bauman converted the aggregate principal sum of $100,000 including interest thereon of $5,563 into 106,313,288 shares of common stock.

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

Geneva Roth Remark Holdings, Inc (continued)

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

On April 30, 2021 the Company prepaid the note issued on October 29, 2020, to Geneva Roth Remark Holdings, Inc., in the aggregate principal amount of $88,000 including interest and early settlement penalty thereon for a total payment of $119,449.

On May 21, 2021, the Company prepaid the note issued on November 24, 2020 to Geneva Roth Remark Holdings, Inc., in the aggregate principal amount of $53,000 including interest and early settlement penalty thereon for a total payment of $71,907.

Series N convertible notes

Between January 28, 2019 and June 11, 2020, the Company closed several tranches of Series N Convertible notes in which it raised $3,229,000 in principal from accredited investors through the issuance to the investors of the Company’s Series N convertible notes, in the total original principal amount of $3,229,000, which Notes are convertible into the Company’s common stock at a conversion price of $0.08 per share together with three year warrants to purchase up to a total of 52,237,500 shares of the Company’s common stock at an exercise price of $0.12 per share. Both the conversion price under the Notes and the exercise price under the warrants are subject to standard adjustment mechanisms. The notes matured one year from the date of issuance.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Mortgage loans

Mortgage loans is disclosed as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	June 30, 2021	December 31, 2020

Cranberry Cove Holdings, Ltd.
Pace Mortgage	4.2%	July 19, 2022	$4,007,457	$5,073	$4,012,530	$3,963,781
Disclosed as follows:
Short-term portion					$121,511	$115,704
Long-term portion					3,891,019	3,848,077
					$4,012,530	$3,963,781

The aggregate amount outstanding is payable as follows:

Amount
Within the next twelve months	$121,511
Thereafter	3,891,019
Total	$4,012,530

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

On April 12, 2019, Eileen Greene, a related party assigned CDN$1,000,000 of the amount owed by the Company to her, to a third party. The loan bears interest at 12% per annum which the Company agreed to pay.

During the current period the Company repaid CDN$160,000 (approximately $131,557).

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

On May 3, 2021, a Company subsidiary, Addiction Recovery Institute of America LLC, closed on a second PPP loan through Lendistry for net proceeds of $157,367.

ETHEMA HEALTH CORPORATION

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

The derivative liability is marked-to-market on a quarterly basis. As of June 30, 2021, the derivative liability was valued at $2,775,895.

The following assumptions were used in the Black-Scholes valuation model:

Six months ended June 31, 2021

Calculated stock price	$0.001 to $0.0055
Risk free interest rate	0.03% to 0.67%
Expected life of convertible notes and warrants	3 to 60 months
expected volatility of underlying stock	109.8% to 299.1%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	June 30, 2021	December 31, 2020

Opening balance	$4,765,387	$8,694,272
Derivative liability mark-to-market on convertible debt extinguishment	—	126,444,276
Derivative liability on revised convertible notes and warrants arising from convertible debt extinguishment	—	6,349,265
Derivative liability cancelled on debt extinguishment	(1,837,505)	(145,109,526)
Derivative liability on issued convertible notes	109,574	1,129,050
Fair value adjustments to derivative liability	1,546,795	7,258,050

Closing balance	$4,584,251	$4,765,387

14.	Related party transactions

Shawn E. Leon

As of June 30, 2021 and December 31, 2020 the Company had a payable to Shawn Leon of $373,231 and $322,744, respectively. Mr. Leon is a director and CEO of the Company. The balances payable are non-interest bearing and has no fixed repayment terms.

Due to the current financial position of the Group, Mr. Leon forfeited the management fees due to him for the three and six months ended June 30, 2021 and for the year ended December 31, 2020.

Leon Developments, Ltd.

As of June 30, 2021 and December 31, 2020, the Company owed Leon Developments, Ltd. $966,538 and $930,307, respectively, for funds advanced to the Company.

Eileen Greene

As of June 30, 2021 and December 31, 2020, the Company owed Eileen Greene, the spouse of our CEO, Shawn Leon, $1,532,284 and $1,558,798, respectively. The amount owing to Ms. Greene is non-interest bearing and has no fixed repayment terms.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Stockholder’s deficit

a)	Common shares

Authorized and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The company has issued and outstanding 2,601,515,456 and 2,027,085,665 shares of common stock at June 30, 2021 and December 31, 2020, respectively.

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

On May 3, 2021, the Company issued 100,000,000 shares of common stock to Labrys in connection with a conversion notice received, converting principal and interest of $90,000.

On May 13 2021, the Company received notification of exercise of warrants for 50,505,051 shares on a cashless basis, resulting in the issuance of 42,353,038 shares of common stock valued on the date of issuance at $86,824.

On June 1, 2021, the Company issued 30,000,000 shares of common stock to Leonite in connection with a conversion notice received, converting principal and interest of $59,250.

On June 8, 2021, the Company issued 106,313,288 shares of common stock to Joshua Bauman in connection with a conversion notice received, converting principal and interest of $105,563.

On June 10, 2021, the Company issued 60,000,000 shares of common stock to Leonite in connection with a conversion notice received, converting principal and interest of $59,250.

b)	Series A Preferred shares

Authorized, issued and outstanding

The Company has authorized 10,000,000 Series A preferred shares with a par value of $0.01 per share. The company has issued and outstanding 4,000,000 Series A Preferred shares at June 30, 2021 and December 31, 2020, respectively.

c)	Series B Preferred shares

Authorized and outstanding

The Company has authorized 400,000 Series B preferred shares with a par value of $1.00 per share. The company has issued and outstanding 400,000 Series B Preferred shares at June 30, 2021 and December 31, 2020, respectively.

d)	Warrants

The Secured Promissory Note Agreements entered into with Leonite, First Fire and Bauman contain certain conversion price protection and anti-dilution protection provisions, which were triggered as a result of the terms contained in the promissory note issued to Labrys Fund LP on November 30, 2020. As a result, the Company issued five year warrants exercisable for 246,464,649 shares of common stock at an exercise price of $0.00205 per share, for all advances made to the Company by the lenders in terms of the secured Promissory Note Agreements.

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

On March 9, 2021, the Company received a cashless warrant exercise notice, exercising warrants for 66,666,666 shares for net shares of 59,999,999 shares of common stock.

On May 13, 2021, the company received a cashless warrant exercise notice, exercising warrants for 50,505,051 shares for net shares of 42,353,038 shares of common stock.

On May In connection with the issuance of the convertible promissory note to Labrys, the Company granted Labrys a five-year warrant to purchase 91,666,666 shares of common stock at an exercise price of $0.006 per share

On June 2, 2021, in connection with the issuance of the convertible promissory note to Labrys, the Company granted Labrys a five-year warrant to purchase 52,272,727 shares of common stock at an exercise price of $0.0044 per share.

A summary of all of the Company’s warrant activity during the period from January 1, 2020 to June 30, 2021 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding as of January 1, 2020	2,566,101,248	$0.00204 to $0.12	$0.0044700
Granted	233,333,332	0.0017357	0.0017357
Adjustment due to price protection	152,017,272,726	0.0000324	0.0000324
Forfeited/cancelled	(2,366,666)	0.0300000	0.0300000
Granted in terms of debt extinguishment	326,286,847	0.000675	0.0006750
Cancelled as part of debt extinguishment	(154,300,675,861)	0.0000324	0.0000324
Exercised	(224,390,247)	0.0004	0.0004000
Outstanding as of December 31, 2020	615,561,379	$0.000675 to $0.12	0.011380
Granted	521,515,154	$0.0020500	0.002980
Forfeited/cancelled	(87,870,366)	$0.03 to 0.12	0.026301
Exercised	(117,171,717)	$0.00150 to $0.00205	0.001737
Outstanding as of June 30, 2021	932,034,450	$0.000675 to $0.12	$$0.006485

The warrants granted during the year were valued using a Black Scholes pricing model on the date of grant at $1,732,622 using the following weighted average assumptions:

Six months ended June 30, 2021
Calculated stock price	$0.00205 to 0.0060
Risk free interest rate	0.36 to 0.80%
Expected life of warrants	60 months
expected volatility of underlying stock	221.17 to 231.3%
Expected dividend rate	0%

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Stockholder’s deficit (continued)

d)	Warrants (continued)

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

The following table summarizes information about warrants outstanding at June 30, 2021:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.000675	326,286,847	4.04		326,286,847
$0.002050	427,070,710	4.48		427,070,710
$0.004400	52,272,727	4.93		52,272,727
$0.006000	91,666,666	4.85		91,666,666
$0.120000	34,737,500	0.2		34,737,500

	932,034,450	4.24	$0.006485	932,034,450	$0.006485

All of the warrants outstanding at June 30, 2021 are vested. The warrants outstanding at June 30, 2021 have an intrinsic value of $2,219,035.

e)	Stock options

Our board of directors adopted the Greenstone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have no issued options at June 30, 2021 under the Plan.

16.	Segment information

The Company has two reportable operating segments:

a.	Rental income from the property owned by CCH subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, these services were provided to customers at our Addiction Recovery Institute of America and Seastone of Delray operations.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Segment information (continued)

The segment operating results of the reportable segments for the six months ended June 30, 2021 is disclosed as follows:

	Six months ended June 30, 2021
	Rental Operations	In-Patient services	Total

Revenue	$186,951	$—	$186,951
Operating expenditure	66,704	15,926	82,630

Operating income (loss)	120,247	(15,926)	104,321

Other (expense) income
Penalty on convertible debt	—	(9,240)	(9,240)
Loss on advance	—	(120,000)	(120,000)
Warrant exercise	—	(176,824)	(176,824)
Fair value of warrants granted to convertible debt holders	—	(976,788)	(976,788)
Interest expense	(118,784)	(619,204)	(737,988)
Amortization of debt discount	—	(1,350,542)	(1,350,542)
Derivative liability movement	—	(1,546,795)	(1,546,795)
Foreign exchange movements	(48,418)	(132,320)	(180,738)
Net loss before taxation	(46,955)	(4,947,639)	(4,994,594)
Taxation	—	—	—
Net loss	$(46,955)	$(4,947,639)	$(4,994,594)

The operating assets and liabilities of the reportable segments as of June 30, 2021 is as follows:

	June 30, 2021
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$—	$—	$—
Assets
Current assets	11,607	1,281,003	1,292,610
Non-current assets	2,895,190	5,233	2,900,423
Liabilities
Current liabilities	(1,630,035)	(12,905,998)	(14,536,033)
Non-current liabilities	(4,569,711)	—	(4,569,711)
Mandatory redeemable preferred shares	—	(400,000)	(400,000)
Intercompany balances	1,219,704	(1,219,704)	—
Net liability position	$(2,073,245)	$(13,239,466)	$(15,312,711)

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Segment information (continued)

The segment operating results of the reportable segments for the six months ended June 30, 2020 is disclosed as follows:

	Six months ended June 30, 2020
	Rental Operations	In-Patient services	Total

Revenue	$165,843	$—	$165,843
Operating expenditure	63,165	209,777	272,942
Operating income (loss)	102,678	(209,777)	(107,099)

Other (expense) income
Interest income	—	628	628
Gain on debt extinguishment	—	12,683,678	12,683,678
Exercise of warrants	—	(95,868)	(95,868)
Interest expense	(120,903)	(343,863)	(464,766)
Amortization of debt discount	—	(529,690)	(529,690)
Change in fair value of derivative liability	—	(13,008,652)	(13,008,652)
Foreign exchange movements	29,982	193,380	223,362
Net income (loss) before taxation	11,757	(1,310,164)	(1,298,407)
Taxation	—	—	—
Net income (loss)	$11,757	$(1,310,164)	$(1,298,407)

The operating assets and liabilities of the reportable segments as of June 30, 2020 is as follows:

	June 30, 2020
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$—	$—	$—
Assets
Current assets	3,097	238,888	241,985
Non-current assets	2,757,169	—	2,757,169
Liabilities
Current liabilities	(1,144,270)	(17,170,833)	(18,315,103)
Non-current liabilities	(3,644,566)	(781,945)	(4,426,511)
Intercompany balances	(1,444,989)	1,444,989	—
Net liability position	$(3,473,559)	$(16,268,901)	$(19,742,460)

17.	Net (loss) income per common share

For the three and six months ended June 30, 2021 and 2020, the following warrants and convertible securities were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

	Three and six months ended June 30, 2021	Three and six months ended June 30, 2020

Warrants to purchase shares of common stock	932,034,450	382,228,047
Convertible notes (in shares)	1,131,642,844	4,812,962,963
	2,063,677,294	5,195,191,010

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	Commitments and contingencies

a.	Contingency related to outstanding penalties

The Company has provided for potential US penalties of $250,000 due to non-compliance with the filing of certain required returns. The actual liability may be higher due to interest and penalties assessed by these taxing authorities.

b.	Mortgage loans

The company has a mortgage loan as disclosed in note 10 above. The future commitment under this loan is as follows:

Amount
Within the next twelve months	121,511
Thereafter	3,891,019
Total	$4,012,530

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

On July 1, 2021, in terms of the amendment to the stock Purchase Agreement entered into on June 30, 2020 between the Company and the Q Global Trust, LLC, and American Treatment Holdings, the company issued 100,000,000 shares of common stock thereby closing the transaction and acquiring a controlling interest in American Treatment Holdings.

On July 7, 2021, in terms of a conversion notice received by the company, Labrys converted the aggregate principal sum of $100,800 into 112,000,000 shares of common stock.

On August 6, 2021, the company received a cashless warrant exercise from Labrys, exercising warrants for 100,000,000 shares for net shares of 86,333,333 shares of common stock.

On August 23, 2021, the Company reversed certain management fees amounting to $295,000, accrued in prior years, which the Company has no ability or intention to pay, to certain companies controlled by the CEO of the Company, Shawn Leon.

Other than disclosed above, the Company has evaluated subsequent events through the date the financial statements were issued, other than disclosed above, we did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

Plan of Operation

During the next twelve months, the Company plans to continue to grow the Evernia business.

For the three months ended June 30, 2021 and June 30, 2020.

Revenues

Revenues were $96,158 and $82,301 for the three months ended June 30, 2021 and 2020, respectively, an increase of $13,857 or 16.8%, this included the rental escalation as per the agreement and a deterioration in the currency exchange rate against the Canadian Dollar over the prior period.

Operating Expenses

Operating expenses were $30,614 and $98,793 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $68,179 or 69.0%. The decrease is primarily due to the following:

●	General and administrative expenses was $2,963 and $9,278 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $6,315 or 68.1%. The decrease is due to a concerted effort to reduce costs while focusing on the acquisition of Evernia, all administrative functions are absorbed in that entity which was acquired on July 1, 2021.

●	Rent expense was $1,012 and $1,500 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $488 or 32.5%, this amount is immaterial.

●	Professional fees was $(52,744) and $29,029 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $81,773 or 281.7%. The decrease is primarily due to the reversal of accruals for audit fees in excess of our requirements as of June 30, 2021.

●	Salaries and wages was $46,275 and $29,639 for the three months ended June 30, 2021 and 2020, respectively, an increase of $16,636 or 56.1%, the increase is due to an additional employee on the corporate payroll assisting with group operations.

●	Depreciation expense was $33,108 and $29,347 for the three months ended June 30, 2021 and 2020, an increase of $3,761 or 12.8%, the increase is primarily due to fluctuations in the exchange rate as all depreciable assets are denominated in Canadian Dollars.

Operating Income

The operating income was $65,544 and the operating loss was $(16,492) for the three months ended June 30, 2021 and 2020, respectively, an increase of $82,036 or 497.4%. The improvement in operating income is due to the improvement in revenue and the decrease in operating expenses as discussed above.

Gain on debt extinguishment

Gain on debt extinguishment was $0 and $12,683,678 for the three months ended June 30, 2021 and 2020, respectively. In the prior period, the Company entered into several debt extinguishment agreements with convertible debt holders whereby the amounts payable and the payment terms under these convertible notes were renegotiated, this also resulted in the extinguishment of derivative liabilities related to these convertible notes.

Loss on advance

Loss on advance was $120,000 and $0 for the three months ended June 30, 2021 and 2020, respectively, an increase of $120,000 or 100.0%. The company provided against funds that were advanced to Local link wellness in the prior year, which management determined to be uncollectible.

Warrant exercise

Warrant exercise was $86,824 and $2,916 for the three months ended June 30, 2021 and 2020, respectively, an increase of $83,908 or 2,877.5%. During the current period a warrant holder exercised warrants for 50,505,051shares of common stock resulting in the expense of $86,824 for the issue of 42,353,058 shares of common stock, on a cashless basis.

Interest expense

Interest expense was $474,008 and $200,583 for the three months ended June 30, 2021 and 2020, respectively, an increase of $273,425 or 136.3% was primarily due to; (i) the increase in the principal convertible debt outstanding of $1,192,014 over the prior period and (ii) additional interest expenses on the conversion of convertible debt to equity.

Amortization of debt discount

Amortization of debt discount was $847,865 and $126,013 for the three months ended June 30, 2021 and 2020, respectively, an increase of $721,852 or 572.8%. The increase is primarily due to the value of warrants and beneficial conversion features arising on new convertible debt issued during the current period. These amounts are recorded as a debt discount and amortized over the life of the convertible debt which is generally one year or less.

Derivative liability movement

The derivative liability movement was $(1,062,040) and $(3,037,674) for the three months ended June 30, 2021 and 2020, respectively. The derivative liability movement represents the mark to market movements of variably priced convertible notes and warrants issued during the current and prior comparative period. The decrease in the mark to market movement of $1,975,634 was primarily due to the conversion of several convertible notes during the current period.

Foreign exchange movements

Foreign exchange movements was $(101,247) and $(260,689) for the three months ended June 30, 2021 and 2020, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars,

Net (loss) Income

Net loss was $(2,626,438) and net income was $9,039,879 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $11,666,317 or 129.1%, is primarily due to the gain realized on debt extinguishment in the prior period, offset by the movement in derivative liabilities during the current period as discussed above.

For the six months ended June 30, 2021 and June 30, 2020.

Revenues

Revenues were $186,951 and $165,843 for the six months ended June 30, 2021 and 2020, respectively, an increase of $21,108 or 12.7%, this included the rental escalation as per the agreement and a deterioration in the currency exchange rate against the Canadian Dollar over the prior period.

Operating Expenses

Operating expenses were $82,630 and $272,942 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $190,312 or 69.7%. The decrease is primarily due to the following:

●	General and administrative expenses was $8,466 and $31,814 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $23,348 or 73.4%. The decrease is due to a concerted effort to reduce costs while focusing on the acquisition of Evernia, all administrative functions are absorbed in that entity which was acquired on July 1, 2021.

●	Rent expense was $2,512 and $2,500 for the six months ended June 30, 2021 and 2020, respectively, an increase of $12 or 0.5%, this amount is immaterial.

●	Professional fees was $(52,708) and $137,050 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $189,758 or 138.5%. The decrease is primarily due to the reversal of accruals for audit fees in excess of our requirements as of June 30, 2021, and certain professional fees incurred in the prior year related to the restructure of the capital and debt structure of the business.

●	Salaries and wages was $59,127 and $41,990 for the six months ended June 30, 2021 and 2020, respectively, an increase of $17,137 or 40.8%, the increase is due to an additional employee on the corporate payroll assisting with group operations.

●	Depreciation expense was $65,233 and $59,588 for the six months ended June 30, 2021 and 2020, an increase of $5,675or 9.5%, the increase is primarily due to fluctuations in the exchange rate as all depreciable assets are denominated in Canadian Dollars.

Operating income (loss)

The operating income was $104,321 and the operating loss was $(107,099) for the six months ended June 30, 2021 and 2020, respectively, an increase of $211,420 or 197.4%. The increase is due to the increased revenue and the decrease in operating expenses as discussed above.

Gain on debt extinguishment

Gain on debt extinguishment was $0 and $12,683,678 for the six months ended June 30, 2021 and 2020, respectively. In the prior period, the company entered into several debt extinguishment agreements with convertible debt holders whereby the amounts payable and the payment terms under these convertible notes were renegotiated, this also resulted in the extinguishment of derivative liabilities related to these convertible notes.

Penalty on convertible notes

Penalty on convertible notes was $9,240 and $0 for the six months ended June 30, 2021 and 2020, an increase of $9,240. The penalty on convertible notes relates to a fee paid for the extension of repayment dates on the Labrys note.

Loss on advance

Loss on advance was $120,000 and $0 for the six months ended June 30, 2021 and 2020, respectively, an increase of $120,000 or 100.0%. The company provided against funds that were advanced to Local link wellness in the prior year, which management determined to be uncollectible.

Warrant exercise

Warrant exercise was $176,824 and $95,868 for the six months ended June 30, 2021 and 2020, respectively, an increase of $80,956 or 84.4%. During the current period and the prior period, warrant holders exercised warrants on a cashless basis, resulting in a charge to the statement of operations. In the current period warrant holders exercised warrants for a warrant holder exercised warrants for 117,171,717 shares and in the prior year 224,388,247 shares of common stock, the differential un the charge of $80,956 is due to the improvement of the share price of the company’s stock over the prior year.

Fair value of warrants granted to convertible debt holders

Fair value of warrants granted to convertible debt holders was $976,788 and $0 for the six months ended June 30, 2021 and 2020, an increase of $976,788 or 100%. The Company granted warrants to certain convertible debt holders in terms of agreements entered into with them, whereby any debt issued subsequent to their debt on more favorable terms would result in the debt holders being entitled to the same terms as issued to the subsequent debt holders. The company issued warrants for a total of 246,464,649 shares of common stock valued using a Black Scholes valuation model.

Interest expense

Interest expense was $737,988 and $368,012 for the six months ended June 30, 2021 and 2020, respectively, an increase of $369,976 or 100.5%, was primarily due to: (i) the increase in the principal convertible debt outstanding of $1,192,014 over the prior period, which increase took place primarily in the second quarter of the current period and additional interest expenses on the conversion of convertible debt to equity.

Amortization of debt discount

Amortization of debt discount was $1,350,542 and $529,690 for the six months ended June 30, 2021 and 2020, respectively, an increase of $820,852 or 155.0%. The increase is primarily due to the value of warrants and beneficial conversion features arising on new convertible debt issued during the current period. These amounts are recorded as a debt discount and amortized over the life of the convertible debt which is generally one year or less.

Derivative liability movement

The derivative liability movement was $(1,546,795) and $(13,008,652) for the six months ended June 30, 2021and 2020, respectively. The derivative liability movement represents the mark to market movements of variably priced convertible notes and warrants issued during the current and prior comparative period. The decrease in the mark to market movement of $11,461,857 was primarily due to the improvement in the stock price in the prior period and the conversion of several convertible notes during the current period.

Foreign exchange movements

Foreign exchange movements was $(180,739) and $223,362 for the six months ended June 30, 2021 and 2020, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net loss

Net loss was $4,994,594 and $1,298,407 for the six months ended June 30, 2021 and 2020, respectively, an increase of $3,696,187 or 284.7%, is primarily due to the gain on debt extinguishment in the prior year offset by the derivative liability movements; and the amortization of debt discount, in the current period, as discussed above.

Contingency related to outstanding tax liabilities

The Company also has not filed certain foreign assets forms due to the US Federal Government. A provision of $250,000 was made for any potential penalties due.

Liquidity and Capital Resources

Cash used in operating activities was $383,358 and $114,394 for the six months ended June 30, 2021 and 2020, respectively, an increase of $268,964. The increase is primarily due to the following:

●	An increase in net loss of $3,696,187 as discussed under operations above.

●	Offset by an increase in the movement of non-cash items of $3,485,007, primarily due to the gain on debt extinguishment in the prior period of $12,683,678, the movement in the fair value of warrants granted of $976,788 and the movement in amortization of debt discount of $820,853, offset by the derivative liability movement of $(11,461,857).

●	Working capital movements decreased by $57,784.

Cash used in investing activities was $498,020 and cash released from investing activities was $5,995 for the six months ended June 30, 2021 and 2020, respectively, the increase is attributable to the advances made to Evernia, which acquisition closed on July 1, 2021.

Cash provided by financing was $691,302 and $110,618 for the six months ended June 30, 2021 and 2020, respectively. In the current period the Company raised convertible debt funding of $1,262,149 and repaid convertible debt of $709,778 out of those proceeds.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 23, 2021

By:/s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	August 23, 2021
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	August 23, 2021
John O’Bireck

/s/ Gerald T. Miller	Director	August 23, 2021