Form 10-Q
period 2021-09-30
ETHEMA HEALTH Corp
filed 2021-11-22
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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
Emerging growth company ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of common stock outstanding as of November 22, 2021 was 3,354,944,018.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Health Corporation.

FORM 10-Q

ETHEMA HEALTH CORPORATION

TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION
Item l.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (loss) Income for the three and nine months ended September 30, 2021 and 2020	2
	Unaudited Condensed Consolidated Statements of Stockholder's Deficit for the three and nine months ended September 30, 2021 and 2020	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	4
	Notes to the Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
SIGNATURES		39

ETHEMA HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current assets
Cash	$62,181	$90,500
Accounts receivable, net	192,049	3,075
Prepaid expenses	26,546	19,190
Other current assets	15,266	131,938
Other investments	—	690,449
Total current assets	296,042	935,152
Non-current assets
Due on sale of subsidiary	5,090	5,094
Property and equipment	2,941,008	2,882,220
Intangibles	1,700,408	—
Right of use asset	1,713,532	—
Total non-current assets	6,360,038	2,887,314
Total assets	$6,656,080	$3,822,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$879,548	$833,615
Taxes payable	886,869	850,277
Convertible loans, net of discounts	4,968,628	4,200,217
Short term loans	179,982	115,375
Mortgage loans – current portion	3,874,157	115,704
Government assistance loans	314,149	156,782
Derivative liability	1,782,072	4,765,387
Operating lease liabilities	230,172	—
Accrued dividends	79,614	15,594
Related party payables	2,541,672	2,811,849
Total current liabilities	15,736,863	13,864,800
Non-current liabilities
Government assistance loans, net of current portion	47,092	31,417
Third party loans	628,048	704,271
Operating lease liabilities, net of current portion	1,555,505	—
Mortgage loans, net of current portion	—	3,848,077
Deferred taxes	291,851	—
Total non-current liabilities	2,522,496	4,583,765
Total liabilities	18,259,359	18,448,565

Preferred stock - Series B; $1.00 par value, 400,000 authorized, 400,000 outstanding as of September 30, 2021 and December 31, 2020, respectively.	400,000	400,000

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 10,000,000 authorized, 4,000,000 outstanding at September 30, 2021 and December 31, 2020, respectively	40,000	40,000
Common stock - $0.01 par value, 10,000,000,000 shares authorized; 3,111,047,811 and 2,027,085,665 shares issued and outstanding as of September 30, 2021 and December 31, 2020.	31,110,478	20,270,857
Additional paid-in capital	25,326,799	23,344,885
Discount for shares issued below par value	(24,137,786)	(17,728,779)
Accumulated other comprehensive income	804,634	806,719
Accumulated deficit	(45,978,688)	(42,459,781)
Non-controlling interest	831,284	700,000
Total stockholders’ deficit	(12,003,279)	(15,026,099)
Total liabilities, mezzanine debt and stockholders’ deficit	$6,656,080	$3,822,466

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020

Revenues	$866,432	$89,829	$1,053,383	$255,672

Operating expenses
General and administrative	245,546	11,991	254,012	43,805
Rental expense	87,874	1,500	90,386	4,000
Management fee reversal	(229,175)	—	(229,175)	—
Professional fees	102,040	40,478	49,332	177,528
Salaries and wages	415,224	31,297	474,351	73,287
Depreciation and amortization	125,959	32,010	191,192	91,598
Total operating expenses	747,468	117,276	830,098	390,218

Operating Income (Loss)	118,964	(27,447)	223,285	(134,546)

Other Income (expense)
Interest income	—	1	—	629
Gain on debt extinguishment	—	—	—	12,683,678
Penalty on convertible debt	—	—	(9,240)	—
Loss on advance	—	—	(120,000)	—
Warrant exercise	(581,516)	—	(758,340)	(95,868)
Fair value of warrants granted to convertible debt holders	—	—	(976,788)	—
Interest expense	29,052	(124,972)	(708,936)	(589,738)
Amortization of debt discount	(333,237)	(99,202)	(1,683,779)	(628,892)
Derivative liability movement	2,091,562	(9,841,979)	544,767	(22,850,631)
Foreign exchange movements	184,956	(140,811)	4,218	82,551
Net income (loss) before taxes	1,509,781	(10,234,410)	(3,484,813)	(11,532,817)
Taxes	18,794	—	18,794	—
Net income (loss)	1,528,575	(10,234,410)	(3,466,019)	(11,532,817)
Net loss attributable to non-controlling interest	22,049	—	22,049	—
Net income (loss) attributable to parent	1,550,624	(10,234,410)	(3,443,970)	(11,532,817)
Preferred stock dividend	(24,858)	(24,301)	(74,937)	(28,952)
Net income (loss) available to common stockholders	1,525,766	(10,258,711)	(3,518,907)	(11,561,769)
Accumulated other comprehensive (loss) income				—
Foreign currency translation adjustment	(67,002)	54,071	(2,085)	(30,411)

Total comprehensive income (loss)	$1,458,764	$(10,204,640)	$(3,520,992)	$(11,592,180)
Earnings (loss) per share
Basic	$0.00	$(0.01)	$(0.00)	$(0.01)
Diluted	$0.00	$(0.01)	$(0.00)	$(0.01)
Weighted average common shares outstanding
Basic	2,875,702,002	1,841,090,247	2,474,937,755	1,498,132,036
Diluted	3,996,020,553	1,841,090,247	2,474,937,755	1,498,132,036

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred		Common
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Discount to par value	Comprehensive Income	Accumulated Deficit	Non-controlling	Total
									shareholders interest
Balance as of December 31, 2020	4,000,000	$40,000	2,027,085,665	$20,270,857	$23,344,885	$(17,728,779)	$806,719	$(42,459,781)	$7,00,000	$(15,026,099)
Fair value of warrants issued to convertible debt holders	—	—	—	—	1,207,214	—	—	—	—	1,207,214
Warrants exercised	—	—	59,999,999	6,00,000	—	(510,000)	—	—	—	90,000
Conversion of convertible notes	—	—	175,763,466	1,757,635	97,000	(582,850)	—	—	—	1,271,785
Foreign currency translation	—	—	—	—	—	—	29,606	—	—	29,606
Net loss	—	—	—	—	—		—	(2,368,156)	—	(2,368,156)
Dividends accrued	—	—	—	—	—	—	—	(30,847)	—	(30,847)
Balance as of March 31, 2021	4,000,000	$40,000	2,262,849,130	$22,628,492	$24,649,099	$(18,821,629)	$836,325	$(44,858,784)	$700,000	$(14,826,497)
Fair value of warrants issued to convertible debt holders	—	—	—	—	677,700	—	—	—	—	677,700
Warrants exercised	—	—	42,353,038	423,530	—	(336,707)	—	—	—	86,823
Conversion of convertible notes	—	—	296,313,288	2,963,133	—	(1,603,511)	—	—	—	1,359,622
Foreign currency translation	—	—	—	—	—	—	35,311	—	—	35,311
Net loss	—	—	—	—	—		—	(2,626,438)	—	(2,626,438)
Dividends accrued	—	—	—	—	—	—	—	(19,232)	—	(19,232)
Balance as of June 30, 2021	4,000,000	$40,000	2,601,515,456	$26,015,155	$25,326,799	$(20,761,847)	$871,636	$(47,504,454)	$700,000	$(15,312,711)
Warrants exercised	—	—	178,272,725	1,782,727	—	(1,201,210)	—	—	—	581,517
Conversion of convertible notes	—	—	231,259,630	2,312,596	—	(1,584,729)	—	—	—	727,867
Shares issued in consideration of acquisition	—	—	100,000,000	1,000,000	—	(590,000)	—	—	—	410,000
Fair value of non-controlling interest on acquisition of subsidiary	—	—	—	—	—	—	—	—	153,333	153,333
Foreign currency translation	—	—	—	—	—	—	(67,002)	—	—	(67,002)
Net income	—	—	—	—	—		—	1,550,624	(22,049)	1,528,575
Dividends accrued	—	—	—	—	—	—	—	(24,858)	—	(24,858)
Balance as of September 30, 2021	4,000,000	$40,000	3,111,047,811	$31,110,478	$25,326,799	$(24,137,786)	$804,634	$(45,978,688)	$831,284	$(12,003,279)

	Preferred Series A		Preferred Series B		Common		Discount	Additional	Comprehensive	Accumulated	Controlling shareholders	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Capital	Income	Deficit	interest	interest	Total
Balance as of December 31, 2019	—	$—	—	$—	155,483,897	$1,554,838	$—	$23,188,527	$727,976	$(45,491,885)	$(20,020,544)	$—	$(20,020,544)
Exercise of warrants	—	—	—	—	103,000,000	1,030,000	(937,048)	—	—	—	92,952	—	92,952
Shares issued for commitment fees	—	—	—	—	2,700,000	27,000	—	138,780	—	—	165,780	—	165,780
Conversion of convertible notes	—	—	—	—	1,316,679,078	13,166,792	(12,635,787)	—	—	—	531,005	—	531,005
Foreign currency translation	—	—	—	—	—	—	—	—	(185,813)	—	(185,813)	—	(185,813)
Net loss	—	—	—	—	—	—	—	—	—	(10,338,286)	(10,338,286)	—	(10,338,286)
Balance as of March 31, 2020	—	—	—	—	1,577,862,975	15,778,630	(13,572,835)	23,327,307	542,163	(55,830,171)	(29,754,906)	(29,754,906)	—
Exercise of warrants	—	—	—	—	81,000,000	810,000	(807,084)	—	—	—	2,916	—	2,916
Conversion of convertible notes	—	—	—	—	82,227,272	822,273	(793,990)	—	—	—	28,283	—	28,283
Extinguishment of debt	—	—	400,000	400,000	—	—	(280,311)	—	—	—	119,689	700,000	819,689
Settlement of liabilities	—	—	—	—	100,000,000	1,000,000	(975,000)	—	—	—	25,000	—	25,000
Foreign currency translation	—	—	—	—	—	—	—	—	101,331	—	101,331	—	101,331
Net income	—	—	—	—	—	—	—	—	—	9,039,879	9,039,879	—	9,039,879
Preferred stock dividends accrued	—	—	—	—	—	—	—	—	—	(4,652)	(4,652)	—	(4,652)
Balance at June 30, 2020	—	—	400,000	400,000	1,841,090,247	18,410,903	(16,429,220)	23,327,307	643,494	(46,794,944)	(20,442,460)	700,000	(19,742,460)
Foreign currency translation	—	—	—	—	—	—	—	—	54,071	—	54,071	—	54,071
Net loss	—	—	—	—	—	—	—	—	—	(10,234,410)	(10,234,410)	—	(10,234,410)
Preferred stock dividends accrued	—	—	—	—	—	—	—	—	—	(24,301)	(24,301)	—	(24,301)
Balance at September 30, 2020	—	—	400,000	$400,000	1,841,090,247	$18,410,903	$(16,429,220)	$23,327,307	$697,565	$(57,053,655)	$(30,647,100)	$700,000	$(29,947,100)

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Operating activities
Net loss	$(3,466,019)	$(11,532,817)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	191,192	91,598
Gain on debt extinguishment	—	(12,683,678)
Non-cash interest accrual on escrow deposit	—	(24)
Warrant exercise	758,340	95,868
Non-cash interest converted to equity	146,174	96,754
Shares issued for services	—	165,780
Fair value of warrants granted	976,788	—
Amortization of debt discount	1,683,779	628,893
Unrealized foreign exchange gain	—	(146,385)
Derivative liability movements	(544,767)	22,850,631
Movement in receivables reserve	—	(2,734)
Non-cash deferred tax movements	(18,794)	—
Amortization of right of use asset	59,028	—
Changes in operating assets and liabilities (net of assets acquired and liabilities assumed)
Accounts receivable	(11,821)	105,561
Prepaid expenses and other current assets	130,311	(319,893)
Accounts payable and accrued liabilities	184,746	215,004
Operating lease liability	(50,475)	—
Taxes payable	37,430	—
Net cash provided by (used in) operating activities	75,912	(435,442)

Investing activities
Acquisition of subsidiary, net of cash of $60,324	10,324	—
Other investments	(450,537)	—
Acquisition of property, plant and equipment	(31,214)	—
Deposit refunded	—	5,995
Net cash (used in) provided by investing activities	(471,427)	5,995

Financing activities
Repayment of bank overdraft	—	(11,079)
Repayment of mortgage loans	(87,225)	(79,134)
Proceeds from convertible loans	1,017,700	450,000
Repayment of convertible loans	(478,389)	(72,412)
Proceeds from federal assistance loans	173,240	156,782
Proceeds from short term loans	420,449	—
Repayment of short term loans	(404,338)	—
Dividends paid	—	(14,012)
Proceeds from related party notes	—	3,174
Repayment of related party notes	(269,238)	—
Net cash provided by financing activities	372,199	433,319

Effect of exchange rate on cash	(5,003)	(2,774)

Net change in cash	(28,319)	1,098
Beginning cash balance	90,500	2,975
Ending cash balance	$62,181	$4,073

Supplemental cash flow information
Cash paid for interest	$363,251	$251,539
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Fair value of warrants issued	$1,884,914	$—
Shares issued in consideration of acquisition	$410,000	—
Conversion of convertible notes	$3,359,274	559,288
Settlement of liabilities	$—	25,000
Fair value of non-controlling interest	153,333	—

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business

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

Since June 30, 2020, the Company has been actively involved in the operation of a treatment center operated by Evernia Health Center LLC (“Evernia”) at 950 Evernia Street, West Palm Beach Florida. On July 1, 2021, the Company closed on an acquisition, purchasing 75% of the equity of American Treatment Holdings, Inc. (“ATHI”). ATHI owns 100% of the equity of Evernia. The company has been financing the operations of Evernia since June 2020. Evernia is the only treatment center of the Company.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies

Financial Reporting

The (a) unaudited condensed consolidated balance sheets as of September 30, 2021, which have been derived from the unaudited condensed consolidated financial statements, and as of December 31, 2020, which have been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021.

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

b)	Principals of consolidation and foreign currency translation

The accompanying condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. ATHI and its wholly owned subsidiary Evernia, have been consolidated since July 1, 2021. All intercompany transactions and balances have been eliminated on consolidation.

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

The relevant translation rates are as follows: For the nine months ended September 30, 2021, a closing rate of CDN$1.0000 equals US$0.7849 and an average exchange rate of CDN$1.0000 equals US$0.78937. For the nine months ended September 30, 2020, a closing rate of CAD$1.0000 equals US$0.7497 and an average exchange rate of CAD$1.0000 equals US$0.7507.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

c)	Business Combinations

The Company allocates the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.

Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

d)	Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities issued in share-based payment arrangements, determining the fair value of assets acquired, allocation of purchase price, impairment of long-lived assets, the collectability of receivables, leasing arrangements, convertible debentures, contingencies and the value of deferred taxes and related valuation allowances. Certain estimates, including evaluating the collectability of receivables and advances, could be affected by external conditions, including those unique to the Company’s industry and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from the Company’s estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

e)	Cash and cash equivalents

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

g)	Allowance for Doubtful Accounts, Contractual and Other Discounts

The Company derives the majority of its revenues from commercial payors at in-network rates. Management estimates the allowance for contractual and other discounts based on its historical collection experience. The services authorized and provided and related reimbursement are often subject to interpretation and negotiation that could result in payments that differ from the Company’s estimates. The Company’s allowance for doubtful accounts is based on historical experience, but management also takes into consideration the age of accounts, creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. An account is written off only after the Company has pursued collection efforts or otherwise determines an account to be uncollectible. Uncollectible balances are written-off against the allowance. Recoveries of previously written-off balances are credited to income when the recoveries are made.

h)	Property and equipment

Property and equipment is recorded at cost. Depreciation is calculated on the straight line basis over the estimated life of the asset.

i)	Intangible assets

Intangible assets are stated at acquisition cost less accumulated amortization, if applicable, less any adjustments for impairment losses.

Amortization is charged on a straight-line basis over the estimated remaining useful lives of the individual intangibles. Where intangibles are deemed to be impaired the Company recognizes an impairment loss measured as the difference between the estimated fair value of the intangible and its book value.

Licenses to provide substance abuse rehabilitation services are amortized over the expected life of the contract, including any anticipated renewals. The Company expects its licenses to remain in operation for a period of five years.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

j)	Leases

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

k)	Derivatives

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

l)	Financial instruments

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

m)	Related parties

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions are recorded at fair value of the goods or services exchanged.

n)	Revenue Recognition

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

Settlements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s receivables were $192,049 and $3,075 at September 30, 2021 and December 31, 2020, respectively. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount.

The Company’s revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company derives its revenues from the sale of its services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its revenue transactions:

i.	identify the contract with a customer;
ii.	identify the performance obligations in the contract;
iii.	determine the transaction price;
iv.	allocate the transaction price to performance obligations in the contract; and
v.	recognize revenue as the performance obligation is satisfied.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

o)	Income taxes

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

p)	Net income (loss) per Share

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

q)	Stock based compensation

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

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at September 30, 2021 and December 31, 2020.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $15,440,821, which includes derivative liabilities of $1,782,072, and an accumulated deficit of $45,978,688. The Company is dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from that of the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its convertible debt, mortgage loans, short term loans, third party loans and government assistance loans as of September 30, 2021. In the opinion of management, interest rate risk is assessed as moderate.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as it has subsidiaries that operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at September 30, 2021, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $4,512 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mitigate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from that of the prior year.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

s)	Recent accounting pronouncements

The FASB issued several additional updates during the period, none of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the consolidated financial statements upon adoption.

t)	Comparative and prior period disclosures

The comparative and prior period disclosed amounts presented in these unaudited condensed consolidated financial statements have been reclassified where necessary to conform to the presentation used in the current year and period.

3.	Going concern

The Company’s condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. At September 30, 2021 the Company has a working capital deficiency of $15,440,821, including derivative liabilities of $1,782,072 and accumulated deficit of $45,978,688 . Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan and generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

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

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisition of subsidiaries

On June 30, 2020, the Company entered into an agreement whereby the Company will acquire 51% of American Treatment Holdings, Inc. (“ATHI”) from The Q Global Trust (“Seller”) and Lawrence B Hawkins (“Hawkins”), which in turn owns 100% of Evernia Health Services LLC. (“Evernia”), which operates drug rehabilitation facilities. The consideration for the acquisition is a loan to be provided by the purchaser to Evernia in the amount of $500,000. As of the date of acquisition, July 1, 2021, the Company had advanced Evernia approximately $1,140,985.

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

Pursuant to the terms of the Purchase Agreement, the consideration paid for 75% of the equity of ATHI was $50,000 in cash plus the issuance of 100,000,000 shares of the Company’s common stock with a market value of $410,000 on the date of acquisition.

In terms of the agreement, the preliminary purchase price was allocated to the fair market value of tangible and intangible assets acquired and liabilities assumed as follows:

Amount
Consideration
Cash	50,000
100,000,000 shares of common stock at fair market value	410,000
Total purchase consideration	$460,000
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	60,324
Other Current assets	198,133
Property, plant and equipment	130,234
Right of use asset	1,772,560
Intangibles	1,789,903
Total assets	3,951,154
Less: liabilities assumed
Current liabilities assumed	(50,040)
Intercompany advance	(1,140,985)
Operating lease liabilities assumed	(1,836,151)
Imputed Deferred taxation on identifiable intangible acquired	(310,645)
Total liabilities	(3,337,821)
Net identifiable assets acquired and liabilities assumed	613,333
Fair value of non-controlling interest	(153,333)
$460,000

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisition of subsidiaries (continued)

The amount of revenue and earnings include in the Company’s consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2021 and the revenue and earnings of the combined entity had the acquisition date been January 1, 2020. Evernia only began operations in June 2020.

	Revenue	Earnings

Actual from July 1, 2021 to September 30, 2021	$774,577	$(88,194)

2021 Supplemental pro forma from January 1, 2021 to September 30, 2021	$2,135,092	$(3,858,099)

2020 Supplemental pro forma from inception to September 30, 2020	$255,672	$(11,969,476)

The 2021 and 2020 Supplemental pro forma earnings information was adjusted to account for amortization of intangibles on acquisition of $178,990 and $268,485, respectively.

5.	Other current assets

Other current assets includes the following:

On February 25, 2019, the Company entered into a Letter of Intent whereby it would purchase a 33.33% interest in Local Link Wellness, LLC (“LLW”) for gross proceeds of $400,000. LLW proposes to provide a comprehensive addiction treatment program to large employee groups. The Company has advanced LLW a total of $120,000 at September 30, 2021. These funds were advanced as short-term promissory notes that are immediately due and payable.

The Company has no intention to close on the purchase of LLW, and management recorded a full reserve against this advance as they believe it is not recoverable.

6.	Other investments

On June 30, 2020, the Company entered into an agreement whereby the Company will acquire 51% of Behavioral Health Holdings, Inc. (“BHHI”) from The Q Global Trust (“Seller”) and Lawrence B Hawkins, which in turn owns 100% of Peace of Mind Counseling Services, Inc. (“PMCS”), which operates drug rehabilitation facilities. The Company has decided not to pursue the acquisition of BHHI.

7.	Due on sale of business

On February 14, 2017, the Company sold its Canadian Rehab Clinic for gross proceeds of CDN$10,000,000, of which CDN$1,500,000 had been retained in an escrow account for a period of up to two years in order to guarantee the warranties provided by the Company in terms of the APA. As of September 30, 2021, CDN$1,055,042 of the escrow had been refunded to the Company and CDN$461,318 had been used to affect building improvements to the premises owned by CCH, for a total reduction of CDN$1,516,360. The remaining escrow balance was CDN$6,485 (approximately US$ 5,090).

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Property and equipment

Property and equipment consists of the following:

	September 30, 2021			December 31, 2020
	Cost	Accumulated depreciation	Net book value	Net book value
Land	$168,747	$—	$168,747	$168,866
Property	3,192,171	(576,499)	2,615,672	2,713,354
Leasehold improvements	107,566	(2,308)	105,258	—
Furniture and fittings	41,594	(1,926)	39,668	—
Vehicles	12,288	(625)	11,663	2,713,354
	$3,522,366	$(581,358)	$2,941,008	$2,882,220

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $101,696 and $91,598, respectively.

9.	Intangibles

Intangible assets consist of the Company’s preliminary estimate of the fair value of intangibles acquired with the acquisition of ATHI disclosed in Note 4 above. The Company preliminarily allocated the excess over the tangible assets acquired, less the liabilities assumed to the contract provided to the Company by a health care service provider.

Intangible assets consist of the following:

	September 30, 2021			December 31, 2020
	Cost	Accumulated amortization	Net book value	Net book value
Health care Provider license	$1,789,903	$89,495	$1,700,408	$—

The Company evaluates intangible assets for impairment on an annual basis during the last month of each year and at an interim date if indications of impairment exist. Intangible asset impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only when the fair value is less than carrying value and the impairment is deemed to be permanent in nature.

The Company recorded $89,495 in amortization expense for finite-lived assets for the three and nine months ended September 30, 2021.

10.	Leases

The Company acquired ATHI on July 1, 2021, ATHI’s wholly owned subsidiary had entered into am operating lease agreement for certain real property located at 1590 S. Congress Avenue, West Palm Beach, Florida, with effect from February 1, 2019 for a period of three years, expiring on 1 February 2022. Under the terms of the lease agreement, the lease was extended during October 2021 for a further 5 year period until 1 February 2027.

To determine the present value of minimum future lease payments for operating leases at February 1, 2019, the Company was required to estimate a rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment (the "incremental borrowing rate" or "IBR").

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the average of (i) the five year ARM interest rate as quoted by Freddie Mac adjusted for a risk premium of 20% The Company determined was 4.64% as an appropriate incremental borrowing rate to apply to its real-estate operating lease.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Leases (continued)

Right of use assets are included in the consolidated balance sheet are as follows:

	September 30, 2021	December 31, 2020
Non-current assets
Right of use assets - operating leases, net of amortization	$1,713,532	$—

Lease costs consists of the following:

	Nine Months Ended September 30,
	2021	2020

Operating lease cost	$90,386	$4,000

Other lease information:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	(87,934)	(4,000)

Weighted average remaining lease term – operating leases	5 years and 4 months	—

Discount rate – operating leases	4.64%	—%

Maturity of Leases

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2021	$79,380
2022	332,073
2023	348,677
2024	366,110
2025 and thereafter	821,823
Total undiscounted minimum future lease payments	1,948,063
Imputed interest	(162,386)
Total operating lease liability	$1,785,677

Disclosed as:
Current portion	$230,172
Non-Current portion	1,555,505
Lease liability	$1,785,677

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Taxes Payable

The taxes payable consist of:

●	A payroll tax liability of $143,309 (CDN$182,589) in Greenstone Muskoka which has not been settled as yet.
●	A GST/HST tax payable of $110,467 (CDN$140,747).
●	The Company has assets and operates businesses in Canada and is required to disclose these operations to the US taxation authorities, the requisite disclosure has not been made. Management has reserved the maximum penalty due to the IRS in terms of non-disclosure. This noncompliance with US disclosure requirements is currently being addressed. An amount of $250,000 has been accrued for any potential exposure the Company may have.

	September 30, 2021	December 31, 2020

Payroll taxes	$143,309	$143,410
HST/GST payable	110,467	73,503
US penalties due	250,000	250,000
Income tax payable	383,093	383,364
Taxes Payable	$886,869	$850,277

12.	Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity Date	Principal	Interest	Debt Discount	September 30, 2021	December 31, 2020
Leonite Capital, LLC	8.5%	—	$—	$—	$—	$—	$70,583
	12.0%	On Demand	535,866	44,831	—	580,697	147,058

First Fire Global Opportunities Fund	6.5%	October 29,2021	—	—	—	—	25,297

Auctus Fund, LLC	0.0%	On Demand	100,000	—	—	100,000	150,000
	10.0%	August 13, 2021	—	—	—	—	40,202

Labrys Fund, LP	12.0%	November 30, 2021	63,200	8,008	(10,562)	60,646	26,159
	11.0%	May 7, 2022	550,000	24,536	(330,000)	244,536	—
	11.0%	June 2, 2022	230,000	8,433	(154,383)	84,050	—

Ed Blasiak	6.5%	September 14, 2021	55,000	3,784	—	58,784	17,347

Joshua Bauman	6.5%	September 14, 2021	38,889	1,786	—	40,675	43,247

Geneva Roth Remark Holdings, Inc.	9.0%	August 29, 2021	—	—	—	—	19,238
	9.0%	October 15, 2021	—	—	—	—	6,753
	9.0%	January 3, 2022	—	—	—	—	—

Series N convertible notes	6.0%	On Demand	3,229,000	570,240	—	3,799,240	3,654,333

			$4,801,955	$661,618	$(494,945)	$4,968,628	$4,200,217

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Short-term Convertible Notes (continued)

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Short-term Convertible Notes (continued)

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

On July 12, 2020, the company entered into a debt extinguishment agreement with Leonite whereby the following occurred:

1.	The total amount outstanding under the note, including principal and interest was reduced to $150,000
2.	$700,000 of the note was converted into Series A Redeemable Preferred shares in the Company’s subsidiary, Cranberry Cove Holdings, accruing dividends at 10% per annum.
3.	$400,000 of the note was converted into series B Preferred stock in the Company for a 12 month period, mandatorily redeemable by the Company accruing dividends at 6% per annum payable in cash or stock, subject to certain conditions.
4.	The remaining balance of $150,000 will accrue interest at 8.5% per annum and is convertible into common stock and repayable in 6 monthly installments of $25,000 commencing after December 12, 2020.
5.	The existing warrants were cancelled and a new five year warrant, with a cashless exercise option, exercisable for a minimum of 326,286,847 shares of common stock and a maximum of 20% of the outstanding equity of the Company at an initial exercise price of $0.10 per share subject to adjustment based on new stock issuances or the lowest volume weighted exercise price of the stock for 30 days immediately preceding the exercise was issued to Leonite.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Short-term Convertible Notes (continued)

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

On March 3, 2021, in terms of a conversion notice, Leonite converted the principal sum of $82,681 and interest thereon of $12,319 of the Leonite Note into 97,000,000 shares of common stock at a conversion price of $0.0009 per share.

On June 1, 2021, in terms of a conversion notice, Leonite converted the principal sum of $25,084 and interest thereon of $4,166 of the Leonite Note into 30,000,000 shares of common stock at a conversion price of $0.0009 per share.

On June 10, 2021, in terms of a conversion notice, Leonite converted the principal sum of $58,908 and interest thereon of $342 of the Leonite Note into 60,000,000 shares of common stock at a conversion price of $0.0009 per share.

On September 10, 2021, in terms of a conversion notice, Leonite converted the principal sum of $59,260 and interest thereon of $1,718 of the Leonite Note into 59,259,630 shares of common stock at a conversion price of $0.0010 per share.

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 15, 2020, The Company entered into an amended agreement with Auctus whereby Auctus agreed to discharge the principal amount of the note by nine equal monthly installments of $25,000 commencing in October 2020. During the nine months ended September 30, 2021, the Company repaid Auctus the principal sum of $50,000.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Short-term Convertible Notes (continued)

Auctus Fund, LLC (continued)

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Short-term Convertible Notes (continued)

Labrys Fund, LP (continued)

On May 3, 2021, in terms of a conversion notice received by the company, Labrys converted the aggregate principal sum of $57,000 including interest thereon of $33,000 into 100,000,000 shares of common stock.

On July 7, 2021, in terms of a conversion notice received by the company, Labrys converted the aggregate principal sum of $100,800 into 112,000,000 shares of common stock.

On September 28, 2021, in terms of a conversion notice received by the company, Labrys converted the aggregate principal sum of $54,000 into 60,000,000 shares of common stock.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Short-term Convertible Notes (continued)

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

Geneva Roth Remark Holdings, Inc (continued)

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

On September 8, 2021, the Company prepaid the note issued on March 3, 2021 to Geneva Roth Remark Holdings, Inc., in the aggregate principal amount of $53,500 including interest and early settlement penalty thereon for a total payment of $72,620.

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

13.	Short term loans

LXR Biotech

On April 12, 2019, the Company, entered into a secured Promissory Note in the aggregate principal amount of CDN$133,130. The Note had a maturity date of April 11, 2020 and bears interest at the rate of six percent per annum from the date on which the Note was issued.

This note has not been repaid as yet and remains outstanding.

Leonite Capital, LLC

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

The Company repaid the note on April 19, 2021 for $28,889, after a reduction on the fees paid of $1,111.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Short term loans (continued)

Leonite Capital, LLC (continued)

Secured Promissory Notes

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

The Company repaid the note on May 3, 2021 for $46,000.

On April 30, 2021, the Company, entered into a secured Promissory Note in the aggregate principal amount of $140,000 for net proceeds of $126,000 after an original issue discount of $14,000. The Note had a maturity date of May 7, 2021 and bore interest at the rate of zero percent per annum from the date on which the Note was issued until the same became due and payable.

The Company repaid the note on May 10, 2021 for $140,000.

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

The Company repaid the note on June 4, 2021 for $70,000.

On September 15, 2021, the Company, entered into a secured Promissory Note in the aggregate principal amount of $60,000 for net proceeds of $50,000 after an original issue discount of $10,000. The Note had a maturity date of September 23, 2021 and bears interest at the rate of zero percent per annum from the date on which the Note was issued until the same became due and payable.

The note was still outstanding at September 30, 2021.

14.	Mortgage loans

Mortgage loans is disclosed as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	September 30, 2021	December 31, 2020

Cranberry Cove Holdings, Ltd.
Pace Mortgage	4.2%	July 19, 2022	$3,869,260	$4,897	$3,874,157	$3,963,781
Disclosed as follows:
Short-term portion					$3,874,157	$115,704
Long-term portion					—	3,848,077
					$3,874,157	$3,963,781

The aggregate amount outstanding is payable as follows:

Amount
Within the next twelve months	$3,874,157

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

16.	Third party loans

On April 12, 2019, Eileen Greene, a related party assigned CDN$1,000,000 of the amount owed by the Company to her, to a third party. The loan bears interest at 12% per annum which the Company agreed to pay.

During the current period the Company repaid CDN$160,000 (approximately $131,557).

17.	Derivative liability

The short-term convertible notes issued to convertible note holders disclosed in note 12 above, have variable priced conversion rights with no fixed floor price and will reprice dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $109,574 using a Black-Scholes valuation model, after taking into account the value of warrants issued to the convertible note holders.

The derivative liability is marked-to-market on a quarterly basis. As of September 30, 2021, the derivative liability was valued at $1,782,072.

The following assumptions were used in the Black-Scholes valuation model:

Nine months ended September 30, 2021

Calculated stock price	$0.0009 to $0.0055
Risk free interest rate	0.01% to 0.83%
Expected life of convertible notes and warrants	3 to 60 months
expected volatility of underlying stock	80.9% to 299.1%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	September 30, 2021	December 31, 2020

Opening balance	$4,765,387	$8,694,272
Derivative liability mark-to-market on convertible debt extinguishment	—	126,444,276
Derivative liability on revised convertible notes and warrants arising from convertible debt extinguishment	—	6,349,265
Derivative liability cancelled on debt extinguishment	(2,548,122)	(145,109,526)
Derivative liability on issued convertible notes	109,574	1,129,050
Fair value adjustments to derivative liability	(544,767)	7,258,050

Closing balance	$1,782,072	$4,765,387

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	Related party transactions

Shawn E. Leon

As of September 30, 2021 and December 31, 2020 the Company had a payable to Shawn Leon of $121,797 and $322,744, respectively. Mr. Leon is a director and CEO of the Company. The balances payable are non-interest bearing and has no fixed repayment terms.

Management fees from prior periods due to Mr. Leon amounting to $259,175, related to Mr. Leon and reflected as a payable to Mr. Leon were reversed during the current period

Due to the current financial position of the Group, Mr. Leon forfeited the management fees due to him for the three and nine months ended September 30, 2021 and for the year ended December 31, 2020.

Leon Developments, Ltd.

As of September 30, 2021 and December 31, 2020, the Company owed Leon Developments, Ltd. $929,369 and $930,307, respectively, for funds advanced to the Company.

Eileen Greene

As of September 30, 2021 and December 31, 2020, the Company owed Eileen Greene, the spouse of our CEO, Shawn Leon, $1,490,507 and $1,558,798, respectively. The amount owing to Ms. Greene is non-interest bearing and has no fixed repayment terms.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

19.	Stockholder’s deficit

a)	Common shares

Authorized and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The company has issued and outstanding 3,111,047,811 and 2,027,085,665 shares of common stock at September 30, 2021 and December 31, 2020, respectively.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	Stockholder’s deficit

a)	Common shares (continued)

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

On September 10, 2021, the Company issued 59,259,630 shares of common stock to Leonite in connection with a conversion notice received, converting principal and interest of $60,977.

On September 24, 2021, the company received a cashless warrant exercise from Labrys, exercising warrants for 91,666,666 shares for net shares of 54,999,999 shares of common stock.

On September 24, 2021, the company received a cashless warrant exercise from Labrys, exercising warrants for 60,000,000 shares for net shares of 36,939,393 shares of common stock.

b)	Series A Preferred shares

Authorized, issued and outstanding

The Company has authorized 10,000,000 Series A preferred shares with a par value of $0.01 per share. The company has issued and outstanding 4,000,000 Series A Preferred shares at September 30, 2021 and December 31, 2020, respectively.

c)	Series B Preferred shares

Authorized and outstanding

The Company has authorized 400,000 Series B preferred shares with a par value of $1.00 per share. The company has issued and outstanding 400,000 Series B Preferred shares at September 30, 2021 and December 31, 2020, respectively.

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

On September 10, 2021, the Company issued 59,259,630 shares of common stock to Leonite in connection with a conversion notice received, converting principal and interest of $60,977.

On September 24, 2021, the company received a cashless warrant exercise from Labrys, exercising warrants for 91,666,666 shares for net shares of 54,999,999 shares of common stock.

On September 24, 2021, the company received a cashless warrant exercise from Labrys, exercising warrants for 60,000,000 shares for net shares of 36,939,393 shares of common stock.

A summary of all of the Company’s warrant activity during the period from January 1, 2020 to September 30, 2021 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding as of January 1, 2020	2,566,101,248	$0.00204 to $0.12	$0.0044700
Granted	233,333,332	0.0017357	0.0017357
Adjustment due to price protection	152,017,272,726	0.0000324	0.0000324
Forfeited/cancelled	(2,366,666)	0.0300000	0.0300000
Granted in terms of debt extinguishment	326,286,847	0.000675	0.0006750
Cancelled as part of debt extinguishment	(154,300,675,861)	0.0000324	0.0000324
Exercised	(224,390,247)	0.0004	0.0004000
Outstanding as of December 31, 2020	615,561,379	$0.000675 to $0.12	0.011380
Granted	521,515,154	$0.0020500	0.002980
Forfeited/cancelled	(91,620,366)	$0.0015 to 0.12	0.030136
Exercised	(361,111,110)	$0.00150 to $0.00205	0.003291
Outstanding as of September 30, 2021	684,345,057	$0.000675 to $0.12	$0.006735

The warrants granted during the year were valued using a Black Scholes pricing model on the date of grant at $1,732,622 using the following weighted average assumptions:

Nine months ended September 30, 2021
Calculated stock price	$0.00205 to 0.0060
Risk free interest rate	0.36 to 0.80%
Expected life of warrants	60 months
expected volatility of underlying stock	221.17 to 231.3%
Expected dividend rate	0%

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	Stockholder’s deficit (continued)

d)	Warrants (continued)

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

The following table summarizes information about warrants outstanding at September 30, 2021:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.000675	326,286,847	3.78		326,286,847
$0.002050	327,070,710	4.25		327,070,710
$0.120000	30,987,500	0.42		30,987,500

	684,345,057	3.86	$0.006735	684,345,057	$0.006735

All of the warrants outstanding at September 30, 2021 are vested. The warrants outstanding at September 30, 2021 have an intrinsic value of $1,984,035.

e)	Stock options

Our board of directors adopted the Greenstone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have no issued options at September 30, 2021 under the Plan.

20.	Segment information

The Company has two reportable operating segments:

a.	Rental income from the property owned by CCH subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, these services were provided to customers at our Addiction Recovery Institute of America and Seastone of Delray operations.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.	Segment information (continued)

The segment operating results of the reportable segments for the nine months ended September 30, 2021 is disclosed as follows:

	Nine months ended September 30, 2021
	Rental Operations	In-Patient services	Total

Revenue	$278,806	$774,577	$1,053,383
Operating expenses	111,163	718,935	830,098

Operating income	167,643	55,642	223,285

Other (expense) income
Penalty on convertible debt	—	(9,240)	(9,240)
Loss on advance	—	(120,000)	(120,000)
Warrant exercise	—	(758,340)	(758,340)
Fair value of warrants granted to convertible debt holders	—	(976,788)	(976,788)
Interest expense	(173,549)	(535,387)	(708,936)
Amortization of debt discount	—	(1,683,779)	(1,683,779)
Derivative liability movement	—	544,767	544,767
Foreign exchange movements	(9,024)	13,242	4,218
Net loss before taxes	(14,930)	(3,469,883)	(3,484,813)
Taxes	—	18,794	18,794
Net loss	$(14,930)	$(3,451,089)	$(3,466,019)

The operating assets and liabilities of the reportable segments as of September 30, 2021 is as follows:

	September 30, 2021
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$—	$31,214	$31,214
Assets
Current assets	3,908	292,134	296,042
Non-current assets	2,784,419	3,575,619	6,360,038
Liabilities
Current liabilities	(5,395,477)	(10,341,386)	(15,736,863)
Non-current liabilities	(675,140)	(1,847,356)	(2,522,496)
Mandatory redeemable preferred shares	—	(400,000)	(400,000)
Intercompany balances	1,254,879	(1,254,879)	—
Net liability position	$(2,027,411)	$(9,975,868)	$(12,003,279)

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.	Segment information (continued)

The segment operating results of the reportable segments for the nine months ended September 30, 2020 is disclosed as follows:

	Nine months ended September 30, 2020
	Rental Operations	In-Patient services	Total

Revenue	$255,672	$—	$255,672
Operating expenses	103,606	286,612	390,218
Operating income (loss)	152,066	(286,612)	(134,546)

Other (expense) income
Interest income	—	629	629
Gain on debt extinguishment	—	12,683,678	12,683,678
Exercise of warrants	—	(95,868)	(95,868)
Interest expense	(185,370)	(404,368)	(589,738)
Amortization of debt discount	—	(628,892)	(628,892)
Change in fair value of derivative liability	—	(22,850,631)	(22,850,631)
Foreign exchange movements	(11,318)	93,869	82,551
Net loss before taxes	(44,622)	(11,488,195)	(11,532,817)
Taxes	—	—	—
Net loss	$(44,622)	$(11,488,195)	$(11,532,817)

 The operating assets and liabilities of the reportable segments is as follows:

	September 30, 2020
	Rental Operations	In-Patient services	Total

Assets
Current assets	$3,634	$463,893	$467,527
Non-current assets	2,786,415	—	2,786,415
Liabilities
Current liabilities	(1,361,264)	(27,474,669)	(28,835,933)
Non-current liabilities	(4,365,109)	—	(4,365,109)
Intercompany balances	1,275,437	(1,275,437)	—
Net liability position	$(1,660,887)	$(28,286,213)	$(29,947,100)

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21.	Net (loss) income per common share

For the three months ended September 30, 2021, the computation of basic and diluted earnings per share is calculated as follows:

		Number of	Per share
	Amount	shares	amount

Basic earnings per share
Net income per share available for common stockholders	$1,525,766	2,875,702,002	$0.00

Effect of dilutive securities
Warrants	—	297,205,984
Convertible debt	123,266	823,112,567

Diluted earnings per share
Net income per share available for common stockholders	$1,649,032	3,996,020,553	$0.00

For the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020, the following warrants and convertible securities were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

	Nine months ended September 30, 2021	Nine months ended September 30, 2020

Warrants to purchase shares of common stock	684,345,057	515,561,379
Convertible notes (in shares)	1,056,854,401	4,964,723,277
	1,741,199,458	5,480,284,656

22.	Commitments and contingencies

a.	Contingency related to outstanding penalties

The Company has provided for potential US penalties of $250,000 due to non-compliance with the filing of certain required returns. The actual liability may be higher due to interest and penalties assessed by these taxing authorities.

b.	Mortgage loans

The company has a mortgage loan as disclosed in note 14 above. The future commitment under this loan is as follows:

Amount
Within the next twelve months	$3,874,157

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

22.	Commitments and contingencies

c.	ATHI Option agreements

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

23.	Subsequent events

On October 1, 2021, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $95,200, for net proceeds of $85,000 before the payment of legal fees and origination fees amounting to $3,750. The note has a maturity date of October 1, 2022 and bears interest at the rate of 8.0% due immediately on the issuance ate of the note. per annum. The outstanding principal amount of the note is payable in nine monthly payments of $11,424 commencing on November 15, 2021. The note is convertible into shares of common stock upon an event of default at the election of the purchaser. The conversion price is 75% of the lowest trading price for the preceding five days prior to the date of conversion.

On October 10, 2021, in terms of a conversion notice received by the company, Labrys converted the aggregate principal sum of $55,800 into 62,000,000 shares of common stock.

On October 15, 2021, in terms of a conversion notice received by the company, Labrys converted the aggregate principal sum of $7,400 into 8,222,222 shares of common stock.

On October 19, 2021, in terms of a conversion notice, Leonite converted the principal sum of $44,444 and interest thereon of $5,302 of the Leonite Note into 50,496,728 shares of common stock.

On October 25, 2021, in terms of a conversion notice received, Joshua Bauman converted the aggregate principal sum of $37,500 and interest thereon of $1,155 into 39,405,310 shares of common stock.

On October 29, 2021, in terms of a conversion notice, Leonite converted the principal sum of $66,667 and interest thereon of $7,978 of the Leonite Note into 83,771,947 shares of common stock.

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

With effect from July 1, 2021, the operations of ATHI, which include Evernia are included in the results of operations.

For the three months ended September 30, 2021 and September 30, 2020.

Revenues

Revenues were $866,432 and $89,829 for the three months ended September 30, 2021 and 2020, respectively, an increase of $776,603 or 864.5%. The revenue from in-patient services related to Evernia was $774,577 and $0 for the three months ended September 30, 2021 and 2020, Evernia was acquired on July 1, 2021. The revenue from rental properties was $91,855 and $89,829 and included the rental escalation as per the agreement and an improvement in the currency exchange rate against the Canadian Dollar over the prior period.

Operating Expenses

Operating expenses were $747,468 and $117,276 for the three months ended September 30, 2021 and 2020, respectively, an increase of $630,192 or 537.4%. The increase is primarily due to the following:

●	Operating expenses related to ATHI and Evernia was $881,507 for the three months ended September 31, 2021, Evernia was acquired on July 1, 2021. Included in Evernia operating expenses is payroll costs of $391,277, outside contractors fees of $62,972, advertising and promotion costs of $56,607 management fees of $30,000, rental expenses of $87,874, and depreciation and amortization expenses of $94,354, which relate primarily to the amortization of intangibles.

●	General and administrative expenses, excluding ATHI and Evernia was $8,466 and $11,991 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $3,525 or 29.4%. the amount is immaterial.

●	Rent expense, excluding ATHI and Evernia was $0 and $1,500 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $1,500 or 100.0%. This amount is immaterial.

●	Management fees, excluding ATHI and Evernia was $(259,175) and $0 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $259,175 or 100.0%. Management fees accrued to payables to our CEO were reversed during the current period as these fees have not been paid for several years.

●	Professional fees, excluding ATHI and Evernia was $55,425 and $40,478 for the three months ended September 30, 2021 and 2020, respectively, an increase of $14,947 or 36.9%. The increase is primarily due to an increase in accounting fees in the current period versus the prior period.

●	Salaries and wages, excluding ATHI and Evernia was $23,946 and $31,297 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $7,351 or 23.5%, the decrease is due to a reduction in administrative personnel at corporate office.

●	Depreciation expense, excluding ATHI and Evernia was $31,604 and $32,010 for the three months ended September 30, 2021 and 2020, a decrease of $406 or 1.3%, the decrease is primarily due to fluctuations in the exchange rate as all depreciable assets are denominated in Canadian Dollars.

Operating Income (loss)

The operating income was $118,964 and the operating loss was $(27,447) for the three months ended September 30, 2021 and 2020, respectively, an increase of $146,411 or 533.4%. The improvement in operating income is due to the operating loss realized in ATHI and Evernia of $(106,930), offset primarily by the reversal of management fees of $259,175, as discussed above.

Warrant exercise

Warrant exercise was $581,516 and $0 for the three months ended September 30, 2021 and 2020, respectively, an increase of $581,516 or 100.0%. During the current period warrant holders exercised warrants for 243,939,393shares of common stock resulting in the expense of $581,516 for the issue of 178,272,725 shares of common stock, on a cashless basis.

Interest expense

Interest expense was a credit of $29,052 and a charge of $124,972 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $95,920 or 76.8, primarily due to an over accrual of interest on convertible notes in the current year prior quarters.

Amortization of debt discount

Amortization of debt discount was $333,237 and $99,202 for the three months ended September 30, 2021 and 2020, respectively, an increase of $234,035 or 235.9%. The increase is primarily due to the value of warrants and beneficial conversion features arising on new convertible debt issued during the current period. These amounts are recorded as a debt discount and amortized over the life of the convertible debt which is generally one year or less.

Derivative liability movement

The derivative liability movement was $2,091,562 and $(9,841,979) for the three months ended September 30, 2021 and 2020, respectively. The derivative liability movement represents the mark to market movements of variably priced convertible notes and warrants issued during the current and prior comparative period. The decrease in the mark to market movement of $11,933,541 was primarily due to the conversion and repayment of several convertible notes during the current period, and a reduction on the stock price, impacting favorable on the mark-to-market adjustment.

Foreign exchange movements

Foreign exchange movements was $184,956 and $(140,811) for the three months ended September 30, 2021 and 2020, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Taxation

Taxation credit was $18,794 and $0 for the three months ended September 30, 2021 and 2020, respectively, an increase in credit of $18,794 or 100.0%. The taxation charge related to the deferred tax portion of intangible assets on the acquisition of Evernia.

Net Income (loss)

Net income was $1,528,575 and a net loss of $(10,234,410) for the three months ended September 30, 2021 and 2020, respectively, a decrease of $11,933,541 or 114.9%, is primarily due to the movement in the derivative liability of $11,933,541, offset by the increase in the amortization of debt discount of $234,035, as discussed above.

For the nine months ended September 30, 2021 and September 30, 2020.

Revenues

Revenues were $1,053,383 and $255,672 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $797,711 or 312.0%. The revenue from in-patient services related to Evernia was $774,577 and $0 for the nine months ended September 30, 2021 and 2020, Evernia was acquired on July 1, 2021. The revenue from rental properties was $278,806 and $255,672 and included the rental escalation as per the agreement and an improvement in the currency exchange rate against the Canadian Dollar over the prior period.

Operating Expenses

Operating expenses were $830,098 and $390,218 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $439,880 or 112.7%. The increase is primarily due to the following:

●	Operating expenses related to ATHI and Evernia was $881,507 for the nine months ended September 31, 2021, Evernia was acquired on July 1, 2021. Included in Evernia operating expenses is payroll costs of $391,277, outside contractors fees of $62,972, advertising and promotion costs of $56,607 management fees of $30,000, rental expenses of $87,874, and depreciation and amortization expenses of $94,354, which relate primarily to the amortization of intangibles.

●	General and administrative expenses, excluding ATHI and Evernia was $22,628 and $43,805 for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $21,177 or 48.3%. The decrease is due to a concerted effort to reduce costs.

●	Rent expense, excluding ATHI and Evernia was $2,512 and $4,000 for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $1,488 or 37.2%, this amount is immaterial.

●	Professional fees, excluding ATHI and Evernia was $2,717 and $177,528 for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $174,811 or 98.5%. The decrease is primarily due to the reversal of accruals for audit fees in excess of our requirements as of September 30, 2021, and certain professional fees incurred in the prior year related to the restructure of the capital and debt structure of the business.

●	Salaries and wages, excluding ATHI and Evernia, was $83,073 and $73,287 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $9,786 or 13.4%, the increase is due to an additional employee on the corporate payroll assisting with group operations.

●	Depreciation expense, excluding ATHI and Evernia was $96,837 and $91,598 for the nine months ended September 30, 2021 and 2020, an increase of $5,239 or 5.7%, the increase is primarily due to fluctuations in the exchange rate as all depreciable assets are denominated in Canadian Dollars.

Operating income (loss)

The operating income was $223,285 and the operating loss was $(134,546) for the nine months ended September 30, 2021 and 2020, respectively, an increase of $357,831 or 266.0%. The improvement in operating income is due to the operating loss realized in Evernia of $(106,930), offset primarily by the reversal of management fees of $259,175 and a reduction in professional fees of $174,811, as discussed above.

Gain on debt extinguishment

Gain on debt extinguishment was $0 and $12,683,678 for the nine months ended September 30, 2021 and 2020, respectively. In the prior period, the company entered into several debt extinguishment agreements with convertible debt holders whereby the amounts payable and the payment terms under these convertible notes were renegotiated, this also resulted in the extinguishment of derivative liabilities related to these convertible notes.

Penalty on convertible notes

Penalty on convertible notes was $9,240 and $0 for the nine months ended September 30, 2021 and 2020, an increase of $9,240. The penalty on convertible notes relates to a fee paid for the extension of repayment dates on the Labrys note.

Loss on advance

Loss on advance was $120,000 and $0 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $120,000 or 100.0%. The company provided against funds that were advanced to Local link wellness in the prior year, which management determined to be uncollectible.

Warrant exercise

Warrant exercise was $758,340 and $95,868 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $662,472 or 691.0%. During the current period and the prior period, warrant holders exercised warrants on a cashless basis, resulting in a charge to the statement of operations. In the current period warrant holders exercised warrants for 280,625,762 shares and in the prior year 224,388,247 shares of common stock, the differential in the charge of $662,472 is due to the improvement of the share price of the company’s stock over the prior year.

Fair value of warrants granted to convertible debt holders

Fair value of warrants granted to convertible debt holders was $976,788 and $0 for the nine months ended September 30, 2021 and 2020, an increase of $976,788 or 100%. The Company granted warrants to certain convertible debt holders in terms of agreements entered into with them, whereby any debt issued subsequent to their debt on more favorable terms would result in the debt holders being entitled to the same terms as issued to the subsequent debt holders. The company issued warrants for a total of 246,464,649 shares of common stock valued using a Black Scholes valuation model.

Interest expense

Interest expense was $708,936 and $589,738 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $119,198 or 20.2%, was primarily due to: (i) the increase in the principal convertible debt outstanding of $1,192,014 over the prior period, which increase took place primarily in the second quarter of the current period and additional interest expense on the conversion of convertible debt to equity.

Amortization of debt discount

Amortization of debt discount was $1,683,779 and $628,892 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $1,054,887 or 167.7%. The increase is primarily due to the value of warrants and beneficial conversion features arising on new convertible debt issued during the current period. These amounts are recorded as a debt discount and amortized over the life of the convertible debt which is generally one year or less.

Derivative liability movement

The derivative liability movement was $544,767 and $(22,850,631) for the nine months ended September 30, 2021 and 2020, respectively. The derivative liability movement represents the mark to market movements of variably priced convertible notes and warrants issued during the current and prior comparative period. The decrease in the mark to market movement of $23,395,398 was primarily due to the improvement in the stock price in the prior period and the conversion of several convertible notes during the current period.

Foreign exchange movements

Foreign exchange movements was $4,218 and $82,551 for the nine months ended September 30, 2021 and 2020, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Taxation

Taxation credit was $18,794 and $0 for the nine months ended September 30, 2021 and 2020, respectively, an increase in credit of $18,794 or 100.0%. The taxation charge related to the deferred tax portion of intangible assets on the acquisition of Evernia.

Net loss

Net loss was $3,466,019 and $11,532,817 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $8,066,798 or 69.9%, is primarily due to the gain on debt extinguishment in the prior year offset by the derivative liability movements; and the amortization of debt discount, in the current period, as discussed above.

Contingency related to outstanding tax liabilities

The Company also has not filed certain foreign assets forms due to the US Federal Government. A provision of $250,000 was made for any potential penalties due.

Liquidity and Capital Resources

Cash generated by operating activities was $75,913 and cash used by operating activities was $(435,442) for the nine months ended September 30, 2021 and 2020, respectively, an increase of $511,355. The increase is primarily due to the following:

●	A decrease in net loss of $8,086,798

●	Offset by a decrease in the movement of non-cash items of $(7,844,962), primarily due to the gain on debt extinguishment in the prior period of $12,683,678, the movement in the amortization of debt discount of $1,054,886, the movement in the fair value of warrants granted of $976,788, the movement in warrants exercised of $662,473, offset by the movement in derivative liabilities of $(23,395,398).

●	Working capital movements increased by $289,519, primarily due to decrease in movements of prepaid expenses of $333,531, offset by the increase in movements of accounts receivable of $117,382.

Cash used in investing activities was $471,427 and cash released from investing activities was $5,995 for the nine months ended September 30, 2021 and 2020, respectively, the increase is attributable to the advances made to Evernia of $450,537, in the form of repayable balances, prior to the acquisition of ATHI by the Company, the net cash received on the acquisition of Evernia of $10,324, with cash balances of $60,324, offsetting the cash paid on acquisition of $50,000 and the purchase of property, plant and equipment of $31,214.

Cash provided by financing was $372,199 and $433,319 for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $61,120. The decrease is due to the net increase in convertible note movements of $161,723, the increase in movements of funding of short term loans of $16,111, offset by the movement in related party notes of $272,412.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 10, 2021, the Company issued 59,259,630 shares of common stock to Leonite in connection with a conversion notice received, converting principal and interest of $60,977.

On September 15, 2021, the Company, entered into a secured Promissory Note in the aggregate principal amount of $60,000 for net proceeds of $50,000 after an original issue discount of $10,000. The Note had a maturity date of September 23, 2021 and bears interest at the rate of zero percent per annum from the date on which the Note was issued until the same became due and payable.

On September 24, 2021, the company received a cashless warrant exercise from Labrys, exercising warrants for 91,666,666 shares for net shares of 54,999,999 shares of common stock.

On September 24, 2021, the company received a cashless warrant exercise from Labrys, exercising warrants for 60,000,000 shares for net shares of 36,939,393 shares of common stock.

On October 1, 2021, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $95,200, for net proceeds of $85,000 before the payment of legal fees and origination fees amounting to $3,750. The note has a maturity date of October 1, 2022 and bears interest at the rate of 8.0% due immediately on the issuance ate of the note. per annum. The outstanding principal amount of the note is payable in nine monthly payments of $11,424 commencing on November 15, 2021. The note is convertible into shares of common stock upon an event of default at the election of the purchaser. The conversion price is 75% of the lowest trading price for the preceding five days prior to the date of conversion.

On October 10, 2021, in terms of a conversion notice received by the company, Labrys converted the aggregate principal sum of $55,800 into 62,000,000 shares of common stock.

On October 15, 2021, in terms of a conversion notice received by the company, Labrys converted the aggregate principal sum of $7,400 into 8,222,222 shares of common stock.

On October 19, 2021, in terms of a conversion notice, Leonite converted the principal sum of $44,444 and interest thereon of $5,302 of the Leonite Note into 50,496,728 shares of common stock.

On October 25, 2021, in terms of a conversion notice received, Joshua Bauman converted the aggregate principal sum of $37,500 and interest thereon of $1,155 into 39,405,310 shares of common stock.

On October 29, 2021, in terms of a conversion notice, Leonite converted the principal sum of $66,667 and interest thereon of $7,978 of the Leonite Note into 83,771,947 shares of common stock.

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

Date: November 22, 2021

By:/s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	November 22, 2021
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	November 22, 2021
John O’Bireck

/s/ Gerald T. Miller	Director	November 22, 2021