Form 10-K
period 2021-12-31
ETHEMA HEALTH Corp
filed 2022-04-14
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2021, based on a closing share price of $0.0044 was approximately $12,207,271.

As of April 13, 2022, the registrant had 3,729,053,805 shares of its common stock, par value $0.01 per share, outstanding.

ETHEMA HEALTH CORPORATION

YEAR ENDED DECEMBER 31, 2021

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

The Asset Purchase Agreement and Lease

Under the APA, the assets of GreeneStone Muskoka were sold by the Company, through its subsidiary, GreeneStone Muskoka, to Canadian Addiction Residential Treatment LP (the “Purchaser” or “CART”), for a total consideration of CDN$10,000,000. The proceeds of the GreeneStone Muskoka asset sale were used to pay down certain tax debts and operational costs of the Company and to fund the Florida Purchase, mentioned below.

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

The Florida Purchases and Business

Immediately after closing on the sale of the assets of GreeneStone Muskoka, the Company closed on the acquisition of the business and real estate assets of Seastone Delray pursuant to certain real estate and asset purchase agreements. This business is operated through its wholly owned subsidiary, Addiction Recovery Institute of America, LLC (“ARIA”). The purchase price for the ARIA assets was US$6,070,000 financed with a purchase money mortgage of US$3,000,000, and US$3,070,000 in cash.

On April 4, 2017 the Company changed its Corporate name from Greenestone Healthcare Corporation to Ethema Health Corporation.

On November 2, 2017, the Company entered into an Agreement to purchase from AREP 5400 East Avenue LLC (“the Landlord”) certain buildings in West Palm Beach, Florida, totaling approximately 80,000 square feet, on which the Company planned to operate a substance abuse treatment center. The purchase price of the Property was $20,530,000. The Company made a series of nonrefundable down payments totaling $2,940,546 in 2017 and 2018. The Company could not get the necessary financing to close on the deal.

On May 23, 2018, the Company converted the agreement to purchase the buildings from the Landlord into a real property lease agreement with a purchase option. The lease was for an initial 10 years and provided for two additional 10 year extensions.

In June 2018, the Company moved its ARIA operations into the West Palm Beach properties and in September 2018 received a license to operate in-patient detoxification and residential treatment services.

In June of 2019, the Company and the Landlord wished to proceed with marketing the property for sale and agreed to convert the long term lease into a month to month lease for a reduced amount of space.

The Company once again had an opportunity to purchase the property in October of 2019 but could not arrange for sufficient financing to complete the purchase and the Landlord subsequently entered into a conditional agreement with another purchaser and on December 20, 2019, the Company entered into an agreement with the landlord to terminate the lease agreement on January 31, 2020.

On June 30, 2020, the Company entered into an agreement (“the Stock Purchase Agreement”), whereby the Company agreed to acquire 51% of American Treatment Holdings, Inc. (“ATHI”) from The Q Global Trust (“Seller”) and Lawrence B Hawkins (“Hawkins”), which owned 100% of Evernia Health Services LLC. (“Evernia”), which operates drug rehabilitation facilities. The consideration for the acquisition was a loan to be provided by the Company to Evernia in the amount of $500,000.

The Company originally had a 180 day option, to purchase an additional 9% of ETHI for a purchase consideration of $50,000. On April 28, 2021, the Stock Purchase Agreement was amended whereby the option to purchase an additional 9% of ATHI for $50,000 was amended to purchase an additional 24%, an increase of 15% over the prior option, for 100,000,000 shares of common stock and $50,000. The remaining condition to closing, the receipt of approval for the change of ownership of the license from the Department of Children and Family Services of Florida, was satisfied by probationary approval, which was received on June 30, 2021. The Company exercised the option and issued the 100,000,000 shares of common stock, resulting in the Company owning 75% of ATHI..

Corporate Structure

The Company consists of the following entities:

·	Ethema Health Corporation (Parent company);

Ethema is the publicly traded investment holding company, registered in Colorado, U.S.

·	Cranberry Cove Holdings, Ltd, a Canadian registered company (wholly owned);

CCH owns and leases the property on which CART operates an addiction treatment center.

·	Addiction Recovery Institute of America, LLC, a US registered company (wholly owned);

ARIA operated a treatment center in Delray Beach, Florida out of premises which it had acquired in February 2017. The treatment center was relocated and was operated out of leased premises in West Palm Beach Florida.

·	Delray Andrews RE, LLC (“DARE”), a US registered company (wholly owned and dormant);

DARE has remained dormant since inception.

·	GreeneStone Clinic Muskoka Inc., a Canadian registered company (wholly owned);

Muskoka previously owned and operated the addiction treatment center in Canada which was sold to CART.

·	American Treatment Holdings, Inc, a US registered company (75% owned);

ATHI owns 100% of the members interest of Evernia. Ethema has been financing the operations of Evernia since June 2020.

·	Evernia Health Center, a US registered company.

Evernia operates a treatment center in West Palm Beach Florida and is a wholly owned subsidiary of ATHI which was acquired by Ethema effective July 1, 2021. The Company has been actively involved in the operation of this treatment center since June 30, 2020.

Employees

As of December 31, 2021, Ethema had 46 employees.

Marketing

The addiction treatment business in the USA operates as an insured healthcare service. Our marketing efforts are long-term processes of establishing relationships with relevant professionals and our treatment staff. We use industry specific conferences and functions to network with these professionals.

Through Evernia, the Company has an in-network relationship with a single large health care provider and the majority of the Company’s clients are sourced from this health care provider.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

Ethema Executive Offices

The Company’s executive offices are located at 1590 S. Congress Avenue, West Palm Beach, Florida, 33406.

West Palm Beach Treatment Operations

The Company, through its acquisition of ATHI, effectively acquired a 75% of the Evernia treatment facility located at 950 Evernia Street, West Palm Beach Florida. The Company has been actively involved in the operation of the Evernia treatment facility since June 2020.

Muskoka Treatment Facility

The Muskoka Treatment Facility is located in Bala, Ontario, 3571 Highway 169. The property is 43 acres and contains approximately 48,000 square feet of buildings. The property is wholly owned by CCH and has been leased to CART for an initial term of five years, which ended on February 28, 2022. The tenant exercised its option to extend the lease term for an additional five years. The lease gives the tenant an option to extend for two additional five (5) year terms, an option to purchase the property at any time for a purchase price of CDN$7,000,000 in the first thirty six (36) months of the term and thereafter at a purchase price increased by CDN$1,500,000 for each successive year up to a maximum of CDN$10,000,000, and a right of first refusal in the event of a sale to a third party.

Item 3. Legal Proceedings.

A suit, claiming past due rent was filed against the Company in March 2020 for rent of a storage warehouse, the warehouse was abandoned during March 2020. The rental expense was accrued in our records for $12,293 as of December 31, 2021.

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

From March 2012 to January 2020, our common stock had been traded on the OTCQB markets under the symbol “GRST”, in January 2020, the stock was downgraded to the OTC Pink Sheets market.

The last reported sale price of our common stock on the OTC Pink on April 13, 2022, was $0.0007 per share. As of April 13, 2022, there were approximately 155 holders of record of our common stock.

Dividend Policy

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our Board of Directors at their discretion, subject to certain limitations imposed under Colorado corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Equity Compensation Plan Information

See Item 11 - Executive Compensation for equity compensation plan information.

Recent Sales of Unregistered Securities

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the year ended December 31, 2021 in transactions that were not registered under the Securities Act.

On January 8, 2021, the Company issued 78,763,466 shares of common stock to Leonite Capital, LP (“Leonite”), in connection with a conversion notice received, converting principal and interest of $70,137.

On March 3, 2021, the Company issued 97,000,000 shares of common stock to Leonite in connection with a conversion notice received, converting principal and interest of $95,000.

On March 9, 2021, the Company received notification of exercise of warrants for 66,666,666 shares on a cashless basis from Auctus Fund, LLC (“Auctus”), resulting in the issuance of 59,999,999 shares of common stock valued on the date of issuance at $90,000.

On May 3, 2021, the Company issued 100,000,000 shares of common stock to Labrys Fund LP (“Labrys”) in connection with a conversion notice received, converting principal and interest of $90,000.

On May 13 2021, the Company received notification of exercise of warrants for 50,505,051 shares on a cashless basis from First Fire Global Opportunities Fund, resulting in the issuance of 42,353,038 shares of common stock valued on the date of issuance at $86,824.

 On June 1, 2021, the Company issued 30,000,000 shares of common stock to Leonite in connection with a conversion notice received, converting principal and interest of $29,250.

On June 8, 2021, the Company issued 106,313,288 shares of common stock to Joshua Bauman in connection with a conversion notice received, converting principal and interest of $105,563.

On June 10, 2021, the Company issued 60,000,000 shares of common stock to Leonite in connection with a conversion notice received, converting principal and interest of $59,250.

On July 1, 2021, in terms of the amendment to the stock Purchase Agreement entered into on June 30, 2020 between the Company, the Q Global Trust, LLC, and American Treatment Holdings, the Company issued 100,000,000 shares of common stock thereby closing the transaction and acquiring a 75% interest in ATHI.

On July 7, 2021, in terms of a conversion notice received by the Company, Labrys converted the aggregate principal sum of $100,800 into 112,000,000 shares of common stock.

On August 6, 2021, the Company received a cashless warrant exercise from Labrys, exercising warrants for 100,000,000 shares, resulting in the issuance of 86,333,333 shares of common stock valued on the date of issuance at $176,983.

On September 10, 2021, the Company issued 59,259,630 shares of common stock to Leonite in connection with a conversion notice received, converting principal and interest of $60,977.

On September 24, 2021, the company received a cashless warrant exercise from Labrys, exercising warrants for 91,666,666 shares, resulting in the issuance of 54,999,999 shares of common stock valued on the date of issuance at $242,000.

On September 24, 2021, the company received a cashless warrant exercise from Labrys, exercising warrants for 60,000,000 shares, resulting in the issuance of 36,939,393 shares of common stock valued on the date of issuance at $162,533.

On September 28, 2021, the Company issued 60,000,000 shares of common stock to Labrys in connection with a conversion notice received, converting principal of $54,000.

On October 8, 2021, in terms of a conversion notice received by the company, Labrys converted the aggregate principal sum of $55,800 into 62,000,000 shares of common stock.

On October 15, 2021, in terms of a conversion notice received by the company, Labrys converted the aggregate principal sum of $7,400 into 8,222,222 shares of common stock.

On October 19, 2021, the Company issued 50,496,728 shares of common stock to Leonite in connection with a conversion notice received, converting principal and interest of $49,747.

On October 25, 2021, the Company issued 39,405,310 shares of common stock to Joshua Bauman in connection with a conversion notice received, converting principal and interest of $38,655.

On October 29, 2021, the Company issued 83,771,947 shares of common stock to Leonite in connection with a conversion notice received, converting principal and interest of $83,022.

On November 22, 2021, the Company issued 58,427,091 shares of common stock to Leonite in connection with a conversion notice received, converting principal and interest of $57,677.

On November 23, 2021, in terms of a conversion notice received by the company, Labrys converted the aggregate principal sum of $6,329 and interest of $60,500 into 75,000,000 shares of common stock.

On December 13, 2021, in terms of a conversion notice received by the company, Leonite converted the aggregate principal and interest amount of $89,933 into 90,682,696 shares of common stock.

Penny Stock

The U.S. Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws. (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

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

Item 6. Reserved

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the company’s consolidated financial statements and accompanying notes to the consolidated financial statements for the year ended December 31, 2021.

Results of operations for the year ended December 31, 2021 and the year ended December 31, 2020.

Revenue

Revenue was $1,942,588 and $338,996 for the years ended December 31, 2021 and 2020, respectively, an increase of $1,603,592 or 473.0%.

Revenue from patient treatment was $1,568,071 and $0 for the years ended December 31, 2021 and 2020, respectively, an increase of $1,568,071 or 100.0%. The increase is due to the acquisition of Evernia, a West Palm Beach based treatment facility, on July 1, 2021.

Revenue from rental income was $374,517 and $338,996 for the years ended December 31, 2021 and 2020, respectively, an increase of $35,521 or 10.5%, the increase is primarily due to the contractual increase in rental income..

Operating Expenses

Operating expenses was $1,940,483 and $502,340 for the years ended December 31, 2021 and 2020, respectively, an increase of $1,438,143 or 286.3%. The increase in operating expenses is attributable to:

●	General and administrative expenses of $531,391 and $55,756 for the years ended December 31, 2021 and 2020, respectively, an increase of $475,635 or 853.1%. The increase is due to the acquisition of the Evernia treatment facility effective July 1, 2021, including contractor costs of $198,526, advertising costs of $89,500 and $96,346 in meals for patients.

●	Rent expense was $178,679 and $5,512 for the years ended December 31, 2021 and 2020, an increase of $173,167 or 3,141.6%, due to the acquisition of Evernia, effective July 1, 2021, which leases a property in West Palm Beach, Florida.

●	Management fees was $60,000 and $0 for the years ended December 31, 2021 and 2020, respectively, an increase of $60,000 or 100.0%. Management fees for the current period represent management fees paid to the minority holder in ATHI.
7

●	Professional fees were $132,275 and $231,264 for the years ended December 31, 2021 and 2020, respectively, a decrease of $98,989 or 42.8%. The decrease is primarily due to consulting fees that were paid to two individuals in the prior year who had assisted with business development efforts.

●	Salaries and wages was $712,787 and $88,532 for the years ended December 31, 2021 and 2020, respectively, an increase of $624,255 or 705.1%. The increase is due to the acquisition of the Evernia treatment facility effective July 1, 2021.

●	Depreciation expense was $325,351 and $121,276 for the years ended December 31, 2021 and 2020, respectively, an increase of $204,075 or 168.3%. The increase in the depreciation charge was due to the acquisition of Evernia, including the amortization of the health care provider license amounting to $178,990.

Operating profit (loss)

The operating profit was $2,105 and the operating loss was $(163,344) for the years ended December 31, 2021 and 2020, respectively, an increase of $165,449 or 101.3%. The increase is attributable to the acquisition of Evernia on July 1, 2021, which resulted in increased revenue primarily due to patients obtained from the health care provider license which Evernia has secured.

Other income

Other income was $273,373 and $1,183 for the years ended December 31, 2021 and 2020, respectively. Other income includes; (i) the reversal of a $250,000 provision raised for rental expenses on a previous property leased by the Company which has, subsequently been disposed of by the Landlord, and (ii) a financial inducement granted to the Company by the Evernia landlord.

Forgiveness of government relief loan

Forgiveness of government relief loan was $156,782 and $0 for the years ended December 31, 2021 and 2020, respectively, an increase of $156,782 or 100.0%. The company had met all requirements for forgiveness of one of its Covid-19 government relief loans and the loan forgiveness was recorded during the fourth quarter.

Gain on debt extinguishment

Gain on debt extinguishment was $0 and $12,601,823 for the years ended December 31, 2021 and 2020, respectively. In the prior year, the company entered into several debt extinguishment agreements with convertible debt holders whereby the amounts payable and the payment terms under these convertible notes were renegotiated, this also resulted in the extinguishment of derivative liabilities related to these convertible notes.

Gain on sale of assets

The Gain on sale of assets was $0 and $36,470 for the years ended December 31, 2021 and 2020, respectively. The gain in the prior year represented an over-accrual for expenses relating to the disposal of the Delray Beach properties.

Loss on advance

Loss on advance was $120,000 and $0 for the years ended December 31, 2021 and 2020, respectively, an increase of $120,000 or 100.0%. The company advanced funds to Local link wellness in the prior year, which were deemed to be uncollectible in 2021.

Warrants exercised

Warrant exercise was $0 and $95,868 for the years ended December 31, 2021 and 2020, respectively, a decrease of $95,868 or 100.0%. In the prior year warrants were exercised for 184,000,000 shares of common stock

Fair value of warrants granted to convertible debt holders

Fair value of warrants granted to convertible debt holders was $854,140 and $0 for the years ended December 31, 2021 and 2020, an increase of $854,140 or 100%. The Company granted warrants to certain convertible debt holders in terms of agreements entered into with them, whereby any debt issued subsequent to their debt on more favorable terms would result in the debt holders being entitled to the same terms as issued to the subsequent debt holders. The company issued warrants for a total of 195,963,598 shares of common stock which was valued using a Black Scholes valuation model.

Penalty on convertible notes

Penalty on convertible notes was $9,240 and $0 for the years ended December 31, 2021 and 2020, an increase of $9,240. The penalty on convertible notes relates to a fee paid for the extension of repayment dates on the Labrys note.

Interest income

Interest income was $0 and $629 for the years ended December 31, 2021 and 2020 respectively, a decrease of $629 or 100.0%. The interest income is immaterial.

Interest expense

Interest expense was $829,525 and $676,634 for the years ended December 31, 2021 and 2020, respectively, an increase of $152,891 or 22.6%, primarily due to the increase in convertible note funding during the current year.

Debt discount

Debt discount was $1,965,551 and $861,657 for the years ended December 31, 2021 and 2020, respectively, an increase of $1,103,894 or 128.1%. The increase is primarily due to new convertible notes issued during the current year and the amortization of loans entered into during the second half of the prior year.

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

Foreign exchange movements

Foreign exchange movements was $(34,301) and $(175,500) for the years ended December 31, 2021 and 2020, respectively and represents the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net (loss) income before taxation

Net loss was $(1,854,306) and net income was $3,084,992 for the years ended December 31, 2021 and 2020, respectively, a decrease of $4,939,298 or 160.1%. The decrease is primarily due to the fair value of the warrants granted, the debt discount amortization, and the prior year gain on debt extinguishment, offset by the derivative liability movements, as discussed above.

Taxation

Taxation credit was $280,903 and $0 for the years ended December 31, 2021 and 2020, respectively an increase of $280,903 or 100.0%. the tax credit arose due to the reversal of prior years’ accrual for $250,000 in penalty tax for non-disclosure of foreign entities in the US tax return, a deferred tax movement of $37,588 on the amortization of licenses which arose on the acquisition of ATHI and Evernia, and a small tax provision on profits realized on the ATHI and Evernia results.

Net (loss) income

Net loss was $(1,573,403) and net income was $3,084,992 for the years ended December 31, 2021 and 2020, respectively, a decrease of $4,658,395 or 151.0%. The decrease is primarily due to the reasons discussed above.

Liquidity and Capital Resources

Cash used in operating activities was $85,567 and $101,970 for the years ended December 31, 2021 and 2020, respectively a decrease of $16,403 or 16.1%. The decrease is primarily due to the following:

●	The increase in net loss of $4.7 million, as discussed above.
●	The increase in non-cash movements of $5.31 million, primarily due to the movement on the gain on debt extinguishment of $12.6 million, the increase in the movement on the amortization of debt discount of $1,1 million, and the increase in the movement of fair value of warrants granted of $0.9 million, offset by the net movement in derivative liabilities of $9.1 million.
●	The absorption of cash into working capital of $0.6 million during the current year, primarily due to the acquisition of Evernia and ATHI on July 1, 2021.

Cash used in investing activities was $0.6 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively. We invested $0.5 million (2020 - $0.7 million) in the Evernia treatment facility based in West Palm Beach, prior to acquisition. We also purchased property and equipment of $0.1million, primarily to support the Evernia operation during the current year.

Cash generated by financing activities was $0.6 million and $0.9 million for the years ended December 31, 2021 and 200, respectively. During the current year we raised $1.2 million and repaid $0.5 million in convertible notes, primarily to fund the Evernia operations.

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

To the Board of Directors and

Stockholders of Ethema Health Corporation

West Palm Beach, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of Ethema Health Corporation (the “Company”) at December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows for each of the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company had accumulated deficit of approximately $44.7 million and negative working capital of approximately $13.2 million at December 31, 2021, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Sunrise, Florida

April 14, 2022
229

ETHEMA HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS

Current assets
Cash	$48,822	$90,500
Accounts receivable, net	176,011	3,075
Prepaid expenses	29,731	19,190
Other current assets	17,235	131,938
Other investments	—	690,449
Total current assets	271,799	935,152
Non-current assets
Due on sale of subsidiary	5,115	5,094
Property and equipment	3,012,663	2,882,220
Intangible assets, net	1,610,913	—
Right of use assets	1,653,816	—
Total non-current assets	6,282,507	2,887,314
Total assets	$6,554,306	$3,822,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$438,482	$833,615
Taxes payable	658,836	850,277
Convertible loans, net of discounts	4,891,938	4,200,217
Short term loans	122,167	115,375
Mortgage loans	3,864,312	115,704
Government assistance loans	157,367	156,782
Operating lease liability	241,083	—
Finance lease liability	7,386	—
Derivative liability	515,901	4,765,387
Accrued dividends	105,049	15,594
Related party payables	2,514,281	2,811,849
Total current liabilities	13,516,802	13,864,800
Non-current liabilities
Government assistance loans	47,326	31,417
Deferred taxation	273,057	—
Third party loans	646,176	704,271
Operating lease liability	1,493,431	—
Finance lease liability	32,895	—
Mortgage loans, net of current portion	—	3,848,077
Total non-current liabilities	2,492,885	4,583,765
Total liabilities	16,009,687	18,448,565

Preferred stock - Series B; $1.00 par value, 10,000,000 authorized, 400,000 shares outstanding as of December 31, 2021 and 2020.	400,000	400,000

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 10,000,000 authorized, 4,000,000 shares outstanding at December 31, 2021 and 2020.	40,000	40,000
Common stock - $0.01 par value, 10,000,000,000 shares authorized; 3,579,053,805 and 2,207,085,665 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	35,790,539	20,270,857
Additional paid-in capital	22,791,350	23,344,885
Discount for shares issued below par value	(26,013,367)	(17,728,779
Accumulated other comprehensive income	816,532	806,719
Accumulated deficit	(44,103,311)	(42,459,781
Stockholders’ deficit attributable to Ethema Health Corporation stockholders’	(10,678,257)	(15,726,099
Non-controlling interest	822,876	700,000
Total stockholders’ deficit	(9,855,381)	(15,026,099
Total liabilities and stockholders’ deficit	$6,554,306	$3,822,466

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

	Year ended December 31, 2021	Year ended December 31, 2020

Revenues	$1,942,588	$338,996

Operating expenses
General and administrative	531,391	55,756
Rent expense	178,679	5,512
Management fees	60,000	—
Professional fees	132,275	231,264
Salaries and wages	712,787	88,532
Depreciation expense	325,351	121,276
Total operating expenses	1,940,483	502,340

Operating profit (loss)	2,105	(163,344)

Other (expense) income
Other income	273,373	1,183
Forgiveness of government relief loan	156,782	—
Gain on debt extinguishment	—	12,601,823
Gain on sale of assets	—	36,470
Loss on advance	(120,000)	—
Warrants exercised	—	(95,868)
Fair value of warrants granted to convertible note holders	(854,140)	—
Penalty on convertible notes	(9,240)	—
Interest income	—	629
Interest expense	(829,525)	(676,634)
Debt discount	(1,965,551)	(861,657)
Derivative liability movement	1,526,191	(7,582,110)
Foreign exchange movements	(34,301)	(175,500)
Net (loss) income before taxation	(1,854,306)	3,084,992
Taxation	280,903	—
Net (loss) income	(1,573,403)	3,084,992
Net loss attributable to non-controlling interest	30,457	—
Net (loss) income attributable to Ethema Health Corporation Stockholders’	(1,542,946)	3,084,992
Preferred stock dividend	(100,584)	(52,888)
Net (loss) income available to common shareholders of Ethema Health Corporation	(1,643,530)	3,032,104
Accumulated other comprehensive income
Foreign currency translation adjustment	9,813	78,743

Total comprehensive (loss) income	$(1,633,717)	$3,110,847

Basic (loss) income per common share	$0.00	$0.00
Diluted (loss) income per common share	$0.00	$0.00
Weighted average common shares outstanding – Basic	2,701,590,443	1,594,016,327
Weighted average common shares outstanding – Diluted	2,701,590,443	2,045,373,732

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred				Common				Additional Paid	Discount	Comprehe	Accumul	Non-controlling
	Shares		Amount		Shares		Amount		in Capital	to par value	nsive Income	ated Deficit	ders interest	Total

Balance as of December 31, 2019		—		$—		155,483,897		$1,554,838	$23,188,527	$—	$727,976	$(45,491,885)	—	$(20,020,544)
Shares issued for commitment fees		—		—		2,700,000		27,000	138,780	—	—	—	—	165,780
Warrants exercised		—		—		184,000,000		1,840,000	—	(1,744,132)	—	—	—	95,868
Conversion of convertible notes		—		—		1,586,659,618		15,866,597	—	(14,729,336)	—	—	—	1,137,261
Settlement of liabilities		—		—		100,000,000		1,000,000	—	(1,255,311)	—	—	700,000	444,689
Settlement of liabilities, related party		4,000,000		40,000		—		—	—	—	—	—	—	40,000
Cancelation of shares		—		—		(1,757,850)		(17,578)	17,578	—	—	—	—	—
Foreign currency translation		—		—		—		—	—	—	78,743	—	—	78,743
Net income		—		—		—		—	—		—	3,084,992	—	3,084,992
Dividends accrued		—		—		—		—	—	—	—	(52,888)	—	(52,888)
Balance as of December 31, 2020		4,000,000		$40,000		2,027,085,665		$20,270,857	$23,344,885	$(17,728,779)	$806,719	$(42,459,781)	700,000	$(15,026,099)
Warrants exercised		—		—		280,625,762		2,806,258	(2,806,258)	—	—	—	—	—
Shares issued in consideration of acquisition of subsidiary		—		—		100,000,000		1,000,000	—	(590,000)	—	—	—	410,000
Fair value of non-controlling interest on acquisition of subsidiary		—		—		—		—	—	—	—	—	153,333	153,333
Conversion of convertible notes		—		—		1,171,342,378		11,713,424	97,000	(7,694,588)	—	—	—	4,115,836
Fair value of warrants issued to convertible debt holders		—		—		—		—	1,762,266	—	—	—	—	1,762,266
Fair value of beneficial conversion feature of convertible debt issued		—		—		—		—	133,750	—	—	—	—	133,750
Foreign currency translation		—		—		—		—	—	—	9,813	—	—	9,813
Transactions with related parties		—		—		—		—	259,707	—	—	—	—	259,707
Net loss		—		—		—		—	—		—	(1,542,946)	(30,457)	(1,573,403)
Dividends accrued		—		—		—		—	—	—	—	(100,584)	—	(100,584)
	4,000,000		$40,000		3,579,053,805		35,790,539		22,791,350	(26,013,367)	816,532	(44,103,311)	822,876	(9,855,381)

The accompanying notes are an integral part of the consolidated financial statement

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2021	Year ended December 31, 2020
Operating activities
Net (loss) income	$(1,573,403)	$3,084,992
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	325,350	121,276
Fair value of warrants granted	854,140	—
Gain on debt extinguishment	—	(12,601,823)
Gain on disposal of property	—	(36,470)
Forgiveness of federal relief loan	(156,782)	—
Stock based compensation for services	—	165,780
Amortization of debt discount	1,960,551	861,657
Derivative liability movements	(1,526,191)	7,582,110
Non-cash interest converted to equity	90,144	45,208
Non-cash interest income	—	(23)
Exercise of warrants	—	95,868
Amortization of right of use asset	118,745	—
Deferred taxation movement	(37,588)	—
Unrealized foreign exchange loss	—	141,927
Movement in bad debt reserve	—	(2,734)
Changes in operating assets and liabilities
Accounts receivable	4,267	105,561
Prepaid expenses	10,461	1,521
Other current assets	114,704	(11,938)
Accounts payable and accrued liabilities	25,108	301,035
Operating lease liabilities	(101,637)	—
Taxes payable	(193,436)	44,083
Net cash used in operating activities	(85,567)	(101,970)
Investing activities
Acquisition of subsidiary, net of cash	10,324	—
Deposits refunded	—	5,995
Other investments	(450,537)	(690,449)
Purchase of property and equipment	(132,832)	—
Net cash used in investing activities	(573,045)	(684,454)

Financing activities
Decrease in bank overdraft	—	(11,079)
Repayment of mortgage	(117,515)	(105,952)
Proceeds from convertible notes	1,232,700	1,129,050
Repayment of convertible notes	(499,544)	(210,600)
Proceeds from promissory notes	420,449	—
Repayment of promissory notes	(464,338)	(150,583)
Proceeds from government assistance loans	173,322	186,600
Preferred stock dividends paid	(24,000)	(37,818)
Repayment of third party loans	(127,640)	—
Proceeds from finance leases	43,449	—
Repayment of finance leases	(3,168)	—
(Repayment) Proceeds from related party notes	(43,520)	54,401
Net cash provided by financing activities	590,195	854,019

Effect of exchange rate on cash	26,739	19,930

Net change in cash	(41,678)	87,525
Beginning cash balance	90,500	2,975
Ending cash balance	$48,822	$90,500

Supplemental cash flow information
Cash paid for interest	$281,153	$180,668
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Fair value of warrant issued	$1,762,266	$—
Shares issued in consideration of acquisition of subsidiary	$410,000	$—
Conversion of convertible notes	$4,115,836	$1,137,261
Conversion of related party payable to common stock	$—	$25,000
Conversion of related party payable to Series A Preferred stock	$—	$40,000
Settlement of liabilities	$—	$844,689
Fair value of non-controlling interest	$153,333	$—

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business

Since 2010, the Company has operated addiction treatment centers. Initially the Company operated an addiction treatment center in Ontario Canada under its Greenestone Muskoka clinic, which was sold on February 14, 2017. Simultaneously with this sale the Company purchased buildings and operated an addiction treatment center in Delray Beach Florida under its Addiction recovery Institute of America subsidiary with a license obtained in December 2016, initially though owned properties in Delray Beach and subsequently though leased properties in West Palm Beach, Florida. Since June 30, 2020, the Company has been actively involved in the management of a treatment center operated by Evernia in West Palm Beach Florida. On July 1, 2021, the Company closed on the acquisition of 75% of ATHI, which owns 100% of Evernia, once the probationary approval of a license was obtained from the Department of Children and Family Services of Florida. Evernia is the only active treatment center operated by the Company.

The Company also owns the real estate on which its Greenstone Muskoka clinic operated. The current tenant operates an addiction treatment center on these premises. The Company collects rent on this property, which is treated as a separate business segment.

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

Certain of the Company’s subsidiaries functional currency is the Canadian dollar, while the Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into US dollars in accordance with ASC 830, “Foreign Currency Translation” as follows:

●	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.

●	Certain non-monetary assets and liabilities and equity at historical rates.

●	Revenue and expense items and cash flows at the average rate of exchange prevailing during the year.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ deficit as a component of accumulated other comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income (loss).

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the year.

The relevant translation rates are as follows: For the year ended December 31, 2021, a closing rate of CDN$1 equals US$0.7888 and an average exchange rate of CDN$1 equals US$0.7977, for the year ended December 31, 2020, a closing rate of CDN$1.0000 equals US$0.7854 and an average exchange rate of CDN$1.0000 equals US$0.7455.

c)	Business Combinations

The Company allocates the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed for business combinations with third parties based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.

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

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with several financial institution in the USA and Canada. There were no cash equivalents at December 31, 2021 and 2020.

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

f)	Allowance for Doubtful Accounts, Contractual and Other Discounts

The Company derives the majority of its revenues from commercial payors at in-network rates. Management estimates the allowance for contractual and other discounts based on its historical collection experience and contractual rates. The services authorized and provided and related reimbursement are often subject to interpretation and negotiation that could result in payments that differ from the Company’s estimates. The Company’s allowance for doubtful accounts is based on historical experience, but management also takes into consideration the age of accounts, creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. An account is written off only after the Company has pursued collection efforts or otherwise determines an account to be uncollectible. Uncollectible balances are written-off against the allowance. Recoveries of previously written-off balances are credited to income when the recoveries are made.

g)	Property and equipment

Property and equipment is recorded at cost. Depreciation is calculated on the straight line basis over the estimated life of the asset.

h)	Intangible assets

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

The Company accounts for leases in terms of AC 842 whereby leases are classified as either finance or operating leases. Leases that transfer substantially all of the benefits and inherent risks of ownership of property to the Company are accounted for as finance leases. At the time a finance lease is entered into, an asset is recorded together with its related long-term obligation to reflect the acquisition and financing. Property and equipment recorded under finance leases is amortized on the same basis as described above. Operating leases are recognized on the balance sheet as a lease liability with a corresponding right of use asset for all leases with a term that is more than twelve months. Payments under operating leases are expensed as incurred.

j)	Derivatives

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

k)	Financial instruments

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

l)	Related parties

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

m)	Revenue Recognition

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

Settlements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s receivables were $176,011and $3,075 at December 31, 2021 and December 31, 2020, respectively. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount.

The Company’s revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company derives its revenues from the sale of its services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its revenue transactions:

i.	identify the contract with a customer;
ii.	identify the performance obligations in the contract;
iii.	determine the transaction price;
iv.	allocate the transaction price to performance obligations in the contract; and
v.	recognize revenue as the performance obligation is satisfied.

n)	Income taxes

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

ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made. The tax returns for fiscal 2018, through 2020 are subject to audit or review by the US tax authorities, whereas fiscal 2010 through 2020 are subject to audit or review by the Canadian tax authority.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

o)	Net income (loss) per Share

Basic net income (loss) per share is computed on the basis of the weighted average number of common stock outstanding during the year.

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

p)	Stock based compensation

Stock based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2021 and 2020 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with performance conditions and no awards dependent on market conditions.

q)	Financial instruments Risks

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, December 31, 2021 and 2020.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $13,245,003, which includes derivative liabilities of $515,901, and an accumulated deficit of $44,103,311. The Company is dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from that of the prior year.

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

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its convertible debt, mortgage loans, short term loans, third party loans and government assistance loans as of December 31, 2021. In the opinion of management, interest rate risk is assessed as moderate.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as it has subsidiaries that operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at December 31, 2021, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $6,187 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mitigate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from that of the prior year.

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

r)	Recent accounting pronouncements

In November 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-10, Disclosures by Entities about Government Assistance (Topic 832), the update increases the transparency of government assistance, including the following disclosures: (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements.

This ASU is effective for fiscal years beginning after December 15, 2021.

The effects of this ASU on the Company’s consolidated financial statements is currently being assessed and is not expected to have an impact on current disclosure.

The FASB issued several additional updates during the period, none of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the consolidated financial statements upon adoption.

s)	Comparative and prior period disclosures

The comparative and prior period disclosed amounts presented in these consolidated financial statements have been reclassified where necessary to conform to the presentation used in the current year and period.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	Going concern

The Company’s consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. At December 31, 2021 the Company has a working capital deficiency of $13.2 million, 13.2 million including derivative liabilities of $0.5 million 515,901 and total liabilities in excess of assets in the amount of $9.5 million . Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan and generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	Acquisition of subsidiaries

On June 30, 2020, the Company entered into a stock purchase agreement to acquire 51% of American Treatment Holdings, Inc. (“ATHI”) from The Q Global Trust (“Seller”) and Lawrence B Hawkins (“Hawkins”), which in turn owns 100% of Evernia Health Services LLC. (“Evernia”), which operates drug rehabilitation facilities. The consideration for the acquisition is a loan to be provided by the purchaser to Evernia in the amount of $500,000. As of the date of acquisition, July 1, 2021, the Company had advanced Evernia $1,140,985.

The Company originally had a 180 day option, from the advancement of the first tranche to Evernia, to purchase an additional 9% of ATHI for a purchase consideration of $50,000.

On April 28, 2021, the Stock Purchase Agreement was amended whereby the option to purchase an additional 9% of ATHI for $50,000 was amended to purchase an additional 24%, an increase of 15% over the prior option, for 100,000,000 shares of common stock. The remaining condition to closing, the receipt of approval for the change of ownership of the license from the Department of Children and Family Services of Florida, was satisfied by the probationary approval, which was received on June 30, 2021. The Company exercised the option and issued the 100,000,000 shares of common stock and $50,000. As of December 31, 2021, the Company had issued the 100,000,000 shares of common stock and had paid $42,750 due to the Seller, in terms of the amended agreement. In addition to the consideration paid for the additional equity the Company agreed to execute a promissory note for the payment of any unpaid management fees at the time of Closing such that the unpaid fees shall be paid pari-passu with the repayment of the Loan Agreement and Seller agrees that any funds advanced to the Company by Behavioral Health Holdings, LLC shall be forgiven and considered contributed capital to ATHI. The Company agrees to advance up to $1,100,000 under the Loan Agreement for the funding of the operations of ATHI as required without any contribution required by the Seller.

Pursuant to the terms of the Amended Purchase Agreement, the consideration paid for 75% of the equity of ATHI was $50,000 in cash plus the issuance of 100,000,000 shares of the Company’s common stock with a market value of $410,000 on the date of acquisition.

In terms of the agreement, the preliminary purchase price was allocated to the fair market value of tangible and intangible assets acquired and liabilities assumed as follows:

Schedule of intangible assets acquired and liabilities assumed
Amount
Consideration
Cash	$50,000
100,000,000 shares of common stock at fair market value	410,000
Total purchase consideration	$460,000
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$60,324
Other Current assets	198,133
Property, plant and equipment	130,234
Right of use asset	1,772,560
Intangibles	1,789,903
Total assets	3,951,154
Less: liabilities assumed
Current liabilities assumed	(50,040)
Advances	(1,140,985)
Operating lease liabilities assumed	(1,836,151)
Imputed Deferred taxation on identifiable intangible acquired	(310,645)
Total liabilities	(3,337,821)
Net identifiable assets acquired and liabilities assumed	613,333
Fair value of non-controlling interest	(153,333)
Total	$460,000

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisition of subsidiaries (continued)

The amount of revenue and earnings include in the Company’s consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2021 and the revenue and earnings of the combined entity had the acquisition date been January 1, 2020. Evernia only began operations in June 2020, therefore earning were included from June 2020.

Schedule of revenue and earnings
	Revenue	Earnings

Actual from July 1, 2021 to December 31, 2021	$1,568,071	$(115,142)

2021 Supplemental pro forma from January 1, 2021 to December 31, 2021	$3,024,297	$(1,965,484)

2020 Supplemental pro forma from inception to December 31, 2020	$420,996	$2,142,531

The 2021 and 2020 Supplemental pro forma earnings information was adjusted to account for amortization of intangibles on acquisition of $178,990 and $357,981, respectively.

5.	Other current assets

Other current assets includes the following:

On February 25, 2019, the Company entered into a Letter of Intent whereby it would purchase a 33.33% interest in Local Link Wellness, LLC (“LLW”) for gross proceeds of $400,000. LLW proposed to provide a comprehensive addiction treatment program to large employee groups. The Company had advanced LLW a total of $120,000 at September 30, 2021. These funds were advanced as short-term promissory notes that were immediately due and payable.

The Company has no intention to close on the purchase of LLW, and management recorded a full reserve against this advance as they believe it is not recoverable.

6.	Other investments

On June 30, 2020, the Company entered into an agreement to acquire 51% of American Treatment Holdings, Inc. (“ATHI”) from The Q Global Trust (“Seller”) and Lawrence B Hawkins (“Hawkins”), which in turn owns 100% of Evernia Health Services LLC. (“Evernia”), which operates drug rehabilitation facilities. The consideration for the acquisition is a loan to be provided by the purchaser to Evernia in the amount of $500,000. As of December 31, 2020, the Company had advanced Evernia $690,449.

The Company originally had a 180 day option, from the advancement of the first tranche to Evernia, to purchase an additional 9% of ETHI for a purchase consideration of $50,000.

On April 28, 2021, the Stock Purchase Agreement date June 30, 2020 between the Company and the Q Global Trust, and ATHI was amended whereby the option to purchase an additional 9% of ATHI for $50,000 was amended to purchase an additional 24%, an increase of 15% over the prior option, for 100,000,000 shares of common stock. The remaining condition to closing, the receipt of approval for the change of ownership of the license from the Department of Children and Family Services of Florida, was satisfied by the probationary approval, which was received on June 30, 2021. The Company exercised the option and issued the 100,000,000 shares of common stock and paid $42,750 of the $50,000 due to the Seller as of December 31, 2021. In addition to the consideration paid for the additional equity the Company agreed to execute a promissory note for the payment of any unpaid management fees at the time of Closing such that the unpaid fees shall be paid pari-passu with the repayment of the Loan Agreement and Seller agrees that any funds advanced to the Company by Behavioral Health Holdings, LLC shall be forgiven and considered contributed capital to ATHI. The Company agrees to advance up to $1,100,000 under the Loan Agreement for the funding of the operations of ATHI as required without any contribution required by the Seller.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	Other investments (continued)

On June 30, 2020, the Company entered into an agreement to acquire 51% of Behavioral Health Holdings, Inc. (“BHHI”) from The Q Global Trust (“Seller”) and Lawrence B Hawkins, which in turn owns 100% of Peace of Mind Counseling Services, Inc. (“PMCS”), which operates drug rehabilitation facilities. During 2021, the Company decided not to pursue the acquisition of BHHI.

7.	Due on sale of subsidiary

On February 14, 2017, the Company sold its Canadian Rehab Clinic for gross proceeds of CDN$10,000,000, of which CDN$1,500,000 had been retained in an escrow account for a period of up to two years in order to guarantee the warranties provided by the Company in terms of the APA. As of December 31, 2021, CDN$1,055,042 of the escrow had been refunded to the Company and CDN$461,318 had been used to affect building improvements to the premises owned by CCH, for a total reduction of CDN$1,516,360. The remaining escrow balance was CDN$6,485 (approximately US$ 5,115).

8.	Property and equipment

Property and equipment consists of the following:

Schedule of sale of property	December 31, 2021			December 31, 2020
	Cost	Accumulated depreciation	Net book value	Net book value
Land	$169,585	$—	$169,585	$168,866
Property	3,208,034	(611,444)	2,596,590	2,713,354
Leasehold improvements	166,195	(12,465)	153,730	—
Furniture and fittings	51,518	(9,378)	42,140	—
Vehicles	55,949	(6,681)	49,268	—
Computer equipment	1,450	(100)	1,350	—
	$3,652,731	$(640,070)	$3,012,663	$2,882,220

Depreciation expense for the year ended December 31, 2021 and 2020 was $146,360 and $121,276, respectively.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.	Intangibles

Intangible assets consist of the Company’s preliminary estimate of the fair value of intangibles acquired with the acquisition of ATHI disclosed in Note 4 above. The Company preliminarily allocated the excess over the tangible assets acquired, less the liabilities assumed to the contract provided to the Company by a health care service provider.

Intangible assets consist of the following:

Schedule of Intangible assets	December 31, 2021
	Cost	Accumulated amortization	Net book value
Health care Provider license	$1,789,903	$178,990	$1,610,913

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

The Company recorded $178,990 in amortization expense for finite-lived assets for the year ended December 31, 2021.

10.	Leases

The Company acquired ATHI on July 1, 2021, ATHI’s wholly owned subsidiary had entered into an operating lease agreement for certain real property located at 1590 S. Congress Avenue, West Palm Beach, Florida, with effect from February 1, 2019 for a period of three years, expiring on 1 February 2022. Under the terms of the lease agreement, the lease was extended during October 2021 for a further 5 year period until 1 February 2027.

To determine the present value of minimum future lease payments for operating leases at February 1, 2019, the Company was required to estimate a rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment (the "incremental borrowing rate" or "IBR").

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the average of (i) the five year ARM interest rate as quoted by Freddie Mac adjusted for a risk premium of 20%. The Company determined that 4.64% per annum was an appropriate incremental borrowing rate to apply to its real-estate operating lease.

Right of use assets are included in the consolidated balance sheet are as follows:

Schedule of Right of use assets
	December 31, 2021	December 31, 2020
Non-current assets
Right-of-use assets – finance leases, net of depreciation, included in Property and equipment	$49,268	$—
Right-of-use assets - operating leases, net of amortization	$1,653,816	$—

Lease costs consists of the following:

Schedule of Lease costs
	Year ended December 31,
	2021		2020
Finance lease cost:
Amortization of right-of-use assets		$6,681		$—
Interest expense on finance lease liabilities		1,367		—
	8,048		—

Operating lease cost		$178,679		$5,512
Lease cost		$186,727		$5,512

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.	Leases (continued)

Other lease information:

Schedule of Other lease
	Year ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(1,367)	$—
Operating cash flows from operating leases	(160,272)	(5,512)
Financing cash flows from finance leases	40,281	—
Cash paid for amounts included in the measurement of lease liabilities	$(121,358)	$(5,512)

Weighted average lease term – finance leases	4 years and ten months	—
Weighted average remaining lease term – operating leases	5 years and 1 months	—

Discount rate – finance leases	6.61%	—
Discount rate – operating leases	4.64%	—%

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases as of December 31, 2021 is as follows:

Schedule of Finance lease liability
	Amount
2022		$9,829
2023		9,829
2024		9,829
2025		9,829
2026		7,902
	47,218
Imputed interest		(6,937)
Total finance lease liability		$40,281
Disclosed as:
Current portion		$7,386
Non-Current portion		32,895
Lease liability		$40,281

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Schedule of Operating lease liability
Amount

2022	$332,073
2023	348,677
2024	366,110
2025	384,416
2026	437,407
Total undiscounted minimum future lease payments	1,868,683
Imputed interest	(134,169)
Total operating lease liability	$1,734,514

Disclosed as:
Current portion	$241,083
Non-Current portion	1,493,431
Lease liability	$1,734,514

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	Taxes Payable

Taxes payable consist of:

●	A payroll tax liability of $144,021 (CDN$182,589) in Greenestone Muskoka which has not been settled as yet.
●	A GST/HST tax payable of $123,134 (CDN$156,109).
●	The Company has assets and operates businesses in Canada and is required to disclose these operations to the US taxation authorities, the requisite disclosure has not been made. Management has reserved the maximum penalty due to the IRS in terms of non-disclosure. This noncompliance with US disclosure requirements is currently being addressed. Previously an amount of $250,000 was accrued for any potential exposure, this accrual has been reversed in the current year.

Schedule of taxation payable
	December 31, 2021	December 31, 2020

Payroll taxes	$144,020	$143,410
HST/GST payable	123,134	73,503
US penalties due	—	250,000
Income tax payable	391,682	383,364
Taxes Payable	$658,836	$850,277

12.	Short-term Convertible Notes

The short-term convertible notes consist of the following:

Schedule of short-term convertible notes
	Interest rate	Maturity Date	Principal	Interest	Debt Discount	December 31, 2021	December 31, 2020
Leonite Capital, LLC	8.5%	—	$—	$—	$—	$—	$70,583
	12.0%	On Demand	278,629	36,950	—	315,579	147,058

First Fire Global Opportunities Fund	6.5%	October 29,2021	—	—	—	—	25,297

Auctus Fund, LLC	0.0%	On Demand	100,000	—	—	100,000	150,000
	10.0%	August 13, 2021	—	—	—	—	40,202

Labrys Fund, LP	12.0%	November 30, 2021	—	8,826	—	8,826	26,159
	11.0%	May 7, 2022	543,671	—	(189,167)	354,504	—
	11.0%	June 2, 2022	230,000	14,899	(96,411)	148,488	—

Ed Blasiak	6.5%	September 14, 2021	55,000	4,697	—	59,697	17,347

Joshua Bauman	6.5%	September 14, 2021	—	—	—	—	43,247
	11.0%	October 21, 2022	150,000	3,210	(120,823)	32,387	—

Geneva Roth Remark Holdings, Inc.	9.0%	August 29, 2021	—	—	—	—	19,238
	9.0%	October 15, 2021	—	—	—	—	6,753
	9.0%	January 3, 2022	—	—	—	—	—
	8.0%	October 1, 2022	74,044	5,924	(55,584)	24,384	—

Series N convertible notes	6.0%	On Demand	3,229,000	619,073	—	3,848,073	3,654,333

			$4,660,344	$693,579	$(461,985)	$4,891,938	$4,200,217

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	Short-term Convertible Notes (continued)

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

On July 12, 2020, the company entered into a debt extinguishment agreement with Leonite whereby the following occurred:

1.	The total amount outstanding under the Leonite note, including principal and interest was reduced to $150,000
2.	$700,000 of the note was converted into Series A Redeemable Preferred shares in the Company’s subsidiary, Cranberry Cove Holdings, accruing dividends at 10% per annum.
3.	$400,000 of the note was converted into series B Preferred stock in the Company for a 12 month period, mandatorily redeemable by the Company accruing dividends at 6% per annum payable in cash or stock, subject to certain conditions.
4.	The remaining balance of $150,000 will accrue interest at 8.5% per annum and is convertible into common stock and repayable in 6 monthly installments of $25,000 commencing after December 12, 2020.
5.	The existing warrants were cancelled and a new five year warrant, with a cashless exercise option, exercisable for a minimum of 326,286,847 shares of common stock and a maximum of 20% of the outstanding equity of the Company at an initial exercise price of $0.10 per share subject to adjustment based on new stock issuances or the lowest volume weighted exercise price of the stock for 30 days immediately preceding the exercise was issued to Leonite.

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

On October 19, 2021, in terms of a conversion notice, Leonite converted the principal sum of $44,444 and interest thereon of $5,302 of the Leonite Note into 50,496,728 shares of common stock at a conversion price of $0.0010 per share.

On October 29, 2021, the Company issued 83,771,947 shares of common stock to Leonite in connection with a conversion notice received, converting principal and interest of $83,022 at a conversion price of $0.0009 per share.

On November 22, 2021, in terms of a conversion notice, Leonite converted the principal sum of $50,532 and interest thereon of $7,145 of the Leonite Note into 58,427,091 shares of common stock at a conversion price of $0.0010 per share.

On December 13, 2021, in terms of a conversion notice, Leonite converted the principal sum of $89,684 and interest thereon of $249 of the Leonite Note into 90,682,696 shares of common stock at a conversion price of $0.0010 per share.

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

On June 15, 2020, The Company entered into an amended agreement with Auctus whereby Auctus agreed to discharge the principal amount of the note by nine equal monthly installments of $25,000 commencing in October 2020. During the year ended December 31, 2021, the Company repaid Auctus the principal sum of $50,000.

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

In addition, on May 10, 2021, the Company paid a further $15,000 of principal on the convertible promissory note entered into on August 7, 2019, thereby reducing the principal outstanding to $100,000. The note matured May 7, 2020 and remains in default.

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

On October 8, 2021, in terms of a conversion notice received by the company, Labrys converted the aggregate principal sum of $55,800 into 62,000,000 shares of common stock.

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

On November 23, 2021, in terms of a conversion notice received by the company, Labrys converted the aggregate principal sum of $6,329 and interest of $60,500 into 75,000,000 shares of common stock.

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

On October 25, 2021, in terms of a conversion notice received by the company, Bauman converted the aggregate principal sum of $37,500 including interest thereon of $1,155 into 39,405,310 shares of common stock, thereby extinguishing the note.

On October 21, 2021, the Company entered into a Securities Purchase Agreement with Joshua Bauman (“Bauman”), pursuant to which the Company issued a senior secured convertible promissory note in the aggregate principal amount of $150,000, including an original issue discount of $16,250. The note bears interest at 11.0% per annum, which is guaranteed and earned in full on issue date and matures on October 21, 2022. The note may be prepaid at certain prepayment penalties and is convertible into shares of common stock at a conversion price at the option of the holder at $0.001 per share, adjusted for anti-dilution provisions.

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

On October 1, 2021, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $95,200, for net proceeds of $85,000 before the payment of legal fees and origination fees amounting to $3,750. The note has a maturity date of October 1, 2022 and bears interest at the rate of 8.0% per annum, due immediately on the issuance date of the note. The outstanding principal amount of the note is payable in nine monthly payments of $11,424 commencing on November 15, 2021. The note is convertible into shares of common stock upon an event of default at the election of the purchaser. The conversion price is 75% of the lowest trading price for the preceding five days prior to the date of conversion.

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

14.	Mortgage loans

Mortgage loans is disclosed as follows:

Schedule of mortgage loans	Interest rate	Maturity date	Principal Outstanding	Accrued interest	December 31, 2021	December 31, 2020

Cranberry Cove Holdings, Ltd.
Pace Mortgage	4.2%	July 19, 2022	$3,858,983	$5,329	$3,864,312	$3,963,781
Disclosed as follows:
Short-term portion					$3,864,312	$115,704
Long-term portion					—	3,848,077
					$3,864,312	$3,963,781

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.	Government assistance loans

On May 10, 2020, the Company was granted a government assistance loan in the aggregate principal amount of $156,782. The loan was forgivable if the Company demonstrated that the proceeds were used for expenses such as employee costs during the pandemic. This loan was forgiven in September 2021.

On May 3, 2021, the Company was granted a second government assistance loan in the aggregate principal amount of $157,367. The loan is forgivable if the Company demonstrates that the proceeds were used for expenses such as employee costs during the pandemic. Should the loan not be forgiven, interest is payable on the loan at the rate of 1% per annum and the principal is repayable and interest is payable over an 18 month period. No payments have been made to date and the Company expects the loan to be forgiven, therefore no interest has been accrued.

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

The derivative liability is marked-to-market on a quarterly basis. As of December 31, 2021, the derivative liability was valued at $515,901.

The following assumptions were used in the Black-Scholes valuation model:

Schedule of assumption used in Black Scholes	Year ended December 31, 2021

Calculated stock price	$0.00066 to $0.0055
Risk free interest rate	0.01% to 0.97%
Expected life of convertible notes and warrants	3 to 60 months
expected volatility of underlying stock	80.9% to 299.1%
Expected dividend rate	0%

The movement in derivative liability is as follows:

Schedule of derivative liability	December 31, 2021	December 31, 2020

Opening balance	$4,765,387	$8,694,272
Derivative liability mark-to-market on convertible debt extinguishment	—	126,444,276
Derivative liability on revised convertible notes and warrants arising from convertible debt extinguishment	—	6,349,265
Derivative liability cancelled on debt extinguishment	—	(145,109,526)
Mark-to-market adjustments on converted notes	(2,914,119)	—
Derivative liability on issued convertible notes	190,824	1,129,050
Fair value adjustments to derivative liability	(1,526,191)	7,258,050

Closing balance	$515,901	$4,765,387

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	Related party transactions

Shawn E. Leon

As of December 31, 2021 and 2020 the Company had a payable to Shawn Leon of $106,100 and $322,744, respectively. Mr. Leon is a director and CEO of the Company. The balances payable are non-interest bearing and has no fixed repayment terms.

Management fees from prior periods due to Mr. Leon amounting to $259,707, and reflected as a payable to Mr. Leon were reversed during the current year.

Due to the current financial position of the Group, Mr. Leon forfeited the management fees due to him for the years ended December 31, 2021 and 2020.

Leon Developments, Ltd.

As of December 31, 2021 and 2020, the Company owed Leon Developments, Ltd. $935,966 and $930,307, respectively, for funds advanced to the Company.

Eileen Greene

As of December 31, 2021 and 2020, the Company owed Eileen Greene, the spouse of our CEO, Shawn Leon, $1,472,215 and $1,558,798, respectively. The amount owing to Ms. Greene is non-interest bearing and has no fixed repayment terms.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

18.	Stockholder’s deficit

a)	Common shares

Authorized and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The company has issued and outstanding 3,579,053,805 and 2,027,085,665 2,207,085,665 shares of common stock at December 31, 2021 and December 31, 2020, respectively.

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

On September 28, 2021, the Company issued 60,000,000 shares of common stock to Labrys in connection with a conversion notice received, converting principal of $54,000.

On October 8, 2021, in terms of a conversion notice received by the company, Labrys converted the aggregate principal sum of $55,800 into 62,000,000 shares of common stock.

On October 15, 2021, in terms of a conversion notice received by the company, Labrys converted the aggregate principal sum of $7,400 into 8,222,222 shares of common stock.

On October 19, 2021, the Company issued 50,496,728 shares of common stock to Leonite in connection with a conversion notice received, converting principal and interest of $49,747.

On October 25, 2021, the Company issued 39,405,310 shares of common stock to Joshua Bauman in connection with a conversion notice received, converting principal and interest of $38,655.

On October 29, 2021, the Company issued 83,771,947 shares of common stock to Leonite in connection with a conversion notice received, converting principal and interest of $83,022.

On November 22, 2021, the Company issued 58,427,091 shares of common stock to Leonite in connection with a conversion notice received, converting principal and interest of $57,677.

On November 23,2021, the Company issued 75,000,000 shares of common stock to Labrys in connection with a conversion notice received, converting principal and interest of $66,829.

On December 13, 2021, in terms of a conversion notice received by the company, Leonite converted the aggregate principal and interest amount of $89,933 into 90,682,696 shares of common stock.

b)	Series A Preferred shares

Authorized, issued and outstanding

The Company has authorized 10,000,000 Series A preferred shares. with a par value of $0.01 per share. The company has, issued and outstanding 4,000,000 Series A Preferred shares at December 31, 2021 and December 31, 2020, respectively.

c)	Series B Preferred shares

Authorized and outstanding

The Company has authorized 400,000 10,000,000 Series B preferred shares with a par value of $1.00 per share. The company has issued and outstanding 400,000 Series B Preferred shares at December 31, 2021 and December 31, 2020, respectively.

d)	Warrants

The Secured Promissory Note Agreements entered into with Leonite and First Fire contain certain conversion price protection and anti-dilution protection provisions, which were triggered as a result of the terms contained in the promissory note issued to Labrys Fund LP on November 30, 2020. As a result, the Company issued five year warrants exercisable for 195,959,598 shares of common stock at an exercise price of $0.00205 per share, for all advances made to the Company by the lenders in terms of the secured Promissory Note Agreements.

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

On May 7, 2021, in connection with the issuance of the convertible promissory note to Labrys, the Company granted Labrys a five-year warrant to purchase 91,666,666 shares of common stock at an exercise price of $0.006 per share

On June 2, 2021, in connection with the issuance of the convertible promissory note to Labrys, the Company granted Labrys a five-year warrant to purchase 52,272,727 shares of common stock at an exercise price of $0.0044 per share.

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

A summary of all of the Company’s warrant activity during the period from January 1, 2020 to December 31, 2021 is as follows:

Schedule of warrants outstanding	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding as of January 1, 2020	2,566,101,248	$0.00204 to $0.12	$0.0044700
Granted	233,333,332	0.0017357	0.0017357
Adjustment due to price protection	152,017,272,726	0.0000324	0.0000324
Forfeited/cancelled	(2,366,666)	0.0300000	0.0300000
Granted in terms of debt extinguishment	326,286,847	0.000675	0.0006750
Cancelled as part of debt extinguishment	(154,300,675,861)	0.0000324	0.0000324
Exercised	(224,390,247)	0.0004	0.0004000
Outstanding as of December 31, 2020	615,561,379	$0.000675 to $0.12	0.011380
Granted	471,010,103	$0.0020500	0.003080
Forfeited/cancelled	(101,682,866)	$0.0015 to 0.12	0.039029
Exercised	(361,111,110)	$0.00150 to $0.00205	0.003291
Outstanding as of December 31, 2021	623,777,506	$0.000675 to $0.12	$0.0052875

The warrants granted during the year were valued using a Black Scholes pricing model on the date of grant at $1,732,622 using the following weighted average assumptions:

Schedule of assumption

Year ended December 31, 2021
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

The following table summarizes information about warrants outstanding at December 31, 2021:

Summarizes information about warrants outstanding	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.000675	326,286,847	3.53		326,286,847
$0.002050	276,565,659	4.01		276,565,659
$0.120000	20,925,000	0.33		20,925,000

	623,777,506	3.64	$0.0052875	623,777,506	$0.0052875

All of the warrants outstanding at December 31, 2021 are vested. The warrants outstanding at December 31, 2021 have an intrinsic value of $106,043.

e)	Stock options

Our board of directors adopted the Greenstone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have no issued options at December 31, 2021 under the Plan.

19.	Segment information

The Company has two reportable operating segments:

a.	Rental income from the property owned by CCH subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, these services were provided to customers at our Evernia, Addiction Recovery Institute of America and Seastone of Delray operations.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19.	Segment information (continued)

The segment operating results of the reportable segments for the year ended December 31, 2021 is disclosed as follows:

Schedule of segment information
	Year ended December 31, 2021
	Rental Operations	In-Patient services	Total

Revenue	$374,517	$1,568,071	$1,942,588
Operating expenses	128,183	1,812,300	1,940,483

Operating income (loss)	246,334	(244,229)	2,105

Other (expense) income
Other income	—	273,373	273,373
Forgiveness of government relief loan	—	156,782	156,782
Loss on advance	—	(120,000)	(120,000)
Fair value of warrants granted to convertible debt holders	—	(854,140)	(854,140)
Penalty on convertible debt	—	(9,240)	(9,240)
Interest expense	(230,868)	(598,657)	(829,525)
Amortization of debt discount	—	(1,965,551)	(1,965,551)
Derivative liability movement	—	1,526,191	1,526,191
Foreign exchange movements	(16,150)	(18,151)	(34,301)
Net loss before taxes	(684)	(1,853,622)	(1,854,306)
Taxes	—	280,903	280,903
Net loss	$(684)	$(1,572,719)	$(1,573,403)

The operating assets and liabilities of the reportable segments as of December 31, 2021 is as follows:

	December 31, 2021
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$—	$132,832	$132,832
Assets
Current assets	1,373	270,426	271,799
Non-current assets	2,766,175	3,516,332	6,282,507
Liabilities
Current liabilities	(5,401,423)	(8,115,379)	(13,516,802)
Non-current liabilities	(693,502)	(1,799,383)	(2,492,885)
Mandatory redeemable preferred shares	—	(400,000)	(400,000)
Intercompany balances	1,284,967	(1,284,967)	—
Net liability position	$(2,042,410)	$(7,812,971)	$(9,855,381)

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19.	Segment information (continued)

The segment operating results of the reportable segments for the year ended December 31, 2020 is disclosed as follows:

	Year ended December 31, 2020
	Rental Operations	In-Patient services	Total

Revenue	$338,996	$—	$338,996
Operating expenditure	(134,387)	(367,953)	(502,340)

Operating income (loss)	204,609	(367,953)	(163,344)

Other (expense) income
Other income	—	1,183	1,183
Gain on extinguishment of debt	—	12,601,823	12,601,823
Gain on sale of assets	—	36,470	36,470
Loss on debt conversion	—	(585,351)	(585,351)
Warrants exercised	—	(95,868)	(95,868)
Interest income	—	629	629
Interest expense	(241,815)	(389,610)	(631,425)
Amortization of debt discount	—	(861,657)	(861,657)
Change in fair value of derivative liability	—	(7,041,968)	(7,041,968)
Foreign exchange movements	(77,562)	(97,938)	(175,500)
Net income (loss) before taxation	(114,768)	3,199,760	3,084,992
Taxation	—	—	—
Net income (loss)	$(114,768)	$3,199,760	$3,084,992

The operating assets and liabilities of the reportable segments as of December 31, 2020 is as follows:

	December 31, 2020
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$—	$—	$—
Assets
Current assets	40,912	894,241	935,153
Non-current assets	2,882,220	5,094	2,887,314
Liabilities
Current liabilities	(1,584,724)	(12,280,077)	(13,864,801)
Non-current liabilities	(4,583,765)	—	(4,583,765)
Intercompany balances	1,287,681	(1,287,681)	—
Net liability position	$(1,957,676)	$(12,668,423)	$(14,626,099)

20.	Net (loss) income per common share

For the year ended December 31, 2021, the following warrants and convertible securities were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

Schedule of Antidilutive Securities	Year ended December 31, 2021

Warrants to purchase shares of common stock	623,777,506
Convertible notes	644,839,752
1,268,617,258

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.	Net (loss) income per common share (continued)

For the year ended December 31, 2020, the computation of basic and diluted earnings per share is calculated as follows:

Schedule of Net (loss) income per common share
		Number of	Per share
	Amount	shares	amount

Basic earnings per share
Net income per share available for common stockholders	$3,084,992	1,594,016,327	$0.00

Effect of dilutive securities
Warrants	—	263,360,098
Convertible debt	147,058	187,996,707

Diluted earnings per share
Net income per share available for common stockholders	$3,232,050	2,045,373,732	$0.00

21.	Commitments and contingencies

a.	Options granted to purchase shares in ATHI

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

The company has a mortgage loan as disclosed in note 14 above. The mortgage loan matures on July 19, 2022 and the Company currently owes $3,864,312.

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

The Company is current in its US tax filings, except for its 2020 filing, as of December 31, 2021 and is not current in its Canadian tax filings with the 2019 and 2020 returns still outstanding.

The income tax provision/ (benefit) is different from that which would be obtained by applying the statutory Federal income tax rate of 21% and applicable state tax rates of 5% to income before income tax expense. The items causing this difference for the years ended December 31, 2021 and 2020 are as follows:

Schedule of reconciliation of income taxes
	Year ended December 31, 2021	Year ended December 31, 2020

Tax credit at the federal and state statutory rate	478,522	857,250
Prior year over provision	250,000	—
Foreign taxation	(5,309)	(56,212)
Permanent differences	(271,310)	(1,091,032)
Foreign tax rate differential	(100)	1,061
Net operating loss utilized	5,594	—
Valuation allowance	(176,494)	288,933
Net future tax asset	280,903	—

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.	Income taxes Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows:

Schedule of deferred tax assets and liabilities
	December 31, 2021	December 31, 2020
Net operating losses
Net operating loss carry forward	34,278,915	32,968,411
Prior year adjustment to opening balances	—	150,639
Foreign exchange differential	8,466	48,579
Net operating loss utilized	(20,719)	—
Net taxable loss	678,797	1,111,286
Valuation allowance	(34,945,459)	(34,278,915)
Net future tax asset	—	—

The company has established a valuation allowance against its gross deferred tax assets sufficient to bring its net deferred tax assets to zero due to the uncertainty surrounding the realization of such assets. Management has determined it is more likely than not that the net deferred tax assets are not realizable due to the Company’s historical loss position. The valuation allowance for the year ended December 31, 2021 increased by $678,797 due to the additional taxation losses incurred for the year ended December 31, 2021.

As of December 31, 2021, the prior three tax years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

Pursuant to the Internal Revenue Code of 1986, as amended (“IRC”), §382, the Company’s ability to use its net operating loss carry forwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year period.

As of December 31, 2021, the Company is in arrears on certain US and Canadian tax filings and the amounts presented above are based on estimates. The actual losses available could differ from these estimates. In addition, the Company could be subject to penalties for these unfiled tax returns.

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

23.	Subsequent events

Subsequent to December 31, 2021, but effective December 29, 2021, the Company entered into amended agreements with Labrys whereby the following notes were amended as follows:

Note dated May 7, 2021

·         The Maturity date of the note was extended to May 31, 2022.

·	The triggering of the dilutive event on October 25, 2021 which reduced the conversion price of the convertible note to $0.001 per share, will not be utilized as long as any events of default under the note are not triggered.
·	The Company agreed to make monthly payments under the note totaling $536,000 between January 10, and May 31, 2022.

Note dated June 2, 2021

·         The Maturity date of the note was extended to June 30, 2022.

·	The triggering of the dilutive event on October 25, 2021 which reduced the conversion price of the convertible note to $0.001 per share, will not be utilized as long as any events of default under the note are not triggered.
·	The Company agreed to make two equal payments of $127,650 on the note on May 31, and June 30, 2022.

Other than disclosed above, the Company has evaluated subsequent events through the date the financial statements were issued, we did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, our management has determined that as of December 31, 2021, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding management’s assessment of our internal control over financial reporting pursuant to temporary rules of the SEC.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers, their ages and their positions, as of the date of this Annual Report, as follows:

Name Position
Shawn E. Leon	62	Chief Executive Officer, Chief Financial Officer, President and Director

John O’Bireck	63	Director

Gerald T Miller	64	Director

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

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, at December 31, 2021, none of the officers, directors or 10% shareholders were in compliance with Section 16(a).

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon, President CEO, CFO	2021	—	—	—	—	—	—	—
	2020	—	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal Year End

 There were no equity awards issued to executive officers during the fiscal year ended December 31, 2021 and there are no outstanding equity awards to named officers as of December 31, 2021.

Information regarding equity compensations plans is set forth in the table below:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans

Equity Compensation plans approved by the stockholders
2013 Equity compensation plan	—	$—	10,000,000
Equity Compensation plans not approved by the stockholders
None	—	—	—

	—	$—	10,000,000

Directors Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the year ended December 31, 2021.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon	—	—	—	—	—	—	—

John O’ Bireck	—	—	—	—	—	—	—

Gerald T Miller	—	—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Name of beneficial owner	Amount and nature of beneficial ownership, including common stock		Percentage of common stock beneficially owned(1)

Directors and Officers
Shawn E. Leon	171,864,342	(2)	4.6%
Gerald T. Miller	500,000	(3)	*
John O’Bireck	500,000	(4)	*

All officers and directors as a group (3 persons)	172,864,342		4.6%

* Less than 1%

(1)	Based on 3,729,053,805 shares of common stock outstanding as of March 28, 2022.
(2)	Includes 500,000 shares held by Mr. Leon, a further 2,687,300 shares held by Greenestone Clinic, a company controlled by Mr. Leon, a further 60,000,000 shares owned by Leon Developments, a company controlled by Mr. Leon , 8,677,042 shares owned by Eileen Greene, Mr. Leon's spouse and 100,000,000 shares owned by Mr. Leon’s’ son.
(3)	Includes 500,000 shares of common stock.
(4)	Includes 500,000 shares of common stock.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Related Party Transactions

As of December 31, 2021, amounts payable to executive officers or their affiliates for related party payables, as detailed in the below table:

Name	Amount
Owing by the Company
Shawn E. Leon(1)	$(106,100)
Leon Developments, LTD(2)	(935,966)
Eileen Greene(3)	(1,472,215)
Total	$(2,514,281)

(1)	Shawn Leon is the Chief Executive Officer of the company
(2)	Leon Developments is wholly owned by Shawn Leon, the Company’s Chief Executive Officer
(3)	Eileen Greene is the spouse of Shawn Leon.

Shawn E. Leon

As of December 31, 2021 and 2020 the Company had a payable to Shawn Leon of $106,100 and $322,744, respectively. Mr. Leon is a director and CEO of the Company. The balances payable are non-interest bearing and has no fixed repayment terms.

Management fees from prior periods due to Mr. Leon amounting to $259,707, reflected as a payable to Mr. Leon were reversed during the current period.

Due to the current financial position of the Group, Mr. Leon forfeited the management fees due to him for the years ended December 31, 2021 and 2020.

Leon Developments, Ltd.

As of December 31, 2021 and 2020, the Company owed Leon Developments, Ltd. $935,966 and $930,307, respectively, for funds advanced to the Company.

Eileen Greene

As of December 31, 2021 and 2020, the Company owed Eileen Greene, the spouse of our CEO, Shawn Leon, $1,472,215 and $1,558,798, respectively. The amount owing to Ms. Greene is non-interest bearing and has no fixed repayment terms.

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

As of December 31, 2021, the Board determined that John O’Bireck and Gerald T Miller are independent and that Mr. Leon is not independent under these standards.

Item 14. Principal Accountant Fees and Services.

Daszkal Bolton LLP serves as our independent registered public accounting firm.

 The following is a summary of the fees paid by us to Daszkal Bolton LLP for the year ended December 31, 2021 and 2020 for professional services rendered:

	Year ended December 31, 2021	Year ended December 31, 2020

Audit fees and expenses	$79,500	$77,000
Taxation preparation fees		4,500
Audit related fees	—	—
Other fees	—	—
	$79,500	$81,500

Audit Fees

Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by Daszkal Bolton LLP in connection with statutory and regulatory filings or engagements in fiscal year ended December 31, 2021 and 2020, respectively.

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

PART IV

Item 15. Exhibits, Financial Statement Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)	(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

1.	Independent Auditor’s Report
2.	Consolidated Balance Sheets as of December 31, 2021 and 2020
3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2020
4.	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2021 and 2020
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
6.	Notes to Consolidated Financial Statements

(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(b)	Exhibits

Exhibit No.	Description	Form	SEC File No.	Date	Filed Herewith	Filed by Reference

3.1	Articles of Incorporation of NNRC, Inc. (as filed with the Secretary of State of Colorado on April 1, 1993)	10-K	000-15078	March 28, 2013		X

3.2	Articles of Amendment to the Articles of Incorporation of Nova Natural Resources, Inc. (as filed with the Secretary of State of Colorado on May 8, 2012)	10-K	000-15078	March 28, 2013		X

3.3	Articles of Amendment to the Articles of Incorporation of Greenestone Healthcare Corporation (as filed with the Secretary of State of Colorado on March 26, 2013)	8-K	000-15078	March 29, 2013		X

3.4	Amended and Restated Bylaws of Greenestone Healthcare Corporation	8-K	000-15078	March 29, 2013		X

3.5	Articles of Amendment to the Articles of Incorporation re: Name Change	8-K	000-15078	April 10, 2017		X

3.6	First amendment to Amended and Restated Bylaws	8-K	000-15078	April 10, 2017		X

4.1	Form of Series L Convertible Note and Warrant Agreement	8-K	000-15078	42740		X

4.2	Form of LABRYS LP Convertible Note Agreement	8-K	000-15078	February 2, 2017		X

10.1	Stock Purchase Agreement I	8-K	000-15078	March 29, 2013		X

10.2	Form of Warrant I	8-K	000-15078	December 30, 2013		X

10.3	Form of Warrant II	8-K	000-15078	December 30, 2013		X

10.4	Stock Purchase Agreement II	8-K	000-15078	December 30, 2013		X

10.5	Share Purchase Agreement, dated as of December 16, 2014 by and between the Registrant and Jainheel Patekh Medical Professional Corporation	8-K	000-15078	December 23, 2014		X

10.6	Collateral Note, Dated December 16, 2014	8-K	000-15078	December 23, 2014		X

10.7	Seastone of Delray Asset Purchase Agreement, Management Services Agreement and Commercial Real Estate Contract	8-K	000-15078	May 23, 2016		X

10.8	Stock Purchase Agreement re: Cranberry Cove Holdings Ltd.	8-K	000-15078	February 17, 2017		X

Exhibit No.	Description	Form	SEC File No.	Date	Filed Herewith	Filed by Reference
10.9	Asset Purchase Agreement re: Sale of Muskoka Clinic	8-K	000-15078	February 17, 2017		X

10.10	Lease of Muskoka Clinic	8-K	000-15078	February 17 2017		X

16.1	Letter from Jarvis Ryan Associates, LLP	8-K	000-15078	July 19, 2014		X

31.1	Certification of the Principal Executive Officer and Principal Financial Officer of the registrant pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Rule 13(a) -14(a) or Rule 15(d( - 14 (a)	X

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline Taxonomy Extension CAL XBRL Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHEMA HEALTH CORPORATION.

Date: April 14, 2022

By: /s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	April 14, 2022
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	April 14, 2022
John O’Bireck

/s/ Gerald T. Miller	Director	April 14, 2022
Gerald T. Miller

