Form 10-Q
period 2022-03-31
ETHEMA HEALTH Corp
filed 2022-05-16
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of common stock outstanding as of May 13, 2022 was 3,729,053,805.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 14, 2022. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Health Corporation.

FORM 10-Q

ETHEMA HEALTH CORPORATION

ETHEMA HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current assets
Cash	$27,024	$48,822
Accounts receivable, net	291,011	176,011
Prepaid expenses	19,277	29,731
Other current assets	18,406	17,235
Total current assets	355,718	271,799
Non-current assets
Due on sale of subsidiary	5,190	5,115
Property and equipment	3,082,878	3,012,663
Intangible assets, net	1,521,418	1,610,913
Right of use assets	1,590,752	1,653,816
Total non-current assets	6,200,238	6,282,507
Total assets	$6,555,956	$6,554,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$360,310	$438,482
Taxes payable	717,665	658,836
Convertible loans, net of discounts	4,831,880	4,891,938
Short term loans	249,522	122,167
Mortgage loans	3,890,306	3,864,312
Government assistance loans	157,367	157,367
Operating lease liability	252,340	241,083
Finance lease liability	7,507	7,386
Derivative liability	278,699	515,901
Accrued dividends	131,072	105,049
Related party payables	2,792,941	2,514,281
Total current liabilities	13,669,609	13,516,802
Non-current liabilities
Government assistance loans	48,015	47,326
Deferred taxation	254,263	273,057
Third party loans	588,562	646,176
Operating lease liability	1,425,018	1,493,431
Finance lease liability	30,951	32,895
Total non-current liabilities	2,346,809	2,492,885
Total liabilities	16,016,418	16,009,687

Preferred stock - Series B; $1.00 par value, 10,000,000 authorized, 400,000 shares outstanding at March 31, 2022 and December 31, 2021.	400,000	400,000

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 10,000,000 authorized, 4,000,000 shares outstanding at March 31, 2022 and December 31, 2021.	40,000	40,000
Common stock - $0.01 par value, 10,000,000,000 shares authorized; 3,729,053,805 and 3,579,053,805 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	37,290,539	35,790,539
Additional paid-in capital	22,791,350	22,791,350
Discount for shares issued below par value	(27,363,367)	(26,013,367)
Accumulated other comprehensive income	851,049	816,532
Accumulated deficit	(44,302,371)	(44,103,311)
Stockholders’ deficit attributable to Ethema Health Corporation stockholders	(10,692,800)	(10,678,257)
Non-controlling interest	832,338	822,876
Total stockholders’ deficit	(9,860,462)	(9,855,381)
Total liabilities and stockholders’ deficit	$6,555,956	$6,554,306

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31, 2022	Three months ended March 31, 2021

Revenues	$1,023,315	$90,793

Operating expenses
General and administrative	209,932	5,503
Rent expense	90,031	1,500
Management fees	30,000	—
Professional fees	49,587	36
Salaries and wages	436,825	12,852
Depreciation expense	132,000	32,125
Total operating expenses	948,375	52,016

Operating Income	74,940	38,777

Other (expense) income
Other income	10,018	—
Warrants exercised	—	(90,000)
Fair value of warrants granted to convertible note holders	—	(976,788)
Penalty on convertible notes	—	(9,240)
Interest expense	(80,768)	(137,677)
Amortization of debt discount	(252,832)	(502,677)
Derivative liability movement	197,476	(611,059)
Foreign exchange movements	(95,556)	(79,492)
Net loss before taxation	(146,722)	(2,368,156)
Taxation	(18,263)	—
Net loss	(164,985)	(2,368,156)
Net income attributable to non-controlling interest	(9,462)	—
Net loss attributable to Ethema Health Corporation Stockholders’	(174,447)	(2,368,156)
Preferred stock dividend	(24,613)	(30,847)
Net loss available to common shareholders of Ethema Health Corporation	(199,060)	(2,399,003)
Accumulated other comprehensive income
Foreign currency translation adjustment	34,517	29,606

Total comprehensive loss	$(164,543)	$(2,369,397)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding – Basic and diluted	3,630,720,472	2,143,692,378

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred		Common
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Discount to par value	Comprehensive Income	Accumulated Deficit	Non-controlling	Total
									shareholders interest
Balance as of December 31, 2021	4,000,000	$40,000	3,579,053,805	$35,790,539	$22,791,350	$(26,013,367)	$816,532	$(44,103,311)	$822,876	$(9,855,381)
Conversion of convertible notes	—	—	150,000,000	1,500,000	—	(1,350,000)	—	—	—	150,000
Foreign currency translation	—	—	—	—	—	—	34,517	—	—	34,517
Net loss	—	—	—	—	—		—	(174,447)	9,462	(164,985)
Dividends accrued	—	—	—	—	—	—	—	(24,613)	—	(24,613)
Balance as of March 31, 2022	4,000,000	$40,000	3,729,053,805	$37,290,539	$22,791,350	$(27,363,367)	$851,049	$(44,302,371)	$832,338	$(9,860,462)

	Series A Preferred		Common
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Discount to par value	Comprehensive Income	Accumulated Deficit	Non-controlling	Total
									shareholders interest
Balance as of December 31, 2020	4,000,000	$40,000	2,027,085,665	$20,270,857	$23,344,885	$(17,728,779)	$806,719	$(42,459,781)	$7,00,000	$(15,026,099)
Fair value of warrants issued to convertible debt holders	—	—	—	—	1,207,214	—	—	—	—	1,207,214
Warrants exercised	—	—	59,999,999	6,00,000	—	(510,000)	—	—	—	90,000
Conversion of convertible notes	—	—	175,763,466	1,757,635	97,000	(582,850)	—	—	—	1,271,785
Foreign currency translation	—	—	—	—	—	—	29,606	—	—	29,606
Net loss	—	—	—	—	—		—	(2,368,156)	—	(2,368,156)
Dividends accrued	—	—	—	—	—	—	—	(30,847)	—	(30,847)
Balance as of March 31, 2021	4,000,000	$40,000	2,262,849,130	$22,628,492	$24,649,099	$(18,821,629)	$836,325	$(44,858,784)	$700,000	$(14,826,497)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31, 2022	Three months ended March 31, 2021
Operating activities
Net loss	$(164,985)	$(2,368,156)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	132,000	32,125
Fair value of warrants granted	—	976,788
Amortization of debt discount	252,832	502,677
Derivative liability movements	(197,476)	611,059
Exercise of warrants	—	90,000
Amortization of right of use asset	63,064	—
Deferred taxation movement	(18,794)	—
Changes in operating assets and liabilities
Accounts receivable	(115,000)	—
Prepaid expenses	10,456	14,638
Other current assets	(1,171)	—
Accounts payable and accrued liabilities	(22,013)	50,330
Operating lease liabilities	(57,156)	—
Taxes payable	49,169	12,983
Net cash used in operating activities	(69,074)	(77,556)

Investing activities
Other investments	—	(336,220)
Purchase of property and equipment	(72,858)	—
Net cash used in investing activities	(72,858)	(336,220)

Financing activities
Repayment of mortgage	(29,850)	(28,631)
Proceeds from convertible notes	—	340,000
Repayment of convertible notes	(201,733)	(35,000)
Proceeds from promissory notes	100,000	—
Proceeds from government assistance loans	—	15,797
Repayment of third party loans	(78,977)	—
Repayment of finance leases	(1,822)	—
Proceeds from related party notes	259,228	—
Repayment of related party notes	—	(12,985)
Net cash provided by financing activities	46,846	279,181

Effect of exchange rate on cash	73,288	79,325

Net change in cash	(21,798)	(55,270)
Beginning cash balance	48,822	90,500
Ending cash balance	$27,024	$35,230

Supplemental cash flow information
Cash paid for interest	$43,304	$41,344
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Fair value of warrant issued	$—	$230,426
Conversion of convertible notes	$150,000	$165,137

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business

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

2.	Summary of significant accounting policies

Financial Reporting

The (a) unaudited condensed consolidated balance sheets as of March 31, 2022, which have been derived from the unaudited condensed consolidated financial statements, and as of December 31, 2021, which have been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations, stockholders’ deficit and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2022.

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

The relevant translation rates are as follows: For the three months ended March 31, 2022, a closing rate of CDN$1.0000 equals US$0.8003 and an average exchange rate of CDN$1.0000 equals US$0.78980. For the three months ended March 31, 2021, a closing rate of CAD$1.0000 equals US$0.7952 and an average exchange rate of CAD$1.0000 equals US$0.7899.

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

Settlements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s receivables were $291,011and $176,011 at March 31, 2022 and December 31, 2021, respectively. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount.

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

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at March 31, 2022 and December 31, 2021.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $13,313,891, which includes derivative liabilities of $278,699, and an accumulated deficit of $44,302,371. The Company is dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from that of the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its convertible debt, mortgage loans, short term loans, third party loans and government assistance loans as of March 31, 2022. In the opinion of management, interest rate risk is assessed as moderate.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as it has subsidiaries that operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at March 31, 2022, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $4,164 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mitigate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from that of the prior year.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

r)	Recent accounting pronouncements

In August 2020, the Financial Accounting Standard board (“FASB”) issued ASU 2020-06 "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40) ("ASU 2020-06"). The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is assessing the impact, if any, on the adoption of this update on the Company's consolidated financial statements.

The FASB issued several additional updates during the period, none of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the consolidated financial statements upon adoption.

t)	Comparative and prior period disclosures

The comparative and prior period disclosed amounts presented in these unaudited condensed consolidated financial statements have been reclassified where necessary to conform to the presentation used in the current period.

3.	Going concern

The Company’s condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. At March 31, 2022 the Company has a working capital deficiency of $13.3 million, including derivative liabilities of $0.3 million and total liabilities in excess of assets in the amount of $9.5 million. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan and generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	Acquisition of subsidiaries

On June 30, 2020, the Company entered into an agreement whereby the Company agreed to acquire 51% of American Treatment Holdings, Inc. (“ATHI”) from The Q Global Trust (“Seller”) and Lawrence B Hawkins (“Hawkins”), which in turn owns 100% of Evernia Health Services LLC. (“Evernia”), which operates drug rehabilitation facilities. The consideration for the acquisition was a loan to be provided by the purchaser to Evernia in the amount of $500,000. As of the date of acquisition, July 1, 2021, the Company had advanced Evernia approximately $1,140,985.

The Company originally had a 180 day option, from the advancement of the first tranche to Evernia, to purchase an additional 9% of ETHI for a purchase consideration of $50,000.

On April 28, 2021, the Stock Purchase Agreement date June 30, 2020 between the Company and the Q Global Trust, and ATHI was amended whereby the option to purchase an additional 9% of ATHI for $50,000 was amended to purchase an additional 24%, an increase of 15% over the prior option, for 100,000,000 shares of common stock. The remaining condition to closing, the receipt of approval for the change of ownership of the license from the Department of Children and Family Services of Florida, was satisfied by the probationary approval, which was received on June 30, 2021. The Company exercised the option and issued the 100,000,000 shares of common stock and paid $42,500 of the $50,000 due to the Seller, in terms of the amended agreement as of the date of this report. In addition to the consideration paid for the additional equity the Company agreed to execute a promissory note for the payment of any unpaid management fees at the time of Closing such that the unpaid fees shall be paid pari-passu with the repayment of the Loan Agreement and Seller agrees that any funds advanced to the Company by Behavioural Health Holdings, LLC shall be forgiven and considered contributed capital to ATHI. The Company agrees to advance up to $1,100,000 under the Loan Agreement for the funding of the operations of ATHI as required without any contribution required by the Seller.

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

The amount of revenue and earnings include in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2022 and the revenue and earnings of the combined entity had the acquisition date been January 1, 2021.

	Revenue	Earnings

Actual from January 1, 2022 to March 31, 2022	$991,941	$84,070

2021 Supplemental pro forma from January 1, 2021 to March 31, 2021	$495,081	$(2,651,152)

The 2021 Supplemental pro forma earnings information was adjusted to account for amortization of intangibles on acquisition of $89,495.

5.	Due on sale of business

On February 14, 2017, the Company sold its Canadian Rehab Clinic for gross proceeds of CDN$10,000,000, of which CDN$1,500,000 had been retained in an escrow account for a period of up to two years in order to guarantee the warranties provided by the Company in terms of the APA. As of March 31, 2022, CDN$1,055,042 of the escrow had been refunded to the Company and CDN$461,318 had been used to affect building improvements to the premises owned by CCH, for a total reduction of CDN$1,516,360. The remaining escrow balance was CDN$6,485 (approximately US$ 5,190).

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Property and equipment

Property and equipment consists of the following:

	March 31, 2022			December 31, 2021
	Cost	Accumulated depreciation	Net book value	Net book value
Land	$172,055	$—	$172,055	$168,585
Property	3,254,757	(652,897)	2,601,860	2,596,590
Leasehold improvements	237,015	(17,718)	219,297	153,730
Furniture and fittings	53,556	(11,589)	41,967	42,140
Vehicles	55,949	(9,478)	46,471	49,268
Computer equipment	1,450	(222)	1,228	1,350
	$3,774,782	$(691,904)	$3,082,878	$3,012,663

Depreciation expense for the three months ended March 31, 2022 and 2021 was $132,000 and $32,125, respectively.

7.	Intangibles

Intangible assets consist of the Company’s preliminary estimate of the fair value of intangibles acquired with the acquisition of ATHI disclosed in Note 4 above. The Company preliminarily allocated the excess over the tangible assets acquired, less the liabilities assumed to the contract provided to the Company by a health care service provider.

Intangible assets consist of the following:

	March 31, 2022			December 31, 2021
	Cost	Accumulated amortization	Net book value	Net book value
Health care Provider license	$1,789,903	$(268,485)	$1,521,418	$1,610,913

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

The Company recorded $89,495 in amortization expense for finite-lived assets for the three months ended March 31, 2022.

8.	Leases

 Right of use assets are included in the condensed consolidated balance sheet are as follows:

	March 31, 2022	December 31, 2021
Non-current assets
Right-of-use assets – finance leases, net of depreciation, included in Property and equipment	$46,471	$49,268
Right-of-use assets - operating leases, net of amortization	$1,590,752	$1,653,816

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Leases (continued)

Lease costs consists of the following:

	Three months ended March 31,
	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$2,797	$—
Interest expense on finance lease liabilities	648	—
Finance lease cost	3,445	—

Operating lease cost	$63,064	$—
Lease cost	$63,064	$—

Other lease information:

	Three months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(1,809)	$—
Operating cash flows from operating leases	(63,064)	—
	$(64,873)	$—

Weighted average lease term – finance leases	4 years and seven months	—
Weighted average remaining lease term – operating leases	4 years and 10 months	—

Discount rate – finance leases	6.61%	—
Discount rate – operating leases	4.64%	—

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases as of March 31, 2022 is as follows:

Amount
Remainder of 2022	$7,372
2023	9,829
2024	9,829
2025	9,829
2026	7,902
Total undiscounted minimum future lease payments	44,761
Imputed interest	(6,303)
Total finance lease liability	$38,458
Disclosed as:
Current portion	$7,507
Non-Current portion	30,951
Lease liability	$38,458

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Leases (continued)

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2022	$250,047
2023	348,677
2024	366,110
2025	384,416
2026	437,407
Total undiscounted minimum future lease payments	1,786,657
Imputed interest	(109,299)
Total operating lease liability	$1,677,358

Disclosed as:
Current portion	$254,340
Non-Current portion	1,425,018
Lease liability	$1,677,358

9.	Taxes Payable

The taxes payable consist of:

●	A payroll tax liability of $146,119 (CDN$182,589) in Greenstone Muskoka which has not been settled as yet.
●	A GST/HST tax payable of $137,200 (CDN$171,445).

	March 31, 2022	December 31, 2021

Payroll taxes	$146,119	$144,020
HST/GST payable	137,200	123,134
Income tax payable	434,346	391,682
Taxes Payable	$717,665	$658,836

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity Date	Principal	Interest	Debt Discount	March 31, 2022	December 31, 2021
Leonite Capital, LLC	12.0%	On Demand	$129,379	$43,673	$—	$173,052	$315,579

Auctus Fund, LLC	0.0%	On Demand	80,000	—	—	80,000	100,000

Labrys Fund, LP	12.0%	November 30, 2021	—	8,826	—	8,826	8,826
	11.0%	May 7, 2022	389,045	—	(75,420)	313,625	354,504
	11.0%	June 2, 2022	230,000	20,074	(47,942)	202,132	148,488

Ed Blasiak	6.5%	September 14, 2021	55,000	5,591	—	60,591	59,697

Joshua Bauman	11.0%	October 21, 2022	150,000	7,278	(83,836)	73,442	32,387

Geneva Roth Remark Holdings, Inc.	8.0%	October 1, 2022	42,311	3,385	(21,329)	24,367	24,384

Series N convertible notes	6.0%	On Demand	3,229,000	666,845	—	3,895,845	3,848,073

			$4,304,735	$755,672	$(228,527)	$4,831,880	$4,891,938

Leonite Capital, LLC

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

On February 28, 2022, in terms of a conversion notice, Leonite converted the principal sum of $149,250 of the Leonite Note into 150,000,000 shares of common stock at a conversion price of $0.0010 per share.

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

During March 2022, the Company paid $20,000 of principal on the convertible note, thereby reducing the principal outstanding to $80,000. The note matured May 7, 2020, Auctus Fund LLC has not declared a default and we are in constant discussion with the lender on settling the note.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Short-term Convertible Notes (continued)

Labrys Fund, LP

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

On October 15, 2021, in terms of a conversion notice received by the company, Labrys converted the aggregate principal sum of $7,400 into 8,222,222 shares of common stock. The Company has $8,826 of interest outstanding under the convertible promissory note.

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

Effective December 29, 2021, the Company entered into a modification of the convertible note agreement with Labrys whereby the May 7, 2021 note were amended as follows:

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

During the three months ended March 31, 2022, the Company repaid $150,000 of the outstanding principal of the convertible note. There have been no further events of default in terms of this convertible note and we are in discussion with the note holder on settling the note.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Short-term Convertible Notes (continued)

Labrys Fund, LP (continued)

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

Effective December 29, 2021, the Company entered into a modification of the convertible note agreement with Labrys whereby the May 7, 2021 note were amended as follows:

·	The Maturity date of the note was extended to June 30, 2022.

·	The triggering of the dilutive event on October 25, 2021 which reduced the conversion price of the convertible note to $0.001 per share, will not be utilized as long as any events of default under the note are not triggered.

·	The Company agreed to make two equal payments of $127,650 on the note on May 31, and June 30, 2022.

The note is not in default and we are in discussions with the lender on settling the outstanding balance on this note.

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

The note has matured, Ed Blasiak has not declared a default under the note and we are in communication with Mr. Blasiak on our ability to repay the note.

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

The series N convertible notes have past their maturity date, there are no default terms and we are considering our options to settle these notes.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Short term loans

LXR Biotech

On April 12, 2019, the Company, entered into a secured Promissory Note in the aggregate principal amount of CDN$133,130. The Note had a maturity date of April 11, 2020 and bears interest at the rate of six percent per annum from the date on which the Note was issued.

This note has not been repaid as yet and remains outstanding.

Leonite Capital, LLC

Secured Promissory Notes

On March 1, 2022, the Company entered into a secured Promissory Note in the aggregate principal amount of $124,000 for net proceeds of $100,000 after an original issue discount of $24,000. The Note had a maturity date of April 1, 2022. This note has not been repaid at the date of this report and no default has been declared. We are in discussions with Leonite on the repayment of this note and the advancement of additional funds for business purposes.

12.	Mortgage loans

Mortgage loans is disclosed as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	March 31, 2022	December 31, 2021

Cranberry Cove Holdings, Ltd.
Pace Mortgage	4.2%	July 19, 2022	$3,884,941	$5,365	$3,890,306	$3,864,312
Disclosed as follows:
Short-term portion					$3,890,306	$3,864,312

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

13.	Government assistance loans

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

On May 3, 2021, the Company was granted a government assistance loan in the aggregate principal amount of $157,367. The loan is forgivable if the Company demonstrates that the proceeds were used for expenses such as employee costs during the pandemic. Should the loan not be forgiven, interest is payable on the loan at the rate of 1% per annum and the principal is repayable and interest is payable over an 18 month period. No payments have been made to date and the Company expects the loan to be forgiven, therefore no interest has been accrued.

The company has applied for forgiveness of this government assistance loan, we expect that the loan will be forgiven and are awaiting written confirmation of forgiveness.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Third party loans

On April 12, 2019, Eileen Greene, a related party assigned CDN$1,000,000 of the amount owed by the Company to her, to a third party. The loan bears interest at 12% per annum which the Company agreed to pay.

During the current period the Company repaid CDN$100,000 (approximately $78,977).

15.	Derivative liability

The short-term convertible notes issued to convertible note holders disclosed in note 10 above, have variable priced conversion rights with no fixed floor price and will reprice dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $1,959,959 using a Black-Scholes valuation model.

The derivative liability is marked-to-market on a quarterly basis. As of March 31, 2022, the derivative liability was valued at $278,699.

The following assumptions were used in the Black-Scholes valuation model:

Three months ended March 31 2022

Calculated stock price	$0.0006 to $0.0010
Risk free interest rate	0.06% to 2.45%
Expected life of convertible notes and warrants	3 to 39 months
expected volatility of underlying stock	167.1% to 238.1%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	March 31, 2022	December 31, 2021

Opening balance	$515,901	$4,765,387
Derivative liability extinguished on convertible notes converted to equity	(39,726)	(2,914,119)
Derivative liability on issued convertible notes	—	190,824
Fair value adjustments to derivative liability	(197,476)	(1,526,191)

Closing balance	$278,699	$515,901

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Related party transactions

Shawn E. Leon

As of March 31, 2022 and December 31, 2021 the Company had a payable to Shawn Leon of $341,379 and $106,100, respectively. Mr. Leon is a director and CEO of the Company. The balances payable are non-interest bearing and has no fixed repayment terms.

Due to the current financial position of the Group, Mr. Leon forfeited the management fees due to him for the three months ended March 31, 2022 and the year ended December 31, 2021.

Leon Developments, Ltd.

As of March 31, 2022 and December 31, 2021, the Company owed Leon Developments, Ltd., $955,398 and $935,966, respectively, for funds advanced to the Company.

Eileen Greene

As of March 31, 2022 and December 31, 2021, the Company owed Eileen Greene, the spouse of our CEO, Shawn Leon, $1,496,164 and $1,472,215, respectively. The amount owing to Ms. Greene is non-interest bearing and has no fixed repayment terms.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

17.	Stockholder’s deficit

a)	Common shares

Authorized and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The company has issued and outstanding 3,729,053,805 and 3,579,053,805 shares of common stock at March 31, 2022 and December 31, 2021, respectively.

On February 28, 2022, the Company issued 150,000,000 shares of common stock to Leonite in connection with a conversion notice received, converting principal of $149,250.

b)	Series A Preferred shares

Authorized, issued and outstanding

The Company has authorized 10,000,000 Series A preferred shares with a par value of $0.01 per share. The company has issued and outstanding 4,000,000 Series A Preferred shares at March 31, 2022 and December 31, 2021, respectively.

c)	Series B Preferred shares

Authorized and outstanding

The Company has authorized 400,000 Series B preferred shares with a par value of $1.00 per share. The company has issued and outstanding 400,000 Series B Preferred shares at March 31, 2022 and December 31, 2021, respectively.

d)	Stock options

Our board of directors adopted the Greenstone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have no issued options at March 31, 2022 under the Plan.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	Stockholder’s deficit (continued)

e)	Warrants

All of the warrants with the exception of the 8,287,500 warrants exercisable at $0.12 per share have cashless exercise terms whereby in-the-money warrants may be exercised by reducing the number of shares issued in terms of the warrant exercise to offset the proceeds due on the exercise. The 8,287,500 warrants are only exercisable for cash.

All of the warrants with the exception of the 8,287,500 warrants exercisable at $0.12 per share have price protection features whereby any securities issued subsequent to the date of the warrant issuance date, were issued at a lower price, or have conversion features that are lower than the current exercise price, or were converted at a lower price, or are exercisable at a lower price, to the current warrant exercise price, will result in the exercise price of the warrant being set to the lower issue, conversion or exercise price.

A summary of the Company’s warrant activity during the period from January 1, 2021 to March 31, 2022 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding as of January 1, 2021	615,561,379	$0.000675 to $0.12	$0.011380
Granted	471,010,103	$0.0020500	0.003080
Forfeited/cancelled	(101,682,866)	$0.0015 to $0.12	0.039029
Exercised	(361,111,110)	$0.00150 to $0.00205	0.003291
Outstanding as of December 31, 2021	623,777,506	$0.000675 to $0.12	$0.0052875
Granted	—	—	—
Forfeited/cancelled	(12,637,500)	$0.12	0.12
Exercised	—	—	—
Outstanding as of March 31, 2022	611,140,006	$0.000675 to $0.12	$0.0029154

The following table summarizes information about warrants outstanding at March 31, 2022:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.000675	326,286,847	3.28		326,286,847
$0.002050	276,565,659	3.77		276,565,659
$0.120000	8,287,500	0.27		8,287,500

	611,140,006	3.46	$0.0029154	611,140,006	$0.0029154

All of the warrants outstanding at March 31, 2022 are vested. The warrants outstanding at March 31, 2022 have an intrinsic value of $8,157.

18.	Segment information

The Company has two reportable operating segments:

a.	Rental income from the property owned by CCH subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, these services were provided to customers at our Evernia, Addiction Recovery Institute of America and Seastone of Delray operations.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	Segment information (continued)

The segment operating results of the reportable segments for the three months ended March 31, 2022 is disclosed as follows:

	Three months ended March 31, 2022
	Rental Operations	In-Patient services	Total

Revenue	$93,874	$929,441	$1,023,315
Operating expenses	(33,316)	(915,059)	(948,375)

Operating income	60,558	14,382	74,940

Other (expense) income
Other income	—	10,018	10,018
Interest expense	(53,607)	(27,161)	(80,768)
Amortization of debt discount	—	(252,832)	(252,832)
Derivative liability movement	—	197,476	197,476
Foreign exchange movements	(21,829)	(73,727)	(95,556)
Net loss before taxes	(14,878)	(131,844)	(146,722)
Taxes	—	(18,263)	(18,263)
Net loss	$(14,878)	$(150,107)	$(164,985)

The operating assets and liabilities of the reportable segments as of March 31, 2022 is as follows:

	March 31, 2022
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$—	$72,858	$72,858
Assets
Current assets	551	355,167	355,718
Non-current assets	2,773,914	3,426,324	6,200,238
Liabilities
Current liabilities	(1,590,715)	(12,078,894)	(13,669,609)
Non-current liabilities	(636,577)	(1,710,232)	(2,346,809)
Mandatory redeemable preferred shares	—	(400,000)	(400,000)
Intercompany balances	1,238,399	(1,238,399)	—
Net liability position	$1,785,572	$(11,646,034)	$(9,860,462)

	Three months ended March 31, 2021
	Rental Operations	In-Patient services	Total

Revenue	$90,793	$—	$90,793
Operating expenditure	(32,849)	(19,167)	(52,016)

Operating income (loss)	57,944	(19,167)	38,777

Other (expense) income
Penalty on convertible notes	—	(9,240)	(9,240)
Fair value of warrants granted	—	(976,788)	(976,788)
Fair value of warrants exercised	—	(90,000)	(90,000)
Interest expense	(59,745)	(77,932)	(137,677)
Amortization of debt discount	—	(502,677)	(502,677)
Derivative liability movement	—	(611,059)	(611,059)
Foreign exchange movements	(18,695)	(60,797)	(79,492)
Net loss before taxation	(20,496)	(2,347,660)	(2,368,156)
Taxation	—	—	—
Net loss	$(20,496)	$(2,347,660)	$(2,368,156)

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	Segment information (continued)

The operating assets and liabilities of the reportable segments as of March 31, 2021 is as follows:

	March 31, 2021
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$—	$—	$—
Assets
Current assets	4,580	1,196,939	1,201,519
Non-current assets	2,885,861	5,157	2,891,018
Liabilities
Current liabilities	(1,484,968)	(12,388,857)	(13,873,825)
Non-current liabilities	(4,645,209)	—	(4,645,209)
Mandatory redeemable preferred shares	—	(400,000)	(400,000)
Intercompany balances	1,330,423	(1,330,423)	—
Net liability position	$(1,909,313)	$(12,917,184)	$(14,826,497)

19.	Net (loss) income per common share

For the three months ended March 31, 2022 and 2021, the following options, warrants and convertible securities were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

	Three months ended March 31, 2022	Three months ended March 31, 2021

Warrants to purchase shares of common stock	611,140,006	926,470,474
Convertible notes	458,435,448	662,500,729
	1,069,575,454	1,588,971,203

20.	Commitments and contingencies

a.	Options granted to purchase shares in ATHI

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.	Commitments and contingencies (continued)

b.	Mortgage loans

The company has a mortgage loan as disclosed in note 12 above. The mortgage loan matures on July 19, 2022 and the Company currently owes $3,890,306.

c.	Other

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

21.	Subsequent events

 On May 3, 2022, the Company, entered into a secured Promissory Note in the aggregate principal amount of $76,250 for net proceeds of $61,000 after an original issue discount of $15,250. The Note had a maturity date of June 17, 2022 and bears interest at the rate of zero percent per annum from the date on which the Note was issued until the same became due and payable.

 Other than disclosed above, the Company has evaluated subsequent events through the date of the condensed consolidated financial statements were issued, we did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the consolidated financial statements and the other information set forth in our Annual Report on Form 10- K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on April 14, 2022. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Plan of Operation

During the next twelve months, the Company plans to continue to grow the Evernia business.

With effect from July 1, 2021, the operations of ATHI, which include Evernia are included in the results of operations.

For the three months ended March 31, 2022 and March 31, 2021.

Revenues

Revenues were $1,023,315 and $90,793 for the three months ended March 31, 2022 and 2021, respectively, an increase of $932,522 or 1,027.1%. The revenue from in-patient services related to Evernia was $929,441 and $0 for the three months ended March 31, 2022 and 2021, respectively. Evernia was acquired on July 1, 2021. The revenue from rental properties was $93,874 and $90,793 and included the rental escalation as per the agreement and an improvement in the currency exchange rate against the Canadian Dollar over the prior period.

Operating Expenses

Operating expenses were $948,375 and $52,016 for the three months ended March 31, 2022 and 2021, respectively, an increase of $896,359 or 1,723.2%. The increase is primarily due to the following:

●	Operating expenses related to ATHI and Evernia was $882,698 for the three months ended March 31, 2022, Evernia was acquired on July 1, 2021. Included in Evernia operating expenses is payroll costs of $412,673, outside contractors and professional fees of $86,261, advertising and promotion costs of $27,162 management fees of $30,000, rental expenses of $90,031, and depreciation and amortization expenses of $99,879, which relate primarily to the amortization of intangibles.

●	Operating expenses, excluding ATHI and Evernia was $65,677 and $52,016 for the three months ended March 31, 2022 and 2021, respectively, an increase of $13,661 or 26.3%, the amount is immaterial.

●	Rent expense, excluding ATHI and Evernia was $0 and $1,500 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $1,500 or 100.0%. This amount is immaterial.

●	Management fees, excluding ATHI and Evernia was $0and $0 for the three months ended March 31, 2022 and 2021, respectively. Management fees were waived during the current and prior period, due to the financial position the Company is in.

●	Salaries and wages, excluding ATHI and Evernia was $24,152 and $12,852 for the three months ended March 31, 2022 and 2021, respectively, an increase of $11,300 or 87.9%, the increase is due the additional person to monitor the corporate office.

●	Depreciation expense, excluding ATHI and Evernia was $32,121 and $32,125 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $4, the difference is immaterial.

Operating Income

The operating income was $74,940 and $38,777 for the three months ended March 31, 2022 and 2021, respectively, an increase of $36,163 or 93.3%. The improvement in operating income is due to the operating income realized in ATHI and Evernia of $46,473, offset by the increased loss realized on the legacy operations of $10,580, which is immaterial..

Other income

Other income was $10,018 and $0 for the three months ended March 31, 2022 and 2021, an increase of $10,018 or 100%. Other income represents a once off contribution by our landlord to our operations.

Warrant exercise

Warrant exercise was $0 and $90,000 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $90,000. During the prior period warrant holders exercised warrants on a cashless basis.

Fair value of warrants granted to convertible debt holders

Fair value of warrants granted to convertible debt holders was $0 and $976,788 for the three months ended March 31, 2022 and 2021, a decrease of $976,788 or 100%. The Company granted warrants to certain convertible debt holders in terms of agreements entered into with them, whereby any debt issued subsequent to their debt on more favorable terms would result in the debt holders being entitled to the same terms as issued to the subsequent debt holders. The company issued warrants for a total of 246,464,649 shares of common stock valued using a Black Scholes valuation model.

Interest expense

Interest expense was $80,768 and $137,677 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $56,909 or 41.3%, primarily due to a reduction in overall debt due to conversion of convertible notes over the prior 12 months and the repayment of convertible notes during the current period.

Amortization of debt discount

Amortization of debt discount was $252,832 and $502,677 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $249,845 or 49.7%. The decrease is primarily due to the conversion of convertible debt over the past twelve months and the repayment of debt during the current period, resulting in acceleration of amortization expense in periods prior to the current period.

Derivative liability movement

The derivative liability movement was $197,476 and ($611,059) for the three months ended March 31, 2022 and 2021, respectively. The derivative liability movement represents the mark to market movements of variably priced convertible notes and warrants issued during the current and prior comparative period. The decrease in the mark to market movement of $808,535 was primarily due to the conversion and repayment of several convertible notes during the past twelve months and an overall reduction in our stock price, impacting favorably on the mark-to-market adjustment.

Foreign exchange movements

Foreign exchange movements was $(95,556) and $(79,492) for the three months ended March 31, 2022 and 2021, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars. The Dollar strengthened against the Canadian Dollar during the current period, resulting in an unrealized loss on Canadian denominated assets.

Taxation

Taxation was $18,263 and $0 for the three months ended March 31, 2022 and 2021, respectively, an increase of $18,263 or 100.0%. A provision for taxation was created on the profit realized on the Evernia operations.

Net loss

Net loss was $164,985 and $2,368,156 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $2,203,171 or 93.0%, is primarily due to the prior period movements on the fair value of warrants issued, the amortization of debt discount and the derivative liability movement, as discussed above.

Commitments and contingencies

The company has commitments under operating and finance leases as follows:

The amount of future minimum lease payments under finance leases as of March 31, 2022 is as follows:

Amount
Remainder of 2022	$7,372
2023	9,829
2024	9,829
2025	9,829
2026	7,902
$44,761

The amount of future minimum lease payments under operating leases are as follows:

Amount
Remainder of 2022	$250,047
2023	348,677
2024	366,110
2025	384,416
2026	437,407
$1,786,657

The company also has commitments under convertible loans, short term loans, mortgage loans. If the convertible loans, as disclosed in note 10, above are not converted will need to be repaid, the short term loans disclosed in note 11 are repayable on demand and mortgage loans, disclosed on note 12 above, matures during July 2022.

If government assistance loans, are not forgiven, the Company will need to repay the balance outstanding, including interest thereon.

Liquidity and Capital Resources

Cash used in operating activities was $69,074 and $77,556 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $8,482. The decrease is primarily due to the following:

●	A decrease in net loss of $2,203,171, as discussed under results of operations above.

●	Offset by a decrease in the movement of non-cash items of $(1,981,024), primarily due to the movement in the amortization of debt discount of $(249,845), the movement in the fair value of warrants granted of $(976,788), and the movement in derivative liabilities of $(808,535), offset by an increase in depreciation and amortization of $99,875, primarily related to the acquisition of Evernia.

●	Working capital movements increased by $213,666, primarily due to an increase in accounts receivable movement of $115,000 and a decrease in movements of accounts payable of $72,343 due to the payment of liabilities.

Cash used in investing activities was $72,858 and $336,220 for the three months ended March 31, 2022 and 2021, respectively. In the current period we invested in leasehold improvements and furniture and fittings to increase capacity at our Evernia facility. In the prior period we provided working capital of $336,220 to Evernia, prior to us acquiring it.

Cash provided by financing was $46,847 and $279,181 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $232,334.

In the prior year we received net proceeds after the repayment of convertible notes of $305,000, during the current period we repaid $201,733 of convertible notes as we reduce our debt to third parties.

We repaid $78,977 of third party debt during the current period and received short term proceeds of $100,000 from promissory notes payable. We funded the above repayments from proceeds advanced by our CEO of $259,228 during the current period.

Over the next twelve months we estimate that the company will require approximately $0.5 million in working capital as it continues to develop the Evernia facility and it is also exploring several other treatment center options and sources of patients throughout the country. The company may have to raise equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as medium.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

On March 1, 2022, the Company, entered into a secured Promissory Note in the aggregate principal amount of $124,000 for net proceeds of $100,000 after an original issue discount of $24,000. The Note had a maturity date of April 1, 2022 and bears interest at the rate of zero percent per annum from the date on which the Note was issued until the same became due and payable.

On February 28, 2022, the Company issued 150,000,000 shares of common stock to Leonite in connection with a conversion notice received, converting principal of $149,250.

On May 3, 2022, the Company, entered into a secured Promissory Note in the aggregate principal amount of $76,250 for net proceeds of $61,000 after an original issue discount of $15,250. The Note had a maturity date of June 17, 2022 and bears interest at the rate of zero percent per annum from the date on which the Note was issued until the same became due and payable.

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

Item 3. Defaults upon senior securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension CAL XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHEMA HEALTH CORPORATION

Date: May 16, 2022

By:/s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	May 16, 2022
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	May 16, 2022
John O’Bireck

/s/ Gerald T. Miller	Director	May 16, 2022