Form 10-Q
period 2022-06-30
ETHEMA HEALTH Corp
filed 2022-08-15
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-54748

ETHEMA HEALTH CORPORATION.

(Exact Name of Registrant as Specified in its Charter)

Colorado	84-1227328
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

950 Evernia Street West Palm Beach, Florida	33401
Address of Principal Executive Offices	Zip Code

(416) 500-0020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of common stock outstanding as of August 12, 2022 was 3,729,053,805.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Health Corporation.

FORM 10-Q

ETHEMA HEALTH CORPORATION

ETHEMA HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current assets
Cash	$69,145	$48,822
Accounts receivable, net	337,665	176,011
Prepaid expenses	49,326	29,731
Other current assets	18,819	17,235
Total current assets	474,955	271,799
Non-current assets
Due on sale of subsidiary	5,033	5,115
Property and equipment, net	3,095,334	3,012,663
Intangible assets, net	1,431,923	1,610,913
Right of use assets, net	1,525,620	1,653,816
Total non-current assets	6,057,910	6,282,507
Total assets	$6,532,865	$6,554,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$380,885	$438,482
Taxes payable	752,892	658,836
Convertible loans, net of discounts	5,012,407	4,891,938
Short term loans	323,519	122,167
Mortgage loans	3,742,455	3,864,312
Government assistance loans	157,367	157,367
Operating lease liability, current portion	263,814	241,083
Finance lease liability, current portion	7,634	7,386
Receivables funding	184,135	—
Derivative liability	345,738	515,901
Accrued dividends on preferred stock	152,607	105,049
Related party payables	2,700,039	2,514,281
Total current liabilities	14,023,492	13,516,802
Non-current liabilities
Government assistance loans	46,562	47,326
Deferred taxes	235,469	273,057
Third party loans	583,032	646,176
Operating lease liability, net of current portion	1352,997	1,493,431
Finance lease liability, net of current portion	28,986	32,895
Total non-current liabilities	2,247,046	2,492,885
Total liabilities	16,270,538	16,009,687

Preferred stock - Series B; $1.00 par value, 10,000,000 authorized, 400,000 shares outstanding at June 30, 2022 and December 31, 2021.	400,000	400,000

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 10,000,000 authorized, 4,000,000 shares outstanding at June 30, 2022 and December 31, 2021.	40,000	40,000
Common stock - $0.01 par value, 10,000,000,000 shares authorized; 3,729,053,805 and 3,579,053,805 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	37,290,539	35,790,539
Additional paid-in capital	22,791,350	22,791,350
Discount for shares issued below par value	(27,363,367)	(26,013,367)
Accumulated other comprehensive income	778,180	816,532
Accumulated deficit	(44,520,889)	(44,103,311)
Stockholders’ deficit attributable to Ethema Health Corporation stockholders	(10,984,187)	(10,678,257)
Non-controlling interest	846,514	822,876
Total stockholders’ deficit	(10,137,673)	(9,855,381)
Total liabilities and stockholders’ deficit	$6,532,865	$6,554,306

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021

Revenues	$1,138,032	$96,158	$2,161,347	$186,951

Operating expenses
General and administrative	261,528	2,963	471,460	8,466
Rent expense	109,508	1,012	199,539	2,512
Management fees	30,000	—	60,000	—
Professional fees	112,149	(52,744)	161,736	(52,708)
Salaries and wages	438,842	46,275	875,667	59,127
Depreciation and amortization	134,243	33,108	266,243	65,233
Total operating expenses	1,086,270	30,614	2,034,645	82,630

Operating Income	51,762	65,544	126,702	104,321

Other Income (expense)
Other income	1,045	—	11,063	—
Penalty on convertible debt	—	—	—	(9,240)
Loss on advance	—	(120,000)	—	(120,000)
Fair value of warrants granted to convertible debt holders	—	—	—	(976,788)
Interest expense	(122,848)	(474,008)	(203,616)	(737,988)
Amortization of debt discount	(211,202)	(847,865)	(464,034)	(1,350,542)
Derivative liability movement	(67,039)	(1,146,864)	130,437	(1,723,619)
Foreign exchange movements	193,368	(101,247)	97,812	(180,738)
Net loss before income taxes	(154,914)	(2,626,438)	(301,636)	(4,994,594)
Income taxes	(24,700)	—	(42,963)	—
Net loss	(179,614)	(2,626,438)	(344,599)	(4,994,594)
Net income attributable to non-controlling interest	(14,176)	—	(23,638)	—
Net loss allocable to Ethema Health Corporation Stockholders	(193,790)	(2,626,438)	(368,237)	(4,994,594)
Preferred stock dividend	(24,728)	(19,232)	(49,341)	(50,079)
Net loss available to common shareholders of Ethema Health Corporation	(218,518)	(2,645,670)	(417,578)	(5,044,673)
Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	(72,869)	35,311	(38,352)	64,917

Total comprehensive loss	$(291,387)	$(2,610,359)	$(455,930)	$(4,979,756)
Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding
Basic and diluted	3,729,053,805	2,397,374,825	3,680,158,777	2,271,234,382

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred		Common
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Discount to par value	Comprehensive Income	Accumulated Deficit	Non-controlling shareholders interest	Total
Balance as of December 31, 2021	4,000,000	$40,000	3,579,053,805	$35,790,539	$22,791,350	$(26,013,367)	$816,532	$(44,103,311)	$822,876	$(9,855,381)
Conversion of convertible notes	—	—	150,000,000	1,500,000	—	(1,350,000)	—	—	—	150,000
Foreign currency translation	—	—	—	—	—	—	34,517	—	—	34,517
Net loss	—	—	—	—	—		—	(174,447)	9,462	(164,985)
Dividends accrued	—	—	—	—	—	—	—	(24,613)	—	(24,613)
Balance as of March 31, 2022	4,000,000	$40,000	3,729,053,805	$37,290,539	$22,791,350	$(27,363,367)	$851,049	$(44,302,371)	$832,338	$(9,860,462)
Foreign currency translation	—	—	—	—	—	—	(72,869)	—	—	(72,869)
Net loss	—	—	—	—	—	—	—	(193,790)	14,176	(179,614)
Dividends accrued	—	—	—	—	—	—	—	(24,728)	—	(24,728)
Balance as of June 30, 2022	4,000,000	$40,000	3,729,053,805	$37,290,539	$22,791,350	$(27,363,367)	$778,180	$(44,520,889)	$846,514	$(10,137,673)

	Series A Preferred		Common
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Discount to par value	Comprehensive Income	Accumulated Deficit	Non-controlling shareholders interest	Total
Balance as of December 31, 2020	4,000,000	$40,000	2,027,085,665	$20,270,857	$23,344,885	$(17,728,779)	$806,719	$(42,459,781)	$700,000	$(15,026,099)
Fair value of warrants issued to convertible debt holders	—	—	—	—	1,207,214	—	—	—	—	1,207,214
Warrants exercised	—	—	59,999,999	600,000	—	(510,000)	—	—	—	90,000
Conversion of convertible notes	—	—	175,763,466	1,757,635	97,000	(582,850)	—	—	—	1,271,785
Foreign currency translation	—	—	—	—	—	—	29,606	—	—	29,606
Net loss	—	—	—	—	—		—	(2,368,156)	—	(2,368,156)
Dividends accrued	—	—	—	—	—	—	—	(30,847)	—	(30,847)
Balance as of March 31, 2021	4,000,000	$40,000	2,262,849,130	$22,628,492	$24,649,099	$(18,821,629)	$836,325	$(44,858,784)	$700,000	$(14,826,497)
Fair value of warrants issued to convertible debt holders	—	—	—	—	677,700	—	—	—	—	677,700
Warrants exercised	—	—	42,353,038	423,530	—	(336,707)	—	—	—	86,823
Conversion of convertible notes	—	—	296,313,108	2,963,133	—	(1,603,511)	—	—	—	1,359,622
Foreign currency translation	—	—	—	—	—	—	35,311	—	—	35,311
Net loss	—	—	—	—	—		—	(2,626,438)	—	(2,626,438)
Dividends accrued	—	—	—	—	—	—	—	(19,232)	—	(19,232)
Balance as of June 30, 2021	4,000,000	$40,000	2,601,515,276	$26,015,155	$25,326,799	$(20,761,847)	$871,636	$(47,504,454)	$700,000	$(15,312,711)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30, 2022	Six months ended June 30, 2021
Operating activities
Net loss	$(344,599)	$(4,994,594)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	266,243	65,233
Non-cash interest converted to equity	—	344,701
Fair value of warrants granted	—	976,788
Amortization of debt discount	464,034	1,350,542
Unrealized foreign exchange loss	—	39,468
Derivative liability movements	(130,437)	1,723,619
Amortization of right of use asset	128,195	—
Changes in operating assets and liabilities
Accounts receivable	(169,211)	—
Prepaid expenses and other current assets	(21,181)	83,840
Accounts payable and accrued liabilities	104,282	1,544
Operating lease liabilities	(117,703)	—
Deferred taxation movement	(37,588)	—
Taxes payable	104,905	25,501
Net cash provided by (used in) operating activities	246,940	(383,358)

Investing activities
Purchase of property and equipment	(213,726)	—
Other investments	—	(498,020)
Net cash used in investing activities	(213,726)	(498,020)

Financing activities
Repayment of mortgage loans	(59,761)	(58,449)
Proceeds from convertible notes	—	1,262,149
Repayment of convertible notes	(278,467)	(709,778)
Proceeds from promissory notes	160,000	—
Proceeds from federal assistance loans	—	173,406
Repayment of third party loans	(78,646)	—
Repayment of finance leases	(3,661)	—
Proceeds from receivables funding	195,500	—
Repayment of receivables funding	(15,000)	—
Proceeds from related party payables	207,294	23,974
Net cash provided by financing activities	127,259	691,302

Effect of exchange rate on cash	(140,150)	133,230

Net change in cash	20,323	(56,846)
Beginning cash balance	48,822	90,500
Ending cash balance	$69,145	$33,654

Supplemental cash flow information
Cash paid for interest	$86,733	$303,336
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Conversion of convertible notes	$150,000	$—
Fair value of warrants issued	$—	$908,126

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business

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

2.	Summary of significant accounting policies

Financial Reporting

The (a) unaudited condensed consolidated balance sheets as of June 30, 2022, which have been derived from the unaudited condensed consolidated financial statements, and as of December 31, 2021, which have been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations, stockholders’ deficit and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2022.

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

The relevant translation rates are as follows: For the six months ended June 30, 2022, a closing rate of CDN$1.0000 equals US$0.7760 and an average exchange rate of CDN$1.0000 equals US$0.7865. For the six months ended June 30, 2021, a closing rate of CAD$1.0000 equals US$0.8068 and an average exchange rate of CAD$1.0000 equals US$0.8019.

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

Accounts receivable primarily consists of amounts due from third-party payors (non-governmental) and private pay patients and is recorded net of allowances for doubtful accounts and contractual discounts. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. Accordingly, accounts receivable reported in the Company’s condensed consolidated financial statements are recorded at the net amount expected to be received. The Company’s primary collection risks are (i) the risk of overestimating net revenues at the time of billing that may result in the Company receiving less than the recorded receivable, (ii) the risk of non-payment as a result of commercial insurance companies denying claims, (iii) the risk that patients will fail to remit insurance payments to the Company when the commercial insurance company pays out-of-network claims directly to the patient, (iv) resource and capacity constraints that may prevent the Company from handling the volume of billing and collection issues in a timely manner, (v) the risk that patients do not pay the Company for their self-pay balances (including co-pays, deductibles and any portion of the claim not covered by insurance) and (vi) the risk of non-payment from uninsured patients.

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

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. The Company uses a Black Scholes Option Pricing model to estimate the fair value of convertible debt conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the condensed consolidated statements of operations. Inputs into the Black Scholes Option Pricing model require estimates, including such items as estimated volatility of the Company’s stock, risk free interest rate and the estimated life of the financial instruments being fair valued.

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

Settlements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s receivables were $337,665 and $176,011 at June 30, 2022 and December 31, 2021, respectively. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount.

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

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at June 30, 2022 and December 31, 2021.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $13.5milion, which includes derivative liabilities of $0.3 million , and an accumulated deficit of $44.5 million. The Company is dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from that of the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its convertible debt, mortgage loans, short term loans, third party loans and government assistance loans as of June 30, 2022. In the opinion of management, interest rate risk is assessed as moderate.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as it has subsidiaries that operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at June 30, 2022, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $5,855 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mitigate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from that of the prior year.

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

The Company’s condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. At June 30, 2022 the Company has a working capital deficiency of $13.5 million, including derivative liabilities of $0.3 million and total liabilities in excess of assets in the amount of $10.1million. Management believes that there is substantial doubt that current available resources will be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan and generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On April 28, 2021, the Stock Purchase Agreement date June 30, 2020 between the Company and the Q Global Trust, and ATHI was amended whereby the option to purchase an additional 9% of ATHI for $50,000 was amended to purchase an additional 24%, an increase of 15% over the prior option, for 100,000,000 shares of common stock. The remaining condition to closing, the receipt of approval for the change of ownership of the license from the Department of Children and Family Services of Florida, was satisfied by the probationary approval, which was received on June 30, 2021. The Company exercised the option and issued the 100,000,000 shares of common stock and paid $42,500 of the $50,000 due to the Seller, in terms of the amended agreement as of the date of this report. In addition to the consideration paid for the additional equity the Company agreed to execute a promissory note for the payment of any unpaid management fees at the time of Closing such that the unpaid fees shall be paid pari-passu with the repayment of the Loan Agreement and Seller agrees that any funds advanced to the Company by Behavioural Health Holdings, LLC shall be forgiven and considered contributed capital to ATHI. The Company agrees to advance up to $1,100,000 under the Loan Agreement for the funding of the operations of ATHI as required without any contribution required by the Seller. As at the date of acquisition, July 1, 2021, the Company had advanced Evernia $1,140,985, subsequent to July 1, 2021 to June 30, 2022, Evernia had repaid $151,260. The balance owing to the company at June 30, 2022 was $989,725.

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

The amount of revenue and earnings include in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2022 and the revenue and earnings of the combined entity had the acquisition date been January 1, 2021.

	Revenue	Earnings

Actual from January 1, 2022 to June 30, 2022	$1,973,302	$94,553

2021 Supplemental pro forma from January 1, 2021 to June 30, 2021	$1,268,660	$(5,367,301)

The 2021 Supplemental pro forma earnings information was adjusted to account for amortization of intangibles on acquisition of $178,990.

5.	Due on sale of business

On February 14, 2017, the Company sold its Canadian Rehab Clinic for gross proceeds of CDN$10,000,000, of which CDN$1,500,000 had been retained in an escrow account for a period of up to two years in order to guarantee the warranties provided by the Company in terms of the APA. As of June 30, 2022, CDN$1,055,042 of the escrow had been refunded to the Company and CDN$461,318 had been used to affect building improvements to the premises owned by CCH, for a total reduction of CDN$1,516,360. The remaining escrow balance was CDN$6,485 (approximately US$ 5,033), and has not been refunded as yet.

6.	Property and equipment

Property and equipment consists of the following:

	June 30, 2022			December 31, 2021
	Cost	Accumulated depreciation	Net book value	Net book value
Land	$166,848	$—	$166,848	$168,585
Property	3,156,251	(664,699)	2,491,552	2,596,590
Leasehold improvements	329,078	(24,516)	304,562	153,730
Furniture and fittings	102,362	(14,770)	87,592	42,140
Vehicles	55,949	(12,276)	43,673	49,268
Computer equipment	1,450	(343)	1,107	1,350
	$3,811,938	$(716,604)	$3,095,334	$3,012,663

Depreciation expense for the six months ended June 30, 2022 and 2021 was $266,243 and $65,233, respectively.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Intangibles

Intangible assets consist of the Company’s estimate of the fair value of intangibles acquired with the acquisition of ATHI disclosed in Note 4 above. The Company allocated the excess over the tangible assets acquired, less the liabilities assumed to the contract provided to the Company by a health care service provider.

Intangible assets consist of the following:

	June 30, 2022			December 31, 2021
	Cost	Accumulated amortization	Net book value	Net book value
Health care Provider license	$1,789,903	$(357,980)	$1,431,923	$1,610,913

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

The Company recorded $178,990 in amortization expense for finite-lived assets for the six months ended June 30, 2022.

8.	Leases

On April 25, 2022, the Company entered into a real property lease for 5 apartments located at 921 Fern Street, west Palm Beach, Florida. The lease commenced on May 2, 2022 for a twelve month period, terminating on May 15, 2023. The Company applied the practical expedient whereby operating leases with a duration of twelve months or less are expensed as incurred

 Right of use assets are included in the condensed consolidated balance sheet are as follows:

	June 30, 2022	December 31, 2021
Non-current assets
Right-of-use assets – finance leases, net of depreciation, included in Property and equipment	$43,673	$49,268
Right-of-use assets - operating leases, net of amortization	$1,525,620	$1,653,816

Lease costs consists of the following:

	Six months ended June 30,
	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$5,595	$—
Interest expense on finance lease liabilities	1,279	—
Finance lease cost	6,874	—

Operating lease cost	199,539	—
Lease cost	$206,413	$—

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Leases (continued)

Other lease information:

	Six months ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(3,661)	$—
Operating cash flows from operating leases	(199,539)	—
	$(203,200)	$—

Weighted average remaining lease term – finance leases	4 years and three months	—
Weighted average remaining lease term – operating leases	4 years and 7 months	—

Discount rate – finance leases	6.61%	—
Discount rate – operating leases	4.64%	—

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases is as follows:

Amount
Remainder of 2022	$4,915
2023	9,829
2024	9,829
2025	9,829
2026	7,902
Total undiscounted minimum future lease payments	42,304
Imputed interest	(5,684)
Total finance lease liability	$36,620
Disclosed as:
Current portion	$7,634
Non-Current portion	28,986
Lease liability	$36,620

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount
Remainder of 2022	$166,698
2023	348,677
2024	366,110
2025	384,416
2026	437,407
Total undiscounted minimum future lease payments	1,703,308
Imputed interest	(86,497)
Total operating lease liability	$1,616,811

Disclosed as:
Current portion	$263,814
Non-Current portion	1,352,997
Lease liability	$1,616,811

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Taxes Payable

The taxes payable consist of:

●	A payroll tax liability of $141,696 (CDN$182,589) in Greenstone Muskoka which has not been settled as yet.
●	A GST/HST tax payable of $145,178 (CDN$187,077).

	June 30, 2022	December 31, 2021

Payroll taxes	$141,696	$144,020
HST/GST payable	145,178	123,134
Income tax payable	466,018	391,682
Taxes Payable	$752,892	$658,836

10.	Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity Date	Principal	Interest	Debt Discount	June 30, 2022	December 31, 2021
Leonite Capital, LLC	12.0%	On Demand	$129,379	$47,544	$—	$176,923	$315,579
	Variable	March 1, 2023	745,375	6,065	(134,106)	617,334	—

Auctus Fund, LLC	0.0%	On Demand	80,000	—	—	80,000	100,000

Labrys Fund, LP	12.0%	On Demand	—	8,826	—	8,826	8,826
	11.0%	—	—	—	—	—	354,504
	11.0%	—	—	—	—	—	148,488

Ed Blasiak	6.5%	On Demand	55,000	6,495	—	61,495	59,697

Joshua Bauman	11.0%	October 21, 2022	150,000	11,391	(46,438)	114,953	32,387

Geneva Roth Remark Holdings, Inc.	8.0%	October 1, 2022	10,578	846	(2,695)	8,729	24,384

Series N convertible notes	6.0%	On Demand	3,229,000	715,147	—	3,944,147	3,848,073

			$4,399,332	$796,315	$(183,239)	$5,012,407	$4,891,938

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Short-term Convertible Notes (continued)

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

Leonite Fund I, LP

Effective June 1, 2022, The Company entered into a Note Exchange Agreement whereby the convertible promissory notes entered into with Labrys Fund LP on May 7, 2021, with. A principal outstanding of $341,000, and on June 2, 2021 with a principal outstanding of $230,000 and accrued interest thereon of $25,300, were exchanged for a new Senior Secured Convertible Promissory note in the principal amount of $745,375, including an OID of $149,075. The Note matures on March 1, 2023, and bears interest at the minimum of 10% per annum or the Wall Street Journal quoted prime rate plus 5.75%.

Interest is payable monthly and the note may be prepaid, if prepaid prior to October 3, 2022, the Company will receive a credit of $150,000 towards the repayment of the note, if the note is prepaid after October 3, 2022, the prepayment penalty shall be 10%. The note is convertible into common stock at a fixed conversion price of $0.01 per share, subject to anti-dilution adjustments and a fundamental transaction clause allowing the note holder to receive the same consideration as common stockholders would receive.

The convertible note is secured by all of the assets of Ethema Health Corporation and Addiction Recovery Institute of America, LLC.

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

During the six months ended June 30, 2022, the Company repaid $195,000 of the outstanding principal of the convertible note, effective June 1, 2022, Labrys sold the note to Leonite Fund I, LP, who was issued a new senior secured convertible promissory note, see above.

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

Effective June 1, 2022, Labrys sold the note to Leonite Fund I, LP, who was issued a new senior secured convertible promissory note, see above.

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

The note has matured and is in default, Ed Blasiak has not declared a default under the note and we are in communication with Mr. Blasiak on our ability to repay the note.

Joshua Bauman

On September 14, 2020, the Company entered into a Securities Purchase Agreement with Bauman, pursuant to which the Company issued a senior secured convertible promissory note in the aggregate principal amount of $110,000, including an original issue discount of $10,000. The note bears interest at 6.5% per annum and matures on September 14, 2021. The note is senior to any future borrowings and commencing on October 1, 2020 the Company will make monthly payments of the accrued interest under the note. The note may be prepaid at certain prepayment penalties and is convertible into shares of common stock at a conversion price at the option of the holder at $0.001 per share, adjusted for anti-dilution provisions; or 80% of the price per share of subsequent equity financings or; after six months 60% of the lowest trading price during the preceding six month period.

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

Joshua Bauman (continued)

On October 21, 2021, the Company entered into a Securities Purchase Agreement with Bauman, pursuant to which the Company issued a senior secured convertible promissory note in the aggregate principal amount of $150,000, including an original issue discount of $16,250. The note bears interest at 11.0% per annum, which is guaranteed and earned in full on issue date and matures on October 21, 2022. The note may be prepaid at certain prepayment penalties and is convertible into shares of common stock at a conversion price at the option of the holder at $0.001 per share, adjusted for anti-dilution provisions.

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

The series N convertible notes matured and are in default. The Company is considering its options to settle these notes.

11.	Short term loans

LXR Biotech

On April 12, 2019, the Company, entered into a secured Promissory Note in the aggregate principal amount of CDN$133,130. The Note had a maturity date of April 11, 2020 and bears interest at the rate of six percent per annum from the date on which the Note was issued.

This note has not been repaid, is in default and remains outstanding.

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

We are in discussions with Leonite on the repayment of these notes.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Mortgage loans

Mortgage loans is disclosed as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	June 30, 2022	December 31, 2021

Cranberry Cove Holdings, Ltd.
Pace Mortgage	4.2%	July 19, 2022	$3,737,724	$4,731	$3,742,455	$3,864,312
Disclosed as follows:
Short-term portion					$3,742,455	$3,864,312

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

The loan matured on July 19, 2022, and is currently being renegotiated with the lender, no new terms have been presented to the Company as yet.

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

14.	Receivables Funding

On May 31, 2022 the Company, through its 75% held subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Itria Ventures LLC (“Itria”), whereby $240,000 the Receivables of Evernia were sold to Itria, for gross proceeds of $200,000. The Company also incurred fees of $4,500, resulting in net proceeds of $195,500. The Company is obliged to pay 6.5% of the receivables until the amount of $240,000 is paid in full, with periodic repayments of $5,000 per week. The guarantor of the funding is a minority shareholder in ATHI.

15.	Third party loans

On April 12, 2019, Eileen Greene, a related party assigned CDN$1,000,000 of the amount owed by the Company to her, to a third party. The loan bears interest at 12% per annum which the Company agreed to pay.

During the current period the Company repaid CDN$100,000 (approximately $78,977).

 ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Derivative liability

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

The derivative liability is marked-to-market on a quarterly basis. As of June 30, 2022, the derivative liability was valued at $345,738.

The following assumptions were used in the Black-Scholes valuation model:

Six months ended June 30 2022

Calculated stock price	$0.0006 to $0.0010
Risk free interest rate	0.06% to 2.99%
Expected life of convertible notes and warrants	3 to 36 months
expected volatility of underlying stock	167.1% to 245.9%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	June 30, 2022	December 31, 2021

Opening balance	$515,901	$4,765,387
Derivative liability extinguished on convertible notes converted to equity	(39,726)	(2,914,119)
Derivative liability on issued convertible notes	—	190,824
Fair value adjustments to derivative liability	(130,437)	(1,526,191)

Closing balance	$345,738	$515,901

17.	Related party transactions

Shawn E. Leon

As of June 30, 2022 and December 31, 2021 the Company had a payable to Shawn Leon of $331,003 and $106,100, respectively. Mr. Leon is a director and CEO of the Company. The balances payable are non-interest bearing and has no fixed repayment terms.

Due to the current financial position of the Group, Mr. Leon forfeited the management fees due to him for the six months ended June 30, 2022 and the year ended December 31, 2021.

Leon Developments, Ltd.

As of June 30, 2022 and December 31, 2021, the Company owed Leon Developments, Ltd., $914,430 and $935,966, respectively, for funds advanced to the Company.

Eileen Greene

As of June 30, 2022 and December 31, 2021, the Company owed Eileen Greene, the spouse of our CEO, Shawn Leon, $1,454,606 and $1,472,215, respectively. The amount owing to Ms. Greene is non-interest bearing and has no fixed repayment terms.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	Stockholder’s deficit

a)	Common shares

Authorized and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The company has issued and outstanding 3,729,053,805 and 3,579,053,805 shares of common stock at June 30, 2022 and December 31, 2021, respectively.

On February 28, 2022, the Company issued 150,000,000 shares of common stock to Leonite in connection with a conversion notice received, converting principal of $149,250.

b)	Series A Preferred shares

Authorized, issued and outstanding

The Company has authorized 10,000,000 Series A preferred shares with a par value of $0.01 per share. The company has issued and outstanding 4,000,000 Series A Preferred shares at June 30, 2022 and December 31, 2021, respectively.

c)	Series B Preferred shares

Authorized and outstanding

The Company has authorized 400,000 Series B preferred shares with a par value of $1.00 per share. The company has issued and outstanding 400,000 Series B Preferred shares at June 30, 2022 and December 31, 2021, respectively.

The Series B preferred shares are mandatorily redeemable by the Company and are therefore classified as mezzanine debt.

d)	Stock options

Our board of directors adopted the Greenstone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have no issued options at June 30, 2022 under the Plan.

e)	Warrants

All of the warrants with the exception of the 2,875,000 warrants exercisable at $0.12 per share have cashless exercise terms whereby in-the-money warrants may be exercised by reducing the number of shares issued in terms of the warrant exercise to offset the proceeds due on the exercise. The 2,875,000 warrants are only exercisable for cash.

All of the warrants with the exception of the 2,875,000 warrants exercisable at $0.12 per share have price protection features whereby any securities issued subsequent to the date of the warrant issuance date, were issued at a lower price, or have conversion features that are lower than the current exercise price, or were converted at a lower price, or are exercisable at a lower price, to the current warrant exercise price, will result in the exercise price of the warrant being set to the lower issue, conversion or exercise price.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	Stockholder’s deficit

e)	Warrants (continued)

A summary of the Company’s warrant activity during the period from January 1, 2021 to June 30, 2022 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding as of January 1, 2021	615,561,379	$0.000675 to $0.12	$0.011380
Granted	471,010,103	$0.0020500	0.003080
Forfeited/cancelled	(101,682,866)	$0.0015 to $0.12	0.039029
Exercised	(361,111,110)	$0.00150 to $0.00205	0.003291
Outstanding as of December 31, 2021	623,777,506	$0.000675 to $0.12	$0.0052875
Granted	—	—	—
Forfeited/cancelled	(18,050,000)	$0.12	0.12
Exercised	—	—	—
Outstanding as of June 30, 2022	605,727,506	$0.000675 to $0.12	$0.0018692

The following table summarizes information about warrants outstanding at June 30, 2022:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.000675	326,286,847	3.04		326,286,847
$0.002050	276,565,659	3.52		276,565,659
$0.120000	2,875,000	0.22		2,875,000

	605,727,506	3.24	$0.0018692	605,727,506	$0.0018692

All of the warrants outstanding at June 30, 2022 are vested. The warrants outstanding at June 30, 2022 have an intrinsic value of $0.

19.	Segment information

The Company has two reportable operating segments:

a.	Rental income from the property owned by CCH subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, these services were provided to customers at our Evernia, Addiction Recovery Institute of America and Seastone of Delray operations.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	Segment information (continued)

The segment operating results of the reportable segments for the six months ended June 30, 2022 is disclosed as follows:

	Six months ended June 30, 2022
	Rental Operations	In-Patient services	Total

Revenue	$188,045	$1,973,302	$2,161,347
Operating expenses	(63,922)	(1,970,723)	(2,034,645)

Operating income	124,123	2,579	126,702

Other (expense) income
Other income	—	11,063	11,063
Interest expense	(103,687)	(99,929)	(203,616)
Amortization of debt discount	—	(464,034)	(464,034)
Derivative liability movement	—	130,437	130,437
Foreign exchange movements	22,524	75,288	97,812
Net income (loss) before taxes	42,960	(344,596)	(301,636)
Taxes	—	(42,963)	(42,963)
Net Income (loss)	$42,960	$(387,559)	$(344,599)

The operating assets and liabilities of the reportable segments as of June 30, 2022 is as follows:

	June 30, 2022
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$—	$213,726	$213,726
Assets
Current assets	700	474,255	474,955
Non-current assets	2,658,399	3,399,511	6,057,910
Liabilities
Current liabilities	(5,315,731)	(8,707,761)	(14,023,492)
Non-current liabilities	(629,594)	(1,617,452)	(2,247,046)
Mandatory redeemable preferred shares	—	(400,000)	(400,000)
Intercompany balances	1,280,307	(1,280,307)	—
Net liability position	$(2,005,919)	$(8,131,754)	$(10,137,673)

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	Segment information (continued)

The segment operating results of the reportable segments for the six months ended June 30, 2021 is disclosed as follows:

	Six months ended June 30, 2021
	Rental Operations	In-Patient services	Total

Revenue	$186,951	$—	$186,951
Operating expenditure	(66,704)	(15,926)	(82,630)

Operating income (loss)	120,247	(15,926)	104,321

Other (expense) income
Penalty on convertible debt	—	(9,240)	(9,240)
Loss on advance	—	(120,000)	(120,000)
Warrant exercise	—	(176,824)	(176,824)
Fair value of warrants granted to convertible debt holders	—	(976,788)	(976,788)
Interest expense	(118,784)	(619,204)	(737,988)
Amortization of debt discount	—	(1,350,542)	(1,350,542)
Derivative liability movement	—	(1,546,795)	(1,546,795)
Foreign exchange movements	(48,418)	(132,320)	(180,738)
Net loss before taxation	(46,955)	(4,947,639)	(4,994,594)
Taxation	—	—	—
Net loss	$(46,955)	$(4,947,639)	$(4,994,594)

The operating assets and liabilities of the reportable segments as of June 30, 2021 is as follows:

	June 30, 2021
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$—	$—	$—
Assets
Current assets	11,607	1,281,003	1,292,610
Non-current assets	2,895,190	5,233	2,900,423
Liabilities
Current liabilities	(1,630,035)	(12,905,998)	(14,536,033)
Non-current liabilities	(4,569,711)	—	(4,569,711)
Mandatory redeemable preferred shares	—	(400,000)	(400,000)
Intercompany balances	1,219,704	(1,219,704)	—
Net liability position	$(2,073,245)	$(13,239,466)	$(15,312,711)

20.	Net (loss) income per common share

For the three and six months ended June 30, 2022 and 2021, the following options, warrants and convertible securities were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

	Three and six months ended June 30, 2022	Three and six months ended June 30, 2021

Warrants to purchase shares of common stock	605,727,506	932,034,450
Convertible notes (in shares)	324,016,605	1,131,642,844
	929,744,111	2,063,677,294

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21.	Commitments and contingencies

a.	Options granted to purchase shares in ATHI

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

The company has a mortgage loan as disclosed in note 12 above. The mortgage loan matured on July 19, 2022 and the Company currently owes $3,742,455. The terms of the loan are currently being negotiated.

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

22.	Subsequent events

On July 18, 2022, the Company, through its subsidiary Evernia, entered into an option and Memorandum of Understanding Purchase, Sale and Financing Agreement, with the Evernia landlord, Evernia Station Limited Partnership (“Seller”), whereby the Company paid $50,000 for the option to acquire the building on September 30, 2022 for $5,500,000, with a deposit of $1,500,000 due on September 30, 2022, the $50,000 option price to be applied to the deposit. The expected closing is expected to be February 1, 2023. The current rental of $27,783 was reduced to $20,206 on payment of the option price of $50,000. The Seller will provide financing of $4,000,000 at a coupon of 6.36% per annum, with interest only payments of $21,217 per month. The term of the seller funding will be one year, due and payable on January 31, 2024.

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

For the three months ended June 30, 2022 and June 30, 2021.

Revenues

Revenues were $1,138,032 and $96,158 for the three months ended June 30, 2022 and 2021, respectively, an increase of $1,041,874 or 1,083.5%. The revenue from in-patient services related to Evernia was $1,043,861 and $0 for the three months ended June 30, 2022 and 2021, respectively. Evernia was acquired on July 1, 2021. The revenue from rental properties was $94,171 and $96,l58 and included the rental escalation as per the agreement and an improvement in the currency exchange rate against the Canadian Dollar over the prior period.

Operating Expenses

Operating expenses were $1,086,270 and $30,614 for the three months ended June 30, 2022 and 2021, respectively, an increase of $1,055,656 or 3,448.3%. The increase is primarily due to the following:

●	Operating expenses related to ATHI and Evernia was $959,236 for the three months ended June 30, 2022, Evernia was acquired on July 1, 2021. Included in Evernia operating expenses is payroll costs of $402,118, outside contractors and professional fees of $142,256, advertising and promotion costs of $26,058 management fees of $30,000, rental expenses of $109,051, and depreciation and amortization expenses of $102,391, which relate primarily to the amortization of intangibles.

●	Operating expenses, excluding ATHI and Evernia was $127,034 and $30,614 for the three months ended June 30, 2022 and 2021, respectively, an increase of $96,420 or 315.0%, primarily due to an increase in professional fees which included audit fees , and stock exchange related fees.

●	Rent expense, excluding ATHI and Evernia was $457 and $1,012 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $55 or 54.8%. This amount is immaterial.

●	Management fees, excluding ATHI and Evernia was $0and $0 for the three months ended June 30, 2022 and 2021, respectively. Management fees were waived during the current and prior period, due to the financial position the Company is in.

●	Salaries and wages, excluding ATHI and Evernia was $36,724 and $46,275 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $9,551 or 20.6%, the decrease was due to a reduction in administrative personnel during the current period.

●	Depreciation expense, excluding ATHI and Evernia was $31,843 and $33,108 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $1,265, the difference is immaterial.

Operating Income

The operating income was $51,762 and $65,544 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $13,782 or 21.0%. In the prior period, management fees of $52,744 were reversed, after eliminating the reversal operating income increased by $38,962, primarily due to the operating income of $84,625, generated by Evernia offset by an increase in operating expenses for the legacy business related to an increase in professional fees as discussed above.

Loss on advance

Loss on advance was $0 and $120,000 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $120,000 or 100.0%. In the prior year, the company provided against funds that were advanced to Local link wellness, which management determined to be uncollectible.

Interest expense

Interest expense was $122,848 and $474,008 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $351,160 or 74.1%, primarily due to a reduction in overall debt due to conversion of convertible notes over the prior 12 months and the repayment of convertible notes during the current period.

Amortization of debt discount

Amortization of debt discount was $211,202 and $847,865 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $636,663 or 75.1%. The decrease is primarily due to the conversion of convertible debt over the past twelve months and the repayment of debt during the prior period, resulting in acceleration of amortization expense in periods prior to the current period.

Derivative liability movement

The derivative liability movement was $67,039 and $1,146,864 for the three months ended June 30, 2022 and 2021, respectively. The derivative liability movement represents the mark to market movements of variably priced convertible notes and warrants issued during the current and prior comparative period. The decrease in the mark to market movement of $1,079,825 was primarily due to the conversion of several convertible notes during the prior period.

Foreign exchange movements

Foreign exchange movements was $193,368 and $(101,247) for the three months ended June 30, 2022 and 2021, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars,

Net loss before taxation

Net loss before taxation was $154,914 and $2,626,438 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $2,471,524 or 94.1%, is primarily due to the loss on advance in the prior year, the decrease in interest expense, the decrease in amortization of debt discount and the decrease in derivative liability movement, as discussed above.

Taxation

Taxation was $24,700 and $0 for the three months ended June 30, 2022 and 2021, an increase of $24,700 or 100.0%. The increase is due to the profit generated by Evernia, which was acquired on July 1, 2021.

Net loss

Net loss was $179,614 and $2,626,438 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $2,446,824 or 93.2%, is primarily due to the decrease in net loss before taxation and the increase in the taxation charge, as discussed above.

 For the six months ended June 30, 2022 and June 30, 2021.

Revenues

Revenues were $2,161,347 and $186,951 for the six months ended June 30, 2022 and 2021, respectively, an increase of $1,947,396 or 1056.1%. The revenue from in-patient services related to Evernia was $1,973,302 and $0 for the six months ended June 30, 2022 and 2021, respectively. Evernia was acquired on July 1, 2021. The revenue from rental properties was $188,045 and $186,951 for the six months ended June 30, 2022 and 2021, respectively and included the rental escalation as per the agreement.

Operating Expenses

Operating expenses were $2,034,645 and $82,630 for the six months ended June 30, 2022 and 2021, respectively, an increase of $1,952,015 or 2,362,.4%. The increase is primarily due to the following:

●	Operating expenses related to ATHI and Evernia was $1,841,934 for the six months ended June 30, 2022, Evernia was acquired on July 1, 2021. Included in Evernia operating expenses is payroll costs of $814,791, outside contractors and professional fees of $228,517, advertising and promotion costs of $53,230 management fees of $60,000, rental expenses of $199,539, and depreciation and amortization expenses of $202,270, which relate primarily to the amortization of intangibles.

●	Operating expenses, excluding ATHI and Evernia was $192,711 and $82,630 for the six months ended June 30, 2022 and 2021, respectively, an increase of $110,081 or 133.2%, primarily due to an increase in professional fees which included audit fees , and stock exchange related fees.

●	Rent expense, excluding ATHI and Evernia was $0 and $2,512 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $2,512 or 100.0%. This amount is immaterial.

●	Management fees, excluding ATHI and Evernia was $0 and $0 for the six months ended June 30, 2022 and 2021, respectively. Management fees were waived during the current and prior period, due to the financial position the Company is in.

●	Salaries and wages, excluding ATHI and Evernia was $60,876 and $59,127 for the six months ended June 30, 2022 and 2021, respectively, an increase of $1,749 or 3.0%, the increase is immaterial.

●	Depreciation expense, excluding ATHI and Evernia was $63,973 and $65,233 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $1,260, the difference is immaterial.

Operating income

The operating income was $126,702 and $104,321 for the six months ended June 30, 2022 and 2021, respectively, an increase of $22,381 or 21.4%. In the prior period, management fees of $52,708 were reversed, after eliminating the reversal of management fees, operating income increased by $73,994, primarily due to the operating income of $131,359, generated by Evernia offset by an increase in operating expenses for the legacy business related to an increase in professional fees as discussed above.

Penalty on convertible notes

Penalty on convertible notes was $0 and $9,240 for the six months ended June 30, 2022 and 2021, a decrease of $9,240. The penalty on convertible notes relates to a fee paid in the previous year for the extension of repayment dates on the Labrys note.

Loss on advance

Loss on advance was $0 and $120,000 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $120,000 or 100.0%. The company provided against funds that were advanced to Local link wellness in the prior year, which management determined to be uncollectible.

Fair value of warrants granted to convertible debt holders

Fair value of warrants granted to convertible debt holders was $0 and $976,788 for the six months ended June 30, 2022 and 2021, an increase of $976,788 or 100%. The Company granted warrants to certain convertible debt holders in terms of agreements entered into with them, whereby any debt issued subsequent to their debt on more favorable terms would result in the debt holders being entitled to the same terms as issued to the subsequent debt holders. The company issued warrants for a total of 246,464,649 shares of common stock valued using a Black Scholes valuation model.

Interest expense

Interest expense was $203,616 and $737,988 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $403,013 or 54.6%, primarily due to a reduction in overall debt due to conversion of convertible notes over the prior 12 months and the repayment of convertible notes during the current period.

Amortization of debt discount

Amortization of debt discount was $464,034 and $1,350,542 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $886,508 or 65.60%. The decrease is primarily due to the conversion of convertible debt over the past twelve months and the repayment of debt during the prior period, resulting in acceleration of amortization expense in periods prior to the current period.

Derivative liability movement

The derivative liability movement was $130,437 and $(1,723,619) for the six months ended June 30, 2022and 2021, respectively. The derivative liability movement represents the mark to market movements of variably priced convertible notes and warrants issued during the current and prior comparative period.

Foreign exchange movements

Foreign exchange movements was $97,812 and $(180,738) for the six months ended June 30, 2022 and 2021, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net loss before taxation

Net loss before taxation was $301,636 and $4,994,594 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $4,692,958 or 94.0%, is primarily due to the loss on advance in the prior year, the fair value of the warrants granted to convertible debt holders, the decrease in interest expense, the decrease in amortization of debt discount and the decrease in derivative liability movements, as discussed above.

Taxation

Taxation was $42,963 and $0 for the six months ended June 30, 2022 and 2021, an increase of $42,963 or 100.0%. The increase is due to the profit generated by Evernia, which was acquired on July 1, 2021.

Net loss

Net loss was $344,599 and $4,994,594 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $4,649,995 or 93.1%, is primarily due to the decrease in net loss before taxation, offset by the increase in taxation, as discussed above.

Commitments and contingencies

The company has commitments under operating and finance leases as follows:

The amount of future minimum lease payments under finance leases as of June 30, 2022 is as follows:

Amount
Remainder of 2022	$4,915
2023	9,829
2024	9,829
2025	9,829
2026	7,902
Total undiscounted minimum future lease payments	42,304

The amount of future minimum lease payments under operating leases are as follows:

Amount
Remainder of 2022	$166,698
2023	348,677
2024	366,110
2025	384,416
2026	437,407
Total undiscounted minimum future lease payments	1,703,308

The company also has commitments under convertible loans, short term loans, mortgage loans. If the convertible loans, as disclosed in note 10, above are not converted will need to be repaid, the short term loans disclosed in note 11 are repayable on demand and the mortgage loans, disclosed on note 12 above, matured during July 2022, this loan is currently being renegotiated with the lenders..

If government assistance loans, are not forgiven, the Company will need to repay the balance outstanding, including interest thereon.

Liquidity and Capital Resources

Cash generated from operating activities was $246,940 and cash used in operating activities was $(383,358) for the six months ended June 30, 2022 and 2021, respectively, an increase of $630,298. The increase is primarily due to the following:

●	A decrease in net loss of $4,649,995 as discussed under operations above.

●	Offset by a decrease in the movement of non-cash items of $3,809,904, primarily due to the derivative liability movement of $1,854,056, the fair value of warrants of $976,788 in the prior year and the movement in the amortization of debt discount of $886,508.

●	The movement in working capital increased by $209,792, primarily due to the increase in movement in accounts receivable of $169,211 and prepaid expenses of $103,437, offset by the increase in movement in accounts payable and accrued liabilities of $102,738.

Cash used in investing activities was $213,726 and $498,020 for the six months ended June 30, 2022 and 2021, respectively In the current period the Company invested in expanding the Evernia facility, the prior year investment was attributable to the advances made to Evernia, which acquisition closed on July 1, 2021.

Cash provided by financing was $127,261 and $691,302 for the six months ended June 30, 2022 and 2021, respectively. In the current period the Company made a net repayment to convertible promissory note holders of $118,467 and received receivables funding of $195,500 of which $15,000 was repaid during the current period and proceeds from related parties of $207,294.

Over the next twelve months we estimate that the company will require approximately $1.5 million in working capital as it continues to develop the Evernia facility and it is also exploring several other treatment center options and sources of patients throughout the country. The Company also has convertible notes, short term loans and secured promissory notes which have matured and are in default and the Company may have to raise equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as high due to this uncertainty.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 1, 2022, The company entered into a Note Exchange Agreement whereby the convertible promissory notes entered into with Labrys Fund LP on May 7, 2021, with. A principal outstanding of $341,000, and on June 2, 2021 with a principal outstanding of $230,000 and accrued interest thereon of $25,300, were exchanged for a new Senior Secured Convertible Promissory note in the principal amount of $745,375. The Note matures on March 1, 2023, and bears interest at the minimum of 10% per annum or the Wall Street Journal quoted prime rate plus 5.75%.

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

Date: August 15, 2022

By:/s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	August 15, 2022
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	August 15, 2022
John O’Bireck

/s/ Gerald T. Miller	Director	August 15, 2022