Form 10-Q
period 2022-09-30
ETHEMA HEALTH Corp
filed 2022-11-14
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of common stock outstanding as of November 14, 2022 was 3,729,053,805.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Health Corporation.

FORM 10-Q

ETHEMA HEALTH CORPORATION

TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION
Item l.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (loss) Income for the three and nine months ended September 30, 2022 and 2021	2
	Unaudited Condensed Consolidated Statements of Stockholders’ Deficit for the three and nine months ended September 30, 2022 and 2021	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	4
	Notes to the Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37
SIGNATURES		38

ETHEMA HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current assets
Cash	$561,083	$48,822
Accounts receivable, net	287,265	176,011
Prepaid expenses	44,155	29,731
Other current assets	67,692	17,235
Total current assets	960,195	271,799
Non-current assets
Due on sale of subsidiary	4,731	5,115
Property and equipment, net	2,961,837	3,012,663
Intangible assets, net	1,342,428	1,610,913
Right of use assets, net	1,459,729	1,653,816
Total non-current assets	5,768,725	6,282,507
Total assets	$6,728,920	$6,554,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$351,421	$438,482
Taxes payable	763,456	658,836
Convertible loans, net of discounts	5,167,244	4,891,938
Short term loans	317,604	122,167
Mortgage loans	3,490,791	3,864,312
Government assistance loans	53,757	157,367
Operating lease liability, current portion	275,372	241,083
Finance lease liability, current portion	7,762	7,386
Receivables funding	375,903	—
Derivative liability	300,582	515,901
Accrued dividends on preferred stock	169,396	105,049
Related party payables	2,748,419	2,514,281
Total current liabilities	14,021,707	13,516,802
Non-current liabilities
Government assistance loans	43,773	47,326
Deferred taxes	216,675	273,057
Third party loans	559,784	646,176
Operating lease liability, net of current portion	1,280,132	1,493,431
Finance lease liability, net of current portion	26,988	32,895
Total non-current liabilities	2,127,352	2,492,885
Total liabilities	16,149,059	16,009,687

Preferred stock - Series B; $1.00 par value, 10,000,000 authorized, 400,000 shares outstanding at September 30, 2022 and December 31, 2021.	400,000	400,000

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 10,000,000 authorized, 4,000,000 shares outstanding at September 30, 2022 and December 31, 2021.	40,000	40,000
Common stock - $0.01 par value, 10,000,000,000 shares authorized; 3,729,053,805 and 3,579,053,805 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	37,290,539	35,790,539
Additional paid-in capital	22,791,350	22,791,350
Discount for shares issued below par value	(27,363,367)	(26,013,367)
Accumulated other comprehensive income	608,215	816,532
Accumulated deficit	(44,062,177)	(44,103,311)
Stockholders’ deficit attributable to Ethema Health Corporation stockholders	(10,695,440)	(10,678,257)
Non-controlling interest	875,301	822,876
Total stockholders’ deficit	(9,820,139)	(9,855,381)
Total liabilities and stockholders’ deficit	$6,728,920	$6,554,306

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021

Revenues	$1,424,943	$866,432	$3,586,290	$1,053,383

Operating expenses
General and administrative	289,073	245,546	760,533	254,012
Rent expense	114,717	87,874	314,256	90,386
Management fees	30,000	229,175	90,000	229,175
Professional fees	19,131	102,040	180,867	49,332
Salaries and wages	580,432	415,224	1,456,099	474,351
Depreciation and amortization	136,608	125,959	402,851	191,192
Total operating expenses	1,169,961	747,468	3,204,606	830,098

Operating Income	254,982	118,964	381,684	225,285

Other Income (expense)
Other income	(1,045)	—	10,018	—
Forgiveness of government assistance loan	104,368	—	104,368	—
Penalty on convertible debt	—	—	—	(9,240)
Loss on advance	—	—	—	(120,000)
Fair value of warrants granted to convertible debt holders	—	—	—	(976,788)
Interest expense	(163,561)	29,052	(367,177)	(708,936)
Amortization of debt discount	(87,704)	(333,237)	(551,738)	(1,683,779)
Derivative liability movement	45,156	1,510,046	175,593	(213,573)
Foreign exchange movements	404,538	184,956	502,350	4,218
Net income (loss) before income taxes	556,734	1,509,781	255,098	(3,484,813)
Income taxes	(44,652)	18,794	(87,615)	18,794
Net income (loss)	512,082	1,528,575	167,483	(3,466,019)
Net (income) loss attributable to non-controlling interest	(28,787)	22,049	(52,425)	22,049
Net income (loss) allocable to Ethema Health Corporation Stockholders	483,295	1,550,624	115,058	(3,443,970)
Preferred stock dividend	(24,582)	(24,858)	(73,923)	(74,937)
Net income (loss) available to common shareholders of Ethema Health Corporation	458,713	1,525,766	41,135	(3,518,907)
Accumulated other comprehensive loss
Foreign currency translation adjustment	(169,965)	(67,002)	(208,317)	(2,085)

Total comprehensive income (loss)	$288,748	$1,458,764	$(167,182)	$(3,520,992)
Loss per share
Basic	$0.00	$0.00	$0.00	$(0.00)
Diluted	$0.00	$0.00	$0.00	$(0.00)
Weighted average common shares outstanding
Basic	3,729,053,805	2,875,702,002	3,696,636,223	2,474,937,755
Diluted	4,276,544,380	3,996,020,553	4,244,126,798	2,474,937,755

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred		Common
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Discount to par value	Comprehensive Income	Accumulated Deficit	Non-controlling shareholders interest	Total
Balance as of December 31, 2021	4,000,000	$40,000	3,579,053,805	$35,70,539	$22,791,350	$(26,013,367)	$816,532	$(44,103,311)	$822,876	$(9,855,381)
Conversion of convertible notes	—	—	150,000,000	1,500,000	—	(1,350,000)	—	—	—	150,000
Foreign currency translation	—	—	—	—	—	—	34,517	—	—	34,517
Net loss	—	—	—	—	—		—	(174,447)	9,462	(164,985)
Dividends accrued	—	—	—	—	—	—	—	(24,613)	—	(24,613)
Balance as of March 31, 2022	4,000,000	$40,000	3,729,053,805	$37,290,539	$22,791,350	$(27,363,367)	$851,049	$(44,302,371)	$832,338	$(9,860,462)
Foreign currency translation	—	—	—	—	—	—	(72,869)	—	—	(72,869)
Net loss	—	—	—	—	—	—	—	(193,790)	14,176	(179,614)
Dividends accrued	—	—	—	—	—	—	—	(24,728)	—	(24,728)
Balance as of June 30, 2022	4,000,000	$40,000	3,729,053,805	$37,290,539	$22,791,350	$(27,363,367)	$778,180	$(44,520,889)	$846,514	$(10,137,673)
Foreign currency translation	—	—	—	—	—	—	(169,965)	—	—	(169,964)
Net income	—	—	—	—	—	—	—	483,294	28,787	512,081
Dividends accrued	—	—	—	—	—	—	—	(24,582)	—	(24,582)
Balance as of September 30, 2022	4,000,000	$40,000	3,729,053,805	$37,290,539	$22,791,350	$(27,363,367)	$608,215	$(44,062,177)	$875,301	$(9,820,139)

	Series A Preferred		Common
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Discount to par value	Comprehensive Income	Accumulated Deficit	Non-controlling shareholders interest	Total
Balance as of December 31, 2020	4,000,000	$40,000	2,027,085,665	$20,270,857	$23,344,885	$(17,728,779)	$806,719	$(42,459,781)	$700,000	$(15,026,099)
Fair value of warrants issued to convertible debt holders	—	—	—	—	1,207,214	—	—	—	—	1,207,214
Warrants exercised	—	—	59,999,999	600,000	—	(510,000)	—	—	—	90,000
Conversion of convertible notes	—	—	175,763,466	1,757,635	97,000	(582,850)	—	—	—	1,271,785
Foreign currency translation	—	—	—	—	—	—	29,606	—	—	29,606
Net loss	—	—	—	—	—		—	(2,368,156)	—	(2,368,156)
Dividends accrued	—	—	—	—	—	—	—	(30,847)	—	(30,847)
Balance as of March 31, 2021	4,000,000	$40,000	2,262,849,130	$22,628,492	$24,649,099	$(18,821,629)	$836,325	$(44,858,784)	$700,000	$(14,826,497)
Fair value of warrants issued to convertible debt holders	—	—	—	—	677,700	—	—	—	—	677,700
Warrants exercised	—	—	42,353,038	423,530	—	(336,707)	—	—	—	86,823
Conversion of convertible notes	—	—	296,313,108	2,963,133	—	(1,603,511)	—	—	—	1,359,622
Foreign currency translation	—	—	—	—	—	—	35,311	—	—	35,311
Net loss	—	—	—	—	—		—	(2,626,438)	—	(2,626,438)
Dividends accrued	—	—	—	—	—	—	—	(19,232)	—	(19,232)
Balance as of June 30, 2021	4,000,000	$40,000	2,601,515,276	$26,015,155	$25,326,799	$(20,761,847)	$871,636	$(47,504,454)	$700,000	$(15,312,711)
Warrants exercised	—	—	178,272,725	1,782,727	—	(1,201,210)	—	—	—	581,517
Conversion of convertible notes	—	—	231,259,630	2,312,596	—	(1,584,729)	—	—	—	727,867
Shares issued in consideration of acquisition	—	—	100,000,000	1,000,000	—	590,000	—	—	—	410,000
Fair value of non-controlling interest on acquisition of subsidiary	—	—	—	—	—	—	—	—	153,333	153,333
Foreign currency translation	—	—	—	—	—	—	(67,002)	—	—	(67,002)
Net income	—	—	—	—	—		—	1,550,624	(22,049)	1,528,575
Dividends accrued	—	—	—	—	—	—	—	(24,858)	—	(24,858)
Balance as of September 30, 2021	4,000,000	$40,000	3,111,047,811	$31,110,478	$25,326,799	$(24,137,786)	$804,634	$(45,978,688)	$831,284	$(12,003,279)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Operating activities
Net income (loss)	$167,482	$(3,466,019)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	402,851	191,192
Forgiveness of government assistance loan	(104,368)	—
Non-cash interest accrual on escrow deposit	758	—
Non-cash interest converted to equity	—	146,174
Fair value of warrants granted	—	976,788
Amortization of debt discount	564,006	1,683,779
Derivative liability movements	(175,593)	213,573
Non-cash deferred tax movements	(56,382)	(18,794)
Amortization of right of use asset	194,086	59,028
Changes in operating assets and liabilities (net of assets acquired and liabilities assumed)
Accounts receivable	(145,833)	(11,821)
Prepaid expenses and other current assets	(14,891)	130,311
Accounts payable and accrued liabilities	211,771	184,746
Operating lease liability	(179,009)	(50,475)
Taxes payable	154,234	37,430
Net cash provided by operating activities	1,019,112	75,912

Investing activities
Acquisition of subsidiary, net of cash of $60,324	—	10,324
Other investments	—	(450,537)
Acquisition of property, plant and equipment	(285,103)	(31,214)
Deposit paid	(50,000)	—
Net cash used in investing activities	(335,103)	(471,427)

Financing activities
Repayment of mortgage loans	(88,586)	(87,225)
Proceeds from convertible loans	—	1,017,700
Repayment of convertible loans	—	(478,389)
Proceeds from federal assistance loans	—	173,240
Proceeds from short term loans	160,000	420,449
Repayment of short term loans	(289,044)	(404,338)
Repayment of third party loans	(77,953)	—
Repayment of finance leases	(5,531)	—
Proceeds from receivables funding	440,000	—
Repayment of receivables funding	(80,000)	—
Proceeds from related party notes	334,299	—
Repayment of related party notes	—	(269,238)
Net cash provided by financing activities	393,185	372,199

Effect of exchange rate on cash	(564,936)	(5,003)

Net change in cash	512,261	(28,319)
Beginning cash balance	48,822	90,500
Ending cash balance	$561,083	$62,181

Supplemental cash flow information
Cash paid for interest	$158,511	$363,251
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Fair value of warrants issued	$—	$1,884,914
Shares issued in consideration of acquisition	$—	$410,000
Conversion of convertible notes	$150,000	$3,359,274
Fair value of non-controlling interest	$—	$153,333

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

2. Summary of significant accounting policies

Financial Reporting

The (a) unaudited condensed consolidated balance sheets as of September 30, 2022, which have been derived from the unaudited condensed consolidated financial statements, and as of December 31, 2021, which have been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations, stockholders’ deficit and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2022.

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

The relevant translation rates are as follows: For the nine months ended September 30, 2022, a closing rate of CDN$1.0000 equals US$0.7295 and an average exchange rate of CDN$1.0000 equals US$0.7795. For the nine months ended September 30, 2021, a closing rate of CAD$1.0000 equals US$0.7849 and an average exchange rate of CAD$1.0000 equals US$0.78937.

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

i) Leases

The Company accounts for leases in terms of ASC 842 whereby leases are classified as either finance or operating leases. Leases that transfer substantially all of the benefits and inherent risks of ownership of property to the Company are accounted for as finance leases. At the time a finance lease is entered into, an asset is recorded together with its related long-term obligation to reflect the acquisition and financing. Equipment recorded under finance leases is amortized on the same basis as described above. Operating leases are recognized on the balance sheet as a lease liability with a corresponding right of use asset for all leases with a term that is more than twelve months. Payments under operating leases are expensed as incurred.

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

Settlements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s receivables were $287,265 and $176,011 at September 30, 2022 and December 31, 2021, respectively. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount.

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

q) Financial instruments Risks

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at September 30, 2022 and December 31, 2021.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of $13.1milion, which includes derivative liabilities of $0.3 million , and an accumulated deficit of $44.1 million. The Company is dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from that of the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its convertible debt, mortgage loans, short term loans, third party loans and government assistance loans as of September 30, 2022. In the opinion of management, interest rate risk is assessed as moderate.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as it has subsidiaries that operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars. Based on the net exposures at September 30, 2022, a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an approximate $26,666 increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mitigate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from that of the prior year.

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

3. Going concern

The Company’s condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. At September 30, 2022 the Company has a working capital deficiency of $13.1 million, including derivative liabilities of $0.3 million and total liabilities in excess of assets in the amount of $9.8million. Management believes that there is substantial doubt that current available resources will be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan and generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On April 28, 2021, the Stock Purchase Agreement date June 30, 2020 between the Company and the Q Global Trust, and ATHI was amended whereby the option to purchase an additional 9% of ATHI for $50,000 was amended to purchase an additional 24%, an increase of 15% over the prior option, for 100,000,000 shares of common stock. The remaining condition to closing, the receipt of approval for the change of ownership of the license from the Department of Children and Family Services of Florida, was satisfied by the probationary approval, which was received on June 30, 2021. The Company exercised the option and issued the 100,000,000 shares of common stock and paid $42,500 of the $50,000 due to the Seller, in terms of the amended agreement as of the date of this report. In addition to the consideration paid for the additional equity the Company agreed to execute a promissory note for the payment of any unpaid management fees at the time of Closing such that the unpaid fees shall be paid pari-passu with the repayment of the Loan Agreement and Seller agrees that any funds advanced to the Company by Behavioural Health Holdings, LLC shall be forgiven and considered contributed capital to ATHI. The Company agrees to advance up to $1,100,000 under the Loan Agreement for the funding of the operations of ATHI as required without any contribution required by the Seller. As at the date of acquisition, July 1, 2021, the Company had advanced Evernia $1,140,985, subsequent to July 1, 2021 to September 30, 2022, Evernia had repaid $294,598. The balance owing to the company at September 30, 2022 was $846,387.

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

The amount of revenue and earnings include in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2022 and the revenue and earnings of the combined entity had the acquisition date been January 1, 2021.

	Revenue	Earnings

Actual from January 1, 2022 to September 30, 2022	$3,263,987	$157,276

2021 Supplemental pro forma from January 1, 2021 to September 30, 2021	$2,135,092	$(3,838,726)

The 2021 Supplemental pro forma earnings information was adjusted to account for amortization of intangibles on acquisition of $178,990.

5. Due on sale of business

On February 14, 2017, the Company sold its Canadian Rehab Clinic for gross proceeds of CDN$10,000,000, of which CDN$1,500,000 had been retained in an escrow account for a period of up to two years in order to guarantee the warranties provided by the Company in terms of the APA. As of September 30, 2022, CDN$1,055,042 of the escrow had been refunded to the Company and CDN$461,318 had been used to affect building improvements to the premises owned by CCH, for a total reduction of CDN$1,516,360. The remaining escrow balance was CDN$6,485 (approximately US$ 4,731), and has not been refunded as yet.

6. Property and equipment

Property and equipment consists of the following:

	September 30, 2022			December 31, 2021
	Cost	Accumulated depreciation	Net book value	Net book value
Land	$156,854	$—	$156,854	$168,585
Property	2,967,203	(654,558)	2,312,645	2,596,590
Leasehold improvements	396,173	(33,260)	362,913	153,730
Furniture and fittings	106,644	(19,081)	87,563	42,140
Vehicles	55,949	(15,073)	40,876	49,268
Computer equipment	1,450	(464)	986	1,350
	$3,684,273	$(722,436)	$2,961,837	$3,012,663

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $134,366 and $101,696, respectively.

On July 18, 2022, the Company, through its subsidiary Evernia, entered into an option and Memorandum of Understanding Purchase, Sale and Financing Agreement, with the Evernia landlord, Evernia Station Limited Partnership (“Seller”), whereby the Company paid $50,000 for the option to acquire the building on September 30, 2022 for $5,500,000, with an initial deposit of $1,500,000, which was subsequently renegotiated to $350,000 and paid on October 3, 2022, the $50,000 option price to be applied to the deposit. The expected closing is expected to be February 1, 2023. The current rental of $27,783 was reduced to $20,206 on payment of the option price of $50,000. The Seller will provide financing of $4,000,000 at a coupon of 6.36% per annum, with interest only payments of $21,217 per month. The term of the seller funding will be one year, due and payable on January 31, 2024.

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

Intangible assets consist of the following:

	September 30, 2022			December 31, 2021
	Cost	Accumulated amortization	Net book value	Net book value
Health care Provider license	$1,789,903	$(447,475)	$1,342,428	$1,610,913

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

The Company recorded $268,485 and $89,495 in amortization expense for finite-lived assets for the nine months ended September 30, 2022 and 2021, respectively.

8. Leases

On April 25, 2022, the Company entered into a real property lease for 5 apartments located at 921 Fern Street, West Palm Beach, Florida. The lease commenced on May 2, 2022 for a twelve month period, terminating on May 15, 2023. The Company applied the practical expedient whereby operating leases with a duration of twelve months or less are expensed as incurred

 Right of use assets are included in the condensed consolidated balance sheet are as follows:

	September 30, 2022	December 31, 2021
Non-current assets
Right-of-use assets – finance leases, net of depreciation, included in Property and equipment	$40,876	$49,268
Right-of-use assets - operating leases, net of amortization	$1,459,729	$1,653,816

Lease costs consists of the following:

	Nine months ended September 30,
	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$8,392	$—
Interest expense on finance lease liabilities	1,880	—
Finance lease cost	10,272	—

Operating lease cost	194,086	90,386
Lease cost	$204,358	$90,386

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Leases (continued)

Other lease information:

	Nine months ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(5,531)	$—
Operating cash flows from operating leases	(248,724)	(87,934)
	$(254,255)	$(87,934)

Weighted average remaining lease term – finance leases	4 years and one month	—
Weighted average remaining lease term – operating leases	4 years and 4 months	—
Discount rate – finance leases	6.61%	—
Discount rate – operating leases	4.64%	—

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases is as follows:

Amount
Remainder of 2022	$2,457
2023	9,829
2024	9,829
2025	9,829
2026	7,902
Total undiscounted minimum future lease payments	39,846
Imputed interest	(5,095)
Total finance lease liability	$34,751
Disclosed as:
Current portion	$7,762
Non-Current portion	26,989
Lease liability	$34,751

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount
Remainder of 2022	$83,349
2023	348,677
2024	366,110
2025	384,416
2026	437,407
Total undiscounted minimum future lease payments	1,619,959
Imputed interest	(64,455)
Total operating lease liability	$1,555,504

Disclosed as:
Current portion	$275,372
Non-Current portion	1,280,132
Lease liability	$1,555,504

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Taxes Payable

The taxes payable consist of:

●	A payroll tax liability of $133,209 (CDN$182,589) in Greenstone Muskoka which has not been settled as yet.
●	A GST/HST tax payable of $123,471 (CDN$169,242).

	September 30, 2022	December 31, 2021

Payroll taxes	$133,209	$144,020
HST/GST payable	123,471	123,134
Income tax payable	506,776	391,682
Taxes Payable	$763,456	$658,836

10. Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity Date	Principal	Interest	Debt Discount	September 30, 2022	December 31, 2021
Leonite Capital, LLC	12.0%	On Demand	$129,379	$51,457	$—	$180,836	$315,579
	Variable	March 1, 2023	745,375	26,803	(86,905)	685,273	—

Auctus Fund, LLC	0.0%	On Demand	80,000	—	—	80,000	100,000

Labrys Fund, LP	12.0%	On Demand	—	8,826	—	8,826	8,826
	11.0%	—	—	—	—	—	354,504
	11.0%	—	—	—	—	—	148,488

Ed Blasiak	6.5%	On Demand	55,000	7,408	—	62,408	59,697

Joshua Bauman	11.0%	October 21, 2022	150,000	15,551	(8,630)	156,921	32,387

Geneva Roth Remark Holdings, Inc.	8.0%	October 1, 2022	—	—	—	—	24,384

Series N convertible notes	6.0%	On Demand	3,229,000	763,980	—	3,992,980	3,848,073

			$4,388,754	$874,025	$(95,535)	$5,167,244	$4,891,938

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Short-term Convertible Notes (continued)

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

During the nine months ended September 30, 2022, the Company repaid $195,000 of the outstanding principal of the convertible note, effective June 1, 2022, Labrys sold the note to Leonite Fund I, LP, who was issued a new senior secured convertible promissory note, see above.

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

The note has been repaid as of September 20, 2022.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Mortgage loans

Mortgage loans is disclosed as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	September 30, 2022	December 31, 2021

Cranberry Cove Holdings, Ltd.
Pace Mortgage	4.2%	July 19, 2022	$3,486,377	$4,414	$3,490,791	$3,864,312
Disclosed as follows:
Short-term portion					$3,490,791	$3,864,312

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

On September 21, 2022, the Company received partial forgiveness of the government assistance loan of $104,368, the balance of the loan plus accrued interest is due and payable. As of September 30, 2022, the balance outstanding, including interest thereon was $53,757.

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

 On September 26, 2022, the Company, through its 75% held subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Itria Ventures LLC (“Itria”), whereby $310,000 of the Receivables of Evernia were sold to Itria, for gross proceeds of $250,000. The Company also incurred fees of $5,500, resulting in net proceeds of $244,500. The Company is obliged to pay 7.41% of the receivables until the amount of $310,000 is paid in full, with periodic repayments of $6,458 per week. The guarantor of the funding is a minority shareholder in ATHI.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Third party loans

On April 12, 2019, Eileen Greene, a related party assigned CDN$1,000,000 of the amount owed by the Company to her, to a third party. The loan bears interest at 12% per annum which the Company agreed to pay.

During the current period the Company repaid CDN$100,000 (approximately $77,953).

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

The derivative liability is marked-to-market on a quarterly basis. As of September 30, 2022, the derivative liability was valued at $300,582.

The following assumptions were used in the Black-Scholes valuation model:

Nine months ended September 30 2022

Calculated stock price	$0.0004 to $0.0010
Risk free interest rate	0.06% to 4.25%
Expected life of convertible notes and warrants	3 to 33 months
expected volatility of underlying stock	167.1% to 247.0%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	September 30, 2022	December 31, 2021

Opening balance	$515,901	$4,765,387
Derivative liability extinguished on convertible notes converted to equity	(39,726)	(2,914,119)
Derivative liability on issued convertible notes	—	190,824
Fair value adjustments to derivative liability	(175,593)	(1,526,191)

Closing balance	$300,582	$515,901

17. Related party transactions

Shawn E. Leon

As of September 30, 2022 and December 31, 2021 the Company had a payable to Shawn Leon of $423,394 and $106,100, respectively. Mr. Leon is a director and CEO of the Company. The balances payable are non-interest bearing and has no fixed repayment terms.

Due to the current financial position of the Group, Mr. Leon forfeited the management fees due to him for the nine months ended September 30, 2022 and the year ended December 31, 2021.

Leon Developments, Ltd.

As of September 30, 2022 and December 31, 2021, the Company owed Leon Developments, Ltd., $835,805 and $935,966, respectively, for funds advanced to the Company.

Eileen Greene

As of September 30, 2022 and December 31, 2021, the Company owed Eileen Greene, the spouse of our CEO, Shawn Leon, $1,489,220 and $1,472,215, respectively. The amount owing to Ms. Greene is non-interest bearing and has no fixed repayment terms.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18. Stockholder’s deficit

a)	Common shares

Authorized and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The company has issued and outstanding 3,729,053,805 and 3,579,053,805 shares of common stock at September 30, 2022 and December 31, 2021, respectively.

On February 28, 2022, the Company issued 150,000,000 shares of common stock to Leonite in connection with a conversion notice received, converting principal of $149,250.

b)	Series A Preferred shares

Authorized, issued and outstanding

The Company has authorized 10,000,000 Series A preferred shares with a par value of $0.01 per share. The company has issued and outstanding 4,000,000 Series A Preferred shares at September 30, 2022 and December 31, 2021, respectively.

c)	Series B Preferred shares

Authorized and outstanding

The Company has authorized 400,000 Series B preferred shares with a par value of $1.00 per share. The company has issued and outstanding 400,000 Series B Preferred shares at September 30, 2022 and December 31, 2021, respectively.

The Series B preferred shares are mandatorily redeemable by the Company and are therefore classified as mezzanine debt.

d)	Stock options

Our board of directors adopted the Greenstone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have no issued options at September 30, 2022 under the Plan.

e)	Warrants

All of the warrants have cashless exercise terms whereby in-the-money warrants may be exercised by reducing the number of shares issued in terms of the warrant exercise to offset the proceeds due on the exercise.

All of the warrants have price protection features whereby any securities issued subsequent to the date of the warrant issuance date, were issued at a lower price, or have conversion features that are lower than the current exercise price, or were converted at a lower price, or are exercisable at a lower price, to the current warrant exercise price, will result in the exercise price of the warrant being set to the lower issue, conversion or exercise price.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	Stockholder’s deficit

e)	Warrants (continued)

A summary of the Company’s warrant activity during the period from January 1, 2021 to September 30, 2022 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding as of January 1, 2021	615,561,379	$0.000675 to $0.12	$0.011380
Granted	471,010,103	$0.0020500	0.003080
Forfeited/cancelled	(101,682,866)	$0.0015 to $0.12	0.039029
Exercised	(361,111,110)	$0.00150 to $0.00205	0.003291
Outstanding as of December 31, 2021	623,777,506	$0.000675 to $0.12	$0.0052875
Granted	—	—	—
Forfeited/cancelled	(20,925,000)	$0.12	0.12
Exercised	—	—	—
Outstanding as of September 30, 2022	602,852,506	$0.000675 to $0.00205	$0.001306

The following table summarizes information about warrants outstanding at September 30, 2022:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.000675	326,286,847	2.78		326,286,847
$0.002050	276,565,659	3.27		276,565,659
	602,852,506	3.01	$0.001306	602,852,506	$0.001306

All of the warrants outstanding at September 30, 2022 are vested. The warrants outstanding at September 30, 2022 have an intrinsic value of $0.

19. Segment information

The Company has two reportable operating segments:

a.	Rental income from the property owned by CCH subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, these services were provided to customers at our Evernia, Addiction Recovery Institute of America and Seastone of Delray operations.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	Segment information (continued)

The segment operating results of the reportable segments for the nine months ended September 30, 2022 is disclosed as follows:

	Nine months ended September 30, 2022
	Rental Operations	In-Patient services	Total

Revenue	$292,303	$3,297,387	$3,586,290
Operating expenses	(99,515)	(3,105,091)	(3,204,606)

Operating income	192,788	188,896	381,684

Other (expense) income
Other income	—	10,018	10,018
Forgiveness of government assistance loan	—	104,368	104,368
Interest expense	(156,297)	(210,880)	(367,177)
Amortization of debt discount	—	(551,738)	(551,738)
Derivative liability movement	—	175,593	175,593
Foreign exchange movements	116,635	385,715	502,350
Net income before taxes	153,126	101,972	255,098
Taxes	—	(87,615)	(87,615)
Net Income	$153,126	$14,357	$167,483

The operating assets and liabilities of the reportable segments as of September 30, 2022 is as follows:

	September 30, 2022
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$—	$285,103	$285,103
Assets
Current assets	7,972	952,223	960,195
Non-current assets	2,469,499	3,299,226	5,768,725
Liabilities
Current liabilities	(4,974,475)	(9,047,232)	(14,021,707)
Non-current liabilities	(603,557)	(1,523,795)	(2,127,352)
Mandatory redeemable preferred shares	—	(400,000)	(400,000)
Intercompany balances	(1,263,485)	1,263,485	—
Net liability position	$(4,364,046)	$(8,131,754)	$(9,820,139)

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	Segment information (continued)

The segment operating results of the reportable segments for the nine months ended September 30, 2021 is disclosed as follows:

	Nine months ended September 30, 2021
	Rental Operations	In-Patient services	Total

Revenue	$278,806	$774,577	$1,053,383
Operating expenses	111,163	718,935	830,098

Operating income	167,643	55,642	223,285

Other (expense) income
Penalty on convertible debt	—	(9,240)	(9,240)
Loss on advance	—	(120,000)	(120,000)
Warrant exercise	—	(758,340)	(758,340)
Fair value of warrants granted to convertible debt holders	—	(976,788)	(976,788)
Interest expense	(173,549)	(535,387)	(708,936)
Amortization of debt discount	—	(1,683,779)	(1,683,779)
Derivative liability movement	—	544,767	544,767
Foreign exchange movements	(9,024)	13,242	4,218
Net loss before taxes	(14,930)	(3,469,883)	(3,484,813)
Taxes	—	18,794	18,794
Net loss	$(14,930)	$(3,451,089)	$(3,466,019)

The operating assets and liabilities of the reportable segments as of September 30, 2021 is as follows:

	September 30, 2021
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$—	$31,214	$31,214
Assets
Current assets	3,908	292,134	296,042
Non-current assets	2,784,419	3,575,619	6,360,038
Liabilities
Current liabilities	(5,395,477)	(10,341,386)	(15,736,863)
Non-current liabilities	(675,140)	(1,847,356)	(2,522,496)
Mandatory redeemable preferred shares	—	(400,000)	(400,000)
Intercompany balances	1,254,879	(1,254,879)	—
Net liability position	$(2,027,411)	$(9,975,868)	$(12,003,279)

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20. Net income (loss) per common share

For the three months ended September 30, 2022, the computation of basic and diluted earnings per share is calculated as follows:

		Number of	Per share
	Amount	shares	amount

Basic earnings per share
Net income per share available for common stockholders	$458,713	3,729,053,805	$0.00

Effect of dilutive securities
Convertible debt	163,565	547,490,575

Diluted earnings per share
Net income per share available for common stockholders	$622,278	4,276,544,380	$0.00

For the three months ended September 30, 2021, the computation of basic and diluted earnings per share is calculated as follows:

		Number of	Per share
	Amount	shares	amount

Basic earnings per share
Net income per share available for common stockholders	$1,525,766	2,875,702,002	$0.00

Effect of dilutive securities
Warrants	—	297,205,984
Convertible debt	123,266	823,112,567

Diluted earnings per share
Net income per share available for common stockholders	$1,649,032	3,996,020,553	$0.00

For the nine months ended September 30, 2022, the computation of basic and diluted earnings per share is calculated as follows:

		Number of	Per share
	Amount	shares	amount

Basic earnings per share
Net income per share available for common stockholders	$41,135	3,693,636,223	$0.00

Effect of dilutive securities
Convertible debt	230,724	547,490,575

Diluted earnings per share
Net income per share available for common stockholders	$271,859	4,244,126,798	$0.00

For the nine months ended September 30, 2021, the following warrants and convertible securities were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

Nine months ended September 30, 2021

Warrants to purchase shares of common stock	684,345,057
Convertible notes (in shares)	1,056,854,401
1,741,199,458

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

The company has a mortgage loan as disclosed in note 12 above. The mortgage loan matured on July 19, 2022 and the Company currently owes $3,490,791. The terms of the loan are currently being negotiated.

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

22. Subsequent events

Subsequent to September 30, 2022, the Company re-negotiated the deposit payable for the acquisition of the Evernia building , in which the treatment center is housed from $1,500,000 to $350,000 which was paid on October 3, 2022. The expected closing is expected to be February 1, 2023. The Seller will provide financing of $4,000,000 at a coupon of 6.36% per annum, with interest only payments of $21,217 per month.

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

For the three months ended September 30, 2022 and September 30, 2021.

Revenues

Revenues were $1,424,943 and $866,432 for the three months ended September 30, 2022 and 2021, respectively, an increase of $558,511 or 64.5%. The revenue from in-patient services related to Evernia was $1,286,425 and $774,577 for the three months ended September 30, 2022 and 2021, respectively. He increase in Evernia revenue is due to expansion of the facility and the increase in the number of beds available for patients. The revenue from rental properties was $108,518 and $91,855 and included the rental escalation as per the agreement.

Operating Expenses

Operating expenses were $1,169,961 and $747,468 for the three months ended September 30, 2022 and 2021, respectively, an increase of $422,493 or 56.5%. The increase is primarily due to the following:

●	Payroll expense was $580,433 and $474,351 for the three months ended September 30, 2022 and 2021, respectively, an increase of $106,082 or 22.4%. The increase is primarily due to an increase in headcount to support the growth in revenue.

●	Rent expense was $114,717 and $87,874 for the three months ended September 30, 2022 and 2021, respectively, an increase of $26,843 or 30.5%. The increase in rental is due to additional rental expense incurred on apartments used to house additional patients as the business expands.

●	Management fees was $30,000 and management fee reversal was $(259,175) for the three months ended September 30, 2022 and 2021, respectively, an increase of $289,175 or 111.6%. Management fees accrued as a payable to our CEO were reversed during the prior period as these fees had not been paid for several years, the current year fee of $30,000 was paid to current management.

●	Depreciation expense was $136,609 and $125,959 for the three months ended September 30, 2022 and 2021, respectively, an increase of $10,650 or 8.5%. The increase in depreciation expense is due to the expansion undertaken at the Evernia facility to support the increase in revenue generated by additional patient beds.

Operating Income

The operating income was $254,982 and $118,964 for the three months ended September 30, 2022 and 2021, respectively, an increase of $136,018 or 114.3%. The increase in operating income is due to the increased revenues, offset by the increase in operating expenses, as discussed above.

Forgiveness of government assistance loan

Forgiveness of federal assistance loan was $104,368 and $0 for the three months ended September 30, 2022 and 2021, respectively, an increase of $104,368. The Company received partial relief of the Government assistance loan received in the prior year.

Interest expense

Interest expense was $163,651 and $(29,052) for the three months ended September 30, 2022 and 2021, respectively, an increase of $192,703 or 663.3%. the increase is due to an adjustment made to accrued interest in the prior year.

Amortization of debt discount

Amortization of debt discount was $87,704 and $333,237 for the three months ended September 30, 2022 and 2021, respectively, a decrease of $245,533 or 73.7%. The decrease is primarily due to the conversion of convertible debt over the past twelve months and the repayment of debt during the prior period, resulting in acceleration of amortization expense in periods prior to the current period.

Derivative liability movement

The derivative liability movement was $45,156 and $1,510,046 for the three months ended September 30, 2022 and 2021, respectively. The derivative liability movement represents the mark to market movements of variably priced convertible notes and warrants issued during the current and prior comparative period. The decrease in the mark to market movement of $1,464,890, or 97.0%, was primarily due to the conversion of several convertible notes during the prior period.

Foreign exchange movements

Foreign exchange movements was $404,538 and $184,956 for the three months ended September 30, 2022 and 2021, respectively, an increase of $219,582 or 118.7%, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net income before taxes

Net income before taxes was $556,734 and $1,509,781 for the three months ended September 30, 2022 and 2021, respectively, a decrease of $953,047 or 63.1%. The decrease is primarily due to the decrease in the derivative liability movement of $1,464,890, offset by the decrease in the amortization of debt discount of $245,533, the increase in foreign exchange gain of $219,582, the forgiveness of the government assistance loan of $104,368 and the increase in operating income of $136,018, as discussed above.

Income taxes

Income taxes was $(44,652) and $18,794 for the three months ended September 30, 2022 and 2021, an increase of $63,446 or 337.6%. The increase is due to the profit generated by Evernia during the current period. In the prior period, the credit related to deferred tax on the value of the intangible asset on the Evernia acquisition.

Net Income

Net Income was $512,082 and $1,528,575 for the three months ended September 30, 2022 and 2021, respectively, a decrease of $1,016,493 or 66.5%, is primarily due to the decrease in net income before taxation and the increase in the income taxes, as discussed above.

 For the nine months ended September 30, 2022 and September 30, 2021.

Revenues

Revenues were $3,586,290 and $1,053,383 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $2,532,907 or 240.5%. The revenue from in-patient services related to Evernia was $3,289,727 and $774,577 for the nine months ended September 30, 2022 and 2021, respectively. Evernia was acquired on July 1, 2021, the revenue for the current period represents nine months of revenue compared to three months in the prior period. The revenue from rental properties was $296,563 and $278,806 for the nine months ended September 30, 2022 and 2021, respectively and included the rental escalation as per the agreement.

 Operating Expenses

Operating expenses were $3,204,606 and $830,098 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $2,374,508 or 286.1%. The increase is primarily due to the following:

●	Operating expenses related to ATHI and Evernia was $2,958,903 for the nine months ended September 30, 2022, Evernia was acquired on July 1, 2021. Included in Evernia operating expenses is payroll costs of $1,336,504, outside contractors and professional fees of $374,028, advertising and promotion costs of $80,924 management fees of $90,000, rental expenses of $314,256, and depreciation and amortization expenses of $307,738, which relate primarily to the amortization of intangibles.

●	Operating expenses, excluding ATHI and Evernia was $245,703 and $22,628 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $223,075 or 985.8%, primarily due to the $259,175 reversal of unpaid management fees recorded in prior year payables.

●	Rent expense, excluding ATHI and Evernia was $0 and $2,512 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $2,512 or 100.0%. This amount is immaterial.

●	Management fees, excluding ATHI and Evernia was $0 and $259,975 for the nine months ended September 30, 2022 and 2021, respectively. Management fees were waived during the current and $259,175 of management fees were reversed as they remained unpaid.

●	Salaries and wages, excluding ATHI and Evernia was $119,595 and $83,073 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $36,522 or 43.9%, the increase is due to additional employees retained for administrative functions with the acquisition of Evernia.

●	Depreciation expense, excluding ATHI and Evernia was $95,113 and $96,837 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $1,724, the decrease is immaterial.

Operating income

The operating income was $381,684 and $225,285 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $156,399 or 69.3%. In the prior period, management fees of $259,175 were reversed, after eliminating the reversal of management fees, operating income increased by $415,574, primarily due to the operating income of $305,084, and the operating income generated by the rental operations.

Penalty on convertible notes

Penalty on convertible notes was $0 and $9,240 for the nine months ended September 30, 2022 and 2021, a decrease of $9,240. The penalty on convertible notes relates to a fee paid in the previous year for the extension of repayment dates on the Labrys note.

Loss on advance

Loss on advance was $0 and $120,000 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $120,000 or 100.0%. The company provided against funds that were advanced to Local link wellness in the prior year, which management determined to be uncollectible.

Fair value of warrants granted to convertible debt holders

Fair value of warrants granted to convertible debt holders was $0 and $976,788 for the nine months ended September 30, 2022 and 2021, a decrease of $976,788 or 100%. In the prior period, the Company granted warrants to certain convertible debt holders in terms of agreements entered into with them, whereby any debt issued subsequent to their debt on more favorable terms would result in the debt holders being entitled to the same terms as issued to the subsequent debt holders. The company issued warrants for a total of 246,464,649 shares of common stock valued using a Black Scholes valuation model.

Interest expense

Interest expense was $367,177 and $708,936 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $341.759 or 48.2%, primarily due to a reduction in overall debt due to conversion of convertible notes over the prior 12 months and the repayment of convertible notes during the current period.

Amortization of debt discount

Amortization of debt discount was $551,738 and $1,683,779 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $1,132,041 or 67.2%. The decrease is primarily due to the conversion of convertible debt over the past twelve months and the repayment of debt during the prior period, resulting in acceleration of amortization expense in periods prior to the current period.

Derivative liability movement

The derivative liability movement was $175,593 and $(213,573) for the nine months ended September 30, 2022 and 2021, respectively, an increase of $389,166 or 182.2%. The derivative liability movement represents the mark to market movements of variably priced convertible notes and warrants issued during the current and prior comparative period.

Foreign exchange movements

Foreign exchange movements was $502,350 and $4,218 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $498,132 or 11,809.7%, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net income (loss) before income taxes

Net income before income taxes was $255,098 and net loss before income taxes was $(3,484,813) for the nine months ended September 30, 2022 and 2021, respectively, an increase of $3,739,911 or 107.3%, is primarily due to the loss on advance in the prior year, the fair value of the warrants granted to convertible debt holders, the decrease in interest expense, the decrease in amortization of debt discount and the decrease in derivative liability movements, as discussed above and the foreign exchange movements, as discussed above.

Income taxes

Income taxes was $(87,615) and $18,794 for the nine months ended September 30, 2022 and 2021, an increase of $106,409 or 566.2%. The increase is due to the profit generated by Evernia, which was acquired on July 1, 2021. In the prior year, the credit to income taxes related to deferred taxation on the intangibles acquired on the acquisition of Evernia.

Net income ( loss)

Net income was $167,483 and net loss was $(3,466,019) for the nine months ended September 30, 2022 and 2021, respectively, an increase of $3,633,502 or 104.8%, is primarily due to the increase in net income (loss) before taxation, offset by the increase in taxation, as discussed above.

Commitments and contingencies

The company has commitments under operating and finance leases as follows:

The amount of future minimum lease payments under finance leases as of September 30, 2022 is as follows:

Amount
Remainder of 2022	$2,457
2023	9,829
2024	9,829
2025	9,829
2026	7,902
$39,846

The amount of future minimum lease payments under operating leases as of September 30, 2022 is as follows:

Amount
Remainder of 2022	$83,349
2023	348,677
2024	366,110
2025	384,416
2026	437,407
$1,619,959

The company also has commitments under convertible loans, short term loans, mortgage loans. If the convertible loans, as disclosed in note 10, above are not converted will need to be repaid, the short term loans disclosed in note 11 are repayable on demand and the mortgage loans, disclosed on note 12 above, matured during July 2022, this loan is currently being renegotiated with the lenders..

The Company will need to repay the balance outstanding on the government assistance loans, including interest thereon.

Liquidity and Capital Resources

Cash provided by operating activities was $1,019,112 and 75,912 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $943,200. The increase is primarily due to the following:

●	A decrease in net loss of $3,633,502 as discussed under operations above.

●	Offset by a decrease in the movement of non-cash items of $2,426,381, primarily due to the derivative liability movement of $389,166, the fair value of warrants of $976,788 in the prior year and the movement in the amortization of debt discount of $1,119,773.

●	The movement in working capital increased by $263,919, primarily due to the increase in movement in accounts receivable of $134,012 and prepaid expenses of $144,745.

Cash used in investing activities was $335,103 and $471,427 for the nine months ended September 30, 2022 and 2021, respectively In the current period the Company invested in expanding the Evernia facility, the prior year investment was attributable to the advances made to Evernia, which acquisition closed on July 1, 2021. The Company paid a $50,000 deposit for the potential acquisition of the building in which the Evernia treatment center is housed.

Cash provided by financing was $393,185 and $372,199 for the nine months ended September 30, 2022 and 2021, respectively. In the current period the Company received $440,000 in receivables funding and repaid $80,000 per the agreement. We also received $160,000 in short term funding and repaid $289,044. Related parties advanced the company a further $334,299 during the period.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2022

By:/s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	November 14, 2022
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	November 14, 2022
John O’Bireck

/s/ Gerald T. Miller	Director	November 14, 2022