Form 10-K
period 2022-12-31
ETHEMA HEALTH Corp
filed 2023-03-31
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number: 000-15078

Ethema Health Corporation

(Exact name of registrant as specified in its charter)

Colorado 84-1227328

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

950 Evernia Street

West Palm Beach, Florida 33401

(Address of principal executive offices)

(416) 500 0020

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022, based on a closing share price of $0.0006 was approximately $2,073,714.

As of March 30, 2023, the registrant had 3,729,053,805 shares of its common stock, par value $0.01 per share, outstanding.

ETHEMA HEALTH CORPORATION

YEAR ENDED DECEMBER 31, 2022

PART I

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

The Company originally had a 180 day option, to purchase an additional 9% of ETHI for a purchase consideration of $50,000. On April 28, 2021, the Stock Purchase Agreement was amended whereby the option to purchase an additional 9% of ATHI for $50,000 was amended to purchase an additional 24%, an increase of 15% over the prior option, for 100,000,000 shares of common stock and $50,000. The remaining condition to closing, the receipt of approval for the change of ownership of the license from the Department of Children and Family Services of Florida, was satisfied by probationary approval, which was received on June 30, 2021. The Company exercised the option and issued the 100,000,000 shares of common stock, resulting in the Company owning 75% of ATHI.

Corporate Structure

The Company consists of the following entities:

Ethema Health Corporation (Parent company);

Ethema is the publicly traded investment holding company, registered in Colorado, U.S.

American Treatment Holdings, Inc, a US registered company (75% owned);

ATHI owns 100% of the members interest of Evernia.

Evernia Health Center, a US registered company;

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

On December 30, 2022, the company disposed of its interest in the following wholly owned subsidiaries to our Chairman and CEO, as they were no longer core to the business.

GreeneStone Clinic Muskoka Inc., a Canadian registered company;

Muskoka previously owned and operated the addiction treatment center in Canada which was sold to CART.

Addiction Recovery Institute of America, LLC (“ARIA”), a US registered company;

ARIA operated a treatment center in Delray Beach, Florida out of premises which it had acquired in February 2017. The treatment center was relocated and was operated out of leased premises in West Palm Beach Florida, which lease was subsequently terminated and all operations ceased under ARIA.

Employees

As of December 31, 2022, Ethema had 46 employees.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

Ethema Executive Offices

The Company’s executive offices are located at 950 Evernia Street, West Palm Beach, Florida, 33406.

West Palm Beach Treatment Operations

The Company, through its acquisition of ATHI, effectively acquired 75% of the Evernia treatment facility located at 950 Evernia Street, West Palm Beach Florida. The Company has been actively involved in the operation of the Evernia treatment facility since June 2020.

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

The last reported sale price of our common stock on the OTC Pink on March 30, 2023 was $0.0004 per share. As of March 30, 2023, there were approximately 157 holders of record of our common stock.

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

Equity Compensation Plan Information

See Item 11 - Executive Compensation for equity compensation plan information.

Recent Sales of Unregistered Securities

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the year ended December 31, 2022 in transactions that were not registered under the Securities Act.

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

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended December 31, 2022.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our audited annual financial statements and the related notes thereto, each of which appear elsewhere in this Annual Report. This discussion contains certain forward-looking statements that involve risks and uncertainties in this Annual Report. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties. The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of Ethema Health Corporation.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the company’s consolidated financial statements and accompanying notes to the consolidated financial statements for the year ended December 31, 2022.

Results of operations for the year ended December 31, 2022 and the year ended December 31, 2021.

Revenue

Revenue was $4,820,747 and $1,942,588 for the years ended December 31, 2022 and 2021, respectively, an increase of $2,878,159 or 148.2%.

Revenue from patient treatment was $4,411,546 and $1,568,071 for the years ended December 31, 2022 and 2021, respectively, an increase of $2,843,475 or 181.3%. The increase is due to the consolidation of a full years trading of Evernia, a West Palm Beach based treatment facility, in the prior year we included Evernia in our consolidated results with effect from July 1, 2021, the date of acquisition. In addition the facility was expanded during the current year, allowing for more patients to be treated simultaneously.

Revenue from rental income was $377,351 and $374,517 for the years ended December 31, 2022 and 2021, respectively, an increase of $2,834 or 0.8%, the increase is due to the increase in monthly rental income in terms of the agreement, offset by exchange rate fluctuations, the U.S. dollar strengthened against the Canadian dollar during the current period.

Operating Expenses

Operating expenses was $4,331,630 and $1,940,483 for the years ended December 31, 2022 and 2021, respectively, an increase of $2,391,147 or 123.2%. The increase in operating expenses is attributable to:

General and administrative expenses of $805,372 and $531,391 for the years ended December 31, 2022 and 2021, respectively, an increase of $273,981 or 51.6%. The increase is due to the consolidation of the Evernia treatment facility for a full fiscal year in the current period. Evernia was acquired on July 1, 2021.

Rent expense was $427,482 and $178,679 for the years ended December 31, 2022 and 2021 an increase of 248,803 or 139.2%, due to the consolidation of Evernia for a full fiscal year during the current period and an annual escalation in rental expense. Evernia was acquired on July 1, 2021, and enjoyed certain rental concessions during the initial period
Management fees was $132,500 and $60,000 for the years ended December 31, 2022 and 2021, respectively, an increase of $72,500 or 120.8%. Management fees were included in our consolidated results for the full fiscal year during the current year and relate to management fees paid to the minority holder in ATHI.
·	Professional fees were $463,678 and $132,275 for the years ended December 31, 2022 and 2021, respectively, an increase of $331,403 or 250.5%. The increase is primarily due to the expansion of the facility during the current year by increasing the beds available to patients.
·	Salaries and wages was $1,962,479 and $712,787 for the years ended December 31, 2022 and 2021, respectively, an increase of $1,249,692 or 175.3%. The increase is due to the inclusion of salaries and wages in our consolidated results for the full fiscal year in the current year and additional staff hired to facilitate the expansion of the facility during the current fiscal year.
·	Depreciation expense was $540,119 and $325,351 for the years ended December 31, 2022 and 2021, respectively, an increase of $214,768 or 66.0%. The increase in the depreciation charge was due to the inclusion of Evernia in our consolidated results for the full fiscal year during the current year and the depreciation of newly acquired assets to facilitate the expansion of the facility.

Operating profit

The operating profit was $489,117 and $2,105 for the years ended December 31, 2022 and 2021, respectively, an increase of $487,012 or 23,136.0%. The increase is due to the increase in revenues offset by the increase in expenses, primarily due to the inclusion of Evernia in our consolidated results for the full fecal year during the current year and the expansion of the facility during the current year,

Other income

Other income was $15,760 and $273,373 for the years ended December 31, 2022 and 2021, respectively. In 2021, other income includes; (i) the reversal of a $250,000 provision raised for rental expenses on a previous property leased by the Company which has, subsequently been disposed of by the Landlord, and (ii) a financial inducement granted to the Company by the Evernia landlord.

Forgiveness of government relief loan

Forgiveness of government relief loan was $104,368 and $156,782 for the years ended December 31, 2022 and 2021, respectively, a decrease of $52,414 or 33.4%. in 2021, we had met all requirements for forgiveness of one of its Covid-19 government relief loans, in 2022, we received partial forgiveness of a second Covid-19 loan as we only partially met the forgiveness requirements.

Loss on advance

Loss on advance was $0 and $120,000 for the years ended December 31, 2022 and 2021, respectively, a decrease of $120,000 or 100.0%. The company wrote off funds advanced to Local link wellness which were deemed to be uncollectible in 2021.

Fair value of warrants granted to convertible debt holders

Fair value of warrants granted to convertible debt holders was $0 and $854,140 for the years ended December 31, 2022 and 2021, a decrease of $854,140 or 100%. In 2021, we granted warrants to certain convertible debt holders in terms of agreements entered into with them, whereby any debt issued subsequent to their debt on more favorable terms would result in the debt holders being entitled to the same terms as issued to the subsequent debt holders. We issued warrants for a total of 195,963,598 shares of common stock which was valued using a Black Scholes valuation model.

Penalty on notes and convertible notes

Penalty on notes and convertible notes was $60,075 and $9,240 for the years ended December 31, 2022 and 2021, an increase of $50,835 or 550.2%. In 2022, the penalty on notes relates to additional principle on certain short term notes which were not paid by due date. In 2021 the penalty on convertible notes relates to a fee paid for the extension of repayment dates on the Labrys note.

Interest income

Interest income was $78 and $0 for the years ended December 31, 2022 and 2021 respectively. The interest income is immaterial.

Interest expense

Interest expense was $588,477 and $829,525 for the years ended December 31, 2022 and 2021, respectively, a decrease of $241,048 or 29.1%, primarily due to the decrease in convertible note funding during the current year.

Debt discount

Debt discount was $624,683 and $1,965,551 for the years ended December 31, 2022 and 2021, respectively, a decrease of $1,340,868 or 68.2%. The decrease is primarily due to funding arising from other sources without significant debt discount instruments such as warrants being issued to fund operations, the majority of debt discount has been fully amortized in the current and prior year.

Derivative liability movement

We adopted ASU 2020-06 during the current year, which eliminated the derivative liability as our convertible notes with down-round features no longer met the definition of a derivative instrument. The derivative liability movement during the prior year represents the mark to market movements of variably priced convertible notes and warrants issued during prior years.

Foreign exchange movements

Foreign exchange movements was $1,071,320 and $(34,301) for the years ended December 31, 2022 and 2021, respectively and represents the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars. During the current period we disposed of Greenstone Muskoka resulting in the unrealized translation difference becoming a realized gain.

Net income (loss) before taxation

Net income before tax was $407,408 and net loss before taxation was $(1,854,306) for the years ended December 31, 2022 and 2021, respectively, an increase of $$2,261,714 or 122.0%. The increase is primarily due to the acquisition of the Evernia treatment center and the expansion of the facility during the current period.

Taxation

Taxation charge was $112,220 and taxation credit was $280,903 for the years ended December 31, 2022 and 2021, respectively an increase of $393,123 or 139.9%. The 2022 charge relates to the profitable Evernia operations, while the tax credit in the prior year arose due to the reversal of prior years’ accrual for $250,000 in penalty tax for non-disclosure of foreign entities in the US tax return, a deferred tax movement of $37,588 on the amortization of licenses which arose on the acquisition of ATHI and Evernia, and a small tax provision on profits realized on the ATHI and Evernia results.

Net income (loss)

Net income was $295,188 and net loss was $(1,573,403) for the years ended December 31, 2022 and 2021, respectively, an increase of $1,868,591 or 118.8%. The increase is due to the reasons discussed above.

Liquidity and Capital Resources

Cash generated by operating activities was $1,577,079 and cash used in operating activities was $85,567 for the years ended December 31, 2022 and 2021, respectively an increase of $1,662,646 or 1,943.1%. The decrease is primarily due to the following:

·	The increase in net income of $1.9 million, as discussed above.
·	The decrease in non-cash movements of $(0.3) million, primarily due to the movement in amortization of debt discount of $(1.3) million, the movement in fair value of warrants issued of $(0.9) million, offset by the movement in derivative liabilities of $1.5 million, the movement in depreciation and amortization of $0.2 million and the movement in the amortization of right of use assets of $0.14 million.

·	The release of cash from working capital of $0.1 million.

Cash used in investing activities was $0.7 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively. We invested $0.4 million in deposits to acquire the building in which Evernia conducts its operations and the purchase of plant and equipment on the expansion of the Evernia facility. In 2021, we invested $0.5 million in the Evernia treatment facility based in West Palm Beach, prior to acquisition. We also purchased property and equipment of $0.1million, primarily to support the Evernia operation during the current year.

Cash generated by financing activities was $0.3 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively. During 2022, we raised $0.7 million in receivables funding and repaid $0.3 million. In addition we raised $0.3 million from related parties and $0.2 million from promissory notes and repaid $0.3 million. During 2021 we raised $1.2 million and repaid $0.5 million in convertible notes, primarily to fund the Evernia operations.

Over the next twelve months we estimate that the company will require approximately $5.8 million in funding to repay its obligations if these obligations are not converted to equity. We will need funding for working capital as we continue to seek opportunities for addiction treatment in the US markets. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as high.

Item 8. Financial Statements and Supplementary Data.

ETHEMA HEALTH CORPORATION

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US$ unless otherwise indicated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ethema Health Corporation

West Palm Beach, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ethema Health Corporation (the Company) at December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows for each of the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years ended December 31, 2021 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the consolidated financial statements, the Company has accumulated deficit of approximately $43.5 million and negative working capital of approximately $12.7 million at December 31, 2022, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Embedded Conversion Features on Convertible Notes – Refer to Notes 11 and 17 to the Financial Statements

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

Boca Raton, Florida

March 31, 2023

ETHEMA HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS

Current assets
Cash	$140,757	$48,822
Accounts receivable, net	337,074	176,011
Prepaid expenses	44,718	29,731
Other current assets	20,347	17,235
Total current assets	542,896	271,799
Non-current assets
Due on sale of subsidiary	—	5,115
Property and equipment	2,974,395	3,012,663
Intangible assets, net	1,252,932	1,610,913
Right of use assets	1,393,071	1,653,816
Deposits paid	400,000	—
Total non-current assets	6,020,398	6,282,507
Total assets	$6,563,294	$6,554,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$170,934	$438,482
Taxes payable	248,644	658,836
Convertible notes, net of discounts	5,269,250	4,891,938
Short-term notes	460,534	122,167
Mortgage loans	3,504,605	3,864,312
Receivables funding	416,731	—
Government assistance loans	14,818	157,367
Operating lease liability	287,017	241,083
Finance lease liability	7,891	7,386
Derivative liability	—	515,901
Accrued dividends	194,829	105,049
Related party payables	2,713,878	2,514,281
Total current liabilities	13,289,131	13,516,802
Non-current liabilities
Government assistance loans	79,555	47,326
Deferred taxation	217,451	273,057
Third party loans	578,335	646,176
Operating lease liability	1,206,413	1,493,431
Finance lease liability	24,952	32,895
Total non-current liabilities	2,106,706	2,492,885
Total liabilities	15,395,837	16,009,687

Preferred stock - Series B; $1.00 par value 10,000,000 authorized, 400,000 shares outstanding as of December 31, 2022 and 2021.	400,000	400,000

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value 10,000,000 authorized, 4,000,000 shares outstanding as of December 31, 2022 and 2021.	40,000	40,000
Common stock - $0.01 par value, 10,000,000,000 shares authorized; 3,729,053,805 and 3,579,053,805 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	37,290,539	35,790,539
Additional paid-in capital	23,419,917	22,791,350
Discount for shares issued below par value	(27,363,367)	(26,013,367)
Accumulated other comprehensive (loss) income	(5,065)	816,532
Accumulated deficit	(43,484,751)	(44,103,311)
Stockholders’ deficit attributable to Ethema Health Corporation stockholders’	(10,102,727)	(10,678,257)
Non-controlling interest	870,184	822,876
Total stockholders’ deficit	(9,232,543)	(9,855,381)
Total liabilities and stockholders’ deficit	$6,563,294	$6,554,306

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

	Year ended December 31, 2022	Year ended December 31, 2021

Revenues	$4,820,747	$1,942,588

Operating expenses
General and administrative	805,372	531,391
Rent expense	427,482	178,679
Management fees	132,500	60,000
Professional fees	463,678	132,275
Salaries and wages	1,962,479	712,787
Depreciation expense	540,119	325,351
Total operating expenses	4,331,630	1,940,483

Operating profit	489,117	2,105

Other (expense) income
Other income	15,760	273,373
Forgiveness of government relief loan	104,368	156,782
Loss on advance	—	(120,000)
Fair value of warrants granted to convertible note holders	—	(854,140)
Penalty on notes and convertible notes	(60,075)	(9,240)
Interest income	78	—
Interest expense	(588,477)	(829,525)
Debt discount	(624,683)	(1,965,551)
Derivative liability movement	—	1,526,191
Foreign exchange movements	1,071,320	(34,301)
Net income (loss) before taxation	407,408	(1,854,306)
Taxation	(112,220)	280,903
Net income (loss)	295,188	(1,573,403)
Net (income) loss attributable to non-controlling interest	(47,308)	30,457
Net income (loss) attributable to Ethema Health Corporation Stockholders’	247,880	(1,542,946)
Preferred stock dividend	(97,782)	(100,584)
Net income (loss) available to common shareholders of Ethema Health Corporation	150,098	(1,643,530)
Accumulated other comprehensive (loss) income
Foreign currency translation adjustment	(821,597)	9,813

Total comprehensive loss	$(671,499)	$(1,633,717)

Basic income (loss) per common share	$0.00	$0.00
Diluted income (loss) per common share	$0.00	$0.00
Weighted average common shares outstanding – Basic	3,704,807,230	2,701,590,443
Weighted average common shares outstanding – Diluted	4,276,363,181	2,701,590,443

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’

DEFICIT

	Series A Preferred		Common		Additional Paid	Discount	Comprehensive	Accumulated	Non- controlling shareholders
	Shares	Amount	Shares	Amount	in Capital	to par value	Income	Deficit	Interest	Total
Balance as of December 31, 2020	4,000,000	$40,000	2,027,085,665	$20,270,857	$23,344,885	$(17,728,779)	$806,719	$(42,459,781)	700,000	$(15,026,099)
Warrants exercised	—	—	280,625,762	2,806,258	(2,806,258)	—	—	—	—	—
Shares issued in consideration of acquisition of subsidiary	—	—	100,000,000	1,000,000	—	(590,000)	—	—	—	410,000
Fair value of non-controlling interest on acquisition of subsidiary	—	—	—	—	—	—	—	—	153,333	153,333
Conversion of convertible notes	—	—	1,171,342,378	11,713,424	97,000	(7,694,588)	—	—	—	4,115,836
Fair value of warrants issued to convertible debt holders	—	—	—	—	1,762,266	—	—	—	—	1,762,266
Fair value of beneficial conversion feature of convertible debt issued	—	—	—	—	133,750	—	—	—	—	133,750
Foreign currency translation	—	—	—	—	—	—	9,813	—	—	9,813
Transactions with related parties	—	—	—	—	259,707	—	—	—	—	259,707
Net loss	—	—	—	—	—		—	(1,542,946)	(30,457)	(1,573,403)
Dividends accrued	—	—	—	—	—	—	—	(100,584)	—	(100,584)
Balance as of December 31, 2021	4,000,000	40,000	3,579,053,805	35,790,539	22,791,350	(26,013,367)	816,532	(44,103,311)	822,876	(9,855,381)
Adjustments to prior period on adoption of ASU 2020-06	—	—	—	—	—	—	—	468,462	—	468,462
Conversion of convertible notes	—	—	150,000,000	1,500,000	—	(1,350,000)	—	—	—	150,000
Transactions with related parties	—	—	—	—	628,567	—	—	—	—	628,567
Foreign currency translation	—	—	—	—	—	—	(821,597)	—	—	(821,597)
Net income	—	—	—	—	—		—	247,880	47,308	295,188
Dividends accrued	—	—	—	—	—	—	—	(97,782)	—	(97,782)
Balance as of December 31, 2022	4,000,000	$40,000	3,729,053,805	$37,290,539	$23,419,917	$(27,363,367)	$(5,065)	$(43,484,751)	$870,184	$(9,232,543)

The accompanying notes are an integral part of the consolidated financial statement

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2022	Year ended December 31, 2021
Operating activities
Net income (loss)	$295,188	$(1,573,403)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	540,119	325,350
Fair value of warrants granted	—	854,140
Forgiveness of federal relief loan	(104,368)	(156,782)
Amortization of debt discount	624,683	1,960,551
Penalty on promissory notes	60,075	—
Derivative liability movements	—	(1,526,191)
Non-cash interest converted to equity	—	90,144
Amortization of right of use asset	260,745	118,745
Deferred taxation movement	(55,606)	(37,588)
Changes in operating assets and liabilities
Accounts receivable	(215,364)	4,267
Prepaid expenses	(14,996)	10,461
Other current assets	(3,113)	114,704
Accounts payable and accrued liabilities	305,785	25,108
Operating lease liabilities	(241,083)	(101,637)
Taxes payable	125,014	(193,436)
Net cash provided by (used in) operating activities	1,577,079	(85,567)
Investing activities
Acquisition of subsidiary, net of cash	—	10,324
Proceeds on sale of subsidiary, net of cash of $1,421	(1,421)	—
Proceeds from deposits	4,984	—
Investment in deposits	(400,000)	—
Other investments	—	(450,537)
Purchase of property and equipment	(315,822)	(132,832)
Net cash used in investing activities	(712,259)	(573,045)

Financing activities
Repayment of mortgage	(117,073)	(117,515)
Proceeds from convertible notes	—	1,232,700
Repayment of convertible notes	—	(499,544)
Proceeds from promissory notes	160,000	420,449
Repayment of promissory notes	(289,044)	(464,338)
Proceeds from receivables funding	682,500	—
Repayment of receivables funding	(330,312)	—
Proceeds from government assistance loans	—	173,322
Repayment of government assistance loans	(2,970)	—
Preferred stock dividends paid	—	(24,000)
Repayment of third party loans	(76,856)	(127,640)
Proceeds from finance leases	—	43,449
Repayment of finance leases	(7,437)	(3,168)
Proceeds (repayment) of related party notes	284,906	(43,520)
Net cash provided by financing activities	303,714	590,195

Effect of exchange rate on cash	(1,076,599)	26,739

Net change in cash	91,935	(41,678)
Beginning cash balance	48,822	90,500
Ending cash balance	$140,757	$48,822

Supplemental cash flow information
Cash paid for interest	$234,240	$281,153
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Fair value of warrant issued	$—	$1,762,266
Shares issued in consideration of acquisition of subsidiary	$—	$410,000
Conversion of convertible notes	$150,000	$4,115,836
Fair value of non-controlling interest	$—	$153,333

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

b)	Principals of consolidation and foreign currency translation (continued)

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the year.

The relevant translation rates are as follows: For the year ended December 31, 2022, a closing rate of CDN$1 equals US$0.7383 and an average exchange rate of CDN$1 equals US$0.7686, for the year ended December 31, 2021, a closing rate of CDN$1.0000 equals US$0.7888 and an average exchange rate of CDN$1.0000 equals US$0.7977.

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

d) Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with several financial institution in the USA and Canada. There were no cash equivalents at December 31, 2022 and 2021.

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

j) Derivatives

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. The Company previously used a Black Scholes Option Pricing model to estimate the fair value of convertible debt conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period were included in the statements of operations. Inputs into the Black Scholes Option Pricing model require estimates, including such items as estimated volatility of the Company’s stock, risk free interest rate and the estimated life of the financial instruments being fair valued.

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

The Company measures its convertible debt and derivative liabilities associated therewith at fair value. These liabilities are revalued periodically and the resultant gain or loss is realized through the consolidated Statement of Operations and Comprehensive Loss.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

m)	Revenue recognition (continued)

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

Settlements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s receivables were $337,074 and $176,011 at December 31, 2022 and December 31, 2021, respectively. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

n)	Income taxes (continued)

ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made. The tax returns for fiscal 2019, through 2021 are subject to audit or review by the US tax authorities, whereas fiscal 2011 through 2021 are subject to audit or review by the Canadian tax authority.

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

p) Stock based compensation

Stock based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2022 and 2021 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with performance conditions and no awards dependent on market conditions.

q) Financial instruments Risks

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, December 31, 2022 and 2021.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of approximately $12.7 million, and an accumulated deficit of approximately $43.5 million. The Company is dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from that of the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its convertible debt, mortgage loans, short term loans, third party loans and government assistance loans as of December 31, 2022. In the opinion of management, interest rate risk is assessed as moderate.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is subject to currency risk as it has subsidiaries that operate in Canada and are subject to fluctuations in the Canadian dollar. A substantial portion of the Company’s financial assets and liabilities are denominated in Canadian dollars, however net earnings in foreign currency is minimal and a 5% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an immaterial increase or decrease in the Company’s after tax net income from operations. The Company has not entered into any hedging agreements to mitigate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from that of the prior year.

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

r) Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued additional updates during the year ended December 31, 2022. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s consolidated financial statements upon adoption.

s) Comparative and prior period disclosures

The comparative and prior period disclosed amounts presented in these consolidated financial statements have been reclassified where necessary to conform to the presentation used in the current year and period.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835, Interest. Further, the ASU made amendments to the EPS guidance in Topic 260 for convertible debt instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. The ASU is effective for interim and annual periods beginning after December 15, 2021. Adoption of the ASU can either be on a modified retrospective or full retrospective basis.

On January 1, 2022, the Company adopted the ASU using the modified retrospective method. We recognized a cumulative effect of initially applying the ASU as an adjustment to the January 1, 2022 opening balance of accumulated deficit, an adjustment to the convertible note balance outstanding and the elimination of the derivative liability balance at January 1, 2022.

The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.

Accordingly, the cumulative effect of the changes made on our January 1, 2022 consolidated balance sheet for the adoption of the ASU was as follows:

	Balance at December 31, 2021	Adjustments from adoption of ASU 2020-06	Adjusted balance at December 31, 2021

Deficit
Accumulated deficit	$44,103,311	$(468,462)	$43,634,849
Current liabilities
Convertible notes, net of discounts	(4,891,938)	(47,439)	(4,939,377)
Derivative liability	(515,901)	515,901	—

The impact of adoption on our consolidated statements of operations for the year ended December 31, 2022 was to reduce discount amortization by $47,439 and to eliminate any mark-to-market movements on derivative liabilities as the conversion features of convertible notes and warrants no longer qualify as derivative liabilities.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. Going concern

The Company’s consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. At December 31, 2022 the Company has a working capital deficiency of $12.7 million, and total liabilities in excess of assets in the amount of $8.8 million .. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan and generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

5. Disposal of subsidiaries

On December 30, 2022, the Company entered into two agreements whereby it sold Greenstone Muskoka and ARIA to the Company Chairman and CEO for gross proceeds of $0.

Immediately prior to the disposal of these subsidiaries, Greenstone Muskoka forgave its intercompany receivable owing from the Company of $6,690,381 and the Company forgave its intercompany balance owing from ARIA of $9,605,315.

The Company also assumed the liability to pay for the Government assistance loan of $50,073.

The assets and liabilities disposed of were as follows:

	Greenstone Muskoka	ARIA	Net book value
Assets
Cash	$382	$1,038	$1,420
	382	1,038	1,420

Liabilities
Accounts payable and accrued liabilities	—	134,795	134,795
Payroll taxes	134,812	—	134,812
Income taxes payable	360,380	—	360,380
	495,192	134,795	629,987

Net liabilities sold	494,810	133,757	628,567
Net proceeds realized	—	—	—
Gain on disposal booked as adjustment to paid in capital	$494,810	$133,757	$628,567

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. Acquisition of subsidiaries

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

On April 28, 2021, the Stock Purchase Agreement date June 30, 2020 between the Company and the Q Global Trust, and ATHI was amended whereby the option to purchase an additional 9% of ATHI for $50,000 was amended to purchase an additional 24%, an increase of 15% over the prior option, for 100,000,000 shares of common stock. The remaining condition to closing, the receipt of approval for the change of ownership of the license from the Department of Children and Family Services of Florida, was satisfied by the probationary approval, which was received on June 30, 2021. The Company exercised the option and issued the 100,000,000 shares of common stock and paid $46,750 of the $50,000 due to the Seller, in terms of the amended agreement as of the date of this report. In addition to the consideration paid for the additional equity the Company agreed to execute a promissory note for the payment of any unpaid management fees at the time of Closing such that the unpaid fees shall be paid pari-passu with the repayment of the Loan Agreement and Seller agrees that any funds advanced to the Company by Behavioural Health Holdings, LLC shall be forgiven and considered contributed capital to ATHI. The Company agrees to advance up to $1,100,000 under the Loan Agreement for the funding of the operations of ATHI as required without any contribution required by the Seller. As at the date of acquisition, July 1, 2021, the Company had advanced Evernia $1,140,985, subsequent to July 1, 2021 to December 31, 2022, Evernia had repaid $637,602. The balance owing to the company at December 31, 2022 was $503,383.

Pursuant to the terms of the Purchase Agreement, the consideration paid for 75% of the equity of ATHI was $50,000 in cash plus the issuance of 100,000,000 shares of the Company’s common stock with a market value of $410,000 on the date of acquisition.

In terms of the agreement, the purchase price was allocated to the fair market value of tangible and intangible assets acquired and liabilities assumed as follows:

Amount
Consideration
Cash	$50,000
100,000,000 shares of common stock at fair market value	410,000
Total purchase consideration	$460,000
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$60,324
Other Current assets	198,133
Property, plant and equipment	130,234
Right of use asset	1,772,560
Intangibles	1,789,903
Total assets	3,951,154
Less: liabilities assumed
Current liabilities assumed	(50,040)
Intercompany advance	(1,140,985)
Operating lease liabilities assumed	(1,836,151)
Imputed Deferred taxation on identifiable intangible acquired	(310,645)
Total liabilities	(3,337,821)
Net identifiable assets acquired and liabilities assumed	613,333
Fair value of non-controlling interest	(153,333)
Total	$460,000

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	Acquisition of subsidiaries (continued)

The amount of revenue and earnings include in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2022 and the revenue and earnings of the combined entity had the acquisition date been January 1, 2021.

Schedule of revenue and earnings

	Revenue	Earnings

Actual from January 1, 2022 to December 31, 2022	$4,411,546	$189,231

2021 Supplemental pro forma from January 1, 2021 to December 31, 2021	$3,024,297	$(1,965,484)

The 2021 Supplemental pro forma earnings information was adjusted to account for amortization of intangibles on acquisition of $178,990.

7. Property and equipment

Property and equipment consists of the following:

	December 31, 2022			December 31, 2021
	Cost	Accumulated depreciation	Net book value	Net book value
Land	$158,742	$—	$158,742	$169,585
Property	3,002,913	(692,465)	2,310,448	2,596,590
Leasehold improvements	416,727	(43,407)	373,320	153,730
Furniture and fittings	116,809	(23,868)	92,941	42,140
Vehicles	55,949	(17,870)	38,079	49,268
Computer equipment	1,450	(585)	865	1,350
	$3,752,590	$(778,195)	$2,974,395	$3,012,663

Depreciation expense for the year ended December 31, 2022 and 2021 was $182,139 and $146,360, respectively.

8. Intangibles

Intangible assets consist of the Company’s estimate of the fair value of intangibles acquired with the acquisition of ATHI disclosed in Note 5 above. The Company allocated the excess over the tangible assets acquired, less the liabilities assumed to the contract provided to the Company by a health care service provider.

Intangible assets consist of the following:

	December 31, 2022			December 31, 2021
	Cost	Accumulated amortization	Net book value	Net book value
Health care Provider license	$1,789,903	$(536,971)	$1,252,932	$1,610,913

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

The Company recorded $357,981 and $178,990 in amortization expense for finite-lived assets for the year ended

December 31, 2022 and 2021, respectively.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. Leases

The Company acquired ATHI on July 1, 2021, ATHI’s wholly owned subsidiary had entered into an operating lease agreement for certain real property located at 950 Evernia Street, West Palm Beach, Florida, with effect from February 1, 2019 for a period of three years, expiring on February 1, 2022. Under the terms of the lease agreement, the lease was extended during October 2021 for a further 5 year period until February 1, 2027.

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

Right of use assets are included in the consolidated balance sheet are as follows:

	December 31, 2022	December 31, 2021
Non-current assets
Right-of-use assets – finance leases, net of depreciation, included in Property and equipment	$38,079	$49,268
Right-of-use assets - operating leases, net of amortization	$1,393,071	$1,653,816

Lease costs consists of the following:

	Year ended December 31,
	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$11,190	$6,681
Interest expense on finance lease liabilities	2,443	1,367
	13,633	8,048

Operating lease cost	$400,207	$178,679
Lease cost	$413,840	$186,727

Other lease information:

	Year ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(2,443)	$(1,367)
Operating cash flows from operating leases	(380,545)	(160,272)
Financing cash flows from finance leases	(7,437)	40,281
Cash paid for amounts included in the measurement of lease liabilities	$(390,425)	$(121,358)

Weighted average lease term – finance leases	3 years and ten months	4 years and ten months
Weighted average remaining lease term – operating leases	4 years and 1 months	5 years and 1 months

Discount rate – finance leases	6.60%	6.61%
Discount rate – operating leases	4.64%	4.64%

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.	Leases (continued)

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases as of December 31, 2022 is as follows:

Amount
2023	$9,829
2024	9,829
2025	9,829
2026	6,195
2027	1,707
37,389
Imputed interest	(4,546)
Total finance lease liability	$32,843
Disclosed as:
Current portion	$7,891
Non-Current portion	24,952
Lease liability	$32,843

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Schedule of Operating lease liability
Amount

2022	$348,677
2023	366,110
2024	384,416
2025	403,637
2026	33,770
Total undiscounted minimum future lease payments	1,536,610
Imputed interest	(43,180)
Total operating lease liability	$1,493,430

Disclosed as:
Current portion	$287,017
Non-Current portion	1,206,413
Lease liability	$1,493,430

10. Taxes Payable

Taxes payable consist of:

	December 31, 2022	December 31, 2021

Payroll taxes	$—	$144,020
HST/GST payable	74,134	123,134
Income tax payable	174,510	391,682
	$248,644	$658,836

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On December 30, 2022, the Company sold its Greenstone Muskoka subsidiary to the Company’s Chairman and CEO, who assumed the payroll tax liability of CDN$182,589 (approximately $134,812) and the income tax liability of CDN$488,099 (approximately $14,812).

11. Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity Date	Principal	Interest	Debt Discount	December 31, 2022	December 31, 2021
Leonite Capital, LLC	12.0%	On Demand	$129,379	$55,370	$—	$184,749	$315,579
Leonite Fund I, LP	Variable	March 1, 2023	745,375	11,515	(36,060)	720,830	—

Auctus Fund, LLC	0.0%	On Demand	80,000	—	—	80,000	100,000

Labrys Fund, LP	12.0%	On Demand	—	8,826	—	8,826	8,826
	11.0%	—	—	—	—	—	354,504
	11.0%	—	—	—	—	—	148,488

Ed Blasiak	6.5%	On Demand	55,000	8,322	—	63,322	59,697

Joshua Bauman	11.0%	October 21, 2022	150,000	19,710	—	169,710	32,387

Geneva Roth Remark Holdings, Inc.	8.0%	October 1, 2022	—	—	—	—	24,384

Series N convertible notes	6.0%	On Demand	3,229,000	812,813	—	4,041,813	3,848,073

			$4,388,754	$916,556	$(36,060)	$5,269,250	$4,891,938

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

Interest is payable monthly and the note may be prepaid with a prepayment penalty of 10%. The note is convertible into common stock at a fixed conversion price of $0.01 per share, subject to anti-dilution adjustments and a fundamental transaction clause allowing the note holder to receive the same consideration as common stockholders would receive.

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

Labrys Fund, LP (continued)

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

During the year ended December 31, 2022, the Company repaid $195,000 of the outstanding principal of the convertible note, effective June 1, 2022, Labrys sold the note to Leonite Fund I, LP, who was issued a new senior secured convertible promissory note, see above.

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

Labrys Fund, LP (continued)

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

On October 21, 2021, the Company entered into a Securities Purchase Agreement with Bauman, pursuant to which the Company issued a senior secured convertible promissory note in the aggregate principal amount of $150,000, including an original issue discount of $16,250. The note bears interest at 11.0% per annum, which is guaranteed and earned in full on issue date and matured on October 21, 2022. The note is convertible into shares of common stock at a conversion price at the option of the holder at $0.001 per share, adjusted for anti-dilution provisions.

The note has matured and is in default, Mr. Bauman has not declared a default under the note and we are in communication with Mr. Bauman on our ability to repay the note.

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

The note has been repaid as of December 31, 2022.

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

12. Short-term Notes

Leonite Capital, LLC

Secured Promissory Notes

On March 1, 2022, the Company entered into a secured Promissory Note in the aggregate principal amount of $124,000 for net proceeds of $100,000 after an original issue discount of $24,000. Due to the failure to repay the note by due date, a penalty of $37,200 was added to the principal outstanding and the Company incurs a monthly monitoring fee of $2,000 per month. In addition the note earns interest at a default rate of 24% per annum on the total balance outstanding, including the monthly monitoring fee and accrued interest.

The Note had a maturity date of April 1, 2022. This note has not been repaid at the date of this report, we are in negotiations with Leonite to settle the balance outstanding and no default has been declared.

The balance outstanding on the note, including default penalty, interest accrued and monthly monitoring fees is $212,579 as of December 31, 2022.

On May 3, 2022, the Company, entered into a secured Promissory Note in the aggregate principal amount of $76,250 for net proceeds of $61,000 after an original issue discount of $15,250. Due to the failure to repay the note by due date, a penalty of $22,875 was added to the principal outstanding and the Company incurs a monthly monitoring fee of $2,000 per month. In addition the note earns interest at a default rate of 24% per annum on the total balance outstanding, including the monthly monitoring fee and accrued interest.

The Note had a maturity date of June 17, 2022. This note has not been repaid at the date of this report, we are in negotiations with Leonite to settle the balance outstanding and no default has been declared.

The balance outstanding on the note, including default penalty, interest accrued and monthly monitoring fees is $127,702 as of December 31, 2022.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Short-term Notes

LXR Biotech

On April 12, 2019, the Company, entered into a secured Promissory Note in the aggregate principal amount of CDN$133,130. The Note had a maturity date of April 11, 2020 and bears interest at the rate of six percent per annum from the date on which the Note was issued.

This note has not been repaid, is in default and remains outstanding. The balance outstanding at December 31, 2022 was $120,253.

13. Mortgage loans

Mortgage loans is disclosed as follows:

Interest rate		Maturity date	Principal Outstanding	Accrued interest	December 31, 2022	December 31, 2021

Cranberry Cove Holdings, Ltd.
Pace Mortgage	4.2%	July 19, 2022	$3,499,772	$4,833	$3,504,605	$3,864,312
Disclosed as follows:
Short-term portion					$3,504,605	$3,864,312

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

The loan matured on July 19, 2022, and negotiations with the lender continue, no new terms have been presented to the Company as yet. The Company has continued to make installments in terms of the original mortgage agreement.

14. Government assistance loans

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

On May 3, 2021, ARIA was granted a government assistance loan in the aggregate principal amount of $157,367. The loan is forgivable if the Company demonstrates that the proceeds were used for expenses such as employee costs during the pandemic. Should the loan not be forgiven, interest is payable on the loan at the rate of 1% per annum and the principal is repayable and interest is payable over an 18 month period.

On September 21, 2022, ARIA received partial forgiveness of the government assistance loan of $104,368, the balance of the loan plus accrued interest is due and payable. On December 30, 2022, the Company sold ARIA to its Chairman and CEO and agreed to assume the repayment of the government assistance loan. As of December 31, 2022, the balance outstanding, including interest thereon was $50,073.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Receivables funding

May 31, 2022 Funding

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

The Company made weekly cash payment of $5,000 totaling $140,000 on the May 31, 2022 funding and settled the remaining $100,000 liability out of the proceeds of the December 13, 2022 funding, thereby terminating the funding agreement.

September 26, 2022 Funding

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

The Company made weekly cash payments of $6,458 totaling $83,958 on the September 26, 2022 funding. The balance outstanding at December 31, 2022 was $226,042, less unamortized discount of $48,254.

December 13, 2022 Funding

On December 13, 2022, the Company, through its 75% held subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Itria Ventures LLC (“Itria”), whereby $305,000 of the Receivables of Evernia were sold to Itria, for gross proceeds of $250,000. The Company also incurred fees of $2,500, resulting in net proceeds of $247,500. The Company is obliged to pay 6.08% of the receivables until the amount of $305,000 is paid in full, with periodic repayments of $6,354 per week. The guarantor of the funding is a minority shareholder in ATHI.

The Company made weekly cash payments of $6,354 totaling $6,354 on the December 13, 2022 funding. The balance outstanding at December 31, 2022 was $293,646, less unamortized discount of $54,703.

16. Third Party loans

On April 12, 2019, Eileen Greene, a related party assigned CDN$1,000,000 of the amount owed by the Company to her, to a third party. The loan bears interest at 12% per annum which the Company agreed to pay.

During the current period the Company repaid CDN$100,000 (approximately $77,953).

17. Derivative liability

In prior years, the short-term convertible notes, together with certain warrants issued to convertible note holders disclosed in note 11 above and note 17 below, had fixed conversion price rights. The convertible notes as well as the warrants were afforded down-round protection which in terms of previous guidance resulted in a derivate liability. The Company adopted ASU 2020-06 with effect from January 1, 2022, which excluded down-round protection from the determination of a derivative liability.

The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.

The original derivative financial liability was valued at inception at $1,959,959 using a Black-Scholes valuation model.

As of December 31, 2021, the derivative liability was valued at $515,901.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	Derivative liability (continued)

The movement in derivative liability is as follows:

Schedule of derivative liability	December 31, 2022	December 31, 2021

Opening balance	$515,901	$4,765,387
Elimination of derivative liability on adoption of ASU 2020-06	(515,901)	—
Mark-to-market adjustments on converted notes	—	(2,914,119)
Derivative liability on issued convertible notes	—	190,824
Fair value adjustments to derivative liability	—	(1,526,191)
Closing balance	$—	$515,901

18. Related party transactions

Shawn E. Leon

As of December 31, 2022 and December 31, 2021 the Company had a payable to Shawn Leon of $411,611 and $106,100, respectively. Mr. Leon is a director and CEO of the Company. The balances payable are non-interest bearing and has no fixed repayment terms.

On December 30, 2022, the Company sold its wholly owned subsidiaries, Greenestone Muskoka and ARIA, to Mr. Leon for gross proceeds of $0. The Company realized a gain on disposal of $628,567 which was recorded as a credit to Additional Paid in Capital due to the related party nature of the transaction.

Due to the current financial position of the Group, Mr. Leon forfeited the management fees due to him for the year ended December 31, 2022 and the year ended December 31, 2021.

Leon Developments, Ltd.

As of December 31, 2022 and December 31, 2021, the Company owed Leon Developments, Ltd., $850,607 and $935,966, respectively, for funds advanced to the Company.

Eileen Greene

As of December 31, 2022 and December 31, 2021, the Company owed Eileen Greene, the spouse of our CEO, Shawn Leon, $1,451,610 and $1,472,215, respectively. The amount owing to Ms. Greene is non-interest bearing and has no fixed repayment terms.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

19. Stockholder’s deficit

a)	Common shares

Authorized and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The company has issued 3,729,053,805 and 3,579,053,805 shares of common stock at December 31, 2022 and December 31, 2021, respectively.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19.	Stockholder’s deficit (continued)

a)	Common shares (continued)

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19.	Stockholder’s deficit (continued)

a)	Common shares (continued)

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

Authorized, issued and outstanding

The Company has authorized 10,000,000 Series A preferred shares with a par value of $0.01 per share. The company has issued and outstanding 4,000,000 Series A Preferred shares at December 31, 2022 and December 31, 2021, respectively.

c)	Series B Preferred shares

Authorized and outstanding

The Company has authorized 400,000 Series B preferred shares with a par value of $1.00 per share. The company has issued and outstanding 400,000 Series B Preferred shares at December 31, 2022 and December 31, 2021, respectively.

The Series B preferred shares are mandatorily redeemable by the Company and are therefore classified as mezzanine debt.

d)	Stock options

Our board of directors adopted the Greenstone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have no issued options at December 31, 2022 under the Plan.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19.	Stockholder’s deficit

e)	Warrants (continued)

A summary of the Company’s warrant activity during the period from January 1, 2021 to December 31, 2022 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding as of January 1, 2021	615,561,379	$0.000675 to $0.12	$0.011380
Granted	471,010,103	$0.0020500	0.003080
Forfeited/cancelled	(101,682,866)	$0.0015 to $0.12	0.039029
Exercised	(361,111,110)	$0.00150 to $0.00205	0.003291
Outstanding as of December 31, 2021	623,777,506	$0.000675 to $0.12	$0.0052875
Granted	—	—	—
Forfeited/cancelled	(20,925,000)	$0.12	0.12
Exercised	—	—	—
Outstanding as of December 31, 2022	602,852,506	$0.000675 to $0.00205	$0.001306

 The following table summarizes information about warrants outstanding at December 31, 2022:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.000675	326,286,847	2.53		326,286,847
$0.002050	276,565,659	3.01		276,565,659
	602,852,506	2.75	$0.001306	602,852,506	$0.001306

All of the warrants outstanding at December 31, 2022 are vested. The warrants outstanding at December 31, 2022 have an intrinsic value of $0.

20. Segment information

The Company has two reportable operating segments:

a.	Rental income from the property owned by CCH subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, these services were provided to customers at our Evernia, Addiction Recovery Institute of America and Seastone of Delray operations.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.	Segment information (continued)

The segment operating results of the reportable segments for the year ended December 31, 2022 is disclosed as follows:

	Year ended December 31, 2022
	Rental Operations	In-Patient services	Total

Revenue	$368,591	$4,452,156	$4,820,747
Operating expenses	129,427	4,202,203	4,331,630

Operating income	239,164	249,953	489,117

Other (expense) income
Other income	—	15,760	15,760
Forgiveness of government relief loan	—	104,368	104,368
Penalty on convertible notes	—	(60,075)	(60,075)
Interest income	—	78	78
Interest expense	(205,133)	(383,344)	(588,477)
Amortization of debt discount	—	(624,683)	(624,683)
Foreign exchange movements	97,842	973,478	1,071,320
Net income before taxes	131,873	275,535	407,408
Taxes	—	(112,220)	(112,220)
Net income	$131,873	$163,315	$295,188

The operating assets and liabilities of the reportable segments as of December 31, 2022 is as follows:

	December 31, 2022
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$—	$315,822	$315,822
Assets
Current assets	2,615	540,281`	542,896
Non-current assets	2,469,190	3,551,208	6,020,398
Liabilities
Current liabilities	(4,973,187)	(8,315,944)	(13,289,131)
Non-current liabilities	(622,635)	(1,484,071)	(2,106,706)
Mandatory redeemable preferred shares	—	(400,000)	(400,000)
Intercompany balances	(1,420,438)	1,420,438	—
Net liability position	$(4,544,455)	$(4,688,088)	$(9,232,543)

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.	Segment information (continued)

The segment operating results of the reportable segments for the year ended December 31, 2021 is disclosed as follows:

	Year ended December 31, 2021
	Rental Operations	In-Patient services	Total

Revenue	$374,517	$1,568,071	$1,942,588
Operating expenses	128,183	1,812,300	1,940,483

Operating income (loss)	246,334	(244,229)	2,105

Other (expense) income
Other income	—	273,373	273,373
Forgiveness of government relief loan	—	156,782	156,782
Loss on advance	—	(120,000)	(120,000)
Fair value of warrants granted to convertible debt holders	—	(854,140)	(854,140)
Penalty on convertible debt	—	(9,240)	(9,240)
Interest expense	(230,868)	(598,657)	(829,525)
Amortization of debt discount	—	(1,965,551)	(1,965,551)
Derivative liability movement	—	1,526,191	1,526,191
Foreign exchange movements	(16,150)	(18,151)	(34,301)
Net loss before taxes	(684)	(1,853,622)	(1,854,306)
Taxes	—	280,903	280,903
Net loss	$(684)	$(1,572,719)	$(1,573,403)

The operating assets and liabilities of the reportable segments as of December 31, 2021 is as follows:

	December 31, 2021
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$—	$132,832	$132,832
Assets
Current assets	1,373	270,426	271,799
Non-current assets	2,766,175	3,516,332	6,282,507
Liabilities
Current liabilities	(5,401,423)	(8,115,379)	(13,516,802)
Non-current liabilities	(693,502)	(1,799,383)	(2,492,885)
Mandatory redeemable preferred shares	—	(400,000)	(400,000)
Intercompany balances	1,284,967	(1,284,967)	—
Net liability position	$(2,042,410)	$(7,812,971)	$(9,855,381)

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21. Net income (loss) per common share

For the year ended December 31, 2022, the computation of basic and diluted earnings per share is calculated as follows:

		Number of	Per share
	Amount	shares	amount

Basic earnings per share
Net income per share available for common stockholders	$137,598	3,704,807,230	$0.00

Effect of dilutive securities
Warrants	—	—
Convertible debt	820,739	571,555,951

Diluted earnings per share
Net income per share available for common stockholders	$958,337	4,276,363,181	$0.00

For the year ended December 31, 2021, the following warrants and convertible securities were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

Schedule of Antidilutive Securities	Year ended December 31, 2021

Warrants to purchase shares of common stock	623,777,506
Convertible notes	644,839,752
1,268,617,258

22. Commitments and contingencies

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.	Commitments and contingencies (continued)

a.	Options granted to purchase shares in ATHI (continued)

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

The company has a mortgage loan as disclosed in note 13 above. The mortgage loan matured on July 19, 2022 and the Company currently owes $3,504,605. The terms of the loan are currently being negotiated.

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

23. Income taxes

The Company is current in its US and Canadian tax filings as of December 31, 2022.

The income tax provision/ (benefit) is different from that which would be obtained by applying the statutory Federal income tax rate of 21% and applicable state tax rates of 5% to income before income tax expense. The items causing this difference for the years ended December 31, 2022 and 2021 are as follows:

	Year ended December 31, 2022	Year ended December 31, 2021

Taxation (charge) credit at the federal and state statutory rate	(85,555)	478,522
State taxation	(29,345)
Prior year over provision	—	250,000
Foreign taxation	—	(5,309)
Permanent differences	235,762	(271,310)
Foreign tax rate differential	—	(100)
Net operating loss utilized	(233,082)	5,594
Valuation allowance	—	(176,494)
Net future tax asset	(112,220)	280,903

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.	Income taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	December 31, 2022	December 31, 2021
Net operating losses
Net operating loss carry forward	34,945,459	34,278,915
Prior year adjustment to opening balances	—	—
Foreign exchange differential	(105,379)	8,466
Net operating loss utilized	(3,514,804)	(20,719)
Net taxable loss	4,624,718	678,797
Disposal of subsidiary	(4,872,047)
Valuation allowance	(31,077,947)	(34,945,459)
Net future tax asset	—	—

The company has established a valuation allowance against its gross deferred tax assets sufficient to bring its net deferred tax assets to zero due to the uncertainty surrounding the realization of such assets. Management has determined it is more likely than not that the net deferred tax assets are not realizable due to the Company’s historical loss position. The valuation allowance for the year ended December 31, 2022 decreased by $3,867,512. This was due to the utilization of $(3,514,804) of net operating losses, the generation of additional losses of $4,624,718 and the disposal of a foreign subsidiary with a net operating loss of $(4,872,047).

As of December 31, 2022, the prior three tax years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

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

23. Subsequent events

Receivables Funding

On January 19, 2023, the Company received funding from an agreement entered into on December 14, 2022 through its 75% held subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Bizfund.com (“Bizfund)”), whereby $132,000 of the Receivables of Evernia were sold to Bizfund, for gross proceeds of $100,000. The Company is obliged to pay 15.0% of the receivables until the amount of $132,000 is paid in full, with periodic repayments of $2,750 per week. The guarantor of the funding is a minority shareholder in ATHI.

On February 14, 2022, the Company, through its 75% held subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Fox Business Funding (“Fox”), whereby $118,800 of the Receivables of Evernia were sold to Fox, for gross proceeds of $90,000. The Company is obliged to pay 8.0% of the receivables until the amount of $118,800 is paid in full, with periodic repayments of $2,970 per week. The guarantor of the funding is a minority shareholder in ATHI.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, our management has determined that as of December 31, 2022, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding management’s assessment of our internal control over financial reporting pursuant to temporary rules of the SEC.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers, their ages and their positions, as of the date of this Annual Report, as follows:

Name		Position
Shawn E. Leon	63	Chief Executive Officer, Chief Financial Officer, President and Director

John O’Bireck	64	Director

Gerald T Miller	65	Director

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

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, at December 31, 2022, none of the officers, directors or 10% shareholders were in compliance with Section 16(a).

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon, President CEO, CFO	2022	—	—	—	—	—	—	—
	2021	—	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal Year End

 There were no equity awards issued to executive officers during the fiscal year ended December 31, 2022 and there are no outstanding equity awards to named officers as of December 31, 2021.

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

Directors Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the year ended December 31, 2022.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon	—	—	—	—	—	—	—

John O’ Bireck	—	—	—	—	—	—	—

Gerald T Miller	—	—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Name of beneficial owner	Amount and nature of beneficial ownership, including common stock		Percentage of common stock beneficially owned(1)

Directors and Officers
Shawn E. Leon	171,864,342	(2)	4.6%
Gerald T. Miller	500,000	(3)	*
John O’Bireck	500,000	(4)	*

All officers and directors as a group (3 persons)	172,864,342		4.6%

* Less than 1%

(1)	Based on 3,729,053,805 shares of common stock outstanding as of March 28, 2023.
(2)	Includes 500,000 shares held by Mr. Leon, a further 2,687,300 shares held by Greenestone Clinic, a company controlled by Mr. Leon, a further 60,000,000 shares owned by Leon Developments, a company controlled by Mr. Leon , 8,677,042 shares owned by Eileen Greene, Mr. Leon's spouse and 100,000,000 shares owned by Mr. Leon’s’ son.
(3)	Includes 500,000 shares of common stock.
(4)	Includes 500,000 shares of common stock.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Related Party Transactions

As of December 31, 2022, amounts payable to executive officers or their affiliates for related party payables, as detailed in the below table:

Name	Amount
Owing by the Company
Shawn E. Leon(1)	$(411,611)
Leon Developments, LTD(2)	(850,657)
Eileen Greene(3)	(1,451,610)
Total	$(2,713,878)

(1)	Shawn Leon is the Chief Executive Officer of the company
(2)	Leon Developments is wholly owned by Shawn Leon, the Company’s Chief Executive Officer
(3)	Eileen Greene is the spouse of Shawn Leon.

Shawn E. Leon

As of December 31, 2022 and December 31, 2021 the Company had a payable to Shawn Leon of $411,611 and $106,100, respectively. Mr. Leon is a director and CEO of the Company. The balances payable are non-interest bearing and has no fixed repayment terms.

On December 30, 2022, the Company sold its wholly owned subsidiaries, Greenestone Muskoka and ARIA, to Mr. Leon for gross proceeds of $0. The Company realized a gain on disposal of $628,567 which was recorded as a credit to Additional Paid in Capital due to the related party nature of the transaction.

Due to the current financial position of the Group, Mr. Leon forfeited the management fees due to him for the year ended December 31, 2022 and the year ended December 31, 2021.

Leon Developments, Ltd.

As of December 31, 2022 and December 31, 2021, the Company owed Leon Developments, Ltd., $850,607 and $935,966, respectively, for funds advanced to the Company.

Eileen Greene

As of December 31, 2022 and December 31, 2021, the Company owed Eileen Greene, the spouse of our CEO, Shawn Leon, $1,451,610 and $1,472,215, respectively. The amount owing to Ms. Greene is non-interest bearing and has no fixed repayment terms.

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

As of December 31, 2022, the Board determined that John O’Bireck and Gerald T Miller are independent and that Mr. Leon is not independent under these standards.

Item 14. Principal Accountant Fees and Services.

Daszkal Bolton LLP serves as our independent registered public accounting firm.

The following is a summary of the fees paid by us to Daszkal Bolton LLP for the year ended December 31, 2022 and 2021 for professional services rendered:

	Year ended December 31, 2022	Year ended December 31, 2021

Audit fees and expenses	$80,000	$79,500
Taxation preparation fees
Audit related fees	—	—
Other fees	—	—
	$80,000	$79,500

 Audit Fees

Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by Daszkal Bolton LLP in connection with statutory and regulatory filings or engagements in fiscal year ended December 31, 2022 and 2021, respectively.

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

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services listed above for the fiscal years ended December 31, 2022 and 2021, respectively.

PART IV

Item 15. Exhibits, Financial Statement Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)	(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022

1.	Independent Auditor’s Report
2.	Consolidated Balance Sheets as of December 31, 2022 and 2021
3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021
4.	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2022 and 2021
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
6.	Notes to Consolidated Financial Statements

(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(b)	Exhibits

Exhibit No.	Description	Form	SEC File No.	Date	Filed Herewith	Filed by Reference

3.1	Articles of Incorporation of NNRC, Inc. (as filed with the Secretary of State of Colorado on April 1, 1993)	10-K	000-15078	March 28, 2013		X

3.2	Articles of Amendment to the Articles of Incorporation of Nova Natural Resources, Inc. (as filed with the Secretary of State of Colorado on May 8, 2012)	10-K	000-15078	March 28, 2013		X

3.3	Articles of Amendment to the Articles of Incorporation of Greenestone Healthcare Corporation (as filed with the Secretary of State of Colorado on March 26, 2013)	8-K	000-15078	March 29, 2013		X

3.4	Amended and Restated Bylaws of Greenestone Healthcare Corporation	8-K	000-15078	March 29, 2013		X

3.5	Articles of Amendment to the Articles of Incorporation re: Name Change	8-K	000-15078	April 10, 2017		X

3.6	First amendment to Amended and Restated Bylaws	8-K	000-15078	April 10, 2017		X

4.1	Form of Series L Convertible Note and Warrant Agreement	8-K	000-15078	42740		X

4.2	Form of LABRYS LP Convertible Note Agreement	8-K	000-15078	February 2, 2017		X

10.1	Stock Purchase Agreement I	8-K	000-15078	March 29, 2013		X

10.2	Form of Warrant I	8-K	000-15078	December 30, 2013		X

10.3	Form of Warrant II	8-K	000-15078	December 30, 2013		X

10.4	Stock Purchase Agreement II	8-K	000-15078	December 30, 2013		X

10.5	Share Purchase Agreement, dated as of December 16, 2014 by and between the Registrant and Jainheel Patekh Medical Professional Corporation	8-K	000-15078	December 23, 2014		X

10.6	Collateral Note, Dated December 16, 2014	8-K	000-15078	December 23, 2014		X

10.7	Seastone of Delray Asset Purchase Agreement, Management Services Agreement and Commercial Real Estate Contract	8-K	000-15078	May 23, 2016		X

10.8	Stock Purchase Agreement re: Cranberry Cove Holdings Ltd.	8-K	000-15078	February 17, 2017		X

Exhibit No.	Description	Form	SEC File No.	Date	Filed Herewith	Filed by Reference
10.9	Asset Purchase Agreement re: Sale of Muskoka Clinic	8-K	000-15078	February 17, 2017		X

10.10	Lease of Muskoka Clinic	8-K	000-15078	February 17 2017		X

16.1	Letter from Jarvis Ryan Associates, LLP	8-K	000-15078	July 19, 2014		X

31.1	Certification of the Principal Executive Officer and Principal Financial Officer of the registrant pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Rule 13(a) -14(a) or Rule 15(d( - 14 (a)	X

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline Taxonomy Extension CAL XBRL Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHEMA HEALTH CORPORATION.

Date: March 31, 2023

By: /s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	March 31, 2023
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	March 31, 2023
John O’Bireck

/s/ Gerald T. Miller	Director	March 31, 2023
Gerald T. Miller

