Form 10-Q
period 2023-03-31
ETHEMA HEALTH Corp
filed 2023-05-22
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of common stock outstanding as of May 19, 2023 was 3,729,053,805.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Health Corporation.

FORM 10-Q

ETHEMA HEALTH CORPORATION

ETHEMA HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)

Current assets
Cash	$27,580	$140,757
Accounts receivable, net	543,119	337,074
Prepaid expenses	34,142	44,718
Other current assets	84,823	20,347
Total current assets	689,664	542,896
Non-current assets
Property and equipment	2,979,853	2,974,395
Intangible assets, net	1,163,437	1,252,932
Right of use assets	1,322,851	1,393,071
Deposits paid	450,000	400,000
Total non-current assets	5,916,141	6,020,398
Total assets	$6,605,805	$6,563,294

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$372,830	$170,934
Taxes payable	282,878	248,644
Convertible notes, net of discounts	5,351,270	5,269,250
Short-term notes	496,923	460,534
Mortgage loans	3,478,130	3,504,605
Receivables funding	443,459	416,731
Government assistance loans	61,473	14,818
Operating lease liability	299,027	287,017
Finance lease liability	8,017	7,891
Redeemable Preferred stock - Series B; $1.00 par value, 10,000,000 shares authorized; 400,000 shares outstanding as of March 31, 2023	400,000	—
Accrued dividends	218,357	194,829
Related party payables	2,655,976	2,713,878
Total current liabilities	14,068,340	13,289,131
Non-current liabilities
Government assistance loans	29,484	79,555
Deferred taxation	201,919	217,451
Third party loans	590,372	578,335
Operating lease liability	1,125,990	1,206,413
Finance lease liability	22,883	24,952
Total non-current liabilities	1,970,648	2,106,706
Total liabilities	16,038,988	15,395,837

Redeemable Preferred stock - Series B; $1.00 par value, 10,000,000 shares authorized; 400,000 shares outstanding as of December 31, 2022.	—	400,000

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 10,000,000 shares authorized; 4,000,000 shares outstanding as of March 31, 2023 and December 31, 2022.	40,000	40,000
Common stock - $0.01 par value, 10,000,000,000 shares authorized; 3,729,053,805 shares issued and outstanding as of March 31, 2023 and December 31, 2022.	37,290,539	37,290,539
Additional paid-in capital	23,419,917	23,419,917
Discount for shares issued below par value	(27,363,367)	(27,363,367)
Accumulated other comprehensive loss	(6,569)	(5,065)
Accumulated deficit	(43,686,855)	(43,484,751)
Stockholders’ deficit attributable to Ethema Health Corporation stockholders’	(10,306,335)	(10,102,727)
Non-controlling interest	873,152	870,184
Total stockholders’ deficit	(9,433,183)	(9,232,543)
Total liabilities and stockholders’ deficit	$6,605,805	$6,563,294

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31, 2023	Three months ended March 31, 2022

Revenues	$1,300,046	$1,023,315

Operating expenses
General and administrative	241,237	209,932
Rent expense	114,564	90,031
Management fees	27,500	30,000
Professional fees	111,204	49,587
Salaries and wages	592,036	436,825
Depreciation expense	138,479	132,000
Total operating expenses	1,225,020	948,375

Operating Income	75,026	74,940

Other (expense) income
Other income	—	10,018
Interest expense	(157,096)	(80,768)
Amortization of debt discount	(76,921)	(252,832)
Derivative liability movement	—	197,476
Foreign exchange movements	(2,955)	(95,556)
Loss before taxation	(161,946)	(146,722)
Taxation	(13,771)	(18,263)
Consolidated Net loss	(175,717)	(164,985)
Net income attributable to non-controlling interest	(2,968)	(9,462)
Net loss attributable to Ethema Health Corporation Stockholders’	(178,685)	(174,447)
Preferred stock dividend	(23,419)	(24,613)
Net loss available to common shareholders of Ethema Health Corporation	(202,104)	(199,060)
Accumulated other comprehensive (loss) income
Foreign currency translation adjustment	(1,504)	34,517

Total comprehensive loss	$(203,608)	$(164,543)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding – Basic and diluted	3,729,053,805	3,630,720,472

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred		Common
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Discount to par value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling shareholders interest	Total
Balance as of December 31, 2022	4,000,000	$40,000	3,729,053,805	$37,290,539	$23,419,917	$(27,363,367)	$(5,065)	$(43,484,751)	$870,184	$(9,232,543)
Foreign currency translation	—	—	—	—	—	—	(1,504)	—	—	(1,504)
Net loss	—	—	—	—	—		—	(178,685)	2,968	(175,717)
Dividends accrued	—	—	—	—	—	—	—	(23,419)	—	(23,419)
Balance as of March 31, 2023	4,000,000	$40,000	3,729,053,805	$37,290,539	$234,199,117	$(27,363,367)	$(6,569)	$(43,686,855)	$873,152	$(9,433,183)

	Series A Preferred		Common
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Discount to par value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling shareholders interest	Total
Balance as of December 31, 2021	4,000,000	$40,000	3,579,053,805	$35,70,539	$22,791,350	$(26,013,367)	$816,532	$(44,103,311)	$822,876	$(9,855,381)
Conversion of convertible notes	—	—	150,000,000	1,500,000	—	(1,350,000)	—	—	—	150,000
Foreign currency translation	—	—	—	—	—	—	34,517	—	—	34,517
Net loss	—	—	—	—	—		—	(174,447)	9,462	(164,985)
Dividends accrued	—	—	—	—	—	—	—	(24,613)	—	(24,613)
Balance as of March 31, 2022	4,000,000	$40,000	3,729,053,805	$37,290,539	$22,791,350	$(27,363,367)	$851,049	$(44,302,371)	$832,338	$(9,860,462)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31, 2023	Three months ended March 31, 2022
Operating activities
Consolidated net loss	$(175,717)	$(164,985)
Adjustment to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	138,479	132,000
Amortization of debt discount	76,921	252,832
Derivative liability movements	—	(197,476)
Amortization of right of use asset	70,219	63,064
Deferred taxation movement	(15,532)	(18,794)
Changes in operating assets and liabilities
Accounts receivable	(151,744)	(115,000)
Prepaid expenses	10,576	10,456
Other current assets	(64,476)	(1,171)
Accounts payable and accrued liabilities	251,384	(22,013)
Operating lease liabilities	(68,413)	(57,156)
Taxes payable	34,177	49,169
Net cash provided by (used in) operating activities	105,874	(69,074)

Investing activities
Deposits paid	(50,000)	—
Purchase of property and equipment	(52,418)	(72,858)
Net cash used in investing activities	(102,418)	(72,858)

Financing activities
Repayment of mortgage	(29,300)	(29,850)
Proceeds from receivables funding	190,000	—
Repayment of receivables funding	(204,133)	—
Repayment of convertible notes	(10,000)	(201,733)
Proceeds from promissory notes	—	100,000
Repayment of government assistance loans	(3,449)	—
Repayment of third party loans	—	(78,977)
Repayment of finance leases	(1,944)	(1,822)
Proceeds from related party notes	—	259,228
Repayment of related party notes	(58,917)	—
Net cash (used in) provided by financing activities	(117,743)	46,846

Effect of exchange rate on cash	1,110	73,288

Net change in cash	(113,177)	(21,798)
Beginning cash balance	140,757	48,822
Ending cash balance	$27,580	$27,024

Supplemental cash flow information
Cash paid for interest	$53,310	$43,304
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Conversion of convertible notes	$—	$150,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

Since 2010, the Company has operated addiction treatment centers. Initially the Company operated an addiction treatment center in Ontario Canada under its Greenestone Muskoka clinic, which was sold on February 14, 2017. Simultaneously with this sale the Company purchased buildings and operated an addiction treatment center in Delray Beach Florida under its Addiction Recovery Institute of America subsidiary with a license obtained in December 2016, initially through owned properties in Delray Beach and subsequently though leased properties in West Palm Beach, Florida. Since June 30, 2020, the Company has been actively involved in the management of a treatment center operated by Evernia in West Palm Beach, Florida. On July 1, 2021, the Company closed on the acquisition of 75% of ATHI, which owns 100% of Evernia, once the probationary approval of a license was obtained from the Department of Children and Family Services of Florida. Evernia is the only active treatment center operated by the Company.

The Company also owns the real estate on which its Greenstone Muskoka clinic operated. The current tenant operates an addiction treatment center on these premises. The Company collects rent on this property, which is treated as a separate business segment.

2. Summary of significant accounting policies

 Financial Reporting

The (a) unaudited condensed consolidated balance sheets as of March 31, 2023, which have been derived from the unaudited condensed consolidated financial statements, and as of December 31, 2022, which have been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations, stockholders’ deficit and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

All amounts referred to in the notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

a) Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

The relevant translation rates are as follows: For the three months ended March 31, 2023, a closing rate of CDN$1 equals US$0.7389 and an average exchange rate of CDN$1 equals US$0.7394, for the year ended December 31, 2022, a closing rate of CDN$1.0000 equals US$0.7383 and an average exchange rate of CDN$1.0000 equals US$0.7686.

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

d) Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with several financial institution in the USA and Canada. There were no cash equivalents at

March 31, 2023 and December 31, 2022.

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

k) Financial instruments

The Company initially measures its financial assets and liabilities at fair value. The Company subsequently measures all its financial assets and financial liabilities at amortized cost.

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

Settlements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s receivables were $543,119 and $337,074 at March 31, 2023 and December 31, 2022, respectively. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount.

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

n) Income taxes (continued)

ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made. The tax returns for fiscal 2019, through 2022 are subject to audit or review by the US tax authorities, whereas fiscal 2011 through 2022 are subject to audit or review by the Canadian tax authority.

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

p) Stock based compensation

Stock based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the three months ended March 31, 2023 and 2022 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with performance conditions and no awards dependent on market conditions.

q) Financial instruments risks

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet dates, March 31, 2023 and December 31, 2022.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of approximately $13.4 million, and an accumulated deficit of approximately $43.7 million. The Company is dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from that of the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its convertible debt, mortgage loans, short term loans, third party loans and government assistance loans as of March 31, 2023. In the opinion of management, interest rate risk is assessed as moderate.

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

q) Allowance for credit losses

 The Company recognizes revenue based on historical collections received from healthcare providers, recognizing only a percentage of revenues actually billed. Effectively recognizing revenue net of any expected billing differentials. Based on the Company’s collection experience, the percentage of revenue recognized is adjusted on a periodic basis, thereby taking into account expected credit losses in the revenue recognition process. The revenue we recognize is already net of expected credit losses.

We constantly evaluate our collections experience and consider the market conditions and current economic developments facing the Company’s operations . We have not experienced significantly different collections to revenues we have recognized and we have not seen any deterioration in the payment patterns from the healthcare providers that the Company works with, we cannot predict with any certainty that the payment patterns the Company experiences may change and we may be required to adjust the percentage of revenue recognized.

r) Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued additional updates during the three months ended March 31, 2023. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s consolidated financial statements upon adoption.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Going concern

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. At March 31, 2023 the Company has a working capital deficiency of $13.4 million, and total liabilities in excess of assets in the amount of $9.4 million . Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about the Company's ability to continue as a going concern for one year from the date of issuance of these condensed interim consolidated financial statements.

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

4. Property and equipment

Property and equipment consists of the following:

		March 31, 2023			December 31, 2022
	Useful lives	Cost	Accumulated depreciation	Net book value	Net book value
Land	Indefinite	$158,871	$—	$158,871	$158,742
Property	25 years	3,005,354	(723,081)	2,282,273	2,310,448
Leasehold improvements	Life of lease	446,065	(54,164)	391,901	373,320
Furniture and fittings	6 years	139,889	(29,106)	110,783	92,941
Vehicles	5 years	55,949	(20,668)	35,281	38,079
Computer equipment	3 years	1,450	(706)	744	865
		$3,807,578	$(827,725)	$2,979,853	$2,974,395

Depreciation expense for the three months ended March 31, 2023 and 2022 was $48,494 and $42,505, respectively.

5. Intangibles

Intangible assets consist of the following:

	Useful lives	March 31, 2023			December 31, 2022
		Cost	Accumulated amortization	Net book value	Net book value
Health care Provider license	5 years	$1,789,903	$(626,466)	$1,163,437	$1,252,932

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

The Company recorded $89,495 in amortization expense for finite-lived assets for each of the three months ended March 31, 2023 and 2022.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Leases

Right of use assets are included in the consolidated balance sheet are as follows:

	March 31, 2023	December 31, 2022
Non-current assets
Right-of-use assets – finance leases, net of depreciation, included in Property and equipment	$35,281	$38,079
Right-of-use assets - operating leases, net of amortization	$1,322,851	$1,393,071

Lease costs consists of the following:

	Three months ended March 31,
	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$2,797	$2,797
Interest expense on finance lease liabilities	526	648
	3,323	3,445

Operating lease cost	$86,127	$63,064
Lease cost	$89,450	$186,727

Other lease information:

	Three months ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(526)	$(648)
Operating cash flows from operating leases	(86,127)	(63,064)
Financing cash flows from finance leases	(1,944)	(1,809)
Cash paid for amounts included in the measurement of lease liabilities	$(88,597)	$(65,521)

Weighted average lease term – finance leases	3 years and seven months	4 years and seven months
Weighted average remaining lease term – operating leases	3 years and 10 months	4 years and 10 months

Discount rate – finance leases	6.60%	6.61%
Discount rate – operating leases	4.64%	4.64%

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases as of March 31, 2023 is as follows:

Amount
Remainder of 2023	$7,372
2024	9,829
2025	9,829
2026	6,195
2027	1,707
34,932
Imputed interest	(4,032)
Total finance lease liability	$30,900
Disclosed as:
Current portion	$8,017
Non-Current portion	22,883
Lease liability	$30,900

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Leases (continued)

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2023	$262,549
2024	366,110
2025	384,416
2026	403,637
2027	33,771
Total undiscounted minimum future lease payments	1,450,483
Imputed interest	(25,465)
Total operating lease liability	$1,425,017

Disclosed as:
Current portion	$299,027
Non-Current portion	1,125,990
Lease liability	$1,425,017

Lessor Property

The Company’s wholly owned subsidiary CCH owns a property located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017, The property is leased to the purchasers of the business of the Canadian Rehab Clinic, initially for a period of 5 years, which was renewed for an additional 5 years, with a further two 5 year renewal periods available to the lessee. The lessee has an option to acquire the property for CDN$10 million. The Company considers the likelihood of the option being exercised as remote at this time.

The Lease was considered in terms of ASC 842, Leases and determined to be an operating lease as the criteria for the lease to be a sales-type lease or a direct financing lease were not met, including the possibility of the lessee exercising the option to purchase the property being considered as remote.

The Company derived rental income of CDN$126 942 ($89,419) for the three months ended March 31, 2023.

7. Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity Date	Principal	Interest	March 31, 2023	December 31, 2022
Leonite Capital, LLC	12.0%	On Demand	$129,379	$59,198	$188,577	$184,749
Leonite Fund I, LP	Variable	March 1, 2023	745,375	19,738	765,113	720,830

Auctus Fund, LLC	0.0%	On Demand	70,000	—	70,000	80,000

Labrys Fund, LP	12.0%	On Demand	—	—	—	8,826

Ed Blasiak	6.5%	On Demand	55,000	9,216	64,216	63,322

Joshua Bauman	11.0%	October 21, 2022	150,000	23,778	173,778	169,710

Series N convertible notes	6.0%	On Demand	3,229,000	860,586	4,089,586	4,041,813

			$4,378,754	$972,516	$5,351,270	$5,269,250

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Short-term Convertible Notes (continued)

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

On March 1, 2023, the Company entered into a forbearance agreement with Leonite whereby the parties agreed to extend the maturity date of the note to June 8, 2023, the Company will continue to pay interest on the note, until repaid. The note has not been repaid as yet and the Company in continuing to negotiate the resolution of the note.

Leonite Fund I, LP

Effective June 1, 2022, The Company entered into a Note Exchange Agreement whereby the convertible promissory notes entered into with Labrys Fund LP on May 7, 2021, with. A principal outstanding of $341,000, and on June 2, 2021 with a principal outstanding of $230,000 and accrued interest thereon of $25,300, were exchanged for a new Senior Secured Convertible Promissory note in the principal amount of $745,375, including an OID of $149,075. The Note matured on March 1, 2023, and bore interest at the minimum of 10% per annum or the Wall Street Journal quoted prime rate plus 5.75%. The note is currently in default, although no default has been declared and management is negotiating with Leonite on a resolution.

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

On March 1, 2023, the Company entered into a forbearance agreement with Leonite whereby the parties agreed to extend the maturity date of the note to June 8, 2023, the Company will continue to pay interest on the note, until repaid. The note has not been repaid as yet and the Company in continuing to negotiate the resolution of the note.

Auctus Fund, LLC

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

During February 2023, the Company paid $10,000 of principal on the convertible note, thereby reducing the principal outstanding to $70,000. The note matured May 7, 2020, Auctus Fund LLC has not declared a default and we are in constant discussion with the lender on settling the note.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Short-term Convertible Notes (continued)

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

8. Short-term Notes

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

The Note had a maturity date of April 1, 2022. This note has not been repaid at the date of this report. We are in negotiations with Leonite to settle the balance outstanding and no default has been declared.

The balance outstanding on the note, including default penalty, interest accrued and monthly monitoring fees is $231,481 as of March 31, 2023.

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

The Note had a maturity date of June 17, 2022. This note has not been repaid at the date of this report. We are in negotiations with Leonite to settle the balance outstanding and no default has been declared.

The balance outstanding on the note, including default penalty, interest accrued and monthly monitoring fees is $143,634 as of March 31, 2023.

LXR Biotech

On April 12, 2019, the Company, entered into a secured Promissory Note in the aggregate principal amount of CDN$133,130. The Note had a maturity date of April 11, 2020 and bears interest at the rate of six percent per annum from the date on which the Note was issued.

This note has not been repaid, is in default and remains outstanding. The balance outstanding at March 31, 2023 was $121,806.

9. Mortgage loans

Mortgage loans is disclosed as follows:

Interest rate		Maturity date	Principal Outstanding	Accrued interest	March 31, 2023	December 31, 2022

Cranberry Cove Holdings, Ltd.
Pace Mortgage	4.2%	July 19, 2022	$3,473,334	$4,796	$3,478,130	$3,504,605
Disclosed as follows:
Short-term portion					$3,478,130	$3,504,605

Cranberry Cove Holdings, Ltd. (“CCH”)

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Government assistance loans

On December 1, 2020, CCH was granted a Covid-19 related government assistance loan in the aggregate principal amount of CDN$ 40,000 (Approximately $31,000). the grant is interest free and CDN$ 10,000 is forgivable if the loan is repaid in full by December 31, 2022. The maturity date of this loan was extended by an additional year to December 31, 2023.

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

On September 21, 2022, ARIA received partial forgiveness of the government assistance loan of $104,368, the balance of the loan plus accrued interest is due and payable. On December 30, 2022, the Company sold ARIA to its Chairman and CEO and agreed to assume the repayment of the government assistance loan. As of March 31, 2023, the balance outstanding, including interest thereon was $44,336.

11. Receivables funding

September 26, 2022 Funding

 On September 26, 2022, the Company, through its 75% held subsidiary, Evernia Health Center, LLC, entered into a Receivables Sale Agreement with Itria Ventures LLC (“Itria”), whereby $310,000 of the Receivables of Evernia were sold to Itria, for gross proceeds of $250,000. The Company also incurred fees of $5,500, resulting in net proceeds of $244,500. The Company is obliged to pay 7.41% of the receivables until the amount of $310,000 is paid in full, with periodic repayments of $6,458 per week. The guarantor of the funding is a minority shareholder in ATHI.

The Company made weekly cash payments of $6,458 totaling $167,917 on the September 26, 2022 funding. The balance outstanding at March 31, 2023 was $147,083, less unamortized discount of $30,949.

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

The Company made weekly cash payments of $6,354 totaling $88,958 on the December 13, 2022 funding. The balance outstanding at March 31, 2023 was $211,042, less unamortized discount of $40,228.

January 19, 2023 Funding

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

The Company made weekly cash payments of $2,750 totaling $24,750 on the January 19, 2023 funding. The balance outstanding at March 31, 2023 was $107,250, less unamortized discount of $26,536.

February 14, 2023 Funding

On February 14, 2023, the Company, through its 75% held subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Fox Business Funding (“Fox”), whereby $118,800 of the Receivables of Evernia were sold to Fox, for gross proceeds of $90,000. The Company is obliged to pay 8.0% of the receivables until the amount of $118,800 is paid in full, with periodic repayments of $2,970 per week. The guarantor of the funding is a minority shareholder in ATHI.

The Company made weekly cash payments of $2,970 totaling $17,820 on the February 14, 2023 funding. The balance outstanding at March 31, 2023 was $100,980, less unamortized discount of $25,183.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Third Party loans

On April 12, 2019, Eileen Greene, a related party assigned CDN$1,000,000 of the amount owed by the Company to her, to a third party. The loan bears interest at 12% per annum which the Company agreed to pay. As of March 31, 2023 the balance of principal and interest outstanding on third party loans was CDN$798,950 ($590,372).

13. Related party transactions

Shawn E. Leon

As of March 31, 2023 and December 31, 2022, the Company had a payable to Shawn Leon of $389,476 and $411,611, respectively. Mr. Leon is a director and CEO of the Company. The balances payable are non-interest bearing and has no fixed repayment terms.

On December 30, 2022, the Company sold its wholly owned subsidiaries, Greenestone Muskoka and ARIA, to Mr. Leon for gross proceeds of $0. The Company realized a gain on disposal of $628,567 which was recorded as an increase in Additional Paid in Capital due to the related party nature of the transaction.

Due to the current financial position of the Group, Mr. Leon forfeited the management fees due to him for the three months ended March 31, 2023 and the year ended December 31, 2022.

Leon Developments, Ltd.

As of March 31, 2023 and December 31, 2022, the Company owed Leon Developments, Ltd., $851,672 and $850,607, respectively, for funds advanced to the Company.

Eileen Greene

As of March 31, 2023 and December 31, 2022, the Company owed Eileen Greene, the spouse of our CEO, Shawn Leon, $1,414,828 and $1,451,610, respectively. The amount owed to Ms. Greene is non-interest bearing and has no fixed repayment terms.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

14. Stockholder’s deficit

a)	Common shares

Authorized and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The company has issued 3,729,053,805 shares of common stock at March 31, 2023 and December 31, 2022.

b)	Series A Preferred shares

Authorized, issued and outstanding

The Company has authorized 10,000,000 Series A preferred shares with a par value of $0.01 per share. The company has issued and outstanding 4,000,000 Series A Preferred shares at March 31, 2023 and December 31, 2022.

c)	Series B Preferred shares

Authorized and outstanding

The Company has authorized 400,000 Series B preferred shares with a par value of $1.00 per share. The company has issued and outstanding 400,000 Series B Preferred shares at March 31, 2023 and December 31, 2022.

The Series B preferred shares are senior secured and were mandatorily redeemable by the Company on July 1, 2021, and were originally classified as mezzanine debt. These Series B preferred shares have been reclassified as current liabilities for the three months ended March 31, 2023 as they meet the definition of liabilities in terms of ASC 480- debt and are no longer contingently convertible, due to the fact that the redemption date has passed and the Company is currently negotiating with the preferred note holders to settle the total liabilities owing to them, including certain convertible notes. The Company continues to accrue dividends at the rate of 6% per annum.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Stockholder’s deficit (continued)

d)	Stock options

Our board of directors adopted the Greenstone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have no issued options at March 31, 2023 under the Plan.

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

A summary of the Company’s warrant activity during the period from January 1, 2022 to March 31, 2023 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding as of January 1, 2022	623,777,506	$0.000675 to $0.12	$0.0052875
Granted	—	—	—
Forfeited/cancelled	(20,925,000)	$0.12	0.12
Exercised	—	—	—
Outstanding as of December 31, 2022	602,852,506	$0.000675 to $0.00205	$0.001306
Granted	—	—	—
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding as of March 31, 2023	602,852,506	$0.000675 to $0.00205	$0.001306

The following table summarizes information about warrants outstanding at March 31, 2023:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.000675	326,286,847	2.28		326,286,847
$0.002050	276,565,659	2.77		276,565,659
	602,852,506	2.51	$0.001306	602,852,506	$0.001306

All of the warrants outstanding at March 31, 2023 are vested. The warrants outstanding at March 31, 2023 have an intrinsic value of $0.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Segment information

The Company has two reportable operating segments:

a.	Rental income from the property owned by CCH subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, these services were provided to customers at our Evernia, Addiction Recovery Institute of America and Seastone of Delray operations.

The segment operating results of the reportable segments for the three months ended March 31, 2023 is disclosed as follows:

	Three months ended March 31, 2023
	Rental Operations	In-Patient services	Total

Revenue	$89,419	$1,210,627	$1,300,046
Operating expenses	30,120	1,194,900	1,225,020

Operating income	59,299	15,727	75,026

Other (expense) income
Interest expense	(47,733)	(109,363)	(157,096)
Amortization of debt discount	—	(76,921)	(76,921)
Foreign exchange movements	(1,035)	(1,920)	(2,955)
Net income (loss) before taxes	10,531	(172,477)	(161,946)
Taxes	—	(13,771)	(13,771)
Net income (loss)	$10,531	$(186,248)	$(175,717)

The operating assets and liabilities of the reportable segments as of March 31, 2023 is as follows:

	March 31, 2023
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$—	$52,418	$52,418
Assets
Current assets	233	689,431	689,664
Non-current assets	2,441,143	3,474,998	5,916,141
Liabilities
Current liabilities	(4,985,120)	(9,083,220)	(14,068,340)
Non-current liabilities	(619,856)	(1,350,792)	(1,970,648)
Intercompany balances	(1,299,110)	1,299,110	—
Net liability position	$(4,462,710)	$(4,970,473)	$(9,433,183)

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Segment information (continued)

The segment operating results of the reportable segments for the three months ended March 31, 2022 is disclosed as follows:

	Three months ended March 31, 2022
	Rental Operations	In-Patient services	Total

Revenue	$93,874	$929,441	$1,023,315
Operating expenses	(33,316)	(915,059)	(948,375)

Operating income	60,558	14,382	74,940

Other (expense) income
Other income	—	10,018	10,018
Interest expense	(53,607)	(27,161)	(80,768)
Amortization of debt discount	—	(252,832)	(252,832)
Derivative liability movement	—	197,476	197,476
Foreign exchange movements	(21,829)	(73,727)	(95,556)
Net loss before taxes	(14,878)	(131,844)	(146,722)
Taxes	—	(18,263)	(18,263)
Net loss	$(14,878)	$(150,107)	$(164,985)

The operating assets and liabilities of the reportable segments as of March 31, 2022 is as follows:

	March 31, 2022
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$—	$72,858	$72,858
Assets
Current assets	551	355,167	355,718
Non-current assets	2,773,914	3,426,324	6,200,238
Liabilities
Current liabilities	(1,590,715)	(12,078,894)	(13,669,609)
Non-current liabilities	(636,577)	(1,710,232)	(2,346,809)
Mandatory redeemable preferred shares	—	(400,000)	(400,000)
Intercompany balances	1,238,399	(1,238,399)	—
Net liability position	$1,785,572	$(11,646,034)	$(9,860,462)

16. Net income (loss) per common share

For the three months ended March 31, 2023 and 2022, the following warrants and convertible securities were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

	Three months ended March 31, 2023	Three months ended March 31, 2022

Warrants to purchase shares of common stock	602,852,506	611,140,006
Convertible notes	582,290,570	458,435,448
	1,185,143,076	1,069,575,454

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. Commitments and contingencies

a.	Options granted to purchase shares in ATHI

On July 12, 2020, the Company entered into a five year option agreement with Leonite Capital LLC (“Leonite”) and other investors (collectively the “Transferees”). The Company agreed to sell to Leonite a portion of the total outstanding shares of ATHI from the shares of ATHI held by the company. The Company provided Leonite an option to purchase 4,000,000 shares of ATHI from the Company for a purchase consideration of $0.0001 per share (a total consideration of $400), based on the advances that Leonite made to the Company totaling $396,000. Leonite shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Leonite to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

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

The company has a mortgage loan as disclosed in note 9 above. The mortgage loan matured on July 19, 2022 and the Company currently owes $3,478,130. The terms of the loan are currently being negotiated.

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

18. Subsequent events

The Company has evaluated subsequent events through the date of the condensed consolidated financial statements were issued, we did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our condensed consolidated financial statements and the notes presented herein and the consolidated financial statements and the other information set forth in our Annual Report on Form 10- K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 31, 2023. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Plan of Operation

During the next twelve months, the Company plans to continue to grow the Evernia business.

For the three months ended March 31, 2023 and March 31, 2022.

Revenues

Revenues were $1,300,046 and $1,023,315 for the three months ended March 31, 2023 and 2022, respectively, an increase of $276,731 or 27.0%. The revenue from in-patient services related to Evernia was $1,210,627 and $929,441 for the three months ended March 31, 2023 and 2022, respectively. The increase is due to the expansion of the Evernia facility during the prior year. The revenue from rental properties was $89,419 and $93,874 and included the rental escalation as per the agreement and an improvement in the currency exchange rate against the Canadian Dollar over the prior period.

Operating Expenses

Operating expenses were $1,225,020 and $948,375 for the three months ended March 31, 2023 and 2022, respectively, an increase of $328,661 or 34.7%. The increase is primarily due to the following:

●	General and administrative expenses was $241,238 and 209,932 for the three months ended March 31, 2023 and 2022, respectively, an increase of $31,306 or 14.9%. The increase is primarily due to the increase in activity at the Evernia treatment facility with an increase in bed count and revenues requiring additional increases in operating expenditure. The increase consist of an increase in several individually insignificant amounts.

●	Rent expense was $114,564 and $90,031 for the three months ended March 31, 2023 and 2022, respectively, an increase of $24,533 or 27.2%. The increase is due to additional property rented on short term leases to accommodate additional patients.

●	Management fees were $27,500 and $30,000 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $2,500 or 8.3%.

●	Professional fees was $111,204 and $49,587 for the three months ended March 31, 2023 and 2022, respectively, an increase of $61,617 or 124.3%. The increase is due to additional contractor expense to facilitate the increase in additional patients and additional revenues

●	Salaries and wages was $592,036 and $436,825 for the three months ended March 31, 2023 and 2022, respectively, an increase of $155,211 or 35.5%. The increase is due the expansion of the Evernia facility which resulted in additional patients and revenues.

●	Depreciation expense was $138,479 and $132,000 for the three months ended March 31, 2023 and 2022, respectively, an increase of $6,479 or 4.9%, primarily due to the expansion of the Evernia facility.

Operating Income

The operating income was $75,026 and $74,940 for the three months ended March 31, 2023 and 2022, respectively, an increase of $86 or 0.1%. The increase in revenues of $276,731 was offset by the increase in operating expenses of $328,667 as discussed under revenue and operating expenses above.

Other income

Other income was $0 and $10,018 for the three months ended March 31, 2023 and 2022, an increase of $10,018 or 100%.

Interest expense

Interest expense was $157,096 and $80,768 for the three months ended March 31, 2023 and 2022, respectively, an increase of $76,328 or 94.5%, primarily due to penalty interest rates incurred on convertible notes and short term notes which had matured during previous periods.

Amortization of debt discount

Amortization of debt discount was $76,921 and $252,832 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $175,911 or 69.6%. In the prior year the conversion of convertible debt resulted in the acceleration of the amortization of debt discount. In the current period amortization of debt discount related to short -term receivables funding.

Derivative liability movement

The derivative liability movement was $0 and $197,476 for the three months ended March 31, 2023 and 2022, respectively. The derivative liability movement represents the mark to market movements of variably priced convertible notes and warrants issued during the current and prior comparative period. The decrease in the mark to market movement of $197,476, using a Black-Scholes valuation model with a calculated stock price ranging from $0.0006 to $0.0010 per share, a risk free interest rate of $0.06% to 2.45% and expected lives of convertible notes and warrants of 3 to 39 months, with an expected underlying volatility of 167.1% to 238.1%, with no dividends expected for the foreseeable future. The decrease in the derivative liability was primarily due to the conversion and repayment of several convertible notes during the past twelve months and an overall reduction in our stock price, impacting favorably on the mark-to-market adjustment.

Foreign exchange movements

Foreign exchange movements was $(2,955) and $(95,556) for the three months ended March 31, 2023 and 2022, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars. The Dollar strengthened against the Canadian Dollar during the current period, resulting in an unrealized loss on Canadian denominated assets.

Taxation

Taxation was $13,771 and $18,263 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $4,492 or 24.6%. A slight decrease in profit generated by the Evernia operations resulted in a lower tax provision.

Net loss

Net loss was $175,717 and $164,985 for the three months ended March 31, 2023 and 2022, respectively, an increase of $10,732 or 6.5%. The increase is primarily due to the increase in interest expense of $76,328, the reduction in the derivative liability movement of $197,476, the reduction in the foreign exchange movement of $92,601, offset by the reduction in amortization of debt discount of $175,911, which is fully discussed above.

Commitments and contingencies

The company has commitments under operating and finance leases as follows:

The amount of future minimum lease payments under finance leases as of March 31, 2023 is as follows:

Amount
Remainder of 2023	$7,372
2024	9,829
2025	9,829
2026	6,195
2027	1,707
34,932

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2023	$262,549
2024	366,110
2025	384,416
2026	403,637
2027	33,771
Total undiscounted minimum future lease payments	1,450,483

The company also has commitments under convertible loans, short term loans and mortgage loans. If the convertible loans, as disclosed in note 7, above are not converted they will need to be repaid. The short term loans disclosed in note 8 are repayable on demand and mortgage loans, disclosed on note 9 above have matured.

Liquidity and Capital Resources

Cash generated by operating activities was $105,874 and cash used in operating activities was $69,074 for the three months ended March 31, 2023 and 2022, respectively, an increase of $174,948. The increase is primarily due to the following:

●	An increase in net loss of $10,732, as discussed under results of operations above.

●	Offset by an increase in the movement of non-cash items of $38,461, primarily due to the movement in the amortization of debt discount of $(175,911), offset by the movement in derivative liabilities of $197,476.

●	Working capital movements increased by $147,219, primarily due to an increase in the movement of accounts payable and accrued liabilities of $273,397 due to an advance by a realty company and an increase in the movement in accounts receivable of $36,744 and the movement in other current assets of $63,305.

Cash used in investing activities was $102,418 and $72,858 for the three months ended March 31, 2023 and 2022, respectively. In the current period we invested in leasehold improvements and furniture and fittings to increase capacity at our Evernia facility, and paid an additional deposit of $50,000.

Cash used in financing activities was $117,743 and cash provided by financing was $46,846 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $164,589.

In the current year the Company received receivables funding of $190,000, and repaid $204,133, in addition mortgage repayments of $29,300 and repayments to related parties of $58,917 during the current period.

In the prior year we repaid $201,733 of convertible notes as we reduce our debt to third parties.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 22, 2023

By:/s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	May 22, 2023
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	May 22, 2023
John O’Bireck

/s/ Gerald T. Miller	Director	May 22, 2023