Form 10-Q
period 2023-06-30
ETHEMA HEALTH Corp
filed 2023-08-21
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of common stock outstanding as of August 11, 2023 was 3,729,053,805.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Health Corporation.

FORM 10-Q

ETHEMA HEALTH CORPORATION

ETHEMA HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)

Current assets
Cash	$27,808	$140,757
Accounts receivable, net	470,835	337,074
Prepaid expenses	26,000	44,718
Other current assets	55,298	20,347
Total current assets	579,941	542,896
Non-current assets
Property and equipment	531,298	2,974,395
Intangible assets, net	1,073,942	1,252,932
Right of use assets	1,250,413	1,393,071
Deposits paid	400,000	400,000
Total non-current assets	3,255,653	6,020,398
Total assets	$3,835,594	$6,563,294

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$131,243	$170,935
Taxes payable	—	248,644
Convertible notes, net of discounts	5,434,155	5,269,250
Short-term notes	793,660	460,534
Mortgage loans	—	3,504,605
Receivables funding	338,883	416,731
Government assistance loans	14,924	14,818
Operating lease liability	311,266	287,017
Finance lease liability	8,152	7,891
Accrued dividends	—	194,829
Related party payables	2,824,550	2,713,878
Total current liabilities	9,856,833	13,289,131
Non-current liabilities
Government assistance loans	27,994	79,555
Deferred taxes	186,387	217,451
Third party loans	588,372	578,335
Operating lease liability	1,041,731	1,206,413
Finance lease liability	20,783	24,952
Total non-current liabilities	1,865,267	2,106,706
Total liabilities	11,722,100	15,395,837

Redeemable Preferred stock - Series B; $1.00 par value, 10,000,000 shares authorized; 400,000 shares outstanding as of December 31, 2022.	—	400,000

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 10,000,000 shares authorized 4,000,000 shares outstanding as of June 30, 2023 and December 31, 2022.	40,000	40,000
Common stock - $0.01 par value, 10,000,000,000 shares authorized; 3,729,053,805 shares issued and outstanding as of June 30, 2023 and December 31, 2022.	37,290,539	37,290,539
Additional paid-in capital	25,915,986	23,419,917
Discount for shares issued below par value	(27,363,367)	(27,363,367)
Accumulated other comprehensive loss	—	(5,065)
Accumulated deficit	(44,036,696)	(43,484,751)
Stockholders’ deficit attributable to Ethema Health Corporation stockholders’	(8,153,538)	(10,102,727)
Non-controlling interest	267,032	870,184
Total stockholders’ deficit	(7,886,506)	(9,232,543)
Total liabilities and stockholders’ deficit	$3,835,594	$6,563,294

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022

Revenues	$1,565,959	$1,138,032	$2,866,005	$2,161,347

Operating expenses
General and administrative	265,165	261,528	506,402	471,460
Rent expense	105,933	109,508	220,497	199,539
Management fees	215,503	30,000	243,003	60,000
Professional fees	177,910	112,149	289,114	161,736
Salaries and wages	629,707	438,842	1,221,743	875,667
Depreciation and amortization	139,595	134,243	278,074	266,243
Total operating expenses	1,533,813	1,086,270	2,758,833	2,034,645

Operating Income	32,146	51,762	107,172	126,702

Other Income (expense)
Other income	339	1,045	339	11,063
Penalty on convertible debt	(34,688)	—	(34,688)	—
Extension fee – property purchase	(130,000)	—	(130,000)	—
Interest expense	(143,981)	(122,848)	(301,077)	(203,616)
Amortization of debt discount	(87,526)	(211,202)	(164,447)	(464,034)
Derivative liability movement	—	(67,039)	—	130,437
Foreign exchange movements	(87,791)	193,368	(90,746)	97,812
Net loss before income taxes	(451,501)	(154,914)	(613,447)	(301,636)
Income taxes	219,346	(24,700)	205,575	(42,963)
Net loss	(232,155)	(179,614)	(407,872)	(344,599)
Net loss attributable to non-controlling interest	(93,880)	(14,176)	(96,848)	(23,638)
Net loss allocable to Ethema Health Corporation Stockholders	(326,035)	(193,790)	(504,720)	(368,237)
Preferred stock dividend	(5,984)	(5,983)	(11,901)	(11,901)
Preferred stock dividend – non controlling interest	(17,822)	(18,745)	(35,324)	(37,440)
Net loss available to common shareholders of Ethema Health Corporation	(349,841)	(218,518)	(551,945)	(417,578)
Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	6,569	(72,869)	5,065	(38,352)

Total comprehensive loss	$(343,272)	$(291,387)	$(546,880)	$(455,930)
Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding
Basic and diluted	3,729,053,805	3,729,053,805	3,729,053,085	3,680,158,777

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred		Common		Additional paid-in	Discount to	Accumulated other Comprehensive	Accumulated	Non-controlling shareholders
	Shares	Amount	Shares	Amount	Capital	par value	Income	Deficit	interest	Total
Balance as of December 31, 2022	4,000,000	$40,000	3,729,053,805	$37,290,539	$23,419,917	$(27,363,367)	$(5,065)	$(43,484,751)	$870,184	$(9,232,543)
Foreign currency translation	—	—	—	—	—	—	(1,504)	—	—	(1,504)
Net loss	—	—	—	—	—		—	(178,685)	2,968	(175,717)
Dividends accrued	—	—	—	—	—	—	—	(23,419)	—	(23,419)
Balance as of March 31, 2023	4,000,000	$40,000	3,729,053,805	$37,290,539	$23,419,917	$(27,363,367)	$(6,569)	$(43,686,855)	$873,152	$(9,433,183)
Disposal of subsidiary to related party	—	—	—	—	2,034,885	—	—	—	(700,000)	1,334,885
Deemed extinguishment of debt by related party	—	—	—	—	461,184	—	—	—	—	461,184
Foreign currency translation	—	—	—	—	—	—	6,569	—	—	6,569
Net loss	—	—	—	—	—	—	—	(326,035)	93,880	232,155
Dividends accrued	—	—	—	—	—	—	—	(23,806)	—	(23,806)
Balance as of June 30, 2023	4,000,000	$40,000	3,729,053,805	$37,290,539	$25,915,986	$(27,363,367)	$—	$(44,036,696)	$267,032	$(7,886,506)

	Series A Preferred		Common		Additional paid-in	Discount to	Accumulated other Comprehensive	Accumulated	Non-controlling shareholders
	Shares	Amount	Shares	Amount	Capital	par value	Income	Deficit	interest	Total
Balance as of December 31, 2021	4,000,000	$40,000	3,579,053,805	$35,790,539	$22,791,350	$(26,013,367)	$816,532	$(44,103,311)	$822,876	$(9,855,381)
Conversion of convertible notes	—	—	150,000,000	1,500,000	—	(1,350,000)	—	—	—	150,000
Foreign currency translation	—	—	—	—	—	—	34,517	—	—	34,517
Net loss	—	—	—	—	—		—	(174,447)	9,462	(164,985)
Dividends accrued	—	—	—	—	—	—	—	(24,613)	—	(24,613)
Balance as of March 31, 2022	4,000,000	$40,000	3,729,053,805	$37,290,539	$22,791,350	$(27,363,367)	$851,049	$(44,302,371)	$832,338	$(9,860,462)
Foreign currency translation	—	—	—	—	—	—	(72,869)	—	—	(72,869)
Net loss	—	—	—	—	—	—	—	(193,790)	14,176	(179,614)
Dividends accrued	—	—	—	—	—	—	—	(24,728)	—	(24,728)
Balance as of June 30, 2022	4,000,000	$40,000	3,729,053,805	$37,290,539	$22,791,350	$(27,363,367)	$778,180	$(44,520,889)	$846,514	$(10,137,673)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30, 2023	Six months ended June 30, 2022
Operating activities
Net loss	$(407,872)	$(344,599)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	278,074	266,243
Amortization of debt discount	164,447	464,034
Penalty on convertible promissory notes	34,688	—
Derivative liability movements	—	(130,437)
Amortization of right of use asset	142,657	128,195
Deferred taxes	(31,064)	(37,588)
Changes in operating assets and liabilities
Accounts receivable	(79,460)	(169,211)
Prepaid expenses and other current assets	(28,034)	(21,181)
Accounts payable and accrued liabilities	339,697	104,282
Operating lease liabilities	(140,434)	(117,703)
Taxes payable	(237,211)	104,905
Net cash provided by operating activities	35,488	246,940
Investing activities
Purchase of property and equipment	(21,642)	(213,726)
Net cash used in investing activities	(21,642)	(213,726)
Financing activities
Repayment of mortgage loans	(58,320)	(59,761)
Repayment of convertible notes	(10,000)	(278,467)
Proceeds from promissory notes	—	160,000
Repayment of government assistance loans	(7,147)	—
Repayment of third party loans	(25,970)	(78,646)
Repayment of finance leases	(3,909)	(3,661)
Proceeds from receivables funding	265,750	195,500
Repayment of receivables funding	(448,905)	(15,000)
Proceeds from related party payables	78,246	207,294
Net cash (used in) provided by financing activities	(210,255)	127,259
Effect of exchange rate changes on cash	83,460	(140,150)
Net change in cash	(112,949)	20,323
Beginning cash balance	140,757	48,822
Ending cash balance	$27,808	$69,145
Supplemental cash flow information
Cash paid for interest	$90,888	$86,733
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities
Conversion of convertible notes	—	$150,000
Disposal of subsidiary to related party	$1,334,885	$—
Deemed extinguishment of debt by related party	$461,184	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of business

Since 2010, the Company has operated addiction treatment centers. Initially the Company operated an addiction treatment center in Ontario Canada under its Greenestone Muskoka clinic, which was sold on February 14, 2017. Simultaneously with this sale the Company purchased buildings and operated an addiction treatment center in Delray Beach, Florida under its Addiction Recovery Institute of America subsidiary with a license obtained in December 2016, initially through owned properties in Delray Beach and subsequently though leased properties in West Palm Beach, Florida. Since June 30, 2020, the Company has been actively involved in the management of a treatment center operated by Evernia in West Palm Beach, Florida. On July 1, 2021, the Company closed on the acquisition of 75% of ATHI, which owns 100% of Evernia, once the probationary approval of a license was obtained from the Department of Children and Family Services of Florida. Evernia is the only active treatment center operated by the Company.

The Company also owned the real estate on which its Greenstone Muskoka clinic operated. The current tenant operates an addiction treatment center on these premises. The Company collected rent on this property, which is treated as a separate business segment. Om June 30, 2023, the Company sold Cranberry Cove Holdings, in which the real estate was registered to Leonite Capital, in exchange for the cancellation of preferred shares and the accrued dividend liability owed on the preferred shares.

2.  Summary of significant accounting policies

 Financial Reporting

The (a) unaudited condensed consolidated balance sheets as of June 30, 2023, and as of December 31, 2022, which has been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations, stockholders’ deficit and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

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

b)  Principles of consolidation and foreign translation

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued)

b)	Principles of consolidation and foreign currency translation (continued)

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the year.

The relevant translation rates are as follows: For the six months ended June 30, 2023, a closing rate of CDN$1 equals US$0.7553 and an average exchange rate of CDN$1 equals US$0.7420, for the year ended December 31, 2022, a closing rate of CDN$1.0000 equals US$0.7383 and an average exchange rate of CDN$1.0000 equals US$0.7686.

c)  Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with several financial institution in the USA and Canada. There were no cash equivalents at June 30, 2023 and December 31, 2022.

The Company primarily places cash balances in the USA with high-credit quality financial institutions located in the United States which are insured by the Federal Deposit Insurance Corporation up to a limit of $250,000 per institution, in Canada which are insured by the Canadian Deposit Insurance Corporation up to a limit of CDN$100,000 per institution.

d)  Accounts receivable

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued)

e)  Allowance for Doubtful Accounts, Contractual and Other Discounts

The Company derives the majority of its revenues from commercial payors at in-network rates. The Company recognizes revenue based on historical collections received from healthcare providers, recognizing only a percentage of revenues actually billed. Effectively recognizing revenue net of any expected billing differentials. Based on the Company’s collection experience, the percentage of revenue recognized is adjusted on a periodic basis, thereby taking into account expected credit losses in the revenue recognition process. The revenue we recognize is already net of expected credit losses, therefore management does not maintain a separate allowance for doubtful accounts, contractual and other discounts. .

Management also takes into consideration the age of accounts, creditworthiness and current economic trends when evaluating the percentage of revenue to be recognized.

f)  Property and equipment

Property and equipment is recorded at cost. Depreciation is calculated on the straight line basis over the estimated life of the asset.

g)  Intangible assets

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

h)  Leases

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

i)  Derivatives

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

j)  Financial instruments

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

The Company measures its convertible debt and derivative liabilities associated therewith at fair value. These liabilities are revalued periodically and the resultant gain or loss is realized through the consolidated Statement of Operations and Comprehensive Loss

k)  Related parties

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

l)  Revenue recognition

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

l) Revenue recognition (continued)

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

Settlements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s receivables were $470,835, $337,074 and $176,011 at June 30, 2023, December 31, 2022 and December 31, 2021, respectively. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount.

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

o)  Stock based compensation

Stock based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the six months ended June 30, 2023 and 2022 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with performance conditions and no awards dependent on market conditions.

There were no stock -based compensation awards that vested during the six months ended June 30, 2023 and 2022 and there was no stock based compensation recorded in the unaudited condensed consolidated financial statements.

p)  Financial instruments risks

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet dates, June 30, 2023 and December 31, 2022.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of approximately $9.3 million, and an accumulated deficit of approximately $44.0 million. The Company is dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from that of the prior year.

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

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its convertible debt, short term loans, third party loans and government assistance loans as of June 30, 2023. In the opinion of management, interest rate risk is assessed as moderate.

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

r)  Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued additional updates during the six months ended June 30, 2023. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s consolidated financial statements upon adoption.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Going concern

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. At June 30, 2023 the Company has a working capital deficiency of $9.3 million, and total liabilities in excess of assets in the amount of $7.9 million .. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about the Company's ability to continue as a going concern for one year from the date of issuance of these condensed interim consolidated financial statements.

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

4.  Disposal of subsidiary

On June 30, 2023, the Company entered into an exchange agreement with Leonite Capital, LLC, whereby it exchanged the 400,000 Series B shares with a value of $400,000 plus accrued dividends thereon of $61,184 for its entire shareholding in its property owning subsidiary, Cranberry Cove Holdings. The Series B shares were cancelled upon consummation of the transaction.

Immediately prior to the disposal of Cranberry Cove Holdings, the Company assumed the loan owed to a third party of $779,005 and the loan owing to Leon Developments of $1,973,837, Leon developments, a related party, owned by the Company’s CEO, Shawn Leon. In addition, the Company forgave the intercompany debt owing by Cranberry Cove Holdings of $4,566,848.

The assets and liabilities disposed of were as follows:

Net book value
Assets
Other receivable	$12,015
Property and equipment	2,420,499
2,432,514
Liabilities
Accounts payable and accrued liabilities	(196,859)
Government assistance loans	(45,317)
Mortgage loan	(3,525,223)
(3,767,399)

Disposal of subsidiary to related party – recorded as additional paid in capital	$(1,334,885)

The minority shareholders interest related to the Series A preferred stock in Cranberry Cove Holdings was recorded as a deemed contribution to the Company and credited to additional paid in capital, resulting in a total credit to additional paid in capital of $2,034,885.

The cancellation of the Series B shares, were owned by Leonite Capital, a related party, was deemed to be an extinguishment of debt by a related party and recorded as a credit to additional paid in capital of $461,184.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Property and equipment

Property and equipment consists of the following:

		June 30, 2023			December 31, 2022
	Useful lives	Cost	Accumulated depreciation	Net book value	Net book value
Land	Indefinite	$—	$—	$—	$158,742
Property	25 years	—	—	—	2,310,448
Leasehold improvements	Life of lease	450,262	(65,374)	384,888	373,320
Furniture and fittings	6 years	145,528	(35,101)	110,427	92,941
Vehicles	5 years	55,949	(23,465)	32,484	38,079
Computer equipment	3 years	4,450	(951)	3,499	865
		$656,189	$(124,891)	$531,298	$2,974,395

Depreciation expense for the three months ended June 30, 2023 and 2022 was $50,589 and $44,747, respectively, and for the six months ended June 30, 2023 and 2022 was $99,084 and $87,253, respectively.

On June 30, 2023, the Company sold its interest in Cranberry Cove Holdings to Leonite Capital, which includes the land and property and the associated mortgage loan as disclosed in Note 10. Refer Note 4 above.

6.  Intangibles

Intangible assets consist of the following:

	Useful lives	June 30, 2023			December 31, 2022
		Cost	Accumulated amortization	Net book value	Net book value
Health care Provider license	5 years	$1,789,903	$(715,961)	$1,073,942	$1,252,932

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

The Company recorded $89,495 in amortization expense for finite-lived assets for each of the three months ended June 30, 2023 and 2022 and $178,990 for each of the six months ended June 30, 2023 and 2022.

7.  Leases

Right of use assets are included in the consolidated balance sheet are as follows:

	June 30, 2023	December 31, 2022
Non-current assets
Right-of-use assets – finance leases, net of depreciation, included in Property and equipment	$32,484	$38,079
Right-of-use assets - operating leases, net of amortization	$1,250,413	$1,393,071

Lease costs consists of the following:

	Six months ended June 30,
	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$5,595	$5,595
Interest expense on finance lease liabilities	1,031	1,279
	6,626	6,874

Operating lease cost	$173,644	$199,539
Lease cost	$181,301	$206,413

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Leases (continued)

Other lease information:

	Six months ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(1,031)	$(1,279)
Operating cash flows from operating leases	(173,644)	(199,539)
Financing cash flows from finance leases	(3,883)	(3,661)
Cash paid for amounts included in the measurement of lease liabilities	$(178,558)	$(204,479)

Weighted average lease term – finance leases	3 years and 4 months	4 years and 3 months
Weighted average remaining lease term – operating leases	3 years and 7 months	4 years and 7 months

Discount rate – finance leases	6.61%	6.61%
Discount rate – operating leases	4.64%	4.64%

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases as of June 30, 2023 is as follows:

  Schedule of Finance lease liability

Amount
Remainder of 2023	$4,915
2024	9,829
2025	9,829
2026	6,195
2027	1,707
32,475
Imputed interest	(3,540)
Total finance lease liability	$28,935
Disclosed as:
Current portion	$8,152
Non-Current portion	20,783
Lease liability	$28,935

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

 Schedule of Operating lease liability

Amount

Remainder of 2023	$175,033
2024	366,110
2025	384,416
2026	403,637
2027	33,771
Total undiscounted minimum future lease payments	1,362,967
Imputed interest	(9,970)
Total operating lease liability	$1,352,997

Disclosed as:
Current portion	$311,266
Non-Current portion	1,041,731
Lease liability	$1,352,997

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Leases (continued)

Lessor Property

The Company’s wholly owned subsidiary CCH owns a property located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017. The property is leased to the purchasers of the business of the Canadian Rehab Clinic, initially for a period of 5 years, which was renewed for an additional 5 years, with a further two 5 year renewal periods available to the lessee. The lessee has an option to acquire the property for CDN$10 million. The Company considers the likelihood of the option being exercised as remote at this time.

The Lease was considered in terms of ASC 842, Leases and determined to be an operating lease as the criteria for the lease to be a sales-type lease or a direct financing lease were not met, including the possibility of the lessee exercising the option to purchase the property being considered as remote.

The Company derived rental income of CDN$122,345 ($91,103) for the three months ended June 30, 2023 and CDN$243,288 ($180,522) for the six months ended June 30, 2023. The Company disposed of CCH on June 30, 2023, see Note 4 above.

8.  Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity Date	Principal	Interest	June 30, 2023	December 31, 2022
Leonite Capital, LLC	12.0%	On Demand	$164,067	$33,936	$198,003	$184,749
Leonite Fund I, LP	Variable	On Demand	745,375	40,522	785,897	720,830

Auctus Fund, LLC	0.0%	On Demand	70,000	—	70,000	80,000

Labrys Fund, LP	12.0%	On Demand	—	—	—	8,826

Ed Blasiak	6.5%	On Demand	55,000	10,119	65,119	63,322

Joshua Bauman	11.0%	October 21, 2022	150,000	27,892	177,892	169,710

Series N convertible notes	6.0%	On Demand	3,229,000	908,244	4,137,244	4,041,813

			$4,413,442	$1,020,713	$5,434,155	$5,269,250

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

On March 1, 2023, the Company entered into a forbearance agreement with Leonite whereby the parties agreed to extend the maturity date of the note to June 8, 2023, the Company will continue to pay interest on the note, until repaid. On August 4, 2023, the Company settled all outstanding liabilities owing to Leonite Capital and Leonite fund I, L.P. for gross proceeds of $1,449,000, see note 19 below.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Short-term Convertible Notes (continued)

Leonite Fund I, LP

Effective June 1, 2022, the Company entered into a Note Exchange Agreement whereby the convertible promissory notes entered into with Labrys Fund LP on May 7, 2021, with an outstanding principal balance of $341,000, and on June 2, 2021, with an outstanding principal balance of $230,000 and accrued interest thereon of $25,300, were exchanged for a new Senior Secured Convertible Promissory note in the principal amount of $745,375, including an OID of $149,075. The Note matured on March 1, 2023, and bore interest at the minimum of 10% per annum or the Wall Street Journal quoted prime rate plus 5.75%.

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

On March 1, 2023, the Company entered into a forbearance agreement with Leonite whereby the parties agreed to extend the maturity date of the note to June 8, 2023, the Company will continue to pay interest on the note, until repaid. On August 4, 2023, the Company settled all outstanding liabilities owing to Leonite Capital and Leonite fund I, L.P. for gross proceeds of $1,449,000, see note 19 below.

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

During February 2023, the Company paid $10,000 of principal on the convertible note, thereby reducing the principal outstanding to $70,000. The note matured May 7, 2020, Auctus Fund LLC has not declared a default and we are in constant in constant discussion with the lender on settling the note.

Ed Blasiak

On September 14, 2020, the Company entered into a Securities Purchase Agreement with Ed Blasiak (“Blasiak”), pursuant to which the Company issued a senior secured convertible promissory note in the aggregate principal amount of $55,000, including an original issue discount of $5,000. The note bears interest at 6.5% per annum and matured on september 14, 2021. The note is senior to any future borrowings and commencing on October 1, 2020 the Company will make monthly payments of the accrued interest under the note. The note may be prepaid at certain prepayment penalties and is convertible into shares of common stock at a conversion price at the option of the holder at $0.001 per share, adjusted for anti-dilution provisions; or 80% of the price per share of subsequent equity financings or; after six months 60% of the lowest trading price during the preceding six month period.

The note had matured and was in default, Ed Blasiak has not declared a default under the note. On August 4, 2023, the Company settled the senior secured convertible promissory note owing to Ed Blasiak for proceeds of $65,450, see note 19 below.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Short-term Convertible Notes (continued)

Joshua Bauman

On September 14, 2020, the Company entered into a Securities Purchase Agreement with Bauman, pursuant to which the Company issued a senior secured convertible promissory note in the aggregate principal amount of $110,000, including an original issue discount of $10,000. The note bears interest at 6.5% per annum and matured on September 14, 2021. The note is senior to any future borrowings and commencing on October 1, 2020 the Company will make monthly payments of the accrued interest under the note. The note may be prepaid at certain prepayment penalties and is convertible into shares of common stock at a conversion price at the option of the holder at $0.001 per share, adjusted for anti-dilution provisions; or 80% of the price per share of subsequent equity financings or; after six months 60% of the lowest trading price during the preceding six month period.

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

The note had matured and was in default, Mr. Bauman has not declared a default under the note. On August 4, 2023, the Company settled the senior secured convertible promissory note owing to Mr. Bauman for proceeds of $179,474, see note 19 below.

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

The Note had a maturity date of April 1, 2022. On August 4, 2023, the Company settled all outstanding liabilities owing to Leonite Capital and Leonite fund I, L.P. for gross proceeds of $1,449,000, see note 19 below.

The balance outstanding on the note, including default penalty, interest accrued and monthly monitoring fees is $255,170 as of June 30, 2023.

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

The Note had a maturity date of June 17, 2022. On August 4, 2023, the Company settled all outstanding liabilities owing to Leonite Capital and Leonite fund I, L.P. for gross proceeds of $1,449,000, see note 19 below.

The balance outstanding on the note, including default penalty, interest accrued and monthly monitoring fees is $158,576 as of June 30, 2023.

Mirage Realty, LLC

 On March 15, 2023, the Company, entered into a senior secured Promissory Note in the aggregate principal amount of $250,000 for net proceeds of $223,500 after an original issue discount and fees of $26,500. The note earns interest at 10% per annum and matures on July 15, 2023

The balance outstanding on the note, including interest accrued, net of unamortized debt discount is $253,908 as of June 30, 2023. On August 4, 2023, the Company settled the senior secured promissory note owing to Mirage Realty for gross proceeds of $260,548, see note 19 below.

LXR Biotech

On April 12, 2019, the Company, entered into a secured Promissory Note in the aggregate principal amount of CDN$133,130. The Note had a maturity date of April 11, 2020 and bears interest at the rate of six percent per annum from the date on which the Note was issued.

This note has not been repaid, is in default and remains outstanding. The balance outstanding at June 30, 2023 was $126,006.

10.  Mortgage loans

Mortgage loans is disclosed as follows:

Interest rate		Maturity date	Principal Outstanding	Accrued interest	June 30, 2023	December 31, 2022

Cranberry Cove Holdings, Ltd.
Pace Mortgage	4.2%		$—	$—	$—	$3,504,605
Disclosed as follows:
Short-term portion					$—	$3,504,605

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

On June 30, 2023, the Company sold its interest in CCH to Leonite Capital, which includes the real property as disclosed in Note 5 and the associated mortgage loan. Refer to Note 4 above.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Government assistance loans

On December 1, 2020, CCH was granted a Covid-19 related government assistance loan in the aggregate principal amount of CDN$ 40,000 (Approximately $31,000). The grant is interest free and CDN$ 10,000 is forgivable if the loan is repaid in full by December 31, 2022. The maturity date of this loan was extended by an additional year to December 31, 2023.

On January 12, 2021, CCH received a further CDN$ 20,000 Covid-19 related government assistance loan. The loan is interest free and if repaid by December 31, 2022, CDN$ 10,000 is forgivable. This loan was not repaid by December 31, 2022.

On June 30, 2023, the Company sold its interest in CCH to Leonite Capital, which includes the Canadian government assistance loan. Refer to Note 4 above.

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

On September 21, 2022, ARIA received partial forgiveness of the government assistance loan of $104,368, the balance of the loan plus accrued interest is due and payable. On December 30, 2022, the Company sold ARIA to its Chairman and CEO and agreed to assume the repayment of the government assistance loan. As of June 30, 2023, the balance outstanding, including interest thereon was $42,918.

12.  Receivables funding

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

The Company made weekly cash payments of $6,458 totaling $251,875 on the September 26, 2022 funding. The balance outstanding at June 30, 2023 was $63,125, less unamortized discount of $12,306.

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

The Company made weekly cash payments of $6,354 totaling $171,563 on the December 13, 2022 funding. The balance outstanding at June 30, 2023 was $128,437, less unamortized discount of $24,723.

January 19, 2023 Funding

On January 19, 2023, the Company, through its 75% held subsidiary, Evernia Health Center, LLC, entered into a Receivables Sales Agreement with Bizfund.com (“Bizfund)”), whereby $132,000 of the Receivables of Evernia were sold to Bizfund, for gross proceeds of $100,000. The Company is obliged to pay 15.0% of the receivables until the amount of $132,000 is paid in full, with periodic repayments of $2,750 per week. The guarantor of the funding is a minority shareholder in ATHI.

The Company made weekly cash payments of $2,750 totaling $49,500 on the January 19, 2023 funding. On June 2, 2023 the Company entered into another receivables funding agreement with Bizfund, whereby Bizfund forgave $8,250 of the premium due on the January 19, 2023 funding and transferred the remaining principal balance of $74,250 to the June 2, 2023 funding. The unamortized balance of the debt discount of $12,616 was expensed on June 2, 2023, thereby extinguishing the receivables funding.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  Receivables funding (continued)

February 14, 2023 Funding

On February 14, 2023, the Company, through its 75% held subsidiary, Evernia Health Center, LLC, entered into a Receivables Sale Agreement with Fox Business Funding (“Fox”), whereby $118,800 of the Receivables of Evernia were sold to Fox, for gross proceeds of $90,000. The Company is obligated to pay 8.0% of the receivables until the amount of $118,800 is paid in full, with periodic repayments of $2,970 per week. The guarantor of the funding is a minority shareholder in ATHI.

The Company made weekly cash payments of $2,970 totaling $56,430 on the February 14, 2023 funding. The balance outstanding at June 30, 2023 was $62,370, less unamortized discount of $17,043.

June 2, 2023 Funding

On June 2, 2023, the Company received funding from an agreement entered into through its 75% held subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Bizfund.com (“Bizfund)”), whereby $198,000 of the Receivables of Evernia were sold to Bizfund, for gross proceeds of $150,000, made up of a cash payment to the Company of $75,750 and the transfer of $74,250 of the January 19, 2023, outstanding principal to the June 2, 2023 funding agreement.. The Company is obliged to pay 15.0% of the receivables until the amount of $198,000 is paid in full, with periodic repayments of $4,950 per week. The guarantor of the funding is a minority shareholder in ATHI.

The Company made weekly cash payments of $4,950 totaling $14,850 on the June 2, 2023 funding. The balance outstanding at June 30, 2023 was $183,150, less unamortized discount of $44,128.

13.  Third Party loans

On April 12, 2019, Eileen Greene, a related party, assigned CDN$1,000,000 of the amount owed by the Company to her, to a third party. The loan bears interest at 12% per annum which the Company agreed to pay. This loan was assumed by the Company on the disposal of CCH to Leonite Capital as disclosed in note 4 above.

During April and May 2023, the Company made ad-hoc repayments of CDN$25,000 (approximately $25,970) on the third party loan. As of June 30, 2023 the balance of principal and interest outstanding on third party loans was CDN$779,005 ($588,372).

14. Related party transactions

Shawn E. Leon

As of June 30, 2023 and December 31, 2022, the Company had a payable to Shawn Leon of $365,126 and $411,611, respectively. Mr. Leon is a director and CEO of the Company. The balances payable are non-interest bearing and have no fixed repayment terms.

On December 30, 2022, the Company sold its wholly-owned subsidiaries, Greenestone Muskoka and ARIA, to Mr. Leon for gross proceeds of $0. The Company realized a gain on disposal of $628,567 which was recorded as an increase in Additional Paid in Capital due to the related party nature of the transaction.

Due to the current financial position of the Group, Mr. Leon forfeited the management fees due to him for the six months ended June 30, 2023 and the year ended December 31, 2022.

Leon Developments, Ltd.

Leon Developments is owned by Shawn Leon, the Company’s CEO and director. As of June 30, 2023 and December 31, 2022, the Company owed Leon Developments, Ltd., $1,092,701 and $850,607, respectively.

The Company paid Leon Developments a management fee of CDN$250,000 (approximately $185,503) and $0 for the six months ended June 30, 2023 and 2022, respectively.

On June 30, 2023, the Company assumed the liability owing to Leon developments of CDN$1,974,012 (approximately $1,490,946) from its subsidiary, CCH, immediately prior to the disposal of CCH to a related party, Leonite Capital LLC.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Related party transactions (continued)

Eileen Greene

As of June 30, 2023 and December 31, 2022, the Company owed Eileen Greene, the spouse of our CEO, Shawn Leon, $1,366,723 and $1,451,610, respectively. The amount owed to Ms. Greene is non-interest bearing and has no fixed repayment terms.

Leonite Capital, LLC and Leonite Fund I, LLP

Leonite Capital is considered a related party due to its Series A Preferred stock interest in CCH, which was previously a wholly-owned subsidiary of the Company, of $700,000, and its Series B Preferred stock interest in the Company of $400,000, as of December 31, 2022.

The Series A Preferred stock interest in CCH of $700,000 was recorded as a minority shareholder interest as of December 31, 2022.

Accrued dividends on the CCH Series A Preferred shares of $145,547 and accrued dividends on the Series B Preferred shares of $49,282 was owed to Leonite Capital as of December 31, 2022. Prior to the disposal of CCH to Leonite Capital on June 30, 2023, and the simultaneous cancellation of the Series B Preferred stock as discussed below, the accrued dividends on the CCH Series A Preferred shares was $184,545 and the accrued dividends on the Series B Preferred shares was $61,184.

On June 30, 2023, the Company entered into an exchange agreement with Leonite Capital whereby it exchanged the 400,000 Series B shares with a value of $400,000 plus accrued dividends thereon of $61,184 for its entire shareholding in its property owning subsidiary, Cranberry Cove Holdings. The Series B shares and the accrued dividends thereon were extinguished and cancelled upon consummation of the transaction.

Due to the related party nature of the transaction, the net result of the disposal of $1,334,885 and the $700,000 of the CCH Series A Preferred shares, totaling $2,034,885, was recorded as a credit to additional paid-in-capital.

In addition, due to the related party nature of the transaction, the cancellation of the Series B Preferred stock, of $400,000 and the dividends thereon of $61,184, totaling $461,184, was recorded as an extinguishment of debt reflected in additional paid-in-capital.

As disclosed in note 8 above, the Company owed Leonite Capital and Leonite Funds I, LP, an entity under common control with Leonite Capital, short-term convertible notes, including principal and interest thereon of $983,900 and $905,579 as of June 30, 2023 and December 31, 2022, respectively.

In addition, as disclosed in note 9 above, the Company owed Leonite capital, secured promissory notes, including principal, monitoring fees and interest thereon totaling $413,746 and $340,281 as of June 30, 2023 and December 31, 2022, respectively.

On August 4, 2023, the Company settled all outstanding liabilities owing to Leonite Capital and Leonite fund I, L.P. for gross proceeds of $1,449,000, see note 19 below.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.  Stockholder’s deficit

a.	Common shares

Authorized and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The company has issued 3,729,053,805 shares of common stock at June 30, 2023 and December 31, 2022.

b.	Series A Preferred shares

Authorized, issued and outstanding

The Company has authorized 10,000,000 Series A preferred shares with a par value of $0.01 per share. The company has issued and outstanding 4,000,000 Series A Preferred shares at June 30, 2023 and December 31, 2022.

c.	Series B preferred shares

Authorized and outstanding

The Company has authorized 400,000 Series B preferred shares with a par value of $1.00 per share. The company has issued and outstanding 0 and 400,000 Series B Preferred shares at June 30, 2023 and December 31, 2022, respectively.

The Series B preferred shares are senior secured and were mandatorily redeemable by the Company on July 1, 2021, and were originally classified as mezzanine debt. These Series B preferred shares meet the definition of liabilities in terms of ASC 480- debt and are no longer contingently convertible, due to the fact that the redemption date has passed.

On June 30, 2023, the Company entered into an exchange agreement with Leonite Capital whereby it exchanged the shares in its wholly owned subsidiary, CCH for the return and cancellation of the Series B preferred shares, together with the dividends accrued thereon. Refer to note 4 above.

d.	Stock options

Our board of directors adopted the Greenstone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have no issued options at June 30, 2023 under the Plan.

e.	Warrants

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.  Stockholder’s deficit (continued)

e.	Warrants (continued)

A summary of the Company’s warrant activity during the period from January 1, 2022 to June 30, 2023 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding as of January 1, 2022	623,777,506	$0.000675 to $0.12	$0.0052875
Granted	—	—	—
Forfeited/cancelled	(20,925,000)	$0.12	0.12
Exercised	—	—	—
Outstanding as of December 31, 2022	602,852,506	$0.000675 to $0.00205	$0.001306
Granted	—	—	—
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding as of June 30, 2023	602,852,506	$0.000675 to $0.00205	$0.001306

The following table summarizes information about warrants outstanding at June 30, 2023:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.000675	326,286,847	2.04		326,286,847
$0.002050	276,565,659	2.52		276,565,659
	602,852,506	2.26	$0.001306	602,852,506	$0.001306

All of the warrants outstanding at June 30, 2023 are vested. The warrants outstanding at June 30, 2023 have an intrinsic value of $0.

16.  Segment information

The Company had two reportable operating segments:

a.	Rental income from the property owned by CCH subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price. In terms of an exchange agreement entered into with Leonite Capital effective June 30, 2023, the property owning subsidiary CCH was exchanged for the Series B preferred shares issued to Leonite Capital. Refer note 4 above.

b.	Rehabilitation Services provided to customers, these services were provided to customers at our Evernia, Addiction Recovery Institute of America and Seastone of Delray operations.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.  Segment information (continued)

The segment operating results of the reportable segments for the three months ended June 30, 2023 is disclosed as follows:

	Three months ended June 30, 2023
	Rental Operations	In-Patient services	Total

Revenue	$93,368	$1,472,591	$1,565,959
Operating expenses	215,408	1,318,405	1,533,813

Operating (loss) income	(122,040)	154,186	32,146

Other (expense) income
Forgiveness of intercompany loan	3,481,332	(3,481,332)	—
Extension fee on property purchase	—	(130,000)	(130,000)
Penalty on convertible notes	—	(34,688)	(34,688)
Other income	—	339	339
Interest expense	(47,731)	(96,250)	(143,981)
Amortization of debt discount	—	(87,526)	(87,526)
Foreign exchange movements	(28,290)	(59,501)	(87,791)
Net income (loss) before taxes	5,779,340	(6,230,841)	(451,501)
Taxes	—	219,346	219,346
Net income (loss)	$5,779,340	$(6,011,495)	$(232,155)

The segment operating results of the reportable segments for the six months ended June 30, 2023 is disclosed as follows:

	Six months ended June 30, 2023
	Rental Operations	In-Patient services	Total

Revenue	$180,522	$2,685,483	$2,866,005
Operating expenses	245,528	2,513,305	2,758,833

Operating (loss) income	(65,006)	172,178	107,172

Other (expense) income
Forgiveness of intercompany loan	3,481,332	(3,481,332)	—
Extension fee on property purchase	—	(130,000)	(130,000)
Penalty on convertible notes	—	(34,688)	(34,688)
Other income	—	339	339
Interest expense	(95,464)	(205,613)	(301,077)
Amortization of debt discount		(164,447)	(164,447)
Foreign exchange movements	(29,325)	(61,421)	(90,746)
Net income (loss) before taxes	3,291,537	(3,904,984)	(613,447)
Taxes	—	205,575	205,575
Net income (loss)	$3,291,537	$(3,699,409)	$(407,872)

The operating assets and liabilities of the reportable segments as of June 30, 2023 is as follows:

	June 30, 2023
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$(43,611)	$65,253	$21,642
Assets
Current assets	—	579,941	579,941
Non-current assets	—	3,255,653	3,255,653
Liabilities
Current liabilities	—	(9,856,833)	(9,856,833)
Non-current liabilities	—	(1,865,267)	(1,865,267)
Net liability position	$—	$(7,886,506)	$(7,886,506)

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.  Segment information (continued)

The segment operating results of the reportable segments for the three months ended June 30, 2022 is disclosed as follows:

	Three months ended June 30, 2022
	Rental Operations	In-Patient services	Total

Revenue	$94,171	$1,043,861	$1,138,032
Operating expenses	(31,902)	(1,054,368)	(1,086,270)

Operating income (loss)	62,269	(10,507)	51,762

Other (expense) income
Other income	—	1,045	1,045
Interest expense	(52,175)	(70,673)	(122,848)
Amortization of debt discount	—	(211,202)	(211,202)
Derivative liability movement	—	(67,039)	(67,039)
Foreign exchange movements	44,370	148,998	193,368
Net income (loss) before taxes	54,464	(209,378)	(154,914)
Taxes	—	(24,700)	(24,700)
Net income (loss)	$54,464	$(234,078)	$(179,614)

The segment operating results of the reportable segments for the six months ended June 30, 2022 is disclosed as follows:

	Six months ended June 30, 2022
	Rental Operations	In-Patient services	Total

Revenue	$188,045	$1,973,302	$2,161,347
Operating expenses	(63,922)	(1,970,723)	(2,034,645)

Operating income	124,123	2,579	126,702

Other (expense) income
Other income	—	11,063	11,063
Interest expense	(103,687)	(99,929)	(203,616)
Amortization of debt discount	—	(464,034)	(464,034)
Derivative liability movement	—	130,437	130,437
Foreign exchange movements	22,524	75,288	97,812
Net income (loss) before taxes	42,960	(344,596)	(301,636)
Taxes	—	(42,963)	(42,963)
Net income (loss)	$42,960	$(387,559)	$(344,599)

The operating assets and liabilities of the reportable segments as of June 30, 2022 is as follows:

	June 30, 2022
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$—	$213,726	$213,726
Assets
Current assets	700	474,255	474,955
Non-current assets	2,658,399	3,399,511	6,057,910
Liabilities
Current liabilities	(5,315,731)	(8,707,761)	(14,023,492)
Non-current liabilities	(629,594)	(1,617,452)	(2,247,046)
Mandatory redeemable preferred shares	—	(400,000)	(400,000)
Intercompany balances	1,280,307	(1,280,307)	—
Net liability position	$(2,005,919)	$(8,131,754)	$(10,137,673)

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.  Net income (loss) per common share

For the three months ended June 30, 2023, the computation of basic loss per share is calculated as follows:

		Number of	Per share
	Amount	shares	amount

Basic and diluted loss per share
Net loss per share available for common stockholders	$(232,155)	3,729,053,805	$(0.00)

For the six months ended June 30, 2023, the computation of basic and diluted earnings per share is calculated as follows:

		Number of	Per share
	Amount	shares	amount

Basic and diluted loss per share
Net loss per share available for common stockholders	$(407,872)	3,729,053,805	$(0.00)

For the three months ended June 30, 2022, the computation of diluted earnings per share would have been anti-dilutive. The basic earnings per share is calculated as follows:

		Number of	Per share
	Amount	shares	amount

Basic and diluted loss per share
Net loss per share available for common stockholders	$(218,518)	3,729,053,805	$(0.00)

For the six months ended June 30, 2022, the computation of diluted earnings per share would have been anti-dilutive. The basic earnings per share is calculated as follows:

		Number of	Per share
	Amount	shares	amount

Basic and diluted loss per share
Net loss per share available for common stockholders	$(417,578)	3,729,053,805	$(0.00)

For the three and six months ended June 30, 2023 and 2022, the following warrants and convertible securities were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

	Three and six months ended June 30, 2023	Three and six months ended June 30, 2022

Warrants to purchase shares of common stock	692,852,506	605,727,506
Convertible notes	582,290,570	324,016,605
	1,275,143,076	929,744,111

18.  Commitments and contingencies

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

18.  Commitments and contingencies (continued)

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

19.  Subsequent events

Acquisition and simultaneous disposition of property

On October 3, 2022 the Company entered into a purchase and sale agreement with Evernia Station Limited Partnership for the purchase of 950 Evernia Street, West Palm Beach, Florida (“950”), the property in which it operates its treatment center, for gross proceeds of $5,500,000. (“Purchase Agreement”). The closing was originally scheduled for February 1, 2023, however through a series of 6 addendums to the Purchase Agreement requiring the payment of a total $180,000 in extension fees, the Closing was extended to August 3, 2023.

On February 27, 2023 the Company signed a listing agreement with Stream Capital Partners listing 950 for sale at a price of $9,568,000 with the intention of identifying a buyer that would purchase and then potentially enter into a lease agreement with the Company.

On May 4, 2023 the Company signed a Letter of Intent with Pontus Net Lease Advisers, LLC to sell 950 for $8,500,000 and lease the property to the Company for a term of twenty years with two ten year extensions. On May 19, 2023, the Company signed a purchase and sale agreement with Pontus Net Lease Advisors to sell 950 for $8,500,000. On August 4, 2023, the Company completed both the purchase of 950 from Evernia Station Limited Partnership and the subsequent sale of 950 to Pontus Net Lease Advisors, LLC.

The Company paid gross proceeds of $1,449,000 to Leonite Capital and Leonite Fund I, LP in settlement of all amounts outstanding to both entities, disclosed in notes 8 and 9 above. In addition, $65,450 was paid to Ed Blasiak to settle the convertible promissory note disclosed in note 8 above, $179,474 was paid to Joshua Bauman to settle the convertible promissory note disclosed in note 8 above, and $260,548 was paid to Mirage Realty, LLC to settle the senior secured promissory note, disclosed in note 9 above.

Net proceeds on the two transactions after the payment of convertible and short-term notes and fees and expenses related to the transactions above was $571,984.

On August 4, 2023, the Company entered into a long term lease for 950 with an initial term of twenty years, and two ten year extension options. The lessor is Pontus EHC Palm Beach, LLC , a Delaware limited liability company and a portfolio company of Pontus Net Lease Advisors, LLC. The lease is absolutely net and the lease cost for the initial year is $748,000 paid monthly. The lease increases at a rate of 2.75% per year for a total term lease obligation of $19,595,653 over the initial twenty-year term. The Lease is personally guaranteed by the Company President and the guarantee may be released after 5 years based on certain financial and performance metrics being met.

Warrant exchange agreement

On June 28, 2023 the Company entered into a Warrant Exchange Agreement with Leonite that exchanged a Warrant outstanding to Leonite originally issued on June 12, 2020 for a new Warrant dated June 30, 2023. The substantial changes to the warrant affect the number of shares in the warrant, the exercise price and the term. The original warrant provided for Leonite to have a continuing right to purchase a 20% share of the outstanding common shares until it expired on June 12, 2025 which was originally set at 326,286,847 shares. The new warrant is exercisable for 745,810,761 shares, 20% of the current number of common shares outstanding, with no allowance for adjustment, except normal adjustments due to splits or consolidations, until the new expiry date of June 30, 2027. The exercise price in the original warrant was $0.10, with allowance for adjustments, which when applied resulted in an exercise price of $0.0004 per share. The exercise price on the new warrant is $0.001 and is only adjustable if the Company issues any shares at a price less than the exercise price during the warrant period except for any issuance of shares to the Company’s president or related parties on any debt outstanding to those parties as of June 30, 2023, and limited to a conversion price of $0.0005 per share. The Warrant Exchange agreement was conditional on Leonite receiving a full payment of all of its outstanding loans originally set as by July 20, 223. This date was extended and all of the notes were repaid on August 4, 2023. Leonite held several notes at June 30, 2023, some of which were convertible into shares at variable rates, see notes 9 and 10 above. The total amount repaid to , to settle all of the outstanding liabilities was $1,449,000.

In addition, two other convertible notes outstanding with variable rate conversions were settled in full on August 4, 2023. The first convertible promissory note owing to Ed Blasiak, dated September 14, 2020 was settled for gross proceeds of $65,450, and the second convertible promissory note owing to Joshua Bauman, dated September 14, 2020, was settled for gross proceeds of $179,474.

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

Plan of Operation

During the next twelve months, the Company plans to continue to grow the Evernia business organically or through acquisitions, should any opportunities present themselves. On August 4, 2023, we completed both the purchase of the property in which the Evernia operates for gross proceeds of $5,500,000 and the subsequent sale of the property to Pontus Net Lease Advisors, LLC for gross proceeds of $8,500,000. Net proceeds on the two transactions after the payment of convertible and short-term notes and fees and expenses related to the transactions above was $571,984. The proceeds were used to repay certain indebtedness and to provide some working capital to organically grow the operations. We are still pursuing a Regulation A financing to further reduce debt and allow us to pursue future acquisitions.

For the three months ended June 30, 2023 and 2022.

Revenues

Revenues were $1,565,959 and $1,138,032 for the three months ended June 30, 2023 and 2022, respectively, an increase of $427,927 or 37.6%. The revenue from in-patient services related to Evernia was S1,472,593 and $1,043,861 for the three months ended June 30, 2023 and 2022, respectively. The increase is attributable to the increase in the number of beds available at the facility and increasing our in-network provider status to a second insurance provider.

The revenue from rental properties was $93,368 and $94,171 for the three months ended June 30, 2023 and 2022, a decrease of $803 or 0.9%. the slight decline represents foreign currency difference. The subsidiary owning the rental property, CCH was sold on June 30, 2023.

Operating Expenses

Operating expenses were $1,533,813 and $1,086,270 for the three months ended June 30, 2023 and 2022, respectively, an increase of $447,543 or 41.2%. The increase is primarily due to the following:

●	Management fees was $215,503 and $30,000 for the three months ended June 30, 2023 and 2022, respectively, an increase of $185,503 or 618.3%. The increase is due to management fees paid to Leon developments from CCH prior to the disposal of CCH to a third party on June 30, 2023.

●	Professional fees was $177,910 and $112,149 for the three months ended June 30, 2023 and 2022, respectively, an increase of $65,761 or 58.6%. The increase is primarily due to the level of corporate activity for fund raising and the disposal of the CCH operation.

●	Salaries and wages were $629,707 and $438,842 for the three months ended June 30, 2023 and 2022, respectively, an increase of $190,865 or 43.5%. the increase is primarily due to the increase in headcount to service the increase in our patient headcount and the growth of the facility over the prior year and is directly correlated to the increase in revenue.

●	The remaining increase in operating expenses of $5,314 consists of several individually immaterial expenses.

Operating income

Operating income was $32,146 and $51,762 for the three months ended June 30, 2023 and 2022, respectively, a decrease of $19,616 or 37.9%. The decrease is due to the increase in operating expenses of $447,543, offset by the increase in revenue of $427,927, as discussed in detail above.

 Penalty on convertible note

The penalty on convertible notes was $34,688 and $0 for the three months ended June 30, 2023 and 2022, respectively, an increase of $34,688 or 100%. The penalty on convertible note was agreed upon with one of our lenders whose note was in default and was subsequently settled after June 30, 2023.

Extension fee on property purchase

The extension fee on the property purchase was $130,000 and $0 for the three months ended June 30, 2023 and 2022, respectively, an increase of $130,000 or 100%. The extension fee was levied by the landlord of our West Palm Beach facility to afford us additional time to structure the acquisition of the facility, which we will in turn dispose of to a third party lender.

Interest expense

Interest expense was $143,981 and $122,848 for the three months ended June 30, 2023 and 2022, respectively, an increase of $21,133 or 17.2%. The increase is primarily due to monitoring fees incurred on two short term notes and additional interest incurred on a senior secured promissory note advanced to the Company during the prior quarter.

Amortization of debt discount

Amortization of debt discount was $87,526 and $211,202 for the three months ended June 30, 2023 and 2022, respectively, a decrease of $123,676 or 58.6%. The decrease is primarily due to the full amortization of debt discount on convertible notes in the prior periods. The current period amortization is primarily the amortization of discount on receivables funding and amortization of a discount on a senior secured promissory note advanced to the Company in the prior quarter.

Derivative liability movement

The derivative liability movement was $0 and $67,039 for the three months ended June 30, 2023 and 2022, respectively. The derivative liability movement represents the mark to market movements of variably priced convertible notes and warrants issued during the prior comparative period. The decrease in the mark to market movement of $67,039, using a Black-Scholes valuation model with a calculated stock price ranging from $0.0006 to $0.0010 per share, a risk free interest rate of 1.72% to 2.99% and expected lives of convertible notes and warrants of 3 to 36 months, with an expected underlying volatility of 220.6% to 245.9%, with no dividends expected for the foreseeable future. The decrease in the derivative liability was primarily due to the conversion and repayment of several convertible notes during the past twelve months and an overall reduction in our stock price, impacting favorably on the mark-to-market adjustment.

Foreign exchange movements

Foreign exchange movements was $(87,791) and $193,368 for the three months ended June 30, 2023 and 2022, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars. The Dollar weakened against the Canadian Dollar during the current period and unrealized translation adjustments of $51,708 was realized on the disposal of our property owning subsidiary Cranberry Cove Holdings.

Net loss before taxation

Net loss before taxation was $(451,501) and $(154,914) for the three months ended June 30, 2023 and 2022, respectively, an increase of $296,587 or 191.4%. The increase is primarily due to the increase in the foreign exchange movements and by the extension fee on the property offset by the decrease in debt discount amortization, as discussed above.

Income Taxes

Income taxes credit was $219,346 and income tax charge was $(24,700) for the three months ended June 30, 2023 and 2022, an increase of $244,046 or 988.0%. The increase is due to the completion of tax returns for our operating subsidiaries during the current quarter, which resulted in the reversal of previously provided for income taxes, primarily related to accelerated depreciation allowances on property and equipment.

Net loss

Net loss was $(232,155) and $(179,614) for the six months ended June 30, 2023 and 2022, respectively, an increase of $52,541 or 29.3%, primarily due to the increase in net loss before taxation offset by the taxation credit, as discussed above.

 For the six months ended June 30, 2023 and June 30, 2022.

Revenues

Revenues were $2,866,005 and $2,161,347 for the six months ended June 30, 2023 and 2022, respectively, an increase of $704,658 or 32.6%. The revenue from in-patient services related to Evernia was S2,685,483 and 1,973,302 for the six months ended June 30, 2023 and 2022, respectively. The increase is attributable to the increase in the number of beds available at the facility and increasing our in-network provider status to a second insurance provider.

The revenue from rental properties was $180,522 and $188,045 for the six months ended June 30, 2023 and 2022, a decrease of $7,523 or 4.0%. the decrease represents foreign currency difference. The subsidiary owning the rental property, CCH was sold on June 30, 2023.

Operating Expenses

Operating expenses were $2,758,833 and $2,034,645 for the six months ended June 30, 2023 and 2022, respectively, an increase of $724,188 or 35.6%. The increase is primarily due to the following:

●	Management fees was $243,003 and $60,000 for the six months ended June 30, 2023 and 2022, respectively, an increase of $183,003 or 305.0%. The increase is due to management fees paid to Leon developments from CCH prior to the disposal of CCH to a third party on June 30, 2023. This is a once off management fee.

●	Professional fees was $289,114 and $161,736 for the six months ended June 30, 2023 and 2022, respectively, an increase of $127,378 or 78.8%. The increase is primarily due to the level of corporate activity for fund raising and the disposal of the CCH operation and contractor fees related to the increase of the number of patients treated at the facility.

●	Salaries and wages were $1,221,741 and $875,667 for the six months ended June 30, 2023 and 2022, respectively, an increase of $346,074 or 39.5%. the increase is primarily due to the increase in patients and the growth of the facility over the prior year and is directly correlated to the increase in revenue.

●	The remaining increase in operating expenses of $67,733 consists of several individually immaterial expenses.

Operating income

The operating income was $107,172 and $126,702 for the six months ended June 30, 2023 and 2022, respectively, a decrease of $19,530 or 15.4%. The decrease is due to the increase in operating expenses of $724,188, offset by the increase in revenue of $704,658, as discussed in detail above.

Penalty on convertible note

The penalty on convertible notes was $34,688 and $0 for the six months ended June 30, 2023 and 2022, respectively, an increase of $34,688 or 100%. The penalty on convertible note was agreed upon with one of our lenders whose note was in default and was subsequently settled after June 30, 2023.

Extension fee on property purchase

The extension fee on the property purchase was $130,000 and $0 for the six months ended June 30, 2023 and 2022, respectively, an increase of $130,000 or 100%. The extension fee was levied by the landlord of our West Palm Beach facility to afford us additional time to structure the acquisition of the facility, which we will in turn dispose of to a third party lender.

Interest expense

Interest expense was $301,077 and $203,616 for the six months ended June 30, 2022 and 2021, respectively, an increase of $97,461 or 47.9%. The increase is primarily due to monitoring fees incurred on two short term notes which are currently in default and default interest incurred on those borrowings.

Amortization of debt discount

Amortization of debt discount was $164,447 and $464,034 for the six months ended June 30, 2023 and 2022, respectively, a decrease of $299,587 or 64.6%. The decrease is primarily due to the full amortization of debt discount on convertible notes in the prior periods, these convertible notes are expected to be settled in the short term out of proceeds of the simultaneous property acquisition and disposal. The current period amortization is primarily the amortization of discount on receivables funding.

Derivative liability movement

The derivative liability movement was $0 and $130,437 for the six months ended June 30, 2023 and 2022, respectively. The derivative liability movement represents the mark to market movements of variably priced convertible notes and warrants issued during the prior comparative period. The decrease in the mark to market movement of $130,437, using a Black-Scholes valuation model with a calculated stock price ranging from $0.0006 to $0.0010 per share, a risk free interest rate of 0.52% to 2.99% and expected lives of convertible notes and warrants of 3 to 39 months, with an expected underlying volatility of 167.1% to 245.9%, with no dividends expected for the foreseeable future. The decrease in the derivative liability was primarily due to the conversion and repayment of several convertible notes during the past twelve months and an overall reduction in our stock price, impacting favorably on the mark-to-market adjustment.

Foreign exchange movements

Foreign exchange movements was $90,746 and $97,812 for the six months ended June 30, 2023 and 2022, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars. The Dollar weakened against the Canadian Dollar during the current period and unrealized translation adjustments of $51,708 was realized on the disposal of our property owning subsidiary Cranberry Cove Holdings.

Net loss before taxation

Net loss before taxation was $(613,447) and $(301,636) for the six months ended June 30, 2023 and 2022, respectively, an increase of $311,811 or 103.4%. The increase is primarily due to, the increase in the foreign exchange movements and the extension fee on the property purchase, offset by the decrease in debt discount amortization and the decrease in derivative liability movements, as discussed above.

Income taxes

Income taxes was a Tax credit was $205,575 and taxation charge was $(42,963) for the six months ended June 30, 2023 and 2022, an increase in credit of $258,538 or 601.8%. The increase is due to the completion of tax returns for our operating subsidiaries during the current quarter, which resulted in the reversal of previously provided for income taxes, primarily related to accelerated depreciation allowances on property and equipment.

Net loss

Net loss was $(407,872) and $(344,599) for the six months ended June 30, 2023 and 2022, respectively, an increase of $63,273 or 18.4%. The increase is primarily due to the increase in net loss before taxation offset by the taxation credit, as discussed above.

Commitments and contingencies

The company has commitments under operating and finance leases as follows:

The amount of future minimum lease payments under finance leases as of June 30, 2023 is as follows:

Amount
Remainder of 2023	$4,915
2024	9,829
2025	9,829
2026	6,195
2027	1,707
32,475
Imputed interest	(3,540)
$28,935

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2023	$175,033
2024	366,110
2025	384,416
2026	403,637
2027	33,771
Total undiscounted minimum future lease payments	1,362,967
Imputed interest	(9,970)
$1,352,997

The company also has commitments under convertible loans and short term loans. If the convertible loans, as disclosed in note 11, above are not converted they will need to be repaid,.

Liquidity and Capital Resources

We have prepared our unaudited condensed consolidated financial statements in accordance with US GAAP applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations in the normal course of business. At June 30, 2023 we had a working capital deficiency of $9.3 million, and total liabilities in excess of assets in the amount of $7.9 million . We believe that current available resources will not be sufficient to fund our planned expenditures over the next 12 months. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about our ability to continue as a going concern for one year from the date of issuance of these condensed interim consolidated financial statements.

We are dependent on the raising additional capital through placement of common shares, and/or debt financing in order to implement our business plan and generating sufficient revenue in excess of costs. If we raise additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If we raise additional funds by issuing debt, we may be subject to limitations on its operations, through debt covenants or other restrictions. If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain geographical areas, or techniques that we might otherwise seek to retain. There is no assurance that we will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on our financial condition. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Cash generated from operating activities was $35,488 and $246,940 for the six months ended June 30, 2023 and 2022, respectively, a decrease of $211,452. The decrease is primarily due to the following:

●	An increase in net income of $2,190,868, discussed under operations above.

●	Offset by an increase in the movement of non-cash items of $2,620,795, primarily due to the movement in the gain on disposal of subsidiary of $2,496,069 and the movement in the amortization of debt discount of $322,667, offset by the prior period derivative liability movement of $130,437.

●	The movement in working capital increased by $212,475, primarily due to the increase in movement in accounts receivable of $89,751 and an increase in the movement in accounts payable and accrued liabilities of $228,088, offset by a reduction in the movement of taxation payable of $75,780.

Cash used in investing activities was $58,320 and $213,726 for the six months ended June 30, 2023 and 2022, respectively. The purchase of property and equipment in both periods related to the expansion of the in-patient treatment facility.

Cash (used in) provided by financing activities was $(210,255) and $127,259 for the six months ended June 30, 2023 and 2022, respectively. In the current period the Company received proceeds from related parties of $78,246. We received receivables funding of $264,750 and repaid $448,905 for a net repayment of $184,155, we made mortgage repayments of $58,320 on the CCH property which has subsequently been sold together with the mortgage liability. In the prior period we made a net repayment to convertible promissory note holders of $118,467 and received receivables funding of $195,500 of which $15,000 was repaid, in addition we received funding from our related parties of $207,294.

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

We have prepared our unaudited condensed consolidated financial statements in accordance with US GAAP applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations in the normal course of business. At June 30, 2023 we had a working capital deficiency of $9.3 million, and total liabilities in excess of assets in the amount of $7.9 million . We believe that current available resources will not be sufficient to fund our planned expenditures over the next 12 months. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about our ability to continue as a going concern for one year from the date of issuance of these condensed interim consolidated financial statements.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 21, 2023

By:/s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	August 21, 2023
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	August 21, 2023
John O’Bireck

/s/ Gerald T. Miller	Director	August 21, 2023

