Form 10-Q
period 2023-09-30
ETHEMA HEALTH Corp
filed 2023-11-20
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of common stock outstanding as of November 20, 2023 was 3,729,053,805.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Health Corporation.

FORM 10-Q

ETHEMA HEALTH CORPORATION

ETHEMA HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)

Current assets
Cash	$11,728	$140,757
Accounts receivable, net	681,072	337,074
Prepaid expenses	39,069	44,718
Other current assets	62,652	20,347
Total current assets	794,521	542,896
Non-current assets
Property and equipment, net	523,699	2,974,395
Intangible assets, net	984,447	1,252,932
Right of use assets	9,331,261	1,393,071
Deposits	374,000	400,000
Total non-current assets	11,213,407	6,020,398
Total assets	$12,007,928	$6,563,294

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$129,415	$170,934
Taxes payable	—	248,644
Convertible notes, net of discounts	4,408,209	5,269,250
Short-term notes	124,886	460,534
Mortgage loans	—	3,504,605
Receivables funding	324,704	416,731
Government assistance loans	14,925	14,818
Operating lease liability	32,753	287,017
Finance lease liability	8,289	7,891
Accrued dividends	—	194,829
Related party payables	2,670,008	2,713,878
Total current liabilities	7,713,189	13,289,131
Non-current liabilities
Government assistance loans	24,282	79,555
Deferred taxes	170,855	217,451
Third party loans	248,757	578,335
Operating lease liability	9,339,227	1,206,413
Finance lease liability	18,648	24,952
Total non-current liabilities	9,801,769	2,106,706
Total liabilities	17,514,958	15,395,837

Redeemable Preferred stock - Series B; $1.00 par value, 10,000,000 shares authorized; 0 and 400,000 shares outstanding as of September 30, 2023 and December 31, 2022, respectively.	—	400,000

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 10,000,000 shares authorized 4,000,000 shares outstanding as of September 30, 2023 and December 31, 2022, respectively.	40,000	40,000
Common stock - $0.01 par value, 10,000,000,000 shares authorized; 3,729,053,805 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	37,290,539	37,290,539
Additional paid-in capital	26,187,925	23,419,917
Discount for shares issued below par value	(27,363,367)	(27,363,367)
Accumulated other comprehensive loss	—	(5,065)
Accumulated deficit	(41,960,217)	(43,484,751)
Stockholders’ deficit attributable to Ethema Health Corporation stockholders’	(5,805,120)	(10,102,727)
Non-controlling interest	298,090	870,184
Total stockholders’ deficit	(5,507,030)	(9,232,543)
Total liabilities and stockholders’ deficit	$12,007,928	$6,563,294

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022

Revenues	$1,353,899	$1,424,943	$4,219,904	$3,586,290

Operating expenses
General and administrative	249,283	289,073	755,685	760,533
Rent expense	107,707	114,717	328,204	314,256
Management fees	30,000	30,000	273,003	90,000
Professional fees	171,659	19,131	460,773	180,867
Salaries and wages	651,537	580,432	1,873,280	1,456,099
Depreciation and amortization	110,185	136,608	388,259	402,851
Total operating expenses	1,320,371	1,169,961	4,079,204	3,204,606

Operating Income	33,528	254,982	140,700	381,684

Other Income (expense)
Other income	110	(1,045)	449	10,018
Forgiveness of government assistance loan	—	104,368	—	104,368
Penalty on convertible debt	—	—	(34,688)	—
Extension fee on property purchase	—	—	(130,000)	—
Gain on disposal of property	2,484,172		2,484,172
Loss on debt extinguishment	(277,175)	—	(277,175)	—
Interest expense	(81,371)	(163,561)	(382,448)	(367,177)
Amortization of debt discount	(73,857)	(87,704)	(238,304)	(551,738)
Derivative liability movement	—	45,156	—	175,593
Foreign exchange movements	6,598	404,538	(84,148)	502,350
Net income before income taxes	2,092,005	556,734	1,478,558	255,098
Benefit from (provision for) Income taxes	15,532	(44,652)	221,107	(87,615)
Net income	2,107,537	512,082	1,699,665	167,483
Net income attributable to non-controlling interest	(31,058)	(28,787)	(127,906)	(52,425)
Net income allocable to Ethema Health Corporation Stockholders	2,076,479	483,295	1,571,759	115,058
Preferred stock dividend	—	(24,582)	(47,225)	(73,923)
Net income available to common shareholders of Ethema Health Corporation	2,076,479	458,713	1,524,534	41,135
Accumulated other comprehensive loss
Foreign currency translation adjustment	—	(169,965)	5,065	(208,317)

Total comprehensive income (loss)	$2,076,479	$288,748	$1,529,599	$(167,182)
Income per share
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00
Weighted average common shares outstanding
Basic	3,729,053,805	3,729,053,805	3,729,053,805	3,696,636,223
Diluted	3,931,379,775	4,276,544,380	3,931,379,775	4,244,126,798

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred		Common		Additional paid-in	Discount to	Accumulated other Comprehensive	Accumulated	Non-controlling shareholders
	Shares	Amount	Shares	Amount	Capital	par value	Income	Deficit	interest	Total
Balance as of December 31, 2022	4,000,000	$40,000	3,729,053,805	$37,290,539	$23,419,917	$(27,363,367)	$(5,065)	$(43,484,751)	$870,184	$(9,232,543)
Foreign currency translation	—	—	—	—	—	—	(1,504)	—	—	(1,504)
Net loss	—	—	—	—	—		—	(178,685)	2,968	(175,717)
Dividends accrued	—	—	—	—	—	—	—	(23,419)	—	(23,419)
Balance as of March 31, 2023	4,000,000	$40,000	3,729,053,805	$37,290,539	$23,419,917	$(27,363,367)	$(6,569)	$(43,686,855)	$873,152	$(9,433,183)
Disposal of subsidiary to related party	—	—	—	—	2,034,885	—	—	—	(700,000)	1,334,885
Deemed extinguishment of debt by related party	—	—	—	—	461,184	—	—	—	—	461,184
Foreign currency translation	—	—	—	—	—	—	6,569	—	—	6,569
Net loss	—	—	—	—	—	—	—	(326,035)	93,880	232,155
Dividends accrued	—	—	—	—	—	—	—	(23,806)	—	(23,806)
Balance as of June 30, 2023	4,000,000	$40,000	3,729,053,805	$37,290,539	$25,915,986	$(27,363,367)	$—	$(44,036,696)	$267,032	$(7,886,506)
Fair value of warrants issued for debt extinguishment	—	—	—	—	271,939	—	—	—	—	271,939
Net income	—	—	—	—	—	—	—	2,076,479	31,058	2,107,537
Balance as of September 30, 2023	4,000,000	$40,000	3,729,053,805	$37,290,539	$26,187,925	$(27,363,367)	$—	$(41,960,217)	$298,090	$(5,507,030)

	Series A Preferred		Common		Additional paid-in	Discount to	Accumulated other Comprehensive	Accumulated	Non-controlling shareholders
	Shares	Amount	Shares	Amount	Capital	par value	Income	Deficit	interest	Total
Balance as of December 31, 2021	4,000,000	$40,000	3,579,053,805	$35,790,539	$22,791,350	$(26,013,367)	$816,532	$(44,103,311)	$822,876	$(9,855,381)
Conversion of convertible notes	—	—	150,000,000	1,500,000	—	(1,350,000)	—	—	—	150,000
Foreign currency translation	—	—	—	—	—	—	34,517	—	—	34,517
Net loss	—	—	—	—	—		—	(174,447)	9,462	(164,985)
Dividends accrued	—	—	—	—	—	—	—	(24,613)	—	(24,613)
Balance as of March 31, 2022	4,000,000	$40,000	3,729,053,805	$37,290,539	$22,791,350	$(27,363,367)	$851,049	$(44,302,371)	$832,338	$(9,860,462)
Foreign currency translation	—	—	—	—	—	—	(72,869)	—	—	(72,869)
Net loss	—	—	—	—	—	—	—	(193,790)	14,176	(179,614)
Dividends accrued	—	—	—	—	—	—	—	(24,728)	—	(24,728)
Balance as of June 30, 2022	4,000,000	$40,000	3,729,053,805	$37,290,539	$22,791,350	$(27,363,367)	$778,180	$(44,520,889)	$846,514	$(10,137,673)
Foreign currency translation	—	—	—	—	—	—	(169,965)	—	—	(169,965)
Net income	—	—	—	—	—	—	—	483,294	28,787	512,082
Dividends accrued	—	—	—	—	—	—	—	(24,582)	—	(24,582)
Balance as of September 30, 2022	4,000,000	$40,000	3,729,053,805	$37,290,539	$22,791,350	$(27,363,367)	$608,215	$(44,062,177)	$875,301	$(9,820,139)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Operating activities
Net income	$1,699,665	$167,483
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	388,259	402,851
Forgiveness of government assistance loan	—	(104,368)
Non-cash interest accrual on escrow deposit	—	758
Gain on disposal of property	(2,484,172)	—
Loss on debt extinguishment	277,175	—
Penalty on convertible notes	34,688	—
Amortization of debt discount	238,304	564,006
Derivative liability movements	—	(175,593)
Non-cash deferred tax movements	(46,597)	(56,382)
Amortization of right of use asset	169,682	194,086
Changes in operating assets and liabilities (net of assets acquired and liabilities assumed)
Accounts receivable	(289,697)	(145,833)
Prepaid expenses and other current assets	(48,457)	(14,891)
Accounts payable and accrued liabilities	(110,110)	211,771
Operating lease liability	(167,319)	(179,009)
Taxes payable	(237,211)	154,234
Net cash (used in) provided by operating activities	(575,790)	1,019,113

Investing activities
Acquisition of property, plant and equipment	(5,244,011)	(285,103)
Proceeds on disposal of property	8,093,448	—
Deposit paid	(374,000)	(50,000)
Net cash provided by (used in) investing activities	2,475,437	(335,103)

Financing activities
Repayment of mortgage loans	(58,320)	(88,586)
Proceeds from convertible loans	150,000	—
Repayment of convertible loans	(1,124,442)	—
Repayment of federal assistance loans	(10,855)	—
Proceeds from short term loans	223,500	160,000
Repayment of short term loans	(568,325)	(289,044)
Repayment of third party loans	(361,260)	(77,953)
Repayment of finance leases	(5,907)	(5,531)
Proceeds from receivables funding	580,646	440,000
Repayment of receivables funding	(848,417)	(80,000)
Proceeds from related party notes	—	334,299
Repayment of related party notes	(76,296)	—
Net cash (used in) provided by financing activities	(2,099,676)	393,185

Effect of exchange rate on cash	71,000	(564,934)

Net change in cash	(129,029)	512,261
Beginning cash balance	140,757	48,822
Ending cash balance	$11,728	$561,083

Supplemental cash flow information
Cash paid for interest	$334,735	$158,511
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Conversion of convertible notes	$—	$150,000

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

The Company also owned the real estate on which its Greenstone Muskoka clinic operated. The current tenant operates an addiction treatment center on these premises. The Company collected rent on this property, which is treated as a separate business segment. On June 30, 2023, the Company sold Cranberry Cove Holdings, in which the real estate was registered to Leonite Capital, in exchange for the cancellation of preferred shares and the accrued dividend liability owed on the preferred shares.

2.  Summary of significant accounting policies

Financial Reporting

The (a) unaudited condensed consolidated balance sheets as of September 30, 2023, and as of December 31, 2022, which has been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations, stockholders’ deficit and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

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

b)   Principles of consolidation and foreign translation (continued)

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the year.

On June 30, 2023, the Company disposed on Cranberry Cove Holdings whose functional currency was Canadian Dollars, all remaining subsidiaries have the U.S. dollar as a functional currency.

The relevant translation rates are as follows: The Company disposed of Cranberry cove Holdings on June 30, 2023, the exchange rates used for the six months in which it had control over Cranberry cove holdings was as follows; for the six months ended June 30, 2023, a closing rate of CDN$1 equals US$0.7553 and an average exchange rate of CDN$1 equals US$0.7420, and for the year ended December 31, 2022, a closing rate of CDN$1.0000 equals US$0.7383 and an average exchange rate of CDN$1.0000 equals US$0.7686.

c)  Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with several financial institutions in the USA and Canada. There were no cash equivalents at September 30, 2023 and December 31, 2022.

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

Settlements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s receivables were $681,072, $337,074 and $176,011 at September 30, 2023, December 31, 2022 and December 31, 2021, respectively. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount.

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

n)  Net income per Share

Basic net income per share is computed on the basis of the weighted average number of common stock outstanding during the year.

Diluted net income per share is computed on the basis of the weighted average number of common stock and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net income per share are excluded from the calculation.

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

o)  Stock based compensation

Stock based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the nine months ended September 30, 2023 and 2022 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with performance conditions and no awards dependent on market conditions.

There were no stock -based compensation awards that vested during the nine months ended September 30, 2023 and 2022 and there was no stock based compensation recorded in the unaudited condensed consolidated financial statements.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued)

p)  Financial instruments risks

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet dates, September 30, 2023 and December 31, 2022.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of approximately $6.9 million, and an accumulated deficit of approximately $42.0 million. The Company is dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from that of the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its convertible debt, short term loans, third party loans and government assistance loans as of September 30, 2023. In the opinion of management, interest rate risk is assessed as moderate.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is no longer subject to currency risk as it has disposed of its subsidiaries that operated in Canada.

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

r)  Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued additional updates during the nine months ended September 30, 2023. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s consolidated financial statements upon adoption.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Going concern

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. At September 30, 2023 the Company has a working capital deficiency of $6.9 million, and total liabilities in excess of assets in the amount of $5.5 million. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about the Company's ability to continue as a going concern for one year from the date of issuance of these condensed interim consolidated financial statements.

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

Simultaneously with the closing of the purchase and sale agreements, on August 4, 2023, the Company entered into a long term lease for 950 with an initial term of twenty years, and two ten year extension options. The lessor is Pontus EHC Palm Beach, LLC , a Delaware limited liability company and a portfolio company of Pontus Net Lease Advisors, LLC. The lease is absolutely net and the lease cost for the initial year is $748,000 paid monthly. The lease increases at a rate of 2.75% per year for a total term lease obligation of $19,595,653 over the initial twenty-year term. The Lease is personally guaranteed by the Company President and the guarantee may be released after 5 years based on certain financial and performance metrics being met.

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

The details of the property purchase and subsequent sale are as follows:

Amount
Purchase of 950 Evernia Street property
Purchase price	$5,500,000
Fees and expenses related to property purchase	109,276
Total acquisition cost	5,609,276

Proceeds on sale	8,500,000
Fees and expenses related to disposal of the property	(406,552)
Net proceeds on disposal of property	8,093,448

Gain on sale of property	$2,484,172

Property and equipment consists of the following:

		September 30, 2023			December 31, 2022
	Useful lives	Cost	Accumulated depreciation	Net book value	Net book value
Land	Indefinite	$—	$—	$—	$158,742
Property	25 years	—	—	—	2,310,448
Leasehold improvements	Life of lease	456,547	(76,676)	379,871	373,320
Furniture and fittings	6 years	149,260	(41,234)	108,026	92,941
Vehicles	5 years	55,949	(26,263)	29,686	38,079
Computer equipment	3 years	7,525	(1,409)	6,116	865
		$669,281	$(145,582)	$523,699	$2,974,395

Depreciation expense for the three months ended September 30, 2023 and 2022 was $20,690 and $47,113, respectively, and for the nine months ended September 30, 2023 and 2022 was $119,773 and $134,366, respectively.

On June 30, 2023, the Company sold its interest in Cranberry Cove Holdings to Leonite Capital, which includes the land and property and the associated mortgage loan as disclosed in Note 10. Refer Note 4 above.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.   Intangibles

Intangible assets consist of the following:

	Useful lives	September 30, 2023			December 31, 2022
		Cost	Accumulated amortization	Net book value	Net book value
Health care Provider license	5 years	$1,789,903	$(805,456)	$984,447	$1,252,932

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

The Company recorded $89,495 in amortization expense for finite-lived assets for each of the three months ended September 30, 2023 and 2022 and $268,485 for each of the nine months ended September 30, 2023 and 2022.

7.   Leases

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

As described in note 4 above, on October 3, 2022 the Company entered into a purchase and sale agreement with Evernia Station Limited Partnership for the purchase of 950 Evernia Street, West Palm Beach, Florida, the property in which it operates its treatment center, for gross proceeds of $5,500,000. On August 3, 2023, after 6 addendums to the agreement, the Company closed on the acquisition of the property. This resulted in the termination of the lease with Evernia station, resulting in the reversal of the remaining right-of-use asset of $1,226,080 and the associated operating lease liability of $1,328,803, which liability included $102,723 of accrued rental, which was offset against the rental expense.

On August 4, 2023, the Company entered into a long term lease for 950 Evernia Street, West Palm Beach, Florida with an initial term of twenty years, and two ten year extension options. The lessor is Pontus EHC Palm Beach, LLC , a Delaware limited liability company and a portfolio company of Pontus Net Lease Advisors, LLC. The lease is absolutely net and the lease cost for the initial year is $748,000 paid monthly. The lease increases at a rate of 2.75% per year for a total term lease obligation of $19,595,653 over the initial twenty-year term. The Lease is personally guaranteed by the Company President and the guarantee may be released after 5 years based on certain financial and performance metrics being met. Due to the initial lease term of twenty years, the Company is not certain that the extension periods will be exercised at this point in time and accordingly, these have been excluded from the present value of the minimum future lease payments.

To determine the present value of minimum future lease payments for operating leases at August 4, 2023, the Company was required to estimate a rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment (the "incremental borrowing rate" or "IBR").

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the Fannie Mae, in excess of $3,000,000 rate based on an 80% value to loan ratio, averaging the 15 and 30 year indicative rates, resulting in a rate of 7.70%. The Company determined that 7.70% per annum was an appropriate incremental borrowing rate to apply to its real-estate operating lease.

The present value of the future minimum lease payments was valued at $9,333,953 on August 4, 2023.

Right of use assets are included in the consolidated balance sheet are as follows:

	September 30, 2023	December 31, 2022
Non-current assets
Right-of-use assets – finance leases, net of depreciation, included in Property and equipment	$26,937	$38,079
Right-of-use assets - operating leases, net of amortization	$9,331,261	$1,393,071

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Leases (continued)

Lease costs consists of the following:

	Nine months ended September 30,
	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$8,392	$8,392
Interest expense on finance lease liabilities	1,504	1,880
	9,896	10,272

Operating lease cost	$446,189	$194,086
Lease cost	$456,085	$204,358

Other lease information:

	Nine months ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(1,504)	$(1,880)
Operating cash flows from operating leases	(446,189)	(199,539)
Financing cash flows from finance leases	(5,868)	(5,492)
Cash paid for amounts included in the measurement of lease liabilities	$(453,361)	$(204,479)

Weighted average lease term – finance leases	3 years and 2 months	4 years and 1 months
Weighted average remaining lease term – operating leases	19 years and 11 months	4 years and 4 months

Discount rate – finance leases	6.60%	6.61%
Discount rate – operating leases	7.70%	4.64%

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases as of September 30, 2023 is as follows:

Amount
Remainder of 2023	$2,457
2024	9,829
2025	9,829
2026	6,195
2027	1,707
30,017
Imputed interest	(3,080)
Total finance lease liability	$26,937
Disclosed as:
Current portion	$8,289
Non-Current portion	18,648
Lease liability	$26,937

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Leases (continued)

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2023	$249,333
2024	754,857
2025	775,615
2026	796,945
2027	818,861
16,200,042
Total undiscounted minimum future lease payments	19,595,653
Imputed interest	(10,223,673)
Total operating lease liability	$9,371,980

Disclosed as:
Current portion	$32,753
Non-Current portion	9,339,227
Lease liability	$9,371,980

Lessor Property

Prior to the disposal of the Company’s wholly owned subsidiary CCH on June 30, 2023, the company owned a property located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017. The property was leased to the purchasers of the business of the Canadian Rehab Clinic, initially for a period of 5 years, which was renewed for an additional 5 years, with a further two 5 year renewal periods available to the lessee.

The Lease was considered in terms of ASC 842, Leases and determined to be an operating lease as the criteria for the lease to be a sales-type lease or a direct financing lease were not met, including the possibility of the lessee exercising the option to purchase the property being considered as remote.

The Company derived rental income of CDN$243,288 ($180,522) for the six months ended June 30, 2023, the date of disposal of CCH and the property, see Note 4 above.

8.  Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity Date	Principal	Interest	September 30, 2023	December 31, 2022
Leonite Capital, LLC	12.0%	On Demand	$—	$—	$—	$184,749
Leonite Fund I, LP	Variable	On Demand	—	—	—	720,830

Auctus Fund, LLC	0.0%	On Demand	70,000	—	70,000	80,000

Labrys Fund, LP	12.0%	On Demand	—	—	—	8,826

Ed Blasiak	6.5%	On Demand	—	—	—	63,322

Joshua Bauman	11.0%	October 21, 2022	—	—	—	169,710
	10.0%	August 9, 2023	150,000	2,131	152,131	—

Series N convertible notes	6.0%	On Demand	3,229,000	957,078	4,186,078	4,041,813

			$3,449,000	$959,209	$4,408,209	$5,269,250

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

On March 1, 2023, the Company entered into a forbearance agreement with Leonite whereby the parties agreed to extend the maturity date of the note to June 8, 2023, the Company will continue to pay interest on the note, until repaid. On August 4, 2023, the Company settled all outstanding liabilities owing to Leonite Capital and Leonite fund I, L.P. for gross proceeds of $1,449,000.

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

On March 1, 2023, the Company entered into a forbearance agreement with Leonite whereby the parties agreed to extend the maturity date of the note to June 8, 2023, the Company will continue to pay interest on the note, until repaid. On August 4, 2023, the Company settled all outstanding liabilities owing to Leonite Capital and Leonite fund I, L.P. for gross proceeds of $1,449,000.

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

During March 2022, the Company paid $20,000 of principal on the convertible note, thereby reducing the principal outstanding to $80,000. The note matured May 7, 2020, Auctus Fund LLC has not declared a default and we are in discussion with the lender on settling the note.

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

The note had matured and was in default, Ed Blasiak has not declared a default under the note. On August 4, 2023, the Company settled the senior secured convertible promissory note owing to Ed Blasiak for proceeds of $65,450.

Joshua Bauman

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

The note had matured and was in default, Mr. Bauman has not declared a default under the note. On August 4, 2023, the Company settled the senior secured convertible promissory note owing to Mr. Bauman for proceeds of $179,474.

On August 9, 2023, the Company issued a convertible promissory note to Bauman, in the aggregate principal amount of $150,000. The note bears interest at 10.0% per annum and matures on August 9, 2024. The note is convertible into shares of common stock at a conversion price at the option of the holder at $0.001 per share, adjusted for anti-dilution provisions. The note is convertible into common stock at the option of the holder after the expiration of six months from the issuance date, in addition, should the note reach its maturity date, August 9, 2024, the note will automatically convert into shares of common stock at the conversion price, subject to anti-dilution provisions.

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

The Note had a maturity date of April 1, 2022. On August 4, 2023, the Company settled all outstanding liabilities owing to Leonite Capital and Leonite fund I, L.P. for gross proceeds of $1,449,000.

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

The Note had a maturity date of June 17, 2022. On August 4, 2023, the Company settled all outstanding liabilities owing to Leonite Capital and Leonite fund I, L.P. for gross proceeds of $1,449,000.

Mirage Realty, LLC

 On March 15, 2023, the Company, entered into a senior secured Promissory Note in the aggregate principal amount of $250,000 for net proceeds of $223,500 after an original issue discount and fees of $26,500. The note earns interest at 10% per annum and matures on July 15, 2023

On August 4, 2023, the Company settled the senior secured promissory note owing to Mirage Realty for gross proceeds of $260,548.

LXR Biotech

On April 12, 2019, the Company, entered into a secured Promissory Note in the aggregate principal amount of CDN$133,130. The Note had a maturity date of April 11, 2020 and bears interest at the rate of six percent per annum from the date on which the Note was issued.

This note has not been repaid, is in default and remains outstanding. The balance outstanding at September 30, 2023 was $124,886 (CDN$168,845).

10.  Mortgage loans

Mortgage loans is disclosed as follows:

Interest rate		Maturity date	Principal Outstanding	Accrued interest	September 30, 2023	December 31, 2022

Cranberry Cove Holdings, Ltd.
Pace Mortgage	4.2%		$—	$—	$—	$3,504,605
Disclosed as follows:
Short-term portion					$—	$3,504,605

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

On September 21, 2022, ARIA received partial forgiveness of the government assistance loan of $104,368, the balance of the loan plus accrued interest is due and payable. On December 30, 2022, the Company sold ARIA to its Chairman and CEO and agreed to assume the repayment of the government assistance loan. As of September 30, 2023, the balance outstanding, including interest thereon was $39,207.

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

The Company made weekly cash payments of $6,458 totaling $310,000 on the September 26, 2022 funding, thereby settling the receivables funding.

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

The Company made weekly cash payments of $6,354 totaling $241,458 on the December 13, 2022 funding. On September 15, 2023, the Company repaid the remaining principal outstanding of $63,542 out of the proceeds received from the September 15, 2023 receivables funding with Itria.

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

The Company made weekly cash payments of $2,970 totaling $86,130 on the February 14, 2023 funding. on September 15, 2023, the Company repaid the remaining principal outstanding of $32,670 out of the proceeds received from the September 15, 2023 receivables funding with Itria.

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

The Company made weekly cash payments of $4,950 totaling $79,200 on the June 2, 2023 funding. The balance outstanding at September 30, 2023 was $118,800, less unamortized discount of $30,687.

September 15, 2022 Funding

On September 15, 2023, the Company, through its 75% held subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Itria Ventures LLC (“Itria”), whereby $320,000 of the Receivables of Evernia were sold to Itria, for gross proceeds of $250,000. The Company also incurred fees of $3,000, resulting in net proceeds of $247,500. The Company is obliged to pay $6,666.67 per week until the amount of $320,000 is paid in full. The guarantor of the funding is a minority shareholder in ATHI.

The Company made weekly cash payments of $6,667 totaling $13,333 on the September 15, 2022 funding. The balance outstanding at September 30, 2023 was $306,667, less unamortized discount of $70,076.

13.  Third Party loans

On April 12, 2019, Eileen Greene, a related party, assigned CDN$1,000,000 of the amount owed by the Company to her, to a third party. The loan bears interest at 12% per annum which the Company agreed to pay. This loan was assumed by the Company on the disposal of CCH to Leonite Capital as disclosed in note 4 above.

During April and May 2023, the Company made ad-hoc repayments of CDN$25,000 (approximately $25,970) on the third party loan. Between August 9 and August 10, 2023, the Company made principal repayment of CDN$450,000 ($335,290) As of September 30, 2023 the balance of principal and interest outstanding on third party loans was CDN$336,320 ($248,757).

14. Related party payables

	September 30,	December 31,
	2023	2022
Due to related parties
Shawn E. Leon	$124,445	$411,611
Leon Developments Ltd.	1,092,701	850,657
Eileen Greene	1,452,862	1,451,610
Total related party payables	$2,670,008	$2,713,878

Shawn E. Leon

As of September 30, 2023 and December 31, 2022, the Company had a payable to Shawn Leon of $124,445 and $411,611, respectively. Mr. Leon is a director and CEO of the Company. The balances payable are non-interest bearing and have no fixed repayment terms.

On December 30, 2022, the Company sold its wholly-owned subsidiaries, Greenestone Muskoka and ARIA, to Mr. Leon for gross proceeds of $0. The Company realized a gain on disposal of $628,567 which was recorded as an increase in Additional Paid in Capital due to the related party nature of the transaction.

Due to the current financial position of the Group, Mr. Leon forfeited the management fees due to him for the nine months ended September 30, 2023 and the year ended December 31, 2022.

Leon Developments, Ltd.

Leon Developments is owned by Shawn Leon, the Company’s CEO and director. As of September 30, 2023 and December 31, 2022, the Company owed Leon Developments, Ltd., $1,092,701 and $850,607, respectively.

The Company paid Leon Developments a management fee of CDN$250,000 (approximately $185,503) and $0 for the nine months ended September 30, 2023 and 2022, respectively.

On June 30, 2023, the Company assumed the liability owing to Leon developments of CDN$1,974,012 (approximately $1,490,946) from its subsidiary, CCH, immediately prior to the disposal of CCH to a related party, Leonite Capital LLC.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Related party transactions (continued)

Eileen Greene

As of September 30, 2023 and December 31, 2022, the Company owed Eileen Greene, the spouse of our CEO, Shawn Leon, $1,452,862 and $1,451,610, respectively. The amount owed to Ms. Greene is non-interest bearing and has no fixed repayment terms.

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

On August 4, 2023, the company repaid Leonite Capital $1,449,000 consisting of repayments of short-term convertible notes of $995,257, promissory notes of $420,069, additional penalty on settlement of $5,236 and a personal loan by Leonite to Shawn Leon of $28,438, which repayment reduced the related party payable to Shawn Leon, as disclosed above.

As disclosed in note 8 above, the Company owed Leonite Capital and Leonite Funds I, LP, an entity under common control with Leonite Capital, short-term convertible notes, including principal and interest thereon of $0 and $905,579 as of September 30, 2023 and December 31, 2022, respectively.

In addition, as disclosed in note 9 above, the Company owed Leonite capital, secured promissory notes, including principal, monitoring fees and interest thereon totaling $0 and $340,281 as of September 30, 2023 and December 31, 2022, respectively.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

15.  Stockholder’s deficit

a.	Common shares

Authorized and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The company has issued 3,729,053,805 shares of common stock at September 30, 2023 and December 31, 2022.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.  Stockholder’s deficit (continued)

b.	Series A Preferred shares

Authorized, issued and outstanding

The Company has authorized 10,000,000 Series A preferred shares with a par value of $0.01 per share. The Company has issued and outstanding 4,000,000 Series A Preferred shares at September 30, 2023 and December 31, 2022.

c.	Series B preferred shares

Authorized and outstanding

The Company has authorized 400,000 Series B preferred shares with a par value of $1.00 per share. The company has issued and outstanding 0 and 400,000 Series B Preferred shares at September 30, 2023 and December 31, 2022, respectively.

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

Our board of directors adopted the Greenstone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have no issued options at September 30, 2023 under the Plan.

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

Warrant exchange agreement

On June 28, 2023 the Company entered into a Warrant Exchange Agreement with Leonite that exchanged a Warrant outstanding to Leonite originally issued on June 12, 2020 for a new Warrant dated June 30, 2023. The substantial changes to the warrant affect the number of shares in the warrant, the exercise price and the term. The original warrant provided for Leonite to have a continuing right to purchase a 20% share of the outstanding common shares until it expired on June 12, 2025 which was originally set at 326,286,847 shares. The new warrant is exercisable for 745,810,761 shares, 20% of the current number of common shares outstanding, with no allowance for adjustment, except normal adjustments due to splits or consolidations, until the new expiry date of June 30, 2027. The exercise price in the original warrant was $0.10, with allowance for adjustments, which when applied resulted in an exercise price of $0.0004 per share. The exercise price on the new warrant is $0.001 and is only adjustable if the Company issues any shares at a price less than the exercise price during the warrant period except for any issuance of shares to the Company’s president or related parties on any debt outstanding to those parties as of June 30, 2023, and limited to a conversion price of $0.0005 per share. The Warrant Exchange agreement was conditional on Leonite receiving a full payment of all of its outstanding loans originally set as by July 20, 223. This date was extended and all of the notes were repaid on August 4, 2023. Leonite held several notes at June 30, 2023, some of which were convertible into shares at variable rates, see notes 9 and 10 above. The total amount repaid to settle all of the outstanding liabilities was $1,449,000.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.  Stockholder’s deficit (continued)

The replacement warrants were valued effective June 30, 2023, the effective date of issuance of the warrants, as the difference between the fair value of the original warrant exercisable for 326,286,847 shares of common stock and the fair value of the replacement four-year warrant exercisable for 745,810,861 shares of common stock at an exercise price of $0.001 per share.

The warrants were valued using a Black-Scholes valuation model. The following assumptions were used in the valuation model:

Nine months ended September 30, 2023
Exercise price	$0.001
Risk free interest rate	4.31 to 4.87%
Expected life of options	2 to 4 years
Expected volatility of underlying stock	205.5 to 243.0%
Expected dividend rate	0%

A summary of the Company’s warrant activity during the period from January 1, 2022 to September 30, 2023 is as follows:

 Schedule of warrants outstanding

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding as of January 1, 2022	623,777,506	$0.000675 to $0.12	$0.0052875
Granted	—	—	—
Forfeited/cancelled	(20,925,000)	$0.12	0.12
Exercised	—	—	—
Outstanding as of December 31, 2022	602,852,506	$0.000675 to $0.00205	$0.001306
Granted	745,810,761	$0.001	0.001
Forfeited/cancelled	(326,286,847)	$0.000675	0.000675
Exercised	—	—	—
Outstanding as of September 30, 2023	1,022,376,420	$0.001 to $0.00205	$0.0012840

The following table summarizes information about warrants outstanding at September 30, 2023:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.001	745,810,761	3.75		745,810,761
$0.002050	276,565,659	2.27		276,565,659
	1,022,376,420	3.35	$0.001284	1,022,376,420	$0.001284

All of the warrants outstanding at September 30, 2023 are vested. The warrants outstanding at September 30, 2023 have an intrinsic value of $0.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.  Segment information

The Company had two reportable operating segments:

a.	Rental income from the property owned by CCH subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price. In terms of an exchange agreement entered into with Leonite Capital effective June 30, 2023, the property owning subsidiary CCH was exchanged for the Series B preferred shares issued to Leonite Capital. Refer note 4 above.

b.	Rehabilitation Services provided to customers, these services were provided to customers at our Evernia, Addiction Recovery Institute of America and Seastone of Delray operations.

The segment operating results of the reportable segments is disclosed as follows:

	Nine months ended September 30, 2023
	Rental Operations	In-Patient services	Total

Revenue	$180,522	$4,039,382	$4,219,904
Operating expenses	245,528	3,833,676	4,079,204

Operating (loss) income	(65,006)	205,706	140,700

Other (expense) income
Forgiveness of intercompany loan	3,481,332	(3,481,332)	—
Other income	—	449	449
Penalty on convertible notes	—	(34,688)	(34,688)
Extension fee on property purchase	—	(130,000)	(130,000)
Gain on disposal of property	—	2,484,172	2,484,172
Loss on debt extinguishment	—	(277,175)	(277,175)
Interest expense	(95,464)	(286,984)	(382,448)
Amortization of debt discount	—	(238,304)	(238,304)
Foreign exchange movements	(81,033)	(3,115)	(84,148)
Net income (loss) before taxes	3,239,829	(1,761,271)	1,478,558
Taxes	—	221,107	221,107
Net income (loss)	$3,239,829	$(1,540,164)	$1,699,665

The operating assets and liabilities of the reportable segments is as follows:

	September 30, 2023
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$(43,611)	$5,287,622	$5,244,011
Assets
Current assets	—	794,521	794,521
Non-current assets	—	11,213,407	11,213,407
Liabilities
Current liabilities	—	(7,713,189)	(7,713,189)
Non-current liabilities	—	(9,801,769)	(9,801,769)
Net liability position	$—	$(5,507,030)	$(5,507,030)

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.  Net income per common share

For the three months ended September 30, 2023, the computation of basic and diluted earnings per share is calculated as follows:

		Number of	Per share
	Amount	shares	amount

Basic earnings per share
Net income per share available for common stockholders	$2,076,479	3,729,053,805	$0.00

Effect of dilutive securities
Convertible debt	50,964	202,325,970

Diluted earnings per share
Net income per share available for common stockholders	$2,127,443	3,931,379,775	$0.00

For the three months ended September 30, 2022, the computation of basic and diluted earnings per share is calculated as follows:

		Number of	Per share
	Amount	shares	amount

Basic earnings per share
Net income per share available for common stockholders	$458,713	3,729,053,805	$0.00

Effect of dilutive securities
Convertible debt	163,565	547,490,575

Diluted earnings per share
Net income per share available for common stockholders	$622,278	4,276,544,380	$0.00

For the nine months ended September 30, 2023, the computation of basic and diluted earnings per share is calculated as follows:

		Number of	Per share
	Amount	shares	amount

Basic earnings per share
Net income per share available for common stockholders	$1,524,534	3,729,053,805	$0.00

Effect of dilutive securities
Convertible debt	146,395	202,325,970

Diluted earnings per share
Net income per share available for common stockholders	$1,670,929	3,931,379,775	$0.00

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.   Net income per common share (continued)

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.  Subsequent events

On November 15, 2023, the Company, entered into a senior secured Promissory Note in the aggregate principal amount of $250,000 for net proceeds of $223,500 after an original issue discount and fees of $26,500. The note earns interest at 10% per annum and matures on March 15, 2024.

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

Plan of Operation

During the next twelve months, the Company plans to continue to grow the Evernia business organically or through acquisitions, should any opportunities present themselves. On August 4, 2023, we completed both the purchase of the property in which the Evernia operates for gross proceeds of $5,500,000 and the subsequent sale of the property to Pontus Net Lease Advisors, LLC for gross proceeds of $8,500,000. Net proceeds on the two transactions after the payment of convertible and short-term notes and fees and expenses related to the transactions above was $571,784. The proceeds were used to repay certain indebtedness and to provide some working capital to organically grow the operations. We are still pursuing a Regulation A financing to further reduce debt and allow us to pursue future acquisitions.

Results of operations for the three months ended September 30, 2023 and 2022.

Revenues

Revenues were $1,353,899 and $1,424,943 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $71,044 or 5.0%. The revenue from in-patient services related to Evernia was S1,353,899 and $1,316,425 for the three months ended September 30, 2023 and 2022, respectively. The increase is attributable to the increase in the number of patients at the facility and increasing our in-network provider status to a second insurance provider.

The revenue from rental properties was $0 and $108,518 for the three months ended September 30, 2023 and 2022. The subsidiary owning the rental property, CCH was sold on June 30, 2023.

Operating Expenses

Operating expenses were $1,320,371 and $1,169,961 for the three months ended September 30, 2023 and 2022, respectively, an increase of $150,410 or 12.9%. The increase is primarily due to the following:

●	Professional fees were $171,659 and $19,131 for the three months ended September 30, 2023 and 2022, respectively, an increase of $152,528 or 797.3%. The increase is primarily due to the level of corporate activity as the company prepares for a regulation A filing and an increase in outside contractors used to operate the business during the current year.

●	Salaries and wages were $651,537 and $580,432 for the three months ended September 30, 2023 and 2022, respectively, an increase of $71,105 or 12.3%. the increase is primarily due to the increase in headcount to service the increase in our patient headcount and the growth of the facility over the prior year and is directly correlated to the increase in revenue.

●	Depreciation and amortization was $110,185 and $136,608 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $26,423 or 19.3%. The decrease is primarily due to the depreciation associated with the assets of CCH which was disposed of in the prior quarter.

●	Rent expense was $107,707 and $114,717 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $7,010 or 6.1%. This is primarily due to a credit of $102,723 related to a rental accrual made on the cancellation of the previous property lease, offset by an increase in rental expense of $74,300 in terms of the new lease agreement entered into, in addition additional property was leased on a short term basis as the patient base expands.

●	General and administrative expenses was $249,283, and $289,073 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $39,970. The decrease consists of numerous individually insignificant expense items.

Operating income

Operating income was $33,528 and $254,982 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $221,454 or 86.9%. The decrease is due to the decrease in revenues and the increase in operating expenses as discussed in detail above.

Other income

Other income was $110 and $(1,045) for the three months ended September 30, 2023 and 2022, respectively. The amounts are immaterial.

Forgiveness of government assistance loan

Forgiveness of federal assistance loan was $0 and $104,368 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $104,368. The Company received partial forgiveness of the Government assistance loan in the prior year.

Gain on disposal of property

Gain on disposal of property was $2,484,172 and $0 for the three months ended September 30, 2023 and 2022, respectively, an increase of $2,484,172 or 100.0%. The Company exercised its option to acquire the property located at 950 Evernia Street, West Palm Beach, Florida, in which its treatment center operations, and subsequently disposed of the property to a third party, realizing a gross profit of $2,484,172, after transaction costs.

Loss on debt extinguishment

Loss on debt extinguishment was $277,175 and $0 for the three months ended September 30, 2023 and 2022, respectively, an increase of $277,175 or 100.0%. The loss on debt extinguishment is related primarily to replacement warrants issued to Leonite Capital as part of the settlement reached with Leonite, whereby all indebtedness to Leonite.

Interest expense

Interest expense was $81,371 and $163,651 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $82,280 or 50.3%. The decrease is primarily due to the disposal of CCH to Leonite on June 30, 2023, which included the disposal of the mortgage loan associated with the property, in addition, the Company settled principal of $1,124,442 of convertible notes on August 4, 2023, resulting in a reduced interest charge for the current quarter.

Amortization of debt discount

Amortization of debt discount was $73,857 and 87,704 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $13,847 or 15.8%. The decrease is primarily due to the overall decrease in receivables funding over the prior year.

Derivative liability movement

 The derivative liability movement was $0 and $45,156 for the three months ended September 30, 2023 and 2022, respectively. The derivative liability movement represents the mark to market movements of variably priced convertible notes and warrants issued during the prior comparative period. The derivative liability was eliminated in the prior year as the underlying liabilities no longer qualified for derivative liability treatment under ASU2020-06.

Foreign exchange movements

Foreign exchange movements were $6,598 and $404,538 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $397,940 or 98.4%. The foreign exchange movement consists of realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars. In the prior year, the Company had subsidiaries denominated in Canadian Dollars, most of the prior year movement consisted of mark-to market movements on intercompany balances, these Canadian denominated subsidiaries were disposed of in December 2022 and June 30, 2022, thereby reducing the Company’s exposure to fluctuations in the Canadian dollar exchange rate.

Net income before income taxes

Net income before income taxes was $2,092,005 and $556,734 for the three months ended September 30, 2023 and 2022, respectively, an increase of $1,535,271 or 275.8%. The increase is primarily due to the gain on disposal of property realized in the current year, offset by a reduction in operating income and the loss on debt extinguishment, discussed in detail above.

Income Taxes

Income taxes credit was $15,532 and $(44,652) for the three months ended September 30, 2023 and 2022, a decrease of $60,184 or 134.8%. The Company has sufficient net operating losses to offset any taxable income during the current period, the current income tax credit related to a deferred tax credit on intangible assets.

Net income

Net income was $2,107,537 and $512,082 for the three months ended September 30, 2023 and 2022, respectively, an increase of $1,595,455 or 311.6%, primarily due to the increase in net income before taxation and the movement in income taxes, discussed above.

For the nine months ended September 30, 2023 and September 30, 2022.

Revenues

Revenues were $4,219,904 and $3,586,290 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $633,614 or 17.7%. The revenue from in-patient services related to Evernia was S4,034,607 and $3,289,727 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $744,880 or 22.6%. The increase is attributable to the increase in the number of beds available at the facility and increasing our in-network provider status to a second insurance provider.

The revenue from rental properties was $180,522 and $296,533 for the nine months ended September 30, 2023 and 2022, a decrease of $116,011 or 39.1%. The company sold CCH on June 30, 2023, its rental property owning subsidiary.

Operating Expenses

Operating expenses were $4,079,204 and $3,204,606 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $874,598 or 27.3%. The increase is primarily due to the following:

●	Management fees was $273,003 and $90,000 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $183,003 or 203.3%. The increase is due to management fees paid to Leon developments from CCH prior to the disposal of CCH to a third party on September 30, 2023. This is a once off management fee.

●	Professional fees were $460,773 and $180,867 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $279,906 or 154.8%. The increase is primarily due to the level of corporate activity for fund raising and the disposal of the CCH operation and contractor fees related to the increase of the number of patients treated at the facility.

●	Salaries and wages were $1,873,280 and $1,456,099 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $417,181 or 28.7%. the increase is primarily due to the increase in patients and the growth of the facility over the prior year and is directly correlated to the increase in revenue.

●	The remaining decrease in operating expenses of $5,492 consists of several individually immaterial expenses.

Operating income

The operating income was $140,700 and $381,684 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $240,984 or 63.1%. The decrease is due to the increase in operating expenses, offset by the increase in revenue as discussed in detail above.

Other income

Other income was $449 and $10,018 for the nine months ended September 30, 2023 and 2022, respectively. The amounts are immaterial.

Penalty on convertible debt

The penalty on convertible notes was $34,688 and $0 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $34,688 or 100%. The penalty on convertible note was agreed upon with one of our lenders whose note was in default and was subsequently settled after June 30, 2023.

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

Gain on disposal of property

Gain on disposal of property was $2,484,172 and $0 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $2,484,172 or 100.0%. The Company exercised its option to acquire the property located at 950 Evernia Street, West Palm Beach, Florida, in which its treatment center operations, and subsequently disposed of the property to a third party, realizing a gross profit of $2,484,172, after transaction costs.

Loss on debt extinguishment

Loss on debt extinguishment was $277,175 and $0 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $277,175 or 100.0%. The loss on debt extinguishment is related primarily to replacement warrants issued to Leonite Capital as part of the settlement reached with Leonite, whereby all indebtedness to Leonite.

Interest expense

Interest expense was $382,448 and $367,177 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $15,271 or 4.2%. The increase is primarily due to monitoring fees incurred on two short term notes which are currently in default and default interest incurred on those borrowings, offset by a decrease in mortgage interest due to the disposal of CCH, our property owning subsidiary on June 30, 2023.

Amortization of debt discount

 Amortization of debt discount was $238,304 and $551,738 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $313,434 or 56.8%. The decrease is primarily due to the full amortization of debt discount on convertible notes in the prior periods, these convertible notes are expected to be settled in the short term out of proceeds of the simultaneous property acquisition and disposal. The current period amortization is primarily the amortization of discount on receivables funding.

Derivative liability movement

The derivative liability movement was $0 and $175,593 for the nine months ended September 30, 2023 and 2022, respectively. The derivative liability movement represents the mark to market movements of variably priced convertible notes and warrants issued during the prior comparative period. The derivative liability was eliminated in the prior year as the underlying liabilities no longer qualified for derivative liability treatment under ASU2020-06.

Foreign exchange movements

Foreign exchange movements were $(84,148) and $502,350 for the nine months ended September 30, 2023 and 2022, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars. In the prior year, the Company had subsidiaries denominated in Canadian Dollars, most of the prior year movement consisted of mark-to market movements on intercompany balances, these Canadian denominated subsidiaries were disposed of in December 2022 and June 30, 2022, thereby reducing the Company’s exposure to fluctuations in the Canadian dollar exchange rate.

Net income before income taxes

Net income before income taxes was $1,478,558 and $255,098 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $1,223,460 or 479.6%. The increase is primarily due to the gain on sale of property, offset by the loss on debt extinguishment, the extension fee paid on the property purchase and the foreign exchange movements, all discussed in detail above.

Income taxes

 Income taxes was a Tax credit was $221,107 and taxation charge was $(87,615) for the nine months ended September 30, 2023 and 2022, an increase in credit of $308,722 or 352.4%. The increase is due to the completion of tax returns for our operating subsidiaries during the current quarter, which resulted in the reversal of previously provided for income taxes, primarily related to accelerated depreciation allowances on property and equipment.

Net inc0me

Net income was $1,699,665 and $167,483 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $1,532,182 or 914.8%. The increase is primarily due to the increase in net income before taxation offset by the taxation credit, as discussed above.

Commitments and contingencies

The company has commitments under operating and finance leases as follows:

The amount of future minimum lease payments under finance leases as of September 30, 2023 is as follows:

Amount
Remainder of 2023	$2,457
2024	9,829
2025	9,829
2026	6,195
2027	1,707
Total finance lease liability	$30,017

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2023	$249,333
2024	754,857
2025	775,615
2026	796,945
2027	818,861
16,200,042
Total operating lease liability	$19,595,653

The company also has commitments under convertible loans and short term loans. If the convertible loans, as disclosed in note 11, above are not converted they will need to be repaid.

Liquidity and Capital Resources

We have prepared our unaudited condensed consolidated financial statements in accordance with US GAAP applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations in the normal course of business. At September 30, 2023 we had a working capital deficiency of $6.9 million, and total liabilities in excess of assets in the amount of $5.5 million. We believe that current available resources will not be sufficient to fund our planned expenditures over the next 12 months. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about our ability to continue as a going concern for one year from the date of issuance of these condensed interim consolidated financial statements.

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

Cash (used in) generated from operating activities was $(575,790) and $1,019,112 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $1,594,902. The increase is primarily due to the following:

●	An increase in net income of $1,532,183, discussed under operations above.

●	Offset by an increase in the movement of non-cash items of $(2,248,019), primarily due to the gain on sale of property of $2,484,172 and the movement in the amortization of debt discount of $(325,702), offset by the movement in loss on debt extinguishment of $277,175and the prior period derivative liability movement of $175,593.

●	The movement in working capital increased by $(879,066), primarily due to the increase in movement in accounts receivable of $(143,864) and an increase in the movement in accounts payable and accrued liabilities of $(321,881) and an increase in the movement of taxation payable of $(391,445).

Cash provided by investing activities was $2,475,437 and cash used in investing activities was $335,103 for the nine months ended September 30, 2023 and 2022, respectively. The Company exercised its option to acquire 950 Evernia Street, where it conducts its treatment facility for net proceeds of $5,209,276, net of deposits previously paid and subsequently sold the property for net proceeds of $8,093,448, after fees and expenses related to the disposal. The Company paid a deposit of $374,000 for the new property lease entered into with the purchaser of the property.

Cash used in financing activities was $(2,099,675) and cash provided by investing activities was $393,185 for the nine months ended September 30, 2023 and 2022, respectively. In the current period the Company repaid convertible notes of $1,124,442, repaid promissory notes of $568,325, third party loans of $361,260 and net repayment of receivables funding of $267,771, primarily out of the net proceeds of the property disposal, offset by proceeds received on convertible notes of $150,000, proceeds from promissory notes of $223,500.

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

We have prepared our unaudited condensed consolidated financial statements in accordance with US GAAP applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations in the normal course of business. At September 30, 2023 we had a working capital deficiency of $6.9 million, and total liabilities in excess of assets in the amount of $5.5 million. We believe that current available resources will not be sufficient to fund our planned expenditures over the next 12 months. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about our ability to continue as a going concern for one year from the date of issuance of these condensed interim consolidated financial statements.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 20, 2023

By:/s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	November 20, 2023
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ John O’Bireck	Director	November 20, 2023
John O’Bireck

/s/ Gerald T. Miller	Director	November 20, 2023

