Form 10-K
period 2023-12-31
ETHEMA HEALTH Corp
filed 2024-05-07
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to _________

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D.1(b).  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023, based on a closing share price of $0.0006 was approximately $2,073,714.

As of May 6, 2024, the registrant had 3,729,053,805 shares of its common stock, par value $0.01 per share, outstanding.

ETHEMA HEALTH CORPORATION

YEAR ENDED DECEMBER 31, 2023

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

On February 14, 2017, the Company completed a series of transactions (referred to collectively as the “Restructuring Transactions”), including a Share Purchase Agreement (the “SPA”) whereby the Company acquired 100% of the stock of Cranberry Cove Holdings Ltd. (“CCH”) from Leon Developments Ltd. (“Leon Developments”), a company wholly owned by Shawn E. Leon, who is the President, CEO, and CFO of the Company, for an assignment to Leon Developments of CDN$659,918 owing to the Company and the issuance of 60,000,000 shares of the Company’s common stock valued at $2,184,000. CCH held the real estate on which the Company’s GreeneStone Muskoka operated. The Company entered into an Asset Purchase Agreement (the “APA”) whereby the assets of GreeneStone Muskoka were sold by GreeneStone Muskoka, to Canadian Addiction Residential Treatment LP (the “Purchaser” or “CART”), for a total consideration of CDN$10,000,000. The company also entered into a lease agreement whereby the Company leased the real estate to Cart for an initial 5 year period with three 5 year renewal options.

On February 14, 2017, immediately after closing on the sale of the assets of GreeneStone Muskoka, the Company closed on the acquisition of the business and real estate assets of Seastone Delray pursuant to certain real estate and asset purchase agreements through its wholly owned subsidiary, Addiction Recovery Institute of America, LLC (“ARIA”). The purchase price for the ARIA assets was US$6,070,000.

On April 4, 2017 the Company changed its Corporate name from Greenestone Healthcare Corporation to Ethema Health Corporation.

On November 2, 2017, the Company entered into an Agreement to purchase certain buildings in West Palm Beach, Florida, totaling approximately 80,000 square feet, on which the Company planned to operate a substance abuse treatment center. The purchase price of the Property was $20,530,000. The Company made a series of nonrefundable down payments totaling $2,940,546 in 2017 and 2018. On May 23, 2018, the Company converted the agreement to purchase the buildings from the Landlord into a real property lease agreement with a purchase option. The lease was for an initial 10 years and provided for two additional 10 year extensions. In June 2018, the Company moved its ARIA operations into the West Palm Beach properties and in September 2018 received a license to operate in-patient detoxification and residential treatment services. On December 20,2019, the Company entered into an agreement with the landlord to terminate the lease agreement on January 31, 2020.

On April 2, 2019, the Company disposed of the real estate assets in ARIA located at 801 Andrews Avenue, Delray Beach for gross proceeds of $3,500,000, and on October 10, 2019, the Company transferred the remaining real estate asset located at 810 Andrews Avenue, Delray Beach, Florida to Leonite Capital, LLC, for net proceeds of $1,398,510, which proceeds were offset against the convertible loan owing to Leonite.

On June 30, 2020, the Company entered into an agreement (“the Stock Purchase Agreement”), whereby the Company agreed to acquire 51% of American Treatment Holdings, Inc. (“ATHI”) from The Q Global Trust (“Seller”) and Lawrence B Hawkins (“Hawkins”), which owned 100% of Evernia Health Services LLC. (“Evernia”), which operates drug rehabilitation facilities. The consideration for the acquisition was a loan to be provided by the Company to Evernia in the amount of $500,000. The Company has an option to acquire an additional 24% of ATHI for 100,000,000 shares of common stock and $50,000, on the condition that a probationary license was approved by the Florida Department of Family and Child Services, which was received on June 30,2021, upon which the Company exercised its option to acquire the additional 24% of ATHI, resulting in a 75% ownership of ATHI.

On December 30, 2022, the company entered into two agreements whereby it sold two non-operating subsidiaries, Greenstone Muskoka and ARIA to the Company Chairman and CEO for gross proceeds of $0, after Greenstone Muskoka forgave its intercompany receivable owing from the Company of $6,690,381 and the Company forgave its intercompany balance owing from ARIA of $9,605,315.

On June 30, 2023, the Company entered into an exchange agreement with Leonite Capital, LLC, whereby it exchanged 400,000 Series B shares with a value of $400,000 plus accrued dividends thereon of $61,184 for its entire shareholding in its property owning subsidiary, CCH. The Series B shares were cancelled upon consummation of the transaction.

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

Employees

As of December 31, 2023, Ethema had 65 employees.

Marketing

The addiction treatment business in the USA operates as an insured healthcare service. Our marketing efforts are long-term processes of establishing relationships with relevant professionals and our treatment staff. We use industry specific conferences and functions to network with these professionals.

Through Evernia, the Company has an in-network relationship with several health care providers and the majority of the Company’s clients are sourced from these health care providers.

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

The last reported sale price of our common stock on the OTC Pink on May 6, 2024 was $0.0003 per share. As of May 6, 2024, there were approximately 157 holders of record of our common stock.

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

Equity Compensation Plan Information

See Item 11 - Executive Compensation for equity compensation plan information.

Recent Sales of Unregistered Securities

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the year ended December 31, 2023 in transactions that were none registered under the Securities Act.

On June 28, 2023 the Company entered into a Warrant Exchange Agreement with a previous lender that exchanged a Warrant outstanding to the previous lender originally issued on June 12, 2020 for a new Warrant dated June 30, 2023. The substantial changes to the warrant affect the number of shares in the warrant, the exercise price and the term. The original warrant provided for the previous lender to have a continuing right to purchase a 20% share of the outstanding common shares until it expired on June 12, 2025 which was originally set at 326,286,847 shares. The new warrant is exercisable for 745,810,761 shares, 20% of the number of common shares outstanding on June 28, 2023, with no allowance for adjustment, except normal adjustments due to splits or consolidations, until the new expiry date of June 30, 2027. The exercise price in the original warrant was $0.10, with allowance for adjustments, which when applied resulted in an exercise price of $0.0004 per share. The exercise price on the new warrant is $0.001 and is only adjustable if the Company issues any shares at a price less than the exercise price during the warrant period except for any issuance of shares to the Company’s president or related parties on any debt outstanding to those parties as of June 30, 2023, and limited to a conversion price of $0.0005 per share.

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

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended December 31, 2023.

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

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the company’s consolidated financial statements and accompanying notes to the consolidated financial statements for the year ended December 31, 2023.

Results of operations for the year ended December 31, 2023 and the year ended December 31, 2022.

Revenue

Revenue was $5,344,976 and $4,820,747 for the years ended December 31, 2023 and 2022, respectively, an increase of $524,229 or 10.9%.

Revenue from patient treatment was $5,159,680 and 4,411,546 for the years ended December 31, 2023 and 2022, respectively, an increase of $748,134 or 17.0%. The increase is due to the increase in the number of in-network patients at the facility due to the approval of the facility by a number of health care plans over the current year.

Revenue from rental income was $185,296 and $377,351 for the years ended December 31, 2023 and 2022, respectively, a decrease of $192,055 or 50.4%. The Company disposed of its real property owning subsidiary, Cranberry Cove Holdings, to a related party , Leonite Capital, LLC on June 30, 2023, revenue was only recognized for the first half of the current fiscal year.

Operating Expenses

Operating expenses was $5,886,896 and $4,331,630 for the years ended December 31, 2023 and 2022, respectively, an increase of $1,555,266 or 35.9%. The increase in operating expenses is attributable to:

·	General and administrative expenses was $1,041,501 and $805,372 for the years ended December 31, 2023 and 2022, respectively, an increase of $236,129 or 29.3%. The increase is primarily attributable to due to an increase in insurance costs of $85,701, due to the general hardening of the insurance market in South Florida, an increase in capital raising costs of $40,470 for funds spent on exploring capital raising opportunities, and the balance of $117,959 consisting of increase in numerous individually insignificant costs, related to the increase in the number of patients passing through the facility during the current period.

·	Rent expense was $614,793 and $427,482 for the years ended December 31, 2023 and 2022 an increase of $187,311 or 43.8%. The increase is primarily due to an increase in rental which arose on the acquisition of the building from our landlord and the immediate disposal of the building to a third party on August 4, 2023, resulting in the cancellation of the old lease which expired in January 2027 and entering into a new 20 year lease expiring in August 2043, at an increased current rental of $33,161 per month as adjusted for rental smoothing over the term of the lease on both the cancelled old lease and the new 20 year lease, see gain on disposal of property below.
5

•	Management fees were $368,003 and $132,500 for the years ended December 31, 2023 and 2022, respectively, an increase of $235,503 or 177.7%. Management fees included a once off charge of $185,503 related to a fee charged by Leon Developments to Cranberry Cove prior to its disposal to a related party Leonite Capital on June 30, 2023. In addition, the Company paid management fees of $182,500 to the minority shareholder of ATHI during the year.

•	Professional fees were $707,413 and $463,678 for the years ended December 31, 2023 and 2022, respectively, an increase of $243,735 or 52.6%. The increase is primarily due to the increase in professional fees related to the acquisition and immediate disposal of the real property in which the treatment facility operates on August 4, 2023, see gain on disposal of property, below, and an increase in contractor fees related to the increase in the number of patients treated at the facility during the current year, which resulted in increased revenues.

•	Salaries and wages was $2,656,267 and $1,962,479 for the years ended December 31, 2023 and 2022, respectively, an increase of $693,788 or 35.4%. The increase is due to the increase in headcount to service the increase in the number of patients treated at the facility during the current year.

•	Depreciation expense was $498,919 and $540,119 for the years ended December 31, 2023 and 2022, respectively, a decrease of $41,200 or 7.6%. The decrease is primarily due to the disposal of Cranberry Cove Holdings to Leonite Capital, a related party, on June 30, 2023. Cranberry Cove assets included buildings and leasehold improvements which were being depreciated prior to disposal.

Operating (loss) profit

The operating (loss) profit was $(541,920) and $489,117 for the years ended December 31, 2023 and 2022, respectively, an increase in loss of $1,031,037 or 210.8%. The increase in loss is due to the increase in operating expenses of $1,555,266, discussed in detail above, including once off management fees of $245,503, increased professional fees and capital raising fees which are not expected to incur in future periods, offset by the increase in revenue of $524,229, discussed in detail above.

Other income

Other income was $0 and $15,760 for the years ended December 31, 2023 and 2022, respectively. In 2022 other income consisted of a financial inducement granted to the Company by the previous landlord.

Forgiveness of government relief loan

Forgiveness of government relief loan was $0 and $104,368 for the years ended December 31, 2023 and 2022, respectively, a decrease of $104,368 or 100.0%. The Company received partial forgiveness of the Government assistance loan in the prior year.

Gain on disposal of property

Gain on disposal of property was $2,484,172 and $0 for the year ended December 31, 2023 and 2022, respectively, an increase of $2,484,172 or 100.0%. The Company exercised its option to acquire the property located at 950 Evernia Street, West Palm Beach, Florida, in which its treatment center operations, and subsequently disposed of the property to a third party, realizing a profit on disposal of $2,484,172, after transaction costs.

Loss on debt extinguishment

Loss on debt extinguishment was $277,175 and $0 for the years ended December 31, 2023 and 2022, respectively, an increase of $277,175 or 100.0%. The loss on debt extinguishment is related primarily to replacement warrants issued to Leonite Capital as part of the debt settlement reached with Leonite.

Extension fee on property purchase

The extension fee on the property purchase was $140,000 and $0 for the years ended December 31, 2023 and 2022, respectively, an increase of $140,000 or 100%. The extension fee was levied by the landlord of our West Palm Beach facility to afford us additional time to structure the acquisition of the facility, which we in turn disposed of to a third party lender.

Penalty on convertible debt

The penalty on convertible notes was $34,688 and $60,075 for the years ended December 31, 2023 and 2022, respectively, an increase of $25,387 or 42.3%. The penalty on convertible note was agreed upon with one of our lenders whose note was in default and was subsequently settled after June 30, 2023.

Interest income

Interest income was $676 and $78 for the years ended December 31, 2023 and 2022 respectively. Interest income is immaterial.

Interest expense

Interest expense was $500,226 and $588,477 for the years ended December 31, 2023 and 2022, respectively, a decrease of $88,251 or 15.0%, primarily due to the decrease in mortgage interest due to the disposal of CCH, our property owning subsidiary on June 30, 2023, and a decrease in interest expense on convertible notes and promissory notes settled during the current period.

Debt discount

Debt discount was $281,354 and $624,683 for the years ended December 31, 2023 and 2022, respectively, a decrease of $343,329 or 54.6%. The decrease is primarily due to the full amortization of debt discount on convertible notes in the prior year. The current year amortization consists of the amortization of discount on receivables funding.

Foreign exchange movements

Foreign exchange movements were $(95,032) and $1,071,320 for the years ended December 31, 2023 and 2022, respectively, Foreign exchange movements represents the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market unrealized gains and losses on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars. In the prior year, the foreign exchange movements included the realization of significant translation differences on foreign subsidiaries sold and in the current year we disposed of Cranberry Cove Holdings, our last foreign subsidiary denominated in Canadian Dollars, to a related party.

Net income before taxation

Net income before taxation was $614,453 and $407,408 for the years ended December 31, 2023 and 2022, respectively, an increase of $207,045 or 50.8%. The increase is primarily due to the gain on sale of property, and the decrease in debt discount and interest expense, offset by the increase in the operating loss, the loss on debt extinguishment, the extension fee paid on the property purchase and the foreign exchange movements, all discussed in detail above.

Taxation

Taxation was $391,962 and $(112,220) for the years ended December 31, 2023 and 2022, respectively an increase of $504,182 or 449.3%. The increase is due to the completion of tax returns for our operating subsidiaries during the current year, which resulted in the reversal of previously provided for income taxes, primarily related to accelerated depreciation allowances on property and equipment and the reversal of the deferred tax liability related to intangible assets. The 2022 charge relates to the profitable Evernia operations, which has been subsequently reversed in the 2023 year.

Net income

Net income was $1,006,415 and $295,188 for the years ended December 31, 2023 and 2022, respectively, an increase of $711,227 or 240.9%. The increase is due to the increase in income before taxation and the reversal of prior period taxation charges and deferred tax balances, discussed above.

Liquidity and Capital Resources

Cash used in operating activities was $(0.5) million and cash generated by operating activities was $1.6 million for the years ended December 31, 2023 and 2022, respectively a decrease of $2.1 million or 129.6%. The decrease is primarily due to the following:

•	The increase in net income of $0.7 million, as discussed above;

•	The decrease in non-cash movements of $(2.7) million, primarily due to the gain on disposal of property of $(2.5) million, as discussed above;

•	The increase in working capital of $(0.1) million, primarily due to an increase in the movement of accounts receivable of $0.3 million, a decrease in the movement in accounts payable and accrued liabilities of $(0.1) million, and a decrease in the movement of taxes payable of $0.4 million due to the reversal of prior year tax provisions.

Cash provided by investing activities was $2.5 million and cash used in investing activities was $0.7 million for the years ended December 31, 2023 and 2022, respectively. The Company exercised its option to acquire 950 Evernia Street, where it conducts its treatment facility for net proceeds of $5.2 million, net of $0.4 million of deposits previously paid. Upon acquisition, we immediately sold the property for net proceeds of $8.1 million, after fees and expenses related to the disposal. During the current year, we paid a lease deposit of $374,000 for the real property lease entered into immediately upon disposal of the real property. In the prior year we invested $0.4 million in deposits for the purchase of the Evernia Street property and a further $0.3 million in property and equipment for the treatment center.

Cash used in financing activities was $(2.1) million and cash provided by investing activities was $0.3 million for the years ended December 31, 2023 and 2022, respectively. In the current year, the Company used a portion of the proceeds from investing activities for the net repayment of convertible notes of $(1.0) million, the net repayment of promissory notes of $(0.1) million and the payment of third party loans of $0.3 million.. The Company also repaid net receivables funding of $0.4 million, mortgage loans of $0.1 million and related party loans of $0.2 million during the current year. In the prior year, we repaid net promissory notes of $0.1 million, mortgage loans of $0.1 million, and third party loans of $0.1 million, funded by net receivables funding of $$.4 million and related party loans of $0.3 million.

Over the next twelve months we estimate that the company will require approximately $4.8 million in funding to repay its obligations if these obligations are not converted to equity. We will need funding for working capital as we continue to seek opportunities for addiction treatment in the US markets. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as high.

Going Concern

Our consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations in the normal course of business. At December 31, 2023, we had a working capital deficiency of $7.9 million, and total liabilities in excess of assets in the amount of $6.2 million. We believe that current available resources will not be sufficient to fund our planned expenditures over the next 12 months. Accordingly, we will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement our business plan and generate sufficient revenue in excess of costs. If we raise additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If we raise additional funds by issuing debt, we may be subject to limitations on its operations, through debt covenants or other restrictions. If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that we will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on our financial condition. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Critical accounting policies

Revenue recognition

We recognize revenue in terms of ASC 606 which requires us to exercise more judgment and recognize revenue using a five-step process as described under our accounting policies in note 2 to the consolidated financial statements.

We derive substantially all of our revenue from payors that receive discounts from established billing rates. The various managed care contracts under which these discounts must be calculated are complex, subject to interpretation and adjustment, and may include multiple reimbursement mechanisms for different types of services provided in the Company’s inpatient facilities and cost settlement provisions. Management estimates the transaction price on a payor-specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management.

Settlements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements.

Allowance for Doubtful Accounts, Contractual and Other Discounts

In conjunction with Revenue recognition, we recognize revenue based on historical collections received from healthcare providers, recognizing only a percentage of revenues actually billed. Effectively recognizing revenue net of any expected billing differentials. Based on our collection experience, the percentage of revenue recognized is adjusted on a periodic basis, thereby taking into account expected credit losses in the revenue recognition process. The revenue we recognize is already net of expected credit losses.

Leases

We account for leases in terms of ASC 842. In terms of ASC 842, the Company assesses whether any asset based leases entered into for periods longer than twelve months meet the definition of financial leases or operation leases, by evaluating the terms of the lease, including the following; the duration of the lease; the implied interest rate in the lease; the cash flows of the lease; and whether the Company intends to retain ownership of the asset at the end of the lease term.

Leases which imply that we will not acquire the asset at the end of the lease term are classified as operating leases, our right to use the asset is reflected as a non-current right of use asset with a corresponding operational lease liability raised at the date of lease inception. The right of use asset and the operational lease liability are amortized over the right of use period using the effective interest rate implied in the operating lease agreement.

Long Lived Assets

The Company evaluates the carrying value of its long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value will be charged to earnings.

Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals, and, if appropriate, current estimated net sales proceeds from pending offers.

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Our estimates are based on our historical experience, information received from third parties and on various other factors that we believe are reasonable under the circumstances, that results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimated under different assumption or conditions. Significant accounting policies are fundamental to understanding our financial condition and results as they require the use of estimates and assumptions which affect the financial statements and accompanying notes. See Note 2 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further information.

The Critical accounting policies that involved significant estimation include the following:

Revenue recognition

Management constantly monitors the level of billings and collections on those billings and makes an estimation of the percentage of billings that will ultimately be recorded as revenue. The various managed care contracts under which these discounts must be calculated are complex, subject to interpretation and adjustment, and may include multiple reimbursement mechanisms for different types of services provided in the Company’s inpatient facilities and cost settlement provisions. Management estimates the transaction price on a payor-specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from the Company’s estimates.

Since we already make adjustments for expected collections we are constantly taking into account any expected credit losses.

Leases

On August 4, 2023, we entered into an acquisition and immediate disposal transaction with two unrelated third parties for the building which we currently operate our West Palm Beach treatment facility, see note 5 to the consolidated financial statements.

Simultaneously with the acquisition and disposal, on August 4, 2023, we entered into a long term lease for 950 Evernia Street, West Palm Beach, Florida with an initial term of twenty years, and two ten year extension options. The lease is absolutely net and the lease cost for the initial year is $748,000 paid monthly. The lease increases at a rate of 2.75% per year for a total term lease obligation of $19,595,653 over the initial twenty-year term. Due to the initial lease term of twenty years, we are not certain that the extension periods will be exercised at this point in time and accordingly, these have been excluded from the present value of the minimum future lease payments.

To determine the present value of minimum future lease payments for operating leases at August 4, 2023, we were required to estimate a rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment (the "incremental borrowing rate" or "IBR"). Wey determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the Fannie Mae, in excess of $3,000,000 rate based on an 80% value to loan ratio, averaging the 15 and 30 year indicative rates, resulting in a rate of 7.70%. We determined that 7.70% per annum was an appropriate incremental borrowing rate to apply to its real-estate operating lease.

The present value of the future minimum lease payments was valued at $9,333,953 on August 4, 2023.

Long-lived assets

We have significant long-lived assets, including property and equipment, intangible assets, right-of-use assets and deposits. The Company evaluates the carrying value of its long-lived assets for impairment by comparing managements estimates of undiscounted future cash flows of the assets to the net book value of the assets when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. This requires significant estimation of future revenue streams, based on management’s understanding of the business which may not be accurate and may require re-estimation at a future date. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value will be charged to earnings.

Fair value is based upon discounted cash flows of the assets at a rate deemed by management to be reasonable for the type of asset and prevailing market conditions, appraisals, and, if appropriate, current estimated net sales proceeds from pending offers.

Item 8. Financial Statements and Supplementary Data.

ETHEMA HEALTH CORPORATION

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US$ unless otherwise indicated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ethema Health Corporation and Subsidiaries

West Palm Beach, FL 33401

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ethema Health Corporation and Subsidiaries (collectively, the “Company”) as of December 31, 2023, the related consolidated statement of operations, stockholders’ deficit and cash flows for each of the year ended December 31, 2023, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit and has stated that substantial doubt exists about Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.

We determined that there are no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2023.

New York, NY

May 7, 2024

New York, NY Washington DC Mumbai & Pune, India Boca Raton, FL

San Francisco, CA Las Vegas, NV Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ethema Health Corporation

West Palm Beach, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ethema Health Corporation (the Company) at December 31, 2022, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows for each of the year ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has accumulated deficit of approximately $43.5 million and negative working capital of approximately $12.7 million at December 31, 2022, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting for Embedded Conversion Features on Convertible Notes – Refer to Notes 9 and 14 to the Financial Statements

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

/s/ Daszkal Bolton LLP

Boca Raton, Florida

March 31, 2023

We served as the Company’s auditor from 2018 to March 2023.

ETHEMA HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS

Current assets
Cash	$68,573	$140,757
Accounts receivable, net	313,338	337,074
Prepaid expenses	18,159	44,718
Other current assets	3,030	20,347
Total current assets	403,100	542,896
Non-current assets
Property and equipment	508,401	2,974,395
Intangible assets, net	894,952	1,252,932
Right of use assets	9,323,723	1,393,071
Deposits paid	389,000	400,000
Total non-current assets	11,116,076	6,020,398
Total assets	$11,519,176	$6,563,294

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$352,101	$170,934
Taxes payable	—	248,644
Convertible notes, net of discounts	4,419,927	5,269,250
Short-term notes	680,672	460,534
Mortgage loans	—	3,504,605
Receivables funding	211,961	416,731
Government assistance loans	14,962	14,818
Operating lease liability	38,563	287,017
Finance lease liability	8,426	7,891
Accrued dividends	—	194,829
Related party payables	2,572,292	2,713,878
Total current liabilities	8,298,904	13,289,131
Non-current liabilities
Government assistance loans	20,520	79,555
Deferred taxation	—	217,451
Third party loans	—	578,335
Operating lease liability	9,383,557	1,206,413
Finance lease liability	16,475	24,952
Total non-current liabilities	9,420,552	2,106,706
Total liabilities	17,719,456	15,395,837

Preferred stock - Series B; $1.00 par value 10,000,000 authorized, 0 and 400,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	—	400,000

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 10,000,000 authorized, 4,000,000 shares issued and outstanding as of December 31, 2023 and 2022.	40,000	40,000
Common stock - $0.01 par value, 10,000,000,000 shares authorized; 3,729,053,805 shares issued and outstanding as of December 31, 2023 and December 31, 2022.	37,290,539	37,290,539
Additional paid-in capital	26,187,925	23,419,917
Discount for shares issued below par value	(27,363,367)	(27,363,367)
Accumulated other comprehensive loss	—	(5,065)
Accumulated deficit	(42,355,377)	(43,484,751)
Stockholders’ deficit attributable to Ethema Health Corporation stockholders’	(6,200,280)	(10,102,727)
Non-controlling interest	—	870,184
Total stockholders’ deficit	(6,200,280)	(9,232,543)
Total liabilities and stockholders’ deficit	$11,519,176	$6,563,294

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

	Year ended December 31, 2023	Year ended December 31, 2022

Revenues	$5,344,976	$4,820,747

Operating expenses
General and administrative	1,041,501	805,372
Rent expense	614,793	427,482
Management fees	368,003	132,500
Professional fees	707,413	463,678
Salaries and wages	2,656,267	1,962,479
Depreciation expense	498,919	540,119
Total operating expenses	5,886,896	4,331,630

Operating (loss) profit	(541,920)	489,117

Other (expense) income
Other income	—	15,760
Forgiveness of government relief loan	—	104,368
Gain on sale of property	2,484,172	—
Loss on debt extinguishment	(277,175)	—
Extension fee on property purchase	(140,000)	—
Penalty on notes and convertible notes	(34,688)	(60,075)
Interest income	676	78
Interest expense	(500,226)	(588,477)
Debt discount	(281,354)	(624,683)
Foreign exchange movements	(95,032)	1,071,320
Net income before taxation	614,453	407,408
Taxation	391,962	(112,220)
Net income	1,006,415	295,188
Net loss (income) attributable to non-controlling interest	170,184	(47,308)
Net income attributable to Ethema Health Corporation Stockholders’	1,176,599	247,880
Preferred stock dividend	(47,225)	(97,782)
Net income available to common shareholders of Ethema Health Corporation	1,129,374	150,098
Accumulated other comprehensive loss
Foreign currency translation adjustment	—	(821,597)

Total comprehensive income (loss)	$1,129,374	$(671,499)

Basic income per common share	$0.00	$0.00
Diluted income per common share	$0.00	$0.00
Weighted average common shares outstanding – Basic	3,729,053,805	3,704,807,230
Weighted average common shares outstanding – Diluted	3,903,671,684	4,276,363,181

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred		Common		Additional Paid	Discount	Comprehensive	Accumulated	Non- controlling shareholders
	Shares	Amount	Shares	Amount	in Capital	to par value	Income	Deficit	Interest	Total
Balance as of December 31, 2021	4,000,000	40,000	3,579,053,805	35,790,539	22,791,350	(26,013,367)	816,532	(44,103,311)	822,876	(9,855,381)
Adjustments to prior period on adoption of ASU 2020-06	—	—	—	—	—	—	—	468,462	—	468,462
Conversion of convertible notes	—	—	150,000,000	1,500,000	—	(1,350,000)	—	—	—	150,000
Transactions with related parties	—	—	—	—	628,567	—	—	—	—	628,567
Foreign currency translation	—	—	—	—	—	—	(821,597)	—	—	(821,597)
Net income	—	—	—	—	—		—	247,880	47,308	295,188
Dividends accrued	—	—	—	—	—	—	—	(97,782)	—	(97,782)
Balance as of December 31, 2022	4,000,000	$40,000	3,729,053,805	$37,290,539	$23,419,917	$(27,363,367)	$(5,065)	$(43,484,751)	$870,184	$(9,232,543)
Disposal of subsidiary to related party	—	—	—	—	2,034,885	—	—	—	(700,000)	1,334,885
Deemed extinguishment of debt by related party	—	—	—	—	461,184	—	—	—	—	461,184
Fair value of warrants issued on debt extinguishment	—	—	—	—	271,939	—	—	—	—	271,939
Foreign currency translation	—	—	—	—	—	—	5,065	—	—	5,065
Net income	—	—	—	—	—	—	—	1,176,599	(170,184)	1,006,415
Dividends accrued	—	—	—	—	—	—	—	(47,225)	—	(47,225)
Balance as of December 31, 2023	4,000,000	$40,000	3,729,053,805	$37,290,539	$26,187,925	$(27,363,367)	—	(42,355,377)	—	(6,200,280)

 The accompanying notes are an integral part of the consolidated financial statement

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2023	Year ended December 31, 2022
Operating activities
Net income	$1,006,415	$295,188
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	498,919	540,119
Amortization of debt discount	281,354	624,683
Gain on disposal of property	(2,484,172)	—
Loss on debt extinguishment	277,175	—
Forgiveness of federal relief loan	—	(104,368)
Penalty on promissory notes	34,688	60,075
Amortization of right of use asset	177,220	260,745
Deferred taxation movement	(217,451)	(55,606)
Changes in operating assets and liabilities
Accounts receivable	78,037	(215,364)
Prepaid expenses	26,562	(14,996)
Other current assets	5,513	(3,113)
Accounts payable and accrued liabilities	201,978	305,785
Operating lease liabilities	(179,184)	(241,083)
Taxes payable	(237,211)	125,014
Net cash (used in) provided by operating activities	(530,157)	1,577,079

Investing activities
Acquisition of real property, net of $400,000 deposit paid	(5,209,276)	—
Proceeds on disposal of real property	8,093,448	—
Purchase of property and equipment	(40,602)	(315,822)
Proceeds on sale of subsidiary, net of cash of $1,421	—	(1,421)
Proceeds from deposits	—	4,984
Investment in deposits	(389,000)	(400,000)
Net cash provided by (used in) investing activities	2,454,570	(712,259)

Financing activities
Repayment of mortgage	(58,320)	(117,073)
Proceeds from convertible notes	150,000	—
Repayment of convertible notes	(1,153,666)	—
Proceeds from promissory notes	447,000	160,000
Repayment of promissory notes	(568,325)	(289,044)
Proceeds from receivables funding	580,646	682,500
Repayment of receivables funding	(994,483)	(330,312)
Repayment of government assistance loans	(14,579)	(2,970)
Repayment of third party loans	(283,746)	(76,856)
Repayment of finance leases	(7,943)	(7,437)
(Repayment) proceeds of related party notes	(174,012)	284,906
Net cash (used in ) provided by financing activities	(2,077,428)	303,714

Effect of exchange rate on cash	80,831	(1,076,599)

Net change in cash	(72,184)	91,935
Beginning cash balance	140,757	48,822
Ending cash balance	$68,573	$140,757

Supplemental cash flow information
Cash paid for interest	$425,117	$234,240
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Fair value of warrant issued on debt extinguishment	$271,939	$—
Disposal of subsidiary to related party	$1,334,885	$—
Deemed extinguishment of debt by related party	$461,184	$—
Conversion of convertible notes	$—	$150,000

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of business

Since 2010, the Company has operated addiction treatment centers. Initially the Company operated an addiction treatment center in Ontario Canada under its Greenestone Muskoka clinic, which was sold on February 14, 2017. Simultaneously with this sale the Company purchased buildings and operated an addiction treatment center in Delray Beach Florida under its Addiction recovery Institute of America subsidiary with a license obtained in December 2016, initially though owned properties in Delray Beach and subsequently though leased properties in West Palm Beach, Florida. Since June 30, 2020, the Company has been actively involved in the management of a treatment center operated by Evernia in West Palm Beach Florida. On July 1, 2021, the Company closed on the acquisition of 75% of ATHI, which owns 100% of Evernia, once the probationary approval of a license was obtained from the Department of Children and Family Services of Florida. Evernia is currently the only active treatment center operated by the Company.

The Company sold its real estate on which its Greenstone Muskoka clinic operated during the current year, see note 4 below.

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

Certain of the Company’s previous subsidiaries functional currency was the Canadian dollar, while the Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into US dollars in accordance with ASC 830, “Foreign Currency Translation” as follows:

●	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.

●	Certain non-monetary assets and liabilities and equity at historical rates.

●	Revenue and expense items and cash flows at the average rate of exchange prevailing during the year.

Adjustments arising from such translations were deferred until realization and were included as a separate component of stockholders’ deficit as a component of accumulated other comprehensive income or loss. Therefore, translation adjustments were not included in determining net income (loss) but reported as other comprehensive income (loss).

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the year.

The relevant translation rates are as follows: For the year ended December 31, 2023, a closing rate of CDN$1 equals US$0.7561 and an average exchange rate of CDN$1 equals US$0.7409, for the year ended December 31, 2022, a closing rate of CDN$1.0000 equals US$0.7383 and an average exchange rate of CDN$1.0000 equals US$0.7686.

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

d) Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with several financial institution in the USA and Canada. There were no cash equivalents at December 31, 2023 and 2022.

The Company primarily places cash balances in the USA with high-credit quality financial institutions located in the United States which are insured by the Federal Deposit Insurance Corporation up to a limit of $250,000 per institution.

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

g) Leases

The Company accounts for leases in terms of ASC 842. In terms of ASC 842, the Company assesses whether any asset based leases entered into for periods longer than twelve months meet the definition of financial leases or operation leases, by evaluating the terms of the lease, including the following; the duration of the lease; the implied interest rate in the lease; the cash flows of the lease; and whether the Company intends to retain ownership of the asset at the end of the lease term.

Leases which imply that the Company will retain ownership at the end of the lease term are classified as financial leases, are included in property and equipment with a corresponding financial liability raised at the date of lease inception. Interest incurred on financial leases are expensed using the effective interest rate method.

Leases which imply that the Company will not acquire the asset at the end of the lease term are classified as operating leases, the Company’s right to use the asset is reflected as a non-current right of use asset with a corresponding operational lease liability raised at the date of lease inception. The right of use asset and the operational lease liability are amortized over the right of use period using the effective interest rate implied in the operating lease agreement.

h) Property and equipment

Property and equipment is recorded at cost. Depreciation is calculated on the straight line basis over the estimated life of the asset.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued)

i) Long Lived Assets

The Company evaluates the carrying value of its long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value will be charged to earnings.

Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals, and, if appropriate, current estimated net sales proceeds from pending offers.

j) Intangible assets

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

k)  Leases

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

l) Derivatives

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

m) Financial instruments

The Company initially measures its financial assets and liabilities at fair value, except for certain non-arm’s length transactions. The Company subsequently measures all its financial assets and financial liabilities at amortized cost.

Financial assets measured at amortized cost include cash and accounts receivable.

Financial liabilities measured at amortized cost include bank indebtedness, accounts payable and accrued liabilities, withholding taxes payable, convertible notes payable, loans payable and related party notes.

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

The Company measures its convertible debt and any derivative liabilities associated therewith at fair value. These liabilities are revalued periodically and the resultant gain or loss is realized through the consolidated Statement of Operations and Comprehensive Loss.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued)

n)  Related parties

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

o)  Revenue recognition

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

The Company derives a significant portion of its revenue from payors that receive discounts from established billing rates. The various managed care contracts under which these discounts must be calculated are complex, subject to interpretation and adjustment, and may include multiple reimbursement mechanisms for different types of services provided in the Company’s inpatient facilities and cost settlement provisions. Management estimates the transaction price on a payor-specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management.

Settlements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s receivables were $313,338 and $337,074 at December 31, 2023 and December 31, 2022, respectively. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount.

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

p) Income taxes

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

q) Net income per Share

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

r) Stock based compensation

Stock based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2023 and 2022 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with performance conditions and no awards dependent on market conditions.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued)

s) Financial instruments Risks

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, December 31, 2023 and 2022.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of approximately $7.9 million, and an accumulated deficit of approximately $42.4 million. The Company is dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from that of the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its convertible debt, short term loans, third party loans and government assistance loans as of December 31, 2023. In the opinion of management, interest rate risk is assessed as moderate.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company has limited exposure to assets and liabilities denominated in foreign currencies. The Company has not entered into any hedging agreements to mitigate this risk. In the opinion of management, currency risk is assessed as low, material and remains unchanged from that of the prior year.

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

t)  Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued additional updates during the year ended December 31, 2023. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s consolidated financial statements upon adoption.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Going concern

The Company’s consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. At December 31, 2023, the Company has a working capital deficiency of $7.4 million, and total liabilities in excess of assets in the amount of $6.2 million . Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan and generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Disposal of subsidiaries

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

The cancellation of the Series B shares, which were owned by Leonite Capital, a related party, was deemed to be an extinguishment of debt by a related party and recorded as a credit to additional paid in capital of $461,184.

 ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.	Disposal of subsidiaries (continued)

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

The Company paid gross proceeds of $1,449,000 to Leonite Capital and Leonite Fund I, LP in settlement of all amounts outstanding to both entities, disclosed in notes 9 and 10 below. In addition, $65,450 was paid to Ed Blasiak to settle the convertible promissory note disclosed in note 9 below, $179,474 was paid to Joshua Bauman to settle the convertible promissory note disclosed in note 9 below, and $260,548 was paid to Mirage Realty, LLC to settle the senior secured promissory note, disclosed in note 10 below.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.	Property and equipment (continued)

Acquisition and simultaneous disposition of property (Continued)

The details of the property purchase and subsequent sale are as follows:

Amount
Purchase of 950 Evernia Street property
Purchase price	$5,500,000
Fees and expenses related to property purchase	109,276
Total acquisition cost	5,609,276

Proceeds on sale	8,500,000
Fees and expenses related to disposal of the property	(406,552)
Net proceeds on disposal of property	8,093,448

Gain on sale of property	$2,484,172

Property and equipment consists of the following:

	December 31, 2023			December 31, 2022
	Cost	Accumulated depreciation	Net book value	Net book value
Land	$—	$—	$—	$158,742
Property	—	—	—	2,310,448
Leasehold improvements	459,439	(88,131)	371,308	373,320
Furniture and fittings	152,234	(47,519)	104,715	92,941
Vehicles	55,949	(29,060)	26,889	38,079
Computer equipment	7,525	(2,036)	5,489	865
	$675,147	$(166,746)	$508,401	$2,974,395

Depreciation expense for the year ended December 31, 2023 and 2022 was $140,939 and $182,139, respectively.

6.  Intangibles

Intangible assets consist of the Company’s estimate of the fair value of intangibles acquired with the acquisition of ATHI. The Company allocated the excess over the tangible assets acquired, less the liabilities assumed to the contract provided to the Company by a health care service provider.

Intangible assets consist of the following:

	December 31, 2023			December 31, 2022
	Cost	Accumulated amortization	Net book value	Net book value
Health care Provider license	$1,789,903	$(894,951)	$894,952	$125,293

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

The Company recorded $357,981 in amortization expense for finite-lived assets for the years ended December 31, 2023 and 2022.

Estimated future amortization expense is as follows:

Amount
2024	$357,981
2025	357,981
2026	178,990
Total estimated amortization expense	$894,952

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As described in note 5 above, on October 3, 2022 the Company entered into a purchase and sale agreement with Evernia Station Limited Partnership for the purchase of 950 Evernia Street, West Palm Beach, Florida, the property in which it operates its treatment center, for gross proceeds of $5,500,000. On August 3, 2023, after 6 addendums to the agreement, the Company closed on the acquisition of the property. This resulted in the termination of the lease with Evernia station, resulting in the reversal of the remaining right-of-use asset of $1,226,080 and the associated operating lease liability of $1,328,803, which liability included $102,723 of accrued rental, which was offset against the rental expense.

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

The present value of the future minimum lease payments was valued at $9,333,953 on August 4, 2023.

Right of use assets are included in the consolidated balance sheet are as follows:

	December 31, 2023	December 31, 2022
Non-current assets
Right-of-use assets – finance leases, net of depreciation, included in Property and equipment	$24,901	$38,079
Right-of-use assets - operating leases, net of amortization	$9,323,723	$1,393,071

Lease costs consists of the following:

	Year ended December 31,
	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$11,190	$11,190
Interest expense on finance lease liabilities	1,938	2,443
	13,128	13,633

Operating lease cost	$598,336	$400,207
Lease cost	$611,464	$413,840

Other lease information:

	Year ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(1,938)	$(2,443)
Operating cash flows from operating leases	(600,299)	(380,545)
Financing cash flows from finance leases	(7,891)	(7,437)
Cash paid for amounts included in the measurement of lease liabilities	$(610,127)	$(390,425)

Weighted average lease term – finance leases	2 years and ten months	3 years and ten months
Weighted average remaining lease term – operating leases	19 years and 8 months	4 years and 1 months

Discount rate – finance leases	6.60%	6.60%
Discount rate – operating leases	7.7%	4.64%

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.	Leases (continued)

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases as of December 31, 2023 is as follows:

Amount
2024	$9,829
2025	9,829
2026	6,195
2027	1,707
27,560
Imputed interest	(2,659)
Total finance lease liability	$24,901
Disclosed as:
Current portion	$8,426
Non-Current portion	16,475
Lease liability	$24,901

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount

2023	$754,857
2024	775,615
2025	796,945
2026	818,861
2027 and thereafter	16,200,042
Total undiscounted minimum future lease payments	19,346,320
Imputed interest	(9,924,200)
Total operating lease liability	$9,422,120

Disclosed as:
Current portion	$38,563
Non-Current portion	9,383,557
Lease liability	$9,422,120

8. Taxes Payable

Taxes payable consist of:

	December 31, 2023	December 31, 2022

HST/GST payable	—	74,134
Income tax payable	—	174,510
	$—	$248,644

On June 30, 2023, the Company entered into an exchange agreement with Leonite Capital, LLC, whereby it exchanged the 400,000 Series B shares with a value of $400,000 plus accrued dividends thereon of $61,184 for its entire shareholding in its property owning subsidiary, Cranberry Cove Holdings. The HST/GST payable was settled prior to disposal.

The income tax provision raised in previous years was reversed in the current year upon filing the tax returns with no taxation payable.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.  Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity Date	Principal	Interest	December 31, 2023	December 31, 2022
Leonite Capital, LLC	12.0%	On Demand	$—	$—	$—	$184,749

Leonite Fund I, LP	Variable	March 1, 2023	—	—	—	720,830

Auctus Fund, LLC	0.0%	On Demand	70,000	—	70,000	80,000

Labrys Fund, LP	12.0%	On Demand	—	—	—	8,826

Ed Blasiak	6.5%	On Demand	—	—	—	63,322

Joshua Bauman	11.0%	October 21, 2022	—	—	—	169,710
	10.0%	August 9, 2024	120,776	990	121,766	—

Series N convertible notes	6.0%	On Demand	3,229,000	999,161	4,228,161	4,041,813

			$3,419,776	$1,000,151	$4,419,927	$5,269,250

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

On March 1, 2023, the Company entered into a forbearance agreement with Leonite whereby the parties agreed to extend the maturity date of the note to June 8, 2023, the Company will continue to pay interest on the note, until repaid. On August 4, 2023, the Company settled all outstanding liabilities owing to Leonite Capital and Leonite Fund I, LP, for gross proceeds of $1,449,000.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The note had matured and was in technical default which had not been formally declared by Ed Blasiak. On August 4, 2023, the Company settled the senior secured convertible promissory note owing to Ed Blasiak for proceeds of $65,450.

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

The note had matured and was in technical default which had not been formally declared by Mr. Bauman. On August 4, 2023, the Company settled the senior secured convertible promissory note owing to Mr. Bauman for proceeds of $179,474.

On August 9, 2023, the Company issued a convertible promissory note to Mr. Bauman, in the aggregate principal amount of $150,000. The note bears interest at 10.0% per annum and matures on August 9, 2024. The note is convertible into shares of common stock at a conversion price at the option of the holder at $0.001 per share, adjusted for anti-dilution provisions. The note is convertible into common stock at the option of the holder after the expiration of six months from the issuance date, in addition, should the note reach its maturity date, August 9, 2024, the note will automatically convert into shares of common stock at the conversion price, subject to anti-dilution provisions.

During November 2023 and December 2023, the company repaid $29,224 and $4,597 in principal and interest, respectively.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. Short-term Notes

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

On November 15, 2023, the Company, entered into a senior secured promissory note in the aggregate principal amount of $250,000 for net proceeds of $223,500 after an original issue discount and fees of $26,500. The note earns interest at 10% per annum and originally matured on March 15, 2024. The maturity date was extended to April 15, 2024, with no change to the terms of the note or any additional consideration paid to the noteholder.

LXR Biotech

On April 12, 2019, the Company, entered into a secured promissory note in the aggregate principal amount of CDN$133,130. The Note had a maturity date of April 11, 2020 and bears interest at the rate of six percent per annum from the date on which the Note was issued.

This note has not been repaid, is in default and remains outstanding. The balance outstanding at December 31, 2023 was $129,184 (CDN$170,859).

Third Party Note

On April 12, 2019, Eileen Greene, a related party, assigned CDN$1,000,000 of the amount owed by the Company to her, to a third party. The loan bears interest at 12% per annum which the Company agreed to pay. This loan was assumed by the Company on the disposal of CCH to Leonite Capital as disclosed in note 4 above.

During April and May 2023, the Company made interest repayments of CDN$35,000 (approximately $25,970) on the third party loan. Between August 9 and August 10, 2023, the Company made principal repayments of CDN$345,890 ($257,775) and interest repayments of CDN$104,110 (approximately $77,515). As of December 31, 2023 the balance of principal and interest outstanding on third party loans was CDN$416,709 (approximately $315,068).

11.  Mortgage loans

Mortgage loans is disclosed as follows:

	Interest rate	Maturity date	Principal Outstanding	Accrued interest	December 31, 2023	December 31, 2022
Cranberry Cove Holdings, Ltd.
Pace Mortgage	4.2%	July 19, 2022	$—	$—	$—	$3,504,605
Disclosed as follows:
Short-term portion					$—	$3,504,605

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Government assistance loans

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

On September 21, 2022, ARIA received partial forgiveness of the government assistance loan of $104,368, the balance of the loan plus accrued interest is due and payable. On December 30, 2022, the Company sold ARIA to its Chairman and CEO and agreed to assume the repayment of the government assistance loan. As of December 31, 2023, the balance outstanding, including interest thereon was $35,482.

13. Receivables funding

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

The Company made weekly cash payments of $6,458 totaling $310,000 by August 29, 2023, thereby settling the receivables funding.

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

The Company made weekly cash payments of $6,354 totaling $241,458 by September 12, 2023. On September 15, 2023, the Company repaid the remaining principal outstanding of $63,542 out of the proceeds received from the September 15, 2023 receivables funding with Itria.

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

The Company made weekly cash payments of $2,750 totaling $49,500 by May 30, 2023. On June 2, 2023 the Company entered into another receivables funding agreement with Bizfund, whereby Bizfund forgave $8,250 of the premium due on the January 19, 2023 funding and transferred the remaining principal balance of $74,250 to the June 2, 2023 funding. The unamortized balance of the debt discount of $12,616 was expensed on June 2, 2023, thereby extinguishing the receivables funding.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.  Receivables funding (continued)

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

The Company made weekly cash payments of $2,970 totaling $86,130 by September 6, 2023. On September 15, 2023, the Company repaid the remaining principal outstanding of $32,670 out of the proceeds received from the September 15, 2023 receivables funding with Itria.

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

The Company made weekly cash payments of $4,950 totaling $138,600 by December 19, 2023. The balance outstanding at December 31, 2023 was $59,400, less unamortized discount of $16,072.

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

The Company made weekly cash payments of $6,667 totaling $100,000 by December 29, 2023. The balance outstanding at December 31, 2023 was $220.000, less unamortized discount of $51,367.

14.  Derivative liability

In prior years, the short-term convertible notes, together with certain warrants issued to convertible note holders disclosed in note 9 above and 15 below, had fixed conversion price rights. The convertible notes as well as the warrants were afforded down-round protection which in terms of previous guidance resulted in a derivate liability. The Company adopted ASU 2020-06 with effect from January 1, 2022, which excluded down-round protection from the determination of a derivative liability.

The consolidated financial statements for the year ended December 31, 2021 and years prior to that, have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.

The original derivative financial liability was valued at inception at $1,959,959 using a Black-Scholes valuation model.

As of December 31, 2021, the derivative liability was valued at $515,901.

The movement in derivative liability is as follows:

December 31, 2022

Opening balance	$515,901
Elimination of derivative liability on adoption of ASU 2020-06	(515,901)
Mark-to-market adjustments on converted notes	—
Derivative liability on issued convertible notes	—
Fair value adjustments to derivative liability	—
Closing balance	$—

15. Related party payables

	December 31,	December 31,
	2023	2022
Due to related parties
Shawn E. Leon	$61,267	$411,611
Leon Developments Ltd.	1,092,701	850,657
Eileen Greene	1,418,324	1,451,610
Total related party payables	$2,572,292	$2,713,878

Shawn E. Leon

As of December 31, 2023 and December 31, 2022, the Company had a payable to Shawn Leon of $61,267 and $411,611, respectively. Mr. Leon is a director and CEO of the Company. The balances payable are non-interest bearing and have no fixed repayment terms.

On December 30, 2022, the Company sold its wholly-owned subsidiaries, Greenestone Muskoka and ARIA, to Mr. Leon for gross proceeds of $0. The Company realized a gain on disposal of $628,567 which was recorded as an increase in Additional Paid in Capital due to the related party nature of the transaction.

On August 4, 2023, the company repaid a personal loan by Leonite Capital to Shawn Leon of $28,438, which repayment reduced the related party payable to Shawn Leon.

Due to the current financial position of the Group, Mr. Leon forfeited the management fees due to him for the years ended December 31, 2023 and 2022.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Related party payables (continued)

Leon Developments, Ltd.

Leon Developments is owned by Shawn Leon, the Company’s CEO and director. As of December 31, 2023 and December 31, 2022, the Company owed Leon Developments, Ltd., $1,092,701 and $850,607, respectively.

On June 30, 2023, the Company assumed the liability owing to Leon developments of CDN$1,974,012 (approximately $1,490,946) from its subsidiary, CCH, immediately prior to the disposal of CCH to a related party, Leonite Capital LLC.

The Company paid Leon Developments a management fee of CDN$250,000 (approximately $185,503) and $0 for the years ended December 31, 2023 and 2022, respectively.

Eileen Greene

As of December 31, 2023 and December 31, 2022, the Company owed Eileen Greene, the spouse of our CEO, Shawn Leon, $1,418,324 and $1,451,610, respectively. The amount owed to Ms. Greene is non-interest bearing and has no fixed repayment terms.

Leonite Capital, LLC and Leonite Fund I, LLP

Leonite Capital is considered a related party due to its previous investment of $700,000 in Series A Preferred stock interest in CCH, which was previously a wholly-owned subsidiary of the Company, and its previous investment of $400,000 in Series B Preferred stock of the Company, as of December 31, 2022.

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

As disclosed in note 9 above, the Company owed Leonite Capital and Leonite Funds I, LP, an entity under common control with Leonite Capital, short-term convertible notes, including principal and interest thereon of $905,579 as of December 31, 2022.

In addition, as disclosed in note 10 above, the Company owed Leonite capital, secured promissory notes, including principal, monitoring fees and interest thereon totaling $340,281 as of December 31, 2022.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. Stockholder’s deficit

a.	Common shares

Authorized and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The company has issued 3,729,053,805 shares of common stock at December 31, 2023 and December 31, 2022, respectively.

On February 28, 2022, the Company issued 150,000,000 shares of common stock to Leonite in connection with a conversion notice received, converting principal of $149,250.

b.	Series A Preferred shares

Authorized, issued and outstanding

The Company has authorized 10,000,000 Series A preferred shares with a par value of $0.01 per share. The company has issued and outstanding 4,000,000 Series A Preferred shares at December 31, 2023 and December 31, 2022.

c.	Series B Preferred shares

Authorized and outstanding

The Company has authorized 400,000 Series B preferred shares with a par value of $1.00 per share. The company has issued and outstanding 0 and 400,000 Series B Preferred shares at December 31, 2023 and December 31, 2022, respectively.

The Series B preferred shares were senior secured and were mandatorily redeemable by the Company on July 1, 2021, and were originally classified as mezzanine debt. These Series B preferred shares meet the definition of liabilities in terms of ASC 480- debt and are no longer contingently convertible, due to the fact that the redemption date has passed.

On June 30, 2023, the Company entered into an exchange agreement with Leonite Capital whereby it exchanged the shares in its wholly owned subsidiary, CCH for the return and cancellation of the Series B preferred shares, together with the dividends accrued thereon. Refer to note 4 above.

d.	Stock options

Our board of directors adopted the Greenstone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have no issued options at December 31, 2023 under the Plan.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	Stockholder’s deficit (continued)

e.	Warrants (continued)

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

The warrants were valued using a Black-Scholes valuation model. The following assumptions were used in the valuation model:

Year ended December 31, 2023
Exercise price	$0.001
Risk free interest rate	4.31 to 4.87%
Expected life of options	2 to 4 years
Expected volatility of underlying stock	205.5 to 243.0%
Expected dividend rate	0%

A summary of the Company’s warrant activity during the period from January 1, 2022 to December 31, 2023 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding as of January 1, 2022	623,777,506	$0.000675 to $0.12	$0.0052875
Granted	—	—	—
Forfeited/cancelled	(20,925,000)	$0.12	0.12
Exercised	—	—	—
Outstanding as of December 31, 2022	602,852,506	$0.000675 to $0.00205	$0.001306
Granted	745,810,761	$0.001	0.001
Forfeited/cancelled	(326,286,847)	$0.000675	0.000675
Exercised	—	—	—
Outstanding as of December 31, 2023	1,022,376,420	$0.001 to $0.00205	$0.0012840

The following table summarizes information about warrants outstanding at December 31, 2023:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.001	745,810,761	3.50		745,810,761
$0.002050	276,565,659	2.01		276,565,659
	1,022,376,420	3.10	$0.001284	1,022,376,420	$0.001284

All of the warrants outstanding at December 31, 2023 are vested. The warrants outstanding at December 31, 2023 have an intrinsic value of $0.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.  Segment information

The Company had two reportable operating segments until the disposal of its property owning subsidiary, CCH on June 30, 2023, thereafter the Company has one operating segment in one geographic location, Rehabilitation services in West Palm Beach, Florida.

The operating segments disclosed below consist of:

a.	Rental income from the property owned by CCH subsidiary located at 3571 Muskoka Road, #169, Bala, on which the operations of the Canadian Rehab Clinic were located prior to disposal on February 14, 2017 and subsequently leased to the purchasers of the business of the Canadian Rehab Clinic, for a period of 5 years renewable for a further three five-year periods and with an option to acquire the property at a fixed price.

b.	Rehabilitation Services provided to customers, these services were provided to customers at our Evernia, Addiction Recovery Institute of America operations.

The segment operating results of the reportable segments for the year ended December 31, 2023 is disclosed as follows:

	Year ended December 31, 2023
	Rental Operations	In-Patient services	Total

Revenue	$180,522	$5,164,454	$5,344,976
Operating expenses	245,527	5,641,369	5,886,896

Operating loss	(65,005)	(476,915)	(541,920)

Other (expense) income
Intercompany gain (loss) on debt forgiveness	3,481,332	(3,481,332)	—
Gain on disposal of property	—	2,484,172	2,484,172
Loss on debt extinguishment	—	(277,175)	(277,175)
Extension fee on property purchase	—	(140,000)	(140,000)
Penalty on convertible notes	—	(34,688)	(34,688)
Interest income	—	676	676
Interest expense	(95,464)	(404,762)	(500,226)
Amortization of debt discount	—	(281,354)	(281,354)
Foreign exchange movements	(81,033)	(13,999)	(95,032)
Net income (loss) before taxes	3,239,830	(2,625,377)	614,453
Taxes	—	391,962	391,962
Net income (loss)	$3,239,830	$(2,233,415)	$1,006,415

 The operating assets and liabilities of the reportable segments as of December 31, 2023 is as follows:

	December 31, 2023
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$(43,611)	$5,293,489	$5,249,878
Assets
Current assets	—	403,100	403,100
Non-current assets	—	11,116,076	11,116,076
Liabilities
Current liabilities	—	(8,298,904)	(8,298,904)
Non-current liabilities	—	(9,420,552)	(9,420,552)
Net liability position	$—	$(6,200,280)	$(6,200,280)

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.  Segment information (continued)

The segment operating results of the reportable segments for the year ended December 31, 2022 is disclosed as follows:

	Year ended December 31, 2022
	Rental Operations	In-Patient services	Total

Revenue	$368,591	$4,452,156	$4,820,747
Operating expenses	129,427	4,202,203	4,331,630

Operating income	239,164	249,953	489,117

Other (expense) income
Other income	—	15,760	15,760
Forgiveness of government relief loan	—	104,368	104,368
Penalty on convertible notes	—	(60,075)	(60,075)
Interest income	—	78	78
Interest expense	(205,133)	(383,344)	(588,477)
Amortization of debt discount	—	(624,683)	(624,683)
Foreign exchange movements	97,842	973,478	1,071,320
Net income before taxes	131,873	275,535	407,408
Taxes	—	(112,220)	(112,220)
Net income	$131,873	$163,315	$295,188

The operating assets and liabilities of the reportable segments as of December 31, 2022 is as follows:

	December 31, 2022
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$—	$315,822	$315,822
Assets
Current assets	2,615	540,281	542,896
Non-current assets	2,469,190	3,551,208	6,020,398
Liabilities
Current liabilities	(4,973,187)	(8,315,944)	(13,289,131)
Non-current liabilities	(622,635)	(1,484,071)	(2,106,706)
Mandatory redeemable preferred shares	—	(400,000)	(400,000)
Intercompany balances	(1,420,438)	1,420,438	—
Net liability position	$(4,544,455)	$(4,688,088)	$(9,232,543)

18. Net income per common share

For the year ended December 31, 2023, the computation of basic and diluted earnings per share is calculated as follows:

 Schedule of Earnings Per Share, Basic and Diluted

		Number of	Per share
	Amount	shares	amount

Basic earnings per share
Net income per share available for common stockholders	$1,129,374	3,729,053,805	$0.00

Effect of dilutive securities
Warrants	—	—
Convertible debt	198,684	174,617,879

Diluted earnings per share
Net income per share available for common stockholders	$1,328,058	3,903,671,684	$0.00

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.	Net income per common share (continued)

For the year ended December 31, 2022, the computation of basic and diluted earnings per share is calculated as follows:

		Number of	Per share
	Amount	shares	amount

Basic earnings per share
Net income per share available for common stockholders	$150,098	3,704,807,230	$0.00

Effect of dilutive securities
Warrants	—	—
Convertible debt	820,739	571,555,951

Diluted earnings per share
Net income per share available for common stockholders	$970,837	4,276,363,181	$0.00

19. Commitments and contingencies

a.	Options granted to purchase shares in ATHI

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20. Income taxes

The Company is current in its US and Canadian tax filings as of December 31, 2022, tax filings are due for the Company as of December 31, 2022.

The provision for income taxes consists of the following:

Year ended December 31, 2023
Current
Federal	$174,511
State	—
Foreign	—
$174,511
Deferred
Federal	$217,451
State	—
Foreign	—
$217,451

Tax benefit (expense)	391,962

The income tax provision/ (benefit) is different from that which would be obtained by applying the statutory Federal income tax rate of 21% and applicable state tax rates of 5.5% to income before income tax expense. The items causing this difference for the years ended December 31, 2023 and 2022 are as follows:

	Year ended December 31, 2023	Year ended December 31, 2022

Taxation (charge) credit at the federal and state statutory rate	$(129,035)	$(85,555)
State taxation	55,679	(29,345)
Prior year over provision	174,511	—
Permanent differences	(257,015)	235,762
Foreign tax rate differential	(181,036)	—
Net operating loss utilized	—	(233,082)
Prior year net operating loss true up	571,391	—
Forfeiture of net operating loss on disposal of subsidiary	(178,608)	—
Valuation allowance	336,075	—
Net tax benefit (expense)	$391,962	$(112,220)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows:

December 31, 2023
Property and equipment	$(105,801)
Intangible assets	158,108
Net operating losses	6,192,106
Other	24,993
Valuation allowance	(6,269,406)
Net deferred income tax assets (liabilities)	$-

The movement in federal net operating losses was as follows:

	December 31, 2023	December 31, 2022
Net operating loss carry forward	31,077,947	34,945,459
Prior year adjustment to opening balances	1,729,182	—
Foreign exchange differential	—	(105,379)
Net operating loss utilized	(3,291,537)	(3,514,804)
Net taxable loss	558,507	4,624,718
Disposal of subsidiary	(673,992)	(4,872,047)
	24,400,107	31,077,947
Valuation allowance	(29,400,107)	(31,077,947)
	—	—

The Company has established a valuation allowance against its gross deferred tax assets sufficient to bring its net deferred tax assets to zero due to the uncertainty surrounding the realization of such assets. Management has determined it is more likely than not that the net deferred tax assets are not realizable due to the Company’s historical loss position. The valuation allowance for the year ended December 31, 2023 decreased by a total of $336,075.

As of December 31, 2023, the prior three tax years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

As of December 31, 2023, the Company had available for income tax purposes approximately $31,6 million in federal and $0.5 million in state net operating loss carry forwards, which may be available to offset future taxable income. $8.1 million of the net operating losses will begin to expire in 2034 and $21.4 million has an indefinite life. Due to the uncertainty of the utilization and recoverability of the loss carryforwards and other deferred tax assets, Management has determined a full valuation allowance for the deferred tax assets since it is more likely than not that the deferred tax assets will not be realizable.

Pursuant to the Internal Revenue Code of 1986, as amended (“IRC”), §382, the Company’s ability to use its net operating loss carry forwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year period.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21. Subsequent events

Revolving line of credit

On February 1, 2024 Ethema Health Corporation, American Treatment Holdings Inc, and Evernia Health Center LLC (the “Company” or “Companies”) entered into a secured revolving line of credit agreement (“ Agreement”) with Testing 123, LLC. The minimum draw under the agreement is $80,000 and limited to a maximum of 80% of the Receivables balance as provided to the Lender, subject to the maximum borrowing under the Term Loan Agreement of $1,000,000. The interest on the term loan is 5% per month. The revolving credit line is valid for a period of two years and each draw will have a maturity date that is two years from the draw date, with an origination fee of $1,000 per draw. Each loan may be prepaid at any time without penalty. The Company will pay a commitment fee of $40,000 to the borrower in common shares on the completion of a public offering, unless no such offering takes place within a year, whereby the outstanding principal will. E increased by $40,000. The revolving credit line is secured by all assets, tangible and intangible of the Company and its direct and indirect subsidiaries, American Treatment Holdings, Inc. and Evernia Health Center, LLC.

Senior secured promissory notes

On April 8 and April 17, 2024, the Company issued two senior secured promissory notes to investors, each note for $55,000 for gross proceeds of $50,000, including an original issue discount of $5,000. The maturity date of the note is March 31, 2025 and bears interest at 3% per annum for the quarter ending June 30, 2024, 6% per annum for the quarter ending September 30, 2024, 9% per annum for the quarter ending December 31, 2024 and 12% per annum for the quarter ending March 31, 2025. The note also provides for default interest of 24% per annum on all amounts outstanding after maturity.

On April 30, 2024, a Series N note holder entered into a swap agreement with an Investor (Investor 3”) whereby his $250,000 Series N convertible note was assigned and transferred to Investor 3. Subsequently, on May 2, 2024, the Company issued a further senior secured promissory notes to Investor 3 for $275,000 for gross proceeds of $250,000, including an original issue discount of $25,000. The maturity date of the note is March 31, 2025 and bears interest at 3% per annum for the quarter ending June 30, 2024, 6% per annum for the quarter ending September 30, 2024, 9% per annum for the quarter ending December 31, 2024 and 12% per annum for the quarter ending March 31, 2025. The note also provides for default interest of 24% per annum on all amounts outstanding after maturity. A portion of the proceeds of this Investor 3 note was used to repay the accrued and outstanding interest on the exchanged Series N note. Upon the payment of the accrued interest, on May 2, 2024, the Company exchanged the $250,000 Series N note for a senior secured promissory note for $275,000, including an original issue discount of $25,000. The maturity date of the note is March 31, 2025 and bears interest at 3% per annum for the quarter ending June 30, 2024, 6% per annum for the quarter ending September 30, 2024, 9% per annum for the quarter ending December 31, 2024 and 12% per annum for the quarter ending March 31, 2025. The note also provides for default interest of 24% per annum on all amounts outstanding after maturity.

Non-binding Letter Of Intent (”LOI”) to acquire assets and assignment of lease and sub lease for Boca cove Detox Center

On March 22, 2024, the Company executed a LOI to acquire certain assets, including furniture, equipment inventory and supplies of Boca Cove Detox, LLC, along with the assignment of lease and sub-lease for premises located at 899 Meadow Avenue, Boca Raton, Florida.

The purchase price is $240,000 with monthly repayment of $20,000 per month beginning on the Effective Date, defined below, of the agreement for a period of 12 months. The Company paid a non-refundable Exclusivity Deposit (“Exclusivity Deposit”) to the Seller, which deposit will be applied to the purchase price. In addition, upon the execution of the transaction documents, the Company will pay to the seller a Security Deposit (“Security Deposit”) of $83,393 which will be applied to the purchase price if the assignment of the lease is completed within 12 months of the effective date, if not completed within 11 months of the effective date, than $20,000 will be applied to the 12 installment of the purchase price, with the remaining balance of $63,393 remaining as the Security Deposit and applied to the last month of the sub-lease agreement.

The Effective Date is the earlier of the Company obtaining a license for the premises or 30 days from the signing of the LOI and the payment of the Exclusivity Deposit.

The Exclusivity period is to last as long as the parties are negotiating the terms of the transaction documents or 30 days from the date of execution of the LOI, which was executed on Match 25, 2024, whichever date is later.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, our management has determined that as of December 31, 2023, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding management’s assessment of our internal control over financial reporting pursuant to temporary rules of the SEC.

Evaluation of Disclosure Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in internal controls over financial reporting (as described below).

Deficiencies and Significant Deficiencies

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2023, our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2023. Management evaluated the impact of our failure to have sufficient written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

We have taken steps to remediate some of the weaknesses described above and we are in discussions with the risk advisory departments of reputable accounting firms to assist us in the COSO framework documentation and testing of the internal controls. We intend to continue to address these weaknesses as resources permit, including the employment of new qualified employees.

Remediation of Deficiencies and Significant Deficiencies

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Additionally, we will continue to establish and implement proper processes and systems to remediate the deficiencies we have had, including preventive controls with the segregation of duties on main areas such as payroll, billing, cash recording, and IT control and detective controls involving account reconciliations on a monthly basis.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers, their ages and their positions, as of the date of this Annual Report, as follows:

Name		Position
Shawn E. Leon	64	Chief Executive Officer, Chief Financial Officer, President and Director

Gerald T Miller	66	Director

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

Our Board of Directors

Our Board currently consists of two members. Our Board judges the independence of its directors by the heightened standards established by the Nasdaq Stock Market. Accordingly, the Board of Directors has determined that our non-employee directors, Mr. Miller, meets the independence standards established by the Nasdaq Stock Market and the applicable independence rules and regulations of the SEC. Our Board considers a director to be independent when the director is not one of our or our subsidiaries’ officers or employees or director of our subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the Nasdaq Stock Market and the rules and regulations of the SEC.

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

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, at December 31, 2023, none of the officers, directors or 10% shareholders were in compliance with Section 16(a).

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon, President CEO, CFO	2023	$—	$—	$—	$—	$—	$—	$—
	2022	$—	$—	$—	$—	$—	$—	$—

Outstanding Equity Awards at Fiscal Year End

 There were no equity awards issued to executive officers during the fiscal year ended December 31, 2023 and there are no outstanding equity awards to named officers as of December 31, 2023.

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

Directors Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the year ended December 31, 2023.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon	—	—	—	—	—	—	—

John O’ Bireck*	—	—	—	—	—	—	—

Gerald T Miller	—	—	—	—	—	—	—

* Mr. John O’Bireck died during October 2023. No replacement for Mr. O’Bireck has been nominated as of the date of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Name of beneficial owner	Amount and nature of beneficial ownership, including common stock		Percentage of common stock beneficially owned(1)

Directors and Officers
Shawn E. Leon	171,864,342	(2)	4.6%
Gerald T. Miller	500,000	(3)	*

All officers and directors as a group (3 persons)	172,864,342		4.6%

* Less than 1%

(1)	Based on 3,729,053,805 shares of common stock outstanding as of May 6, 2024.
(2)	Includes 500,000 shares held by Mr. Leon, a further 2,687,300 shares held by Greenestone Clinic, a company controlled by Mr. Leon, a further 60,000,000 shares owned by Leon Developments, a company controlled by Mr. Leon, 8,677,042 shares owned by Eileen Greene, Mr. Leon's spouse and 100,000,000 shares owned by Mr. Leon’s’ son.
(3)	Includes 500,000 shares of common stock.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Related Party Transactions

As of December 31, 2023, amounts payable to executive officers or their affiliates for related party payables, as detailed in the below table:

	December 31,	December 31,
	2023	2022
Due to related parties
Shawn E. Leon	$61,267	$411,611
Leon Developments Ltd.	1,092,701	850,657
Eileen Greene	1,418,324	1,451,610
Total related party payables	$2,572,292	$2,713,878

Shawn E. Leon

As of December 31, 2023 and December 31, 2022, we had a payable to Shawn Leon of $61,267 and $411,611, respectively. Mr. Leon is a director and CEO of our Company. The balances payable are non-interest bearing and have no fixed repayment terms.

On December 30, 2022, we sold our wholly-owned subsidiaries, Greenestone Muskoka and ARIA, to Mr. Leon for gross proceeds of $0. We realized a gain on disposal of $628,567 which was recorded as an increase in Additional Paid in Capital due to the related party nature of the transaction.

On August 4, 2023, the company repaid a personal loan by Leonite Capital to Shawn Leon of $28,438, which repayment reduced the related party payable to Shawn Leon.

Due to the current financial position of the Group, Mr. Leon forfeited the management fees due to him for the years ended December 31, 2023 and 2022.

Leon Developments, Ltd.

Leon Developments is owned by Shawn Leon, our Company’s CEO and director. As of December 31, 2023 and December 31, 2022, we owed Leon Developments, Ltd., $1,092,701 and $850,607, respectively.

On June 30, 2023, we assumed the liability owing to Leon developments of CDN$1,974,012 (approximately $1,490,946) from our subsidiary, CCH, immediately prior to the disposal of CCH to a related party, Leonite Capital LLC.

We paid Leon Developments a management fee of CDN$250,000 (approximately $185,503) and $0 for the years ended December 31, 2023 and 2022, respectively.

Eileen Greene

As of December 31, 2023 and December 31, 2022, we owed Eileen Greene, the spouse of our CEO, Shawn Leon, $1,418,324 and $1,451,610, respectively. The amount owed to Ms. Greene is non-interest bearing and has no fixed repayment terms.

Leonite Capital, LLC and Leonite Fund I, LLP

Leonite Capital was considered a related party due to its previous investment of $700,000 in Series A Preferred stock interest in CCH, which was previously a wholly-owned subsidiary of our Company, and its previous investment of $400,000 in Series B Preferred stock of our Company, as of December 31, 2022.

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

On June 30, 2023, we entered into an exchange agreement with Leonite Capital whereby we exchanged the 400,000 Series B shares with a value of $400,000 plus accrued dividends thereon of $61,184 for our entire shareholding in our property owning subsidiary, Cranberry Cove Holdings. The Series B shares and the accrued dividends thereon were extinguished and cancelled upon consummation of the transaction.

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

On August 4, 2023, the company repaid Leonite Capital $1,449,000 consisting of repayments of short-term convertible notes of $995,257, promissory notes of $420,069, additional penalty on settlement of $5,236 and a personal loan by Leonite to Shawn Leon of $28,438, which repayment reduced the related party payable to Shawn Leon.

We owed Leonite Capital and Leonite Funds I, LP, an entity under common control with Leonite Capital, short-term convertible notes, including principal and interest thereon of $905,579 as of December 31, 2022.

In addition, we owed Leonite capital, secured promissory notes, including principal, monitoring fees and interest thereon totaling $340,281 as of December 31, 2022.

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

As of December 31, 2023, the Board determined that Gerald T Miller is independent and that Mr. Leon is not independent under these standards.

Item 14. Principal Accountant Fees and Services.

Daszkal Bolton LLP served as our independent registered public accounting firm for the year ended 31 December 2022 and RBSM LLP serves as our independent registered public accounting firm for the year ended 31 December 2023.

The following is a summary of the fees paid by us to Daszkal Bolton LLP and RBSM LLP the years ended December 31, 2023 and 2022 for professional services rendered:

	Year ended December 31, 2023	Year ended December 31, 2022

Audit fees and expenses	$86,500	$80,000
Taxation preparation fees	—	—
Audit related fees	—	—
Other fees	—	—
	$86,500	$80,000

Audit Fees

Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by Daszkal Bolton LLP in connection with statutory and regulatory filings or engagements in fiscal year ended December 31, 2022 and by RBSM, LLP for the year ended December 31, 2023.

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

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services listed above for the fiscal years ended December 31, 2023 and 2022, respectively.

PART IV

Item 15. Exhibits, Financial Statement Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)	(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022

1.	Independent Auditor’s Report
2.	Consolidated Balance Sheets as of December 31, 2023 and 2022
3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2022
4.	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2023 and 2022
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
6.	Notes to Consolidated Financial Statements

(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(b)	Exhibits

Exhibit No.	Description	Form	SEC File No.	Date	Filed Herewith	Filed by Reference

3.1	Articles of Incorporation of NNRC, Inc. (as filed with the Secretary of State of Colorado on April 1, 1993)	10-K	000-15078	March 28, 2013		X

3.2	Articles of Amendment to the Articles of Incorporation of Nova Natural Resources, Inc. (as filed with the Secretary of State of Colorado on May 8, 2012)	10-K	000-15078	March 28, 2013		X

3.3	Articles of Amendment to the Articles of Incorporation of Greenestone Healthcare Corporation (as filed with the Secretary of State of Colorado on March 26, 2013)	8-K	000-15078	March 29, 2013		X

3.4	Amended and Restated Bylaws of Greenestone Healthcare Corporation	8-K	000-15078	March 29, 2013		X

3.5	Articles of Amendment to the Articles of Incorporation re: Name Change	8-K	000-15078	April 10, 2017		X

3.6	First amendment to Amended and Restated Bylaws	8-K	000-15078	April 10, 2017		X

4.1	Form of Series L Convertible Note and Warrant Agreement	8-K	000-15078	42740		X

4.2	Form of LABRYS LP Convertible Note Agreement	8-K	000-15078	February 2, 2017		X

10.1	Stock Purchase Agreement I	8-K	000-15078	March 29, 2013		X

10.2	Form of Warrant I	8-K	000-15078	December 30, 2013		X

10.3	Form of Warrant II	8-K	000-15078	December 30, 2013		X

10.4	Stock Purchase Agreement II	8-K	000-15078	December 30, 2013		X

10.5	Share Purchase Agreement, dated as of December 16, 2014 by and between the Registrant and Jainheel Patekh Medical Professional Corporation	8-K	000-15078	December 23, 2014		X

10.6	Collateral Note, Dated December 16, 2014	8-K	000-15078	December 23, 2014		X

10.7	Seastone of Delray Asset Purchase Agreement, Management Services Agreement and Commercial Real Estate Contract	8-K	000-15078	May 23, 2016		X

10.8	Stock Purchase Agreement re: Cranberry Cove Holdings Ltd.	8-K	000-15078	February 17, 2017		X

Exhibit No.	Description	Form	SEC File No.	Date	Filed Herewith	Filed by Reference
10.9	Asset Purchase Agreement re: Sale of Muskoka Clinic	8-K	000-15078	February 17, 2017		X

10.10	Lease of Muskoka Clinic	8-K	000-15078	February 17 2017		X

16.1	Letter from Jarvis Ryan Associates, LLP	8-K	000-15078	July 19, 2014		X

31.1	Certification of the Principal Executive Officer and Principal Financial Officer of the registrant pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Rule 13(a) -14(a) or Rule 15(d( - 14 (a)	X

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline Taxonomy Extension CAL XBRL Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHEMA HEALTH CORPORATION.

Date: May 7, 2024

By: /s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	May 7, 2024
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ Gerald T. Miller	Director	May 7, 2024
Gerald T. Miller

