Form 10-Q
period 2024-03-31
ETHEMA HEALTH Corp
filed 2024-05-31
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of common stock outstanding as of May 29, 2024 was 3,729,053,805.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Health Corporation.

FORM 10-Q

ETHEMA HEALTH CORPORATION

ETHEMA HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)

Current assets
Cash	$137,497	$68,573
Accounts receivable, net	356,929	313,338
Prepaid expenses	12,249	18,159
Other current assets	3,158	3,030
Total current assets	509,833	403,100
Non-current assets
Property and equipment	519,152	508,401
Intangible assets, net	805,457	894,952
Right of use assets	9,316,039	9,323,723
Deposits paid	409,000	389,000
Total non-current assets	11,049,648	11,116,076
Total assets	$11,559,481	$11,519,176

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$336,401	$352,101
Convertible notes, net of discounts	4,471,232	4,419,927
Short-term notes	1,037,617	680,672
Receivables funding	101,848	211,961
Government assistance loans	14,999	14,962
Operating lease liability	44,485	38,563
Finance lease liability	8,570	8,426
Related party payables	2,660,190	2,572,292
Total current liabilities	8,675,342	8,298,904
Non-current liabilities
Government assistance loans	16,732	20,520
Operating lease liability	9,427,628	9,383,557
Finance lease liability	14,262	16,475
Total non-current liabilities	9,458,622	9,420,552
Total liabilities	18,133,964	17,719,456

Preferred stock - Series B; $1.00 par value 10,000,000 authorized, 0 and 400,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023.	—	—

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 10,000,000 authorized, 4,000,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	40,000	40,000
Common stock - $0.01 par value, 10,000,000,000 shares authorized; 3,729,053,805 and 3,729,053,805 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	37,290,539	37,290,539
Additional paid-in capital	26,187,925	26,187,925
Discount for shares issued below par value	(27,363,367)	(27,363,367)
Accumulated deficit	(42,729,580)	(42,355,377)
Total stockholders’ deficit	(6,574,483)	(6,200,280)
Total liabilities and stockholders’ deficit	$11,559,481	$11,519,176

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31, 2024	Three months ended March 31, 2023

Revenues	$1,300,100	$1,300,046

Operating expenses
General and administrative	274,546	241,237
Rent expense	265,132	114,564
Management fees	—	27,500
Professional fees	150,550	111,204
Salaries and wages	727,741	592,036
Depreciation and amortization expense	111,206	138,479
Total operating expenses	1,529,175	1,225,020

Operating loss (income)	(229,075)	75,026

Other (expense) income
Interest income	575	—
Interest expense	(93,186)	(157,096)
Amortization of debt discount	(63,162)	(76,921)
Foreign exchange movements	10,645	(2,955)
Loss before taxation	(374,203)	(161,946)
Taxation	—	(13,771)
Net loss	374,203)	(175,717)
Net income attributable to non-controlling interest	—	(2,968)
Net loss attributable to Ethema Health Corporation Stockholders’	(374,203)	(178,685)
Preferred stock dividend	—	(23,419)
Net loss available to common shareholders of Ethema Health Corporation	(374,203)	(202,104)
Accumulated other comprehensive (loss) income
Foreign currency translation adjustment	—	(1,504)

Total comprehensive loss	$(374,203)	$(203,608)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding – Basic and diluted	3,729,053,805	3,729,053,805

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred		Common		Additional paid-in	Discount to	Accumulated other Comprehensive	Accumulated	Non-controlling shareholders
	Shares	Amount	Shares	Amount	Capital	par value	Income	Deficit	interest	Total
Balance as of December 31, 2023	4,000,000	$40,000	3,729,053,805	$37,290,539	$26,187,925	$(27,363,367)	—	(42,355,377)	—	(6,200,280)
Net loss	—	—	—	—	—	—	—	(374,203)		(374,203)
Balance as of March 31, 2024	4,000,000	$40,000	3,729,053,805	$37,290,539	$26,187,925	$(27,363,367)	$—	$(42,729,580)	$—	$(6,574,483)

	Series A Preferred		Common		Additional paid-in	Discount to	Accumulated other Comprehensive	Accumulated	Non-controlling shareholders
	Shares	Amount	Shares	Amount	Capital	par value	Income	Deficit	interest	Total
Balance as of December 31, 2022	4,000,000	$40,000	3,729,053,805	$37,290,539	$23,419,917	$(27,363,367)	$(5,065)	$(43,484,751)	$870,184	$(9,232,543)
Foreign currency translation	—	—	—	—	—	—	(1,504)	—	—	(1,504)
Net loss	—	—	—	—	—		—	(178,685)	2,968	(175,717)
Dividends accrued	—	—	—	—	—	—	—	(23,419)	—	(23,419)
Balance as of March 31, 2023	4,000,000	$40,000	3,729,053,805	$37,290,539	$23,419,917	$(27,363,367)	$(6,569)	$(43,686,855)	$873,152	$(9,433,183)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31, 2024	Three months ended March 31, 2023
Operating activities
Net loss	$(374,203)	$(175,717)
Adjustment to reconcile consolidated net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	111,206	138,479
Amortization of debt discount	63,162	76,921
Amortization of right of use asset	7,684	70,219
Deferred taxation movement	—	(15,532)
Changes in operating assets and liabilities
Accounts receivable	87,048	(151,744)
Prepaid expenses	5,910	10,576
Other current assets	(127)	(64,476)
Accounts payable and accrued liabilities	(56,642)	251,384
Operating lease liabilities	49,993	(68,413)
Taxes payable	—	34,177
Net cash (used in) provided by operating activities	(105,969)	105,874

Investing activities
Deposits paid	(20,000)	(50,000)
Purchase of property and equipment	(32,462)	(52,418)
Net cash used in investing activities	(52,462)	(102,418)

Financing activities
Repayment of mortgage	—	(29,300)
Proceeds from receivables funding	—	190,000
Repayment of receivables funding	(146,067)	(204,133)
Repayment of convertible notes	—	(10,000)
Proceeds from promissory notes	302,000	—
Repayment of government assistance loans	(3,748)	(3,449)
Repayment of finance leases	(2,069)	(1,944)
Proceeds from related party notes	87,898	—
Repayment of related party notes	—	(58,917)
Net cash provided by (used in) financing activities	238,014	(117,743)

Effect of exchange rate on cash	(10,659)	1,110

Net change in cash	68,924	(113,177)
Beginning cash balance	68,573	140,757
Ending cash balance	$137,497	$27,580

Supplemental cash flow information
Cash paid for interest	$3,488	$53,310
Cash paid for income taxes	$—	$—

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

The Company sold its real estate on which its Greenstone Muskoka clinic operated during the prior year.

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

2.  Summary of significant accounting policies

Financial Reporting

The (a) unaudited condensed consolidated balance sheets as of March 31, 2024, and as of December 31, 2023, which has been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations, stockholders’ deficit and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on May 7, 2024.

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

In the prior year, certain of the Company’s subsidiaries functional currency was the Canadian dollar, while the Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into US dollars in accordance with ASC 830, “Foreign Currency Translation” as follows:

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

The relevant translation rates for the prior year were as follows: For the three months ended March 31, 2023, a closing rate of CDN$1 equals US$0.7389 and an average exchange rate of CDN$1 equals US$0.7394.

c)  Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with several financial institutions in the USA and Canada. There were no cash equivalents at March 31, 2024 and December 31, 2023.

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

e)  Allowance for credit losses, Contractual and Other Discounts

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

f) Leases

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

Property and equipment is recorded at cost. Depreciation is calculated on the straight-line basis over the estimated life of the asset.

h)       Long Lived Assets

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

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three- tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Settlements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s receivables were $356,929 and $313,338 at March 31, 2024 and December 31, 2023, respectively. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount.

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

ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made. The tax returns for fiscal 2019, through 2023 are subject to audit or review by the US tax authorities.

o)  Net income per Share

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

p)  Stock-based compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with performance conditions and no awards dependent on market conditions.

There were no stock-based compensation awards that vested during the three months ended March 31, 2024 and 2023 and there was no stock-based compensation recorded in the unaudited condensed consolidated financial statements.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued)

q)  Financial instruments risks

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet dates, March 31, 2024 and December 31, 2023.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of approximately $8.2 million, and an accumulated deficit of approximately $42.7 million. The Company is dependent upon the raising of additional capital to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its convertible debt, short term loans, third party loans and government assistance loans as of March 31, 2024. In the opinion of management, interest rate risk is assessed as moderate.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company has minimal disclosure to certain foreign currency payables and loans.

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

r)  Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued additional updates during the three months ended March 31, 2024. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s consolidated financial statements upon adoption.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Going concern

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. At March 31, 2024 the Company has a working capital deficiency of $8.2 million, and total liabilities in excess of assets in the amount of $6.6 million. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about the Company's ability to continue as a going concern for one year from the date of issuance of these condensed interim consolidated financial statements.

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

4.   Disposal of subsidiary

On June 30, 2023, the Company entered into an exchange agreement with Leonite Capital, LLC, whereby it exchanged the 400,000 Series B shares with a value of $400,000 plus accrued dividends thereon of $61,184 for its entire shareholding in its property-owning subsidiary, Cranberry Cove Holdings. The Series B shares were cancelled upon consummation of the transaction.

Immediately prior to the disposal of Cranberry Cove Holdings, the Company assumed the loan owed to a third party of $779,005 and the loan owing to Leon Developments of $1,973,837, Leon developments, a related party, owned by the Company’s CEO, Shawn Leon. In addition, the Company forgave the intercompany debt owing by Cranberry Cove Holdings of $4,566,848.

The assets and liabilities disposed of were as follows:

Net book value
Assets
Other receivables	$12,015
Property and equipment	2,420,499
2,432,514
Liabilities
Accounts payable and accrued liabilities	(196,859)
Government assistance loans	(45,317)
Mortgage loan	(3,525,223)
(3,767,399)

Disposal of subsidiary to related party – recorded as additional paid in capital	$(1,334,885)

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

On May 4, 2023 the Company signed a Letter of Intent with Pontus Net Lease Advisers, LLC to sell 950 for $8,500,000 and lease the property to the Company for a term of twenty years with two ten-year extensions. On May 19, 2023, the Company signed a purchase and sale agreement with Pontus Net Lease Advisors to sell 950 for $8,500,000. On August 4, 2023, the Company completed both the purchase of 950 from Evernia Station Limited Partnership and the subsequent sale of 950 to Pontus Net Lease Advisors, LLC.

Simultaneously with the closing of the purchase and sale agreements, on August 4, 2023, the Company entered into a long-term lease for 950 with an initial term of twenty years, and two ten-year extension options. The lessor is Pontus EHC Palm Beach, LLC , a Delaware limited liability company and a portfolio company of Pontus Net Lease Advisors, LLC. The lease is absolutely net and the lease cost for the initial year is $748,000 paid monthly. The lease increases at a rate of 2.75% per year for a total term lease obligation of $19,595,653 over the initial twenty-year term. The Lease is personally guaranteed by the Company President and the guarantee may be released after 5 years based on certain financial and performance metrics being met.

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

The details of the property purchase and subsequent sale are as follows:

Amount
Purchase of 950 Evernia Street property
Purchase price	$5,500,000
Fees and expenses related to property purchase	109,276
Total acquisition cost	5,609,276

Proceeds on sale	8,500,000
Fees and expenses related to disposal of the property	(406,552)
Net proceeds on disposal of property	8,093,448

Gain on sale of property	$2,484,172

Property and equipment consists of the following:

		March 31, 2024			December 31, 2023
	Useful lives	Cost	Accumulated depreciation	Net book value	Net book value
Leasehold improvements	Life of lease	490,501	(100,054)	390,447	371,308
Furniture and fittings	6 years	152,235	(53,864)	98,371	104,715
Vehicles	5 years	55,949	(31,858)	24,091	26,889
Computer equipment	3 years	8,925	(2,682)	6,243	5,489
		$707,610	$(188,458)	$519,152	$508,401

Depreciation expense for the three months ended March 31, 2024 and 2023 was $21,711 and $48,494, respectively.

On June 30, 2023, the Company sold its interest in Cranberry Cove Holdings to Leonite Capital, which includes the land and property. Refer Note 4 above.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.   Intangibles

Intangible assets consist of the following:

	Useful lives	March 31, 2024			December 31, 2023
		Cost	Accumulated amortization	Net book value	Net book value
Health care Provider license	5 years	$1,789,903	$(984,446)	$805,457	$894,952

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

The Company recorded $89,495 in amortization expense for finite-lived assets for each of the three months ended March 31, 2024 and 2023.

7.   Leases

The Company acquired ATHI on July 1, 2021, ATHI’s wholly owned subsidiary had entered into an operating lease agreement for certain real property located at 950 Evernia Street, West Palm Beach, Florida, with effect from February 1, 2019 for a period of three years, expiring on 1 February 2022. Under the terms of the lease agreement, the lease was extended during October 2021 for a further 5-year period until 1 February 2027.

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

On August 4, 2023, the Company entered into a long-term lease for 950 Evernia Street, West Palm Beach, Florida with an initial term of twenty years, and two ten-year extension options. The lessor is Pontus EHC Palm Beach, LLC , a Delaware limited liability company and a portfolio company of Pontus Net Lease Advisors, LLC. The lease is absolutely net and the lease cost for the initial year is $748,000 paid monthly. The lease increases at a rate of 2.75% per year for a total term lease obligation of $19,595,653 over the initial twenty-year term. The Lease is personally guaranteed by the Company President and the guarantee may be released after 5 years based on certain financial and performance metrics being met. Due to the initial lease term of twenty years, the Company is not certain that the extension periods will be exercised at this point in time and accordingly, these have been excluded from the present value of the minimum future lease payments.

To determine the present value of minimum future lease payments for operating leases at August 4, 2023, the Company was required to estimate a rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment (the "incremental borrowing rate" or "IBR").

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the Fannie Mae, in excess of $3,000,000 rate based on an 80% value to loan ratio, averaging the 15- and 30-year indicative rates, resulting in a rate of 7.70%. The Company determined that 7.70% per annum was an appropriate incremental borrowing rate to apply to its real-estate operating lease.

The present value of the future minimum lease payments was valued at $9,333,953 on August 4, 2023.

Right of use assets are included in the consolidated balance sheet are as follows:

	March 31, 2024	December 31, 2023
Non-current assets
Right-of-use assets – finance leases, net of depreciation, included in Property and equipment	$24,091	$26,889
Right-of-use assets - operating leases, net of amortization	$9,316,039	$9,323,723

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Leases (continued)

Lease costs consists of the following:

	Three months ended March 31,
	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$2,797	$2,797
Interest expense on finance lease liabilities	401	526
	3,198	3,323

Operating lease cost	$244,677	$86,127
Lease cost	$247,875	$89,450

Other lease information:

	Three months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(401)	$(526)
Operating cash flows from operating leases	(199,000)	(86,127)
Financing cash flows from finance leases	(2,057)	(1,944)
Cash paid for amounts included in the measurement of lease liabilities	$(201,458)	$(88,597)

Weighted average lease term – finance leases	2 years and 7 months	3 years and 7 months
Weighted average remaining lease term – operating leases	19 years and 5 months	3 years and 10 months

Discount rate – finance leases	6.59%	6.60%
Discount rate – operating leases	7.70%	4.64%

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases at March 31, 2024 is as follows:

Amount
Remainder of 2024	$7,372
2025	9,829
2026	6,195
2027	1,707
25,103
Imputed interest	(2,271)
Total finance lease liability	$22,832
Disclosed as:
Current portion	$8,570
Non-Current portion	14,262
Lease liability	$22,832

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Leases (continued)

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2024	$567,856
2025	775,615
2026	796,945
2027	818,861
2028	841,379
2029 and thereafter	15,358,663
Total undiscounted minimum future lease payments	19,159,319
Imputed interest	(9,687,206)
Total operating lease liability	$9,472,113

Disclosed as:
Current portion	$44,485
Non-Current portion	9,427,628
Lease liability	$9,472,113

8.  Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity Date	Principal	Interest	March 31, 2024	December 31, 2023
Auctus Fund, LLC	0.0%	On Demand	70,000	—	70,000	70,000

Joshua Bauman	10.0%	August 9, 2024	120,776	3,993	124,769	121,766

Series N convertible notes	6.0%	December 31, 2024 to December 31, 2025	3,229,000	1,047,463	4,276,463	4,228,161

			$3,419,776	$1,051,456	$4,471,232	$4,419,927

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

The maturity dates of the Series N convertible notes were extended to December 31, 2024, with the exception of 5 series N convertible notes issued to one investor with an aggregate principal outstanding of $1,273,000, which was extended to December 31, 2025. No consideration was provided to the investors for the maturity date extensions.

9.  Short-term Notes

The short-term notes consist of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	March 31, 2024 Amount	December 31, 2023 Amount
LXT Biotech	6.0%	On Demand	$98,251	$29,314	$—	$127,565	$129,184

Mirage Realty	10.0%	June 15, 2024	250,000	9,514	—	259,514	236,421

Third Party	12.0%	On demand	293,725	22,597	—	316,322	315,067

Revolving line of credit	60.0%	May 1,2024	171,000	13,805	(3,872)	180,933	—
	60.0%	May 14, 2024	78,000	5,917	(2,993)	80,924	—
	60.0%	May 12, 2024	71,000	2,061	(702)	72,359	—

Total convertible notes payable			$961,976	$83,208	$(7,567)	$1,037,617	$680,672

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

9.  Short-term Notes (continued)

Mirage Realty, LLC

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

Revolving line of credit

On February 1, 2024 Ethema Health Corporation, American Treatment Holdings Inc, and Evernia Health Center LLC entered into a secured revolving line of credit agreement (“ Agreement”) with Testing 123, LLC. The draw under the is limited to a maximum of 80% of the Receivables balance as provided to the Lender, subject to the maximum borrowing under the Term Loan Agreement of $1,000,000. The interest on the term loan is 5% per month. The revolving credit line is valid for a period of two years and each draw will have a maturity date that is two years from the draw date, with an origination fee of $1,000 per draw. Each loan may be prepaid at any time without penalty. The Company will pay a commitment fee of $40,000 to the borrower in common shares on the completion of a public offering, unless no such offering takes place within a year, whereby the outstanding principal will be increased by $40,000. The revolving credit line is secured by all assets, tangible and intangible of the Company and its direct and indirect subsidiaries, American Treatment Holdings, Inc. and Evernia Health Center, LLC.

10. Government assistance loans

On May 3, 2021, ARIA was granted a government assistance loan in the aggregate principal amount of $157,367. The loan is forgivable if the Company demonstrates that the proceeds were used for expenses such as employee costs during the pandemic. Should the loan not be forgiven, interest is payable on the loan at the rate of 1% per annum and the principal is repayable and interest is payable over an 18-month period.

On September 21, 2022, ARIA received partial forgiveness of the government assistance loan of $104,368, the balance of the loan plus accrued interest is due and payable. On December 30, 2022, the Company sold ARIA to its Chairman and CEO and agreed to assume the repayment of the government assistance loan. As of March 31, 2024, the balance outstanding, including interest thereon was $31,731.

11.  Receivables funding

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

The Company made weekly cash payments of $4,950 totaling $198,000 by March 12, 2024, thereby extinguishing the debt.

September 15, 2023 Funding

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

The Company made weekly cash payments of $6,667 totaling $186,667 by March 29, 2024. The balance outstanding at March 31, 2024 was $133,333, less unamortized discount of $31,485.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Related party payables

	March 31,	December 31,
	2024	2023
Due to related parties
Shawn E. Leon	$33,407	$61,267
Leon Developments Ltd.	1,092,701	1,092,701
Eileen Greene	1,534,082	1,418,324
Total related party payables	$2,660,190	$2,572,292

Shawn E. Leon

As of March 31, 2024 and December 31, 2023, the Company had a payable to Shawn Leon of $33,407 and $461,267, respectively. Mr. Leon is a director and CEO of the Company. The balances payable are non-interest bearing and have no fixed repayment terms.

Due to the current financial position of the Group, Mr. Leon forfeited the management fees due to him for the three months ended March 31, 2024 and the year ended December 31, 2023.

Leon Developments, Ltd.

Leon Developments is owned by Shawn Leon, the Company’s CEO and director. As of March 31, 2024 and December 31, 2023, the Company owed Leon Developments, Ltd., $1,092,701.

Eileen Greene

As of March 31, 2024 and December 31, 2023, the Company owed Eileen Greene, the spouse of our CEO, Shawn Leon, $1,534,082 and $1,418,324, respectively. The amount owed to Ms. Greene is non-interest bearing and has no fixed repayment terms.

Leonite Capital, LLC and Leonite Fund I, LLP

Leonite Capital is considered a related party due to its Series A Preferred stock interest in CCH, which was previously a wholly owned subsidiary of the Company, of $700,000, and its Series B Preferred stock interest in the Company of $400,000, as of December 31, 2022.

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

On June 30, 2023, the Company entered into an exchange agreement with Leonite Capital whereby it exchanged the 400,000 Series B shares with a value of $400,000 plus accrued dividends thereon of $61,184 for its entire shareholding in its property-owning subsidiary, Cranberry Cove Holdings. The Series B shares and the accrued dividends thereon were extinguished and cancelled upon consummation of the transaction.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Related party payables (continued)

Leonite Capital, LLC and Leonite Fund I, LLP (continued)

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

13.  Stockholder’s deficit

a.	Common shares

Authorized and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The company has issued 3,729,053,805 shares of common stock at March 31, 2024 and December 31, 2023.

b.	Series A Preferred shares

Authorized, issued and outstanding

The Company has authorized 10,000,000 Series A preferred shares with a par value of $0.01 per share. The Company has issued and outstanding 4,000,000 Series A Preferred shares at March 31, 2024 and December 31, 2023.

c.	Series B preferred shares

Authorized and outstanding

The Company has authorized 400,000 Series B preferred shares with a par value of $1.00 per share. The company has no issued and outstanding Series B Preferred shares at March 31, 2024 and December 31, 2023.

d.	Stock options

Our board of directors adopted the Greenstone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries, provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have no issued options at March 31, 2024 under the Plan.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  Stockholder’s deficit (continued)

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

A summary of the Company’s warrant activity during the period from January 1, 2023 to March 31, 2024 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding as of January 1, 2023	602,852,506	$0.000675 to $0.00205	$0.001306
Granted	745,810,761	$0.001	0.001
Forfeited/cancelled	(326,286,847)	$0.000675	0.000675
Exercised	—	—	—
Outstanding as of December 31, 2023	1,022,376,420	$0.001 to $0.00205	$0.0012840
Granted	—	—	—
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding as of March 31, 2024	1,022,376,420	$0.001 to $0.00205	$0.0012840

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  Stockholder’s deficit (continued)

The following table summarizes information about warrants outstanding at March 31, 2024:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.001	745,810,761	3.25		745,810,761
$0.002050	276,565,659	1.77		276,565,659
	1,022,376,420	2.85	$0.001284	1,022,376,420	$0.001284

All of the warrants outstanding at March 31, 2024 are vested. The warrants outstanding at March 31, 2024 have an intrinsic value of $0.

14.  Segment information

The Company had two reportable operating segments, until the disposal of CCH on June 30, 2023, prior to that date the Company derived rental income from the property owned by its CCH subsidiary, subsequent to June 30, 2023, the Company only provides rehabilitation services to customers, these services are provided to customers at our Evernia, Addiction Recovery Institute of America.

The segment operating results of the reportable segments for the prior three months ended March 31, 2023 is disclosed as follows:

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.  Net loss per common share

For the three months ended March 31, 2024 and 2023, the following warrants exercisable for shares and convertible securities convertible into a number of shares were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

	Three months ended March 31, 2024	Three months ended March 31, 2023

Shares issuable upon exercise of warrants	1,022,376,420	602,852,506
Shares issuable on conversion of convertible notes	178,224,555	582,290,570
	1,200,600,975	1,185,143,076

16.  Commitments and contingencies

a.       Options granted to purchase shares in ATHI

On July 12, 2020, the Company entered into a five-year option agreement with Leonite Capital LLC (“Leonite”) and other investors (collectively the “Transferees”). The Company agreed to sell to Leonite a portion of the total outstanding shares of ATHI from the shares of ATHI held by the company. The Company provided Leonite an option to purchase 4,000,000 shares of ATHI from the Company for a purchase consideration of $0.0001 per share (a total consideration of $400), based on the advances that Leonite made to the Company totaling $396,000. Leonite shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Leonite to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

On September 14, 2020, the Company entered into a five-year option agreement with Ed Blasiak (“Blasiak”) whereby the Company agreed to sell to Blasiak a portion of the total outstanding shares of ATHI. The Company provided Blasiak an option to purchase 571,428 shares of ATHI from the Company for a purchase consideration of $0.0001 per share (a total consideration of $57), based on the advances that Blasiak made to the Company totaling $50,000. Blasiak shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Blasiak to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

On October 29, 2020, the Company entered into a five-year option agreement with First Fire whereby the Company agreed to sell to First Fire a portion of the total outstanding shares of ATHI. The Company provided First Fire an option to purchase 1,428,571 shares of ATHI from the Company for a purchase consideration of $0.0001 per share (a total consideration of $143), based on the advances that First Fire made to the Company totaling $120,000. First Fire shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by First Fire to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

On October 29, 2020, the Company entered into a five-year option agreement entered into with Bauman, so that the Company agreed to sell to Bauman a portion of the total outstanding shares of ATHI. The Company provided Bauman an option to purchase 1,428,571 shares of ATHI from the Company for a purchase consideration of $0.0001 per share (a total consideration of $143), based on the advances that Bauman made to the Company totaling $120,000. Bauman shall share in all distributions by ATHI to the Company, on an as exercised basis, equal to the advances made by Bauman to the Company, thereafter the option will be reduced to 50% of the shares exercisable under the option.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.  Subsequent events

Series R Senior secured promissory notes

The company entered into the Series R senior secured promissory notes (“Series R Notes”), as detailed below, each note with a 10% original issue discount, bearing interest at 7.5% per annum, based on a 360 day year, which interest will be paid as follows: 90 days from inception - 3% per annum, 180 days - 6% per annum, 270 days – 9% per annum, and on maturity - 12% per annum or the balance of the interest outstanding. The note also provides for default interest of 24% per annum on all amounts outstanding after maturity. The notes may be prepaid upon 30 days’ notice to the lender. The notes are senior to all other indebtedness except for existing advances under receivables funding, outstanding line-of-credit advances and a certain $600,000 advance.

On April 8, April 14, and April 17, 2024, the Company issued three Series R Notes to investors, each note for $55,000 for gross proceeds of $50,000 for each note, including an original issue discount of $5,000.

On April 30, 2024, a Series N note holder entered into a swap agreement with an Investor (“Investor 4”) whereby his $250,000 Series N convertible note was assigned and transferred to Investor 4. The interest outstanding on the Series N note of $78,123 was repaid out of the proceeds of the Series R Note issued to Investor 4 on May 2, 2024. Subsequent to the repayment of the outstanding interest, on May 2, 2024, the Company exchanged the $250,000 Series N note for a $275,000 Series R Note, including an original issue discount of $25,000.

On May 2, 2024, the Company issued a $275,000 Series R Note to Investor 4, including an original issue discount of $25,000 for gross proceeds of $250,000. A portion of the proceeds was used to repay the interest on the Series N note, discussed above.

On May 10, 2024, the Company issued two Series R Notes to two investors (“Investor 5 and 6”), each note for $110,000 for gross proceeds of $100,000 for each Series R Note, each Series R Note including an original issue discount of $10,000. On May 10, 2024, a portion of the proceeds received from Investor 5 and 6 was used to repay outstanding interest of $32,926 on each of Investor 5 and 6, $100,000 Series N note. Subsequent to the payment of the outstanding interest the Company exchanged each $100,000 Series N note for two $110,000 Series R Notes, each Series R Note including an original issue discount of $10,000.

Revolving line of credit

Between April 8, 2024 and May 2, 2024, the Company repaid $186,120 of principal and interest on the initial revolving line of credit advance on February 1, 2024.

On May 15, 2024, the Company drew down a further $130,000 on the revolving line of credit, of which $85,800 was used to repay the second line of credit advance on February 15, 2024, the balance of $44,200 was used for working capital purposes.

Senior secured promissory note

On May 15, 2024, the Company, together with its subsidiaries, Evernia Health Center, LLC, American Treatment Holdings Inc, and Shawn Leon, entered into a Senior Secured Promissory Note (“Senior Note”)with an accredited investor for gross proceeds of $600,000, maturing on November 15, 2024 and bearing interest at 6% per annum for the first two months, 9% per annum for the following two months and 18% per annum for the last two months. The note also provides for default interest at a maximum of 24% per month, subject to the Usury Act. The Senior Note is senior to all other indebtedness including the promissory note issued to Q Global Trust, LLC (“Q Global”), except for allowed payments in terms of the Q Global agreement, as described below. The Senior Note, upon an event of default, may be converted into shares of ATHI at the rate of 1% of ATHI for each $24,000 of indebtedness, capped at $633,000. The proceeds from this note were used as the down payment for the acquisition of the remaining 25% of ATHI held by the minority shareholder.

Purchase of minority shareholder interest in ATHI

On May 15, 2024, the Company, Q Global Trust, LLC (the “Seller”), Lawrence B Hawkins and ATHI entered into an agreement for the purchase of the 25% minority shareholders interest in the share capital of ATHI for gross proceeds of $1,100,000. The Company paid proceeds of $625,000 on closing, and issued the Seller a promissory note for $475,000, subordinated to the Senior Note above. The Company will make 8 monthly installments of $10,000 each and on the ninth month a payment of $157,500, for the next eight months the Company will make payments of $10,000 each and on the eighteenth month a final payment of $157,500, totaling $475,000. The note does not bear interest and is guaranteed by Shawn Leon, Evernia Health Center, LLC and ATHI.

Share subscription

On April 6, 2024, the Company entered into a share subscription agreement in terms of a Regulation A filing, resulting in the issuance of 2,083,300 shares of common stock for gross proceeds of $2,500 at $0.0012 per share

Other than disclosed above, the Company has evaluated subsequent events through the date of the condensed consolidated financial statements were issued, we did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our condensed consolidated financial statements and the notes presented herein and the consolidated financial statements and the other information set forth in our Annual Report on Form 10- K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on May 7, 2024. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Plan of Operation

During the next twelve months, the Company plans to continue to grow the Evernia business organically or through acquisitions, should any opportunities present themselves.

On March 22, 2024, we executed a LOI to acquire certain assets, including furniture, equipment inventory and supplies of Boca Cove Detox, LLC, along with the assignment of lease and sub-lease for premises located at 899 Meadow Avenue, Boca Raton, Florida.

The purchase price is $240,000 with monthly repayment of $20,000 per month beginning on the Effective Date, defined below, of the agreement for a period of 12 months. We paid a non-refundable Exclusivity Deposit (“Exclusivity Deposit”) to the Seller, which deposit will be applied to the purchase price. In addition, upon the execution of the transaction documents, we will pay to the seller a Security Deposit (“Security Deposit”) of $83,393 which will be applied to the purchase price if the assignment of the lease is completed within 12 months of the effective date, if not completed within 11 months of the effective date, than $20,000 will be applied to the 12 installment of the purchase price, with the remaining balance of $63,393 remaining as the Security Deposit and applied to the last month of the sub-lease agreement.

The Effective Date is the earlier of us obtaining a license for the premises or 30 days from the signing of the LOI and the payment of the Exclusivity Deposit.

The Exclusivity period is to last as long as the parties are negotiating the terms of the transaction documents or 30 days from the date of execution of the LOI, which was executed on March 25, 2024, whichever date is later. The contractual terms are still being negotiated, pending the seller obtaining certain building certifications.

Results of operations for the three months ended March 31, 2024 and 2023.

Revenues

Revenues were $1,300,100 and $1,300,046 for the three months ended March 31, 2024 and 2023, respectively, an increase of $54 or 0%. The revenue from in-patient services was $1,300,100 and $1,210,627 for the three months ended March 31, 2024 and 2023, respectively, an increase of $89,838 or 7.4%. The increase is in line with expectations, with a slight impact of current market conditions being felt by the business. The revenue from rental properties was $0 and $89,419 for the three months ended March 31, 2024 and 2023, respectively, The Company sold its property-owning subsidiary, CCH on June 30, 2023.

Operating Expenses

Operating expenses were $1,529,175 and $1,225,020 for the three months ended March 31, 2024 and 2023, respectively, an increase of $304,155 or 24.2%. The increase is primarily due to the following:

●	General and administrative expenses was $274,545 and $241,237 for the three months ended March 31, 2024 and 2023, respectively, an increase of $33,308 or 13.8%. The increase is primarily due to general inflationary increases of several individually insignificant expense line items

●	Rent expense was $265,132 and $114,564 for the three months ended March 31, 2024 and 2023, respectively, an increase of $150,568 or 131.4%. The increase is primarily due to an increase in rental which arose on the acquisition of the building from our landlord and the immediate disposal of the building to a third party on August 4, 2023, resulting in the cancellation of the old lease which expired in January 2027 and entering into a new 20 year lease expiring in August 2043, at an increase in monthly rental cost of approximately $33,000 per month and a rental smoothing adjustment over the 20 year lease of approximately $19,000 per month.

●	Management fees were $0 and $27,500 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $27,500 or 100.0%. In the prior period management fees were paid to the minority shareholder in Evernia, these fees were for a limited time and are no longer payable.

●	Professional fees were $150,550 and $111,204 for the three months ended March 31, 2024 and 2023, respectively, an increase of $39,346 or 35.4%. The increase is due to additional fees incurred on regulation A fund raising during the current period.

●	Salaries and wages were $727,741 and $592,036 for the three months ended March 31, 2024 and 2023, respectively, an increase of $135,678 or 22.9%. The increase is due the increase in staff headcount during the current year.

●	Depreciation expense was $111,206 and $138,479 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $27,273 or 19.7%, primarily due to the disposal of CCH and its related plant and equipment in June 2023.

Operating loss (income)

The operating loss was $(229,074) and operating income was $75,026 for the three months ended March 31, 2024 and 2023, respectively, an increase in loss of $304,100 or 405.3%. The slight increase in patient revenues and the disposal of our CCH subsidiary in June 2023, resulted in minimal overall revenue growth, which was offset by the $319,155 increase in operating expenses, as discussed under revenue and operating expenses above.

Interest income

Interest income was $575 and $0 for the three months ended March 31, 2024 and 2023, an increase of $575 or 100%, interest income is immaterial.

Interest expense

Interest expense was $93,186 and $157,096 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $63,910 or 40.7%, primarily due to the repayment of convertible debt incurring penalty interest rates in the prior year.

Amortization of debt discount

Amortization of debt discount was $63,162 and $76,921 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $13,759 or 17.94%. The amortization of debt discount related primarily due to short-term receivables funding, in the prior year receivables funding balances were significantly higher than in the current period.

Foreign exchange movements

Foreign exchange income was $10,645 and foreign exchange loss was $(2,955) or the three months ended March 31, 2024 and 2023, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars. The Dollar strengthened against the Canadian Dollar during the current period, resulting in an unrealized loss on Canadian denominated assets.

Taxation

Taxation was $0 and $13,771 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $13,771 or 100.0%, primarily due to increased operating expenses in the Evernia operation, resulting in a loss for the quarter, and therefore no taxation provision.

Net loss

Net loss was $374,203 and $175,717 for the three months ended March 31, 2024 and 2023, respectively, an increase of $198,486 or 113.0%. The increase was primarily due to the increase in operating expenses offset by the reduction in interest expense and amortization of debt discount, which is fully discussed above.

Commitments and contingencies

The company has commitments under operating and finance leases as follows:

The amount of future minimum lease payments under finance leases as of March 31, 2024 is as follows:

Amount
Remainder of 2024	$7,372
2025	9,829
2026	6,195
2027	1,707
$25,103

The amount of future minimum lease payments under operating leases as of March 31, 2024, is as follows:

Amount

Remainder of 2024	$567,856
2025	775,615
2026	796,945
2027	818,861
2028	841,379
2029 and thereafter	15,358,663
$19,159,319

The company also has commitments under convertible loans and short-term loans. If the convertible loans, as disclosed in note 8, above are not converted they will need to be repaid.

Liquidity and Capital Resources

Cash used in operating was $106,569 and cash generated by operating activities was $(105,874) for the three months ended March 31, 2024 and 2023, respectively, an increase of $212,443. The increase is primarily due to the following:

●	An increase in net loss of $198,486, as discussed under results of operations above.

●	Offset by a decrease in the movement of non-cash items of $88,0358, primarily due to the movement in the right of use asset of $62,535 and the movement in depreciation expense of $27,273.

●	Working capital movements increased by $74,078, primarily due to an increase in the movement of accounts receivable balance of $238,792, an increase in the movement in operating lease liabilities of $118,406, and an increase in the movement of other current assets of $64,349, offset by the movement in payable and accrued liabilities of $(308,626).

Cash used in investing activities was $52,462 and $102,418 for the three months ended March 31, 2024 and 2023, respectively. In the current period we invested in leasehold improvements and furniture and fittings to increase capacity at our Evernia facility and paid an additional deposit of $20,000 for the acquisition of a treatment facility.

Cash provided by financing activities was $238,615 and cash used in financing activities was $117,743 for the three months ended March 31, 2024 and 2023, during the current period we raised funding from promissory notes of $302,000 and $87,898 from related parties, offset by the repayment of receivables funding of $146,067.

In the prior year the Company received receivables funding of $190,000, and repaid $204,133, in addition mortgage repayments of $29,300 were made and repayments to related parties of $58,917 were made.

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

 Going Concern

Our unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations in the normal course of business. At March 31, 2024, we had a working capital deficiency of $7.9 million, and total liabilities in excess of assets in the amount of $6.6 million. We believe that current available resources will not be sufficient to fund our planned expenditures over the next 12 months. Accordingly, we will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement our business plan and generate sufficient revenue in excess of costs. If we raise additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If we raise additional funds by issuing debt, we may be subject to limitations on its operations, through debt covenants or other restrictions. If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that we will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on our financial condition. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2024 are not effective due to a lack of written policies and procedures to address all material transactions and developments impacting our financial statements.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2024. Our management is committed to improving our controls and procedures by, among other matters, continuing to consider and adopt appropriate policies and procedures to address all material transactions and developments impacting our financial statements. However, our management does not expect that our disclosure controls and procedures and our internal control processes, even if improved, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 2. Unregistered sales of equity securities and use of proceeds

Unregistered sales of equity securities

None.

Use of proceeds from public offerings of common stock

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

Date: May 31, 2024

By:/s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	May 31, 2024
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ Gerald T. Miller	Director	May 31, 2024
Gerald Miller

