Form 10-Q
period 2024-06-30
ETHEMA HEALTH Corp
filed 2024-08-19
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of common stock outstanding as of August 19, 2024 was 7,729,053,805.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Health Corporation.

FORM 10-Q

ETHEMA HEALTH CORPORATION

ETHEMA HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)

Current assets
Cash	$31,102	$68,573
Accounts receivable, net	272,872	313,338
Prepaid expenses	26,453	18,159
Other current assets	1,478	3,030
Related party receivables	13,571	—
Total current assets	345,476	403,100
Non-current assets
Property and equipment	762,979	508,401
Intangible assets, net	715,961	894,952
Right of use assets	10,052,463	9,323,723
Deposits paid	472,393	389,000
Total non-current assets	12,003,796	11,116,076
Total assets	$12,349,272	$11,519,176

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$507,899	$352,101
Convertible notes, net of discounts	2,169,570	4,419,927
Short-term notes	2,379,445	680,672
Promissory note	267,500	—
Receivables funding	284,064	211,961
Government assistance loans	15,062	14,962
Operating lease liability	275,457	38,563
Finance lease liability	8,714	8,426
Related party payables	2,638,078	2,572,292
Total current liabilities	8,545,789	8,298,904
Non-current liabilities
Convertible notes, net of discounts	1,730,048	—
Government assistance loans	12,920	20,520
Promissory note	197,500	—
Operating lease liability	9,990,756	9,383,557
Finance lease liability	12,017	16,475
Total non-current liabilities	11,943,241	9,420,552
Total liabilities	20,489,030	17,719,456

Preferred stock - Series B; $1.00 par value 10,000,000 authorized, 0 and 400,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023.	—	—

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 10,000,000 authorized, 4,000,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	40,000	40,000
Common stock - $0.01 par value, 10,000,000,000 shares authorized; 3,729,053,805 and 3,729,053,805 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	37,290,539	37,290,539
Additional paid-in capital	25,087,925	26,187,925
Discount for shares issued below par value	(27,363,367)	(27,363,367)
Accumulated deficit	(43,194,855)	(42,355,377)
Total stockholders’ deficit	(8,139,758)	(6,200,280)
Total liabilities and stockholders’ deficit	$12,349,272	$11,519,176

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023

Revenues	$1,490,100	$1,565,959	$2,790,200	$2,866,005

Operating expenses
General and administrative	363,230	265,165	637,775	506,402
Rent expense	274,130	105,933	539,263	220,497
Management fees	—	215,503	—	243,003
Professional fees	301,132	177,910	455,682	289,114
Salaries and wages	717,032	629,707	1,440,773	1,221,743
Depreciation and amortization	112,086	139,595	223,292	278,074
Total operating expenses	1,767,610	1,533,813	3,296,785	2,758,833

Operating loss (income)	(277,510)	32,146	(506,585)	107,172

Other Income (expense)
Other income	—	339	—	339
Penalty on convertible debt	—	(34,688)	—	(34,688)
Extension fee – property purchase	—	(130,000)	—	(130,000)
Interest income	523	—	1,098	—
Interest expense	(106,914)	(143,981)	(200,100)	(301,077)
Amortization of debt discount	(75,240)	(87,526)	(138,402)	(164,447)
Foreign exchange movements	(6,134)	(87,791)	4,511	(90,746)
Net loss before income taxes	(465,275)	(451,501)	(839,478)	(613,447)
Income taxes	—	219,346	—	205,575
Net loss	(465,275)	(232,155)	(839,478)	(407,872)
Net loss (income) attributable to non-controlling interest	101,842	(93,880)	101,842	(96,848)
Net loss allocable to Ethema Health Corporation Stockholders	(363,433)	(326,035)	(737,636)	(504,720)
Preferred stock dividend	—	(5,984)	—	(11,901)
Preferred stock dividend – non controlling interest	—	(17,822)	—	(35,324)
Net loss available to common shareholders of Ethema Health Corporation	(363,433)	(349,841)	(737,636)	(551,945)
Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	—	6,569	—	5,065

Total comprehensive loss	$(363,433)	$(343,272)	$(737,636)	$(546,880)
Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding
Basic and diluted	3,729,053,805	3,729,053,805	3,729,053,805	3,729,053,085

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred		Common		Additional paid-in	Discount to	Accumulated other Comprehensive	Accumulated	Non-controlling shareholders
	Shares	Amount	Shares	Amount	Capital	par value	Income	Deficit	interest	Total
Balance as of December 31, 2023	4,000,000	$40,000	3,729,053,805	$37,290,539	$26,187,925	$(27,363,367)	$—	(42,355,377)	—	(6,200,280)
Net loss	—	—	—	—	—	—	—	(374,203)	—	(374,203)
Balance as of March 31, 2024	4,000,000	$40,000	3,729,053,805	$37,290,539	$26,187,925	$(27,363,367)	$—	$(42,729,580)	$—	$(6,574,483)
Acquisition of minority shareholders interest	—	—	—	—	(1,201,842)	—	—	—	101,842	(1,100,000)
Net loss	—	—	—	—	—	—	—	(363,433)	(101,842)	(465,275)
Balance as of June 30, 2024	4,000,000	$40,000	3,729,053,805	$37,290,539	$24,986,083	$(27,363,367)	$—	(43,093,013)	—	(8,139,758)

	Series A Preferred		Common		Additional paid-in	Discount to	Accumulated other Comprehensive	Accumulated	Non-controlling shareholders
	Shares	Amount	Shares	Amount	Capital	par value	Income	Deficit	interest	Total
Balance as of December 31, 2022	4,000,000	$40,000	3,729,053,805	$37,290,539	$23,419,917	$(27,363,367)	$(5,065)	$(43,484,751)	$870,184	$(9,232,543)
Foreign currency translation	—	—	—	—	—	—	(1,504)	—	—	(1,504)
Net loss	—	—	—	—	—		—	(178,685)	2,968	(175,717)
Dividends accrued	—	—	—	—	—	—	—	(23,419)	—	(23,419)
Balance as of March 31, 2023	4,000,000	$40,000	3,729,053,805	$37,290,539	$23,419,917	$(27,363,367)	$(6,569)	$(43,686,855)	$873,152	$(9,433,183)
Disposal of subsidiary to related party	—	—	—	—	2,034,885	—	—	—	(700,000)	1,334,885
Deemed extinguishment of debt by related party	—	—	—	—	461,184	—	—	—	—	461,184
Foreign currency translation	—	—	—	—	—	—	6,569	—	—	6,569
Net loss	—	—	—	—	—	—	—	(326,035)	93,880	232,155
Dividends accrued	—	—	—	—	—	—	—	(23,806)	—	(23,806)
Balance as of June 30, 2023	4,000,000	$40,000	3,729,053,805	$37,290,539	$25,915,986	$(27,363,367)	$—	$(44,036,696)	$267,032	$(7,886,506)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30, 2024	Six months ended June 30, 2023
Operating activities
Net loss	$(839,478)	$(407,872)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	223,292	278,074
Amortization of debt discount	138,401	164,447
Amortization of right of use asset	15,517	142,657
Penalty on convertible promissory notes	—	34,688
Deferred tax movement	—	(31,064)
Changes in operating assets and liabilities
Accounts receivable	171,106	(79,460)
Prepaid expenses and other current assets	(6,741)	(28,034)
Accounts payable and accrued liabilities	(71,854)	339,697
Operating lease liabilities	99,837	(140,434)
Taxes payable	—	(237,211)
Net cash (used in) provided by operating activities	(269,920)	35,488
Investing activities
Purchase of property and equipment	(58,880)	(21,642)
Acquisition of business	(240,000)	—
Acquisition of minority shareholders interest	(625,000)	—
Deposits paid	(83,393)	—
Net cash used in investing activities	(1,007,273)	(21,642)
Financing activities
Repayment of mortgage loans	—	(58,320)
Repayment of convertible notes	—	(10,000)
Proceeds from short-term notes	1,732,000	—
Repayment of short-term notes	(570,000)	—
Repayment of promissory note	(10,000)	—
Repayment of government assistance loans	(7,493)	(7,147)
Repayment of third-party loans	—	(25,970)
Repayment of finance leases	(4,169)	(3,909)
Proceeds from receivables funding	295,000	265,750
Repayment of receivables funding	(232,733)	(448,905)
Proceeds from related party payables	52,215	78,246
Net cash provided by (used in) financing activities	1,254,820	(210,255)
Effect of exchange rate changes on cash	(15,098)	83,460
Net change in cash	(37,471)	(112,949)
Beginning cash balance	68,573	140,757
Ending cash balance	$31,102	$27,808
Supplemental cash flow information
Cash paid for interest	$222,109	$90,888
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities
Promissory note issue on acquisition of minority shareholders interest	475,000	$—
Disposal of subsidiary to related party	$—	$1,334,885
Deemed extinguishment of debt by related party	$—	$461,184

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

Acquisition of minority shareholders interest in ATHI

On May 15, 2024, the Company entered into a Stock Purchase Agreement whereby it acquired the remaining 25% of ATHI representing 5,000,000 shares from the minority shareholder for gross proceeds of $1,100,000. The Company paid an initial deposit of $25,000 and on closing an additional $600,000. The Company issued a non-interest-bearing promissory note for the remaining balance of $475,000, which promissory note is repayable in installments of $10,000 a month on each monthly anniversary date of the agreement for months one to eight (eight installments) and months ten through seventeen (eight installments), and payments of $157,500 on month nine and month eighteen, for a total of $475,000.

The Company sold its real estate on which its Greenstone Muskoka clinic operated during the prior year.

Acquisition of assets and assignment of lease and sub-lease for Boca cove Detox Center

On March 22, 2024, the Company executed a LOI to acquire certain assets, including furniture, equipment inventory and supplies of Boca Cove Detox, LLC, along with the assignment of lease and sub-lease for premises located at 899 Meadow Avenue, Boca Raton, Florida. On May 1, 2024 the Company, through its subsidiary Evernia Health Center LLC, entered into a Definitive Agreement whereby the Company would assume the lease for suites 100,101, 201, 202 and 203 located at 899 Meadows Road, Boca Raton, Florida (the “Leased Premises”) and the furniture, fixtures and equipment located therein, upon the assignment of the lease from the property owner. The lease was assigned on June 10, 2024 and the Company entered into a Bill of Sale to give effect to the Definitive Agreement.

The purchase price was $240,000 which was settled by a deposit of $20,000 and a cash payment of $220,000 and the payment to the Seller of $83,393 for the assumption of the security deposit held by the landlord of the Leased Premises located at 899 Meadows Road

2.   Summary of significant accounting policies

Financial Reporting

The (a) unaudited condensed consolidated balance sheets as of June 30, 2024, and as of December 31, 2023, which has been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations, stockholders’ deficit and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on May 7, 2024.

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

The relevant translation rates for the prior year were as follows: For the six months ended June 30, 2023, a closing rate of CDN$1 equals US$0.7553 and an average exchange rate of CDN$1 equals US$0.7420.

c)	Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with several financial institutions in the USA and Canada. There were no cash equivalents at June 30, 2024 and December 31, 2023.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued)

e)   Allowance for credit losses, Contractual and Other Discounts

The Company recognizes revenue based on historical collections received from healthcare providers, recognizing only a percentage of revenues actually billed. Effectively recognizing revenue net of any expected billing differentials. Based on the Company’s collection experience, the percentage of revenue recognized is adjusted on a periodic basis, thereby considering expected credit losses in the revenue recognition process. The revenue we recognize is already net of expected credit losses.

We constantly evaluate our collections experience and consider the market conditions and current economic developments facing the Company’s operations. We have not experienced significantly different collections to revenues we have recognized and we have not seen any deterioration in the payment patterns from the healthcare providers that the Company works with, we cannot predict with any certainty that the payment patterns the Company experiences may change and we may be required to adjust the percentage of revenue recognized.

f)  Leases

The Company accounts for leases in terms of ASC 842. In terms of ASC 842, the Company assesses whether any asset-based leases entered into for periods longer than twelve months meet the definition of financial leases or operation leases, by evaluating the terms of the lease, including the following; the duration of the lease; the implied interest rate in the lease; the cash flows of the lease; and whether the Company intends to retain ownership of the asset at the end of the lease term.

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

Settlements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s receivables were $272,872 and $313,338 at June 30, 2024 and December 31, 2023, respectively. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount.

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

There were no stock-based compensation awards that vested during the three and six months ended June 30, 2024 and 2023 and there was no stock-based compensation recorded in the unaudited condensed consolidated financial statements.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued)

q)   Financial instruments risks

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet dates, June 30, 2024 and December 31, 2023.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of approximately $8.2 million, and an accumulated deficit of approximately $43.2 million. The Company is dependent upon the raising of additional capital to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its convertible debt, short term loans, third party loans and government assistance loans as of June 30, 2024. In the opinion of management, interest rate risk is assessed as moderate.

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

r)   Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued additional updates during the six months ended June 30, 2024. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s consolidated financial statements upon adoption.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Going concern

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. At June 30, 2024 the Company has a working capital deficiency of $8.2 million, and total liabilities in excess of assets in the amount of $8.1 million. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about the Company's ability to continue as a going concern for one year from the date of issuance of these condensed interim consolidated financial statements.

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

4.    Acquisition of minority shareholders interest in ATHI

On May 15, 2024, the Company entered into a Stock Purchase Agreement whereby it acquired the remaining 25% of ATHI representing 5,000,000 shares from the minority shareholder for gross proceeds of $1,100,000. The Company paid an initial deposit of $25,000 and on closing an additional $600,000. The Company issued a non-interest-bearing promissory note for the remaining balance of $475,000, which promissory note is repayable in installments of $10,000 a month on each monthly anniversary date of the agreement for months one to eight (eight installments) and months ten through seventeen (eight instalments), and payments of $157,500 on month nine and month eighteen, for a total of $475,000.

The acquisition of the minority shareholders interest was accounted for in terms of ASC 810, Consolidation.-45.

Amount
Purchase price
Cash	$625,000
Promissory note	475,000
1,100,000
Allocation of purchase price
Minority shareholders interest	101,842
Additional paid in capital	(1,201,842)
$(1,100,000)

5.    Acquisition of Boca Cove Detox

On March 22, 2024, the Company executed a LOI to acquire certain assets, including furniture, equipment inventory and supplies of Boca Cove Detox, LLC, along with the assignment of lease and sub-lease for premises located at 899 Meadow Avenue, Boca Raton, Florida. On May 1, 2024 the Company, through its subsidiary Evernia Health Center LLC, entered into a Definitive Agreement whereby the Company would assume the lease for suites 100,101, 201, 202 and 203 located at 899 Meadows Road, Boca Raton, Florida (the “Leased Premises”) and the furniture, fixtures and equipment located therein, upon the assignment of the lease from the property owner. The lease was assigned on June 10, 2024 and the Company entered into a Bill of Sale to give effect to the Definitive Agreement.

The purchase price was $240,000 which was settled by a deposit of $20,000 and a cash payment of $220,000 and the payment to the Seller of $83,393 for the assumption of the security deposit held by the landlord of the Leased Premises located at 899 Meadows Road.

Amount
Purchase price
Cash	$323,393
323,393
Allocation of purchase price
Property and equipment	240,000
Deposit assumed on leased premises	83,393
$323,393

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.    Disposal of subsidiary

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

7.    Property and equipment

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

Simultaneously with the closing of the purchase and sale agreements, on August 4, 2023, the Company entered into a long-term lease for 950 with an initial term of twenty years, and two ten-year extension options. The lessor is Pontus EHC Palm Beach, LLC, a Delaware limited liability company and a portfolio company of Pontus Net Lease Advisors, LLC. The lease is absolutely net and the lease cost for the initial year is $748,000 paid monthly. The lease increases at a rate of 2.75% per year for a total term lease obligation of $19,595,653 over the initial twenty-year term. The Lease is personally guaranteed by the Company President and the guarantee may be released after 5 years based on certain financial and performance metrics being met.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.    Property and equipment (continued)

Acquisition and simultaneous disposition of property (continued)

The Company paid gross proceeds of $1,449,000 to Leonite Capital and Leonite Fund I, LP in settlement of all amounts outstanding to both entities. In addition, $65,450 was paid to Ed Blasiak to settle the convertible promissory owing to him and $179,474 was paid to Joshua Bauman to settle the convertible promissory note owing to him, and $260,548 was paid to Mirage Realty, LLC to settle the senior secured promissory note owing to Mirage.

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

Acquisition of Boca Cove Detox

On May 1, 2024 the Company, through its subsidiary Evernia Health Center LLC, entered into a Definitive Agreement whereby the Company would assume the lease for suites 100,101, 201, 202 and 203 located at 899 Meadows Road, Boca Raton, Florida (the “Leased Premises”) and the furniture, fixtures and equipment located therein, upon the assignment of the lease from the property owner. The lease was assigned on June 10, 2024 and the Company entered into a Bill of Sale to give effect to the Definitive Agreement. The purchase price of the assets was $240,000.

Property and equipment consists of the following:

		June 30, 2024			December 31, 2023
	Useful lives	Cost	Accumulated depreciation	Net book value	Net book value
Leasehold improvements	Life of lease	513,919	(112,665)	401,254	371,308
Furniture and fittings	6 years	395,235	(60,303)	334,932	104,715
Vehicles	5 years	55,949	(34,655)	21,294	26,889
Computer equipment	3 years	8,925	(3,426)	5,499	5,489
		$974,028	$(211,049)	$762,979	$508,401

Depreciation expense for the three months ended June 30, 2024 and 2023 was $22,591 and $50,589, respectively, and for the six months ended June 30, 2024 and 2023 was $44,302 and $99,084, respectively.

On June 30, 2023, the Company sold its interest in Cranberry Cove Holdings to Leonite Capital, which includes the land and property. Refer Note 6 above.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Intangibles

Intangible assets consist of the following:

	Useful lives	June 30, 2024			December 31, 2023
		Cost	Accumulated amortization	Net book value	Net book value
Health care Provider license	5 years	$1,789,903	$(1,073,942)	$715,961	$894,952

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

The Company recorded $89,495 in amortization expense for finite-lived assets for each of the three months ended June 30, 2024 and 2023 and $178,990 for each of the six months ended June 30, 2024 and 2023.

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

As described in note 7 above, on October 3, 2022 the Company entered into a purchase and sale agreement with Evernia Station Limited Partnership for the purchase of 950 Evernia Street, West Palm Beach, Florida, the property in which it operates its treatment center, for gross proceeds of $5,500,000. On August 3, 2023, after 6 addendums to the agreement, the Company closed on the acquisition of the property. This resulted in the termination of the lease with Evernia station, resulting in the reversal of the remaining right-of-use asset of $1,226,080 and the associated operating lease liability of $1,328,803, which liability included $102,723 of accrued rental, which was offset against the rental expense.

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

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the Fannie Mae, in excess of $3,000,000 rate based on an 80% value to loan ratio, averaging the 15- and 30-year indicative rates, resulting in a rate of 7.70%. The Company determined that 7.70% per annum was an appropriate incremental borrowing rate to apply to its real estate operating lease.

The present value of the future minimum lease payments was valued at $9,333,953 on August 4, 2023.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Leases (continued)

On May 1, 2024 the Company, through its subsidiary Evernia Health Center LLC, entered into a Definitive Agreement whereby the Company would assume the lease for suites 100,101, 201, 202 and 203 located at 899 Meadows Road, Boca Raton, Florida (the “Leased Premises”) and the furniture, fixtures and equipment located therein, upon the assignment of the lease from the property owner. The lease was assigned on June 10, 2024 and the Company entered into a Bill of Sale to give effect to the Definitive Agreement.

The purchase price was $240,000 which was settled by a deposit of $20,000 and a cash payment of $220,000 and the payment to the Seller of $83,393 for the assumption of the security deposit held by the landlord of the Leased Premises located at 899 Meadows Road

The assigned lease has a remaining term of 3 years, expiring on June 30, 2027, with an initial monthly lease cost of $21,843 from July 1, 2024 to December 31, 2024, escalating by 2.9% per annum, each annual period being a calendar year.

To determine the present value of minimum future lease payments for operating leases at June 10, 2024, the Company was required to estimate a rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment (the "incremental borrowing rate" or "IBR").

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the Bank rate 3/1 adjustable-rate mortgage which represents the average rate for several mortgage lenders in the market of 6.36%. The Company determined that 6.36% per annum was an appropriate incremental borrowing rate to apply to its real estate operating lease.

The present value of the future minimum lease payments was valued at $744,256 on June 10, 2024.

Right of use assets are included in the consolidated balance sheet are as follows:

	June 30, 2024	December 31, 2023
Non-current assets
Right-of-use assets – finance leases, net of depreciation, included in Property and equipment	$21,294	$26,889
Right-of-use assets - operating leases, net of amortization	$10,052,463	$9,323,723

Lease costs consists of the following:

	Six months ended June 30,
	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$5,595	$5,595
Interest expense on finance lease liabilities	771	1,031
	6,366	6,626

Operating lease cost	$374,000	$173,644
Lease cost	$380,366	$180,270

Other lease information:

	Six months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(771)	$(1,031)
Operating cash flows from operating leases	(374,000)	(173,644)
Financing cash flows from finance leases	(4,144)	(3,883)
Cash paid for amounts included in the measurement of lease liabilities	$(378,915)	$(178,558)

Weighted average lease term – finance leases	2 years and 5 months	3 years and 4 months
Weighted average remaining lease term – operating leases	18 years	3 years and 7 months

Discount rate – finance leases	6.58%	6.61%
Discount rate – operating leases	7.60%	4.64%

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Leases (continued)

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases are as follows:

Amount
Remainder of 2024	$4,915
2025	9,829
2026	6,195
2027	1,707
22,646
Imputed interest	(1,915)
Total finance lease liability	$20,731
Disclosed as:
Current portion	$8,714
Non-Current portion	12,017
Lease liability	$20,731

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2024	$511,915
2025	1,045,192
2026	1,074,288
2027	961,526
2028	841,379
2029 and thereafter	15,358,663
Total undiscounted minimum future lease payments	19,792,963
Imputed interest	(9,526,750)
Total operating lease liability	$10,266,213

Disclosed as:
Current portion	$271,457
Non-Current portion	9,990,756
Lease liability	$10,266,213

10.   Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity Date	Principal	Interest	June 30, 2024	December 31, 2023
Auctus Fund, LLC	0.0%	On Demand	$70,000	$—	$70,000	$70,000

Joshua Bauman	10.0%	August 9, 2024	120,776	6,996	127,772	121,766

Series N convertible notes	6.0%	December 31, 2024 to December 31, 2025	2,779,000	922,846	3,701,846	4,228,161

			$2,969,776	$929,842	$3,899,618	$4,419,927
Disclosed as follows:
Short-term					$2,169,570	$4,419,927
Long-term					1,730,048	—
					$3,899,618	$4,419,927

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

Between April 30, 2024 and May 10, 2024, three series N convertible note holders, converted principal of $450,000 into Series R promissory notes after the repayment of $151,475 of accrued interest.

During the current year, the Company repaid $17,250 of accrued interest to certain Series N convertible note holders.

11.   Short-term Notes

The short-term notes consist of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	June 30, 2024 Amount	December 31, 2023 Amount
LXT Biotech	6.0%	On Demand	$97,268	$30,475	$—	$127,743	$129,184

Mirage Realty	10.0%	June 15, 2024	—	—	—	—	236,421
	6 to 18%	November 15, 2024	600,000	4,500	—	604,500	—

Third Party	12.0%	On demand	290,785	31,070	—	321,855	315,067

Revolving line of credit	60.0%	May 1,2024	—	—	—	—	—
	60.0%	May 14, 2024	—	—	—	—	—
	60.0%	May 12, 2024	—	—	—	—	—
	60%	July 14, 2024	131,000	10,044	(234)	140,810	—
	60%	August 13, 2024	101,000	2,693	(734)	102,959	—

Series R Promissory notes	7.5%	March 31, 2025	1,155,000	13,819	(87,241)	1,081,578	—

Total convertible notes payable			$2,375,053	$92,601	$(88,209)	$2,379,445	$680,672

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

11.  Short-term Notes (continued)

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

On May 13, 2024, the Company repaid principal of $250,000 and accrued interest thereon of $15,000, thereby extinguishing the debt.

On May 15, 2024, the Company, entered into a senior secured promissory note in the aggregate principal amount of $600,000. The note earns interest at 6% per annum for the first two months and 9% per annum for the following two months and 18% for the next two months. The note matures on November 15, 2024. The proceeds of the note were used to acquire the minority shareholder interest in ATHI, refer note 4 above.

Third party note

On April 12, 2019, Eileen Greene, a related party, assigned CDN$1,000,000 of the amount owed by the Company to her, to a third party. The loan bears interest at 12% per annum which the Company agreed to pay. This loan was assumed by the Company on the disposal of CCH to Leonite Capital as disclosed in note 4 above.

During April and May 2023, the Company made interest repayments of CDN$35,000 (approximately $25,970) on the third-party loan. Between August 9 and August 10, 2023, the Company made principal repayments of CDN$345,890 ($257,775) and interest repayments of CDN$104,110 (approximately $77,515).

Revolving line of credit

On February 1, 2024 Ethema Health Corporation, American Treatment Holdings Inc, and Evernia Health Center LLC entered into a secured revolving line of credit agreement (“ Agreement”) with Testing 123, LLC. The draw under the is limited to a maximum of 80% of the Receivables balance as provided to the Lender, subject to the maximum borrowing under the Term Loan Agreement of $1,000,000. The interest on the term loan is 5% per month. The revolving credit line is valid for a period of two years and each draw will have a maturity date that is two months from the draw date, with an origination fee of $1,000 per draw. Each loan may be prepaid at any time without penalty. The Company will pay a commitment fee of $40,000 to the borrower in common shares on the completion of a public offering, unless no such offering takes place within a year, whereby the outstanding principal will be increased by $40,000. The revolving credit line is secured by all assets, tangible and intangible of the Company and its direct and indirect subsidiaries, American Treatment Holdings, Inc. and Evernia Health Center, LLC.

12.       Promissory Note

On May 15, 2024, the Company entered into a Stock Purchase Agreement whereby it acquired the remaining 25% of ATHI representing 5,000,000 shares from the minority shareholder for gross proceeds of $1,100,000. The Company paid an initial deposit of $25,000 and on closing an additional $600,000. The Company issued a non-interest bearing promissory note for the remaining balance of $475,000, which promissory note is repayable in instalments of $10,000 a month on each monthly anniversary date of the agreement for months one to eight (eight instalments) and months ten through seventeen (eight instalments), and payments of $157,500 on month nine and month eighteen, for a total of $475,000.

The Company paid the first $10,000 instalment during June 2024.

	June 30, 2024	December 31, 2023

Promissory note	$465,000	$—
Disclosed as:
Current portion	267,500	—
Long-term portion	197,500	—
	465,000	—

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 13.  Receivables funding

June 2, 2023 Funding

On June 2, 2023, the Company received funding from an agreement entered into through its 75% held subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Bizfund.com (“Bizfund”), whereby $198,000 of the Receivables of Evernia were sold to Bizfund, for gross proceeds of $150,000, made up of a cash payment to the Company of $75,750 and the transfer of $74,250 of the January 19, 2023, outstanding principal to the June 2, 2023 funding agreement. The Company is obliged to pay 15.0% of the receivables until the amount of $198,000 is paid in full, with periodic repayments of $4,950 per week. The guarantor of the funding is a minority shareholder in ATHI.

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

The Company made weekly cash payments of $6,667 totaling $273,333 by June 30, 2024. The balance outstanding at June 30, 2024 was $46,667, less unamortized discount of $10,131.

May 30, 2024 Funding

On May 30, 2024, the Company, through its subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Fortunate Sons (“Fortunate”), whereby $375,000 of the Receivables of Evernia were sold to Fortunate for gross proceeds of $300,000. The Company also incurred fees of $5,000, resulting in net proceeds of $295,000. The Company is obliged to pay $10,750 per week commencing 4 weeks after the agreement was entered into until the amount of $375,000 is paid in full.

The proceeds of the receivables funding was used to acquire the assets of Boca Cove Detox.

14. Government assistance loans

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

On September 21, 2022, ARIA received partial forgiveness of the government assistance loan of $104,368, the balance of the loan plus accrued interest is due and payable. On December 30, 2022, the Company sold ARIA to its Chairman and CEO and agreed to assume the repayment of the government assistance loan. As of June 30, 2024, the balance outstanding, including interest thereon was $27,982.

15. Related parties

	June 30,	December 31,
	2024	2023
Related party receivables
Shawn E. Leon	$13,571	$—

Related party payables
Shawn E. Leon	—	61,267
Leon Developments Ltd.	1,092,701	1,092,701
Eileen Greene	1,545,377	1,418,324
Total related party payables	$2,638,078	$2,572,292

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Related parties (continued)

Shawn E. Leon

At June 30, 2024, the Company had a receivable from Shawn Leon of $13,571 and at December 31, 2023, the Company had a payable to Shawn Leon of $61,267. Mr. Leon is a director and CEO of the Company. The balances receivable and payable are non-interest bearing and have no fixed repayment terms.

Mr. Leon forfeited management fees due to him for the six months ended June 30, 2024 and for the year ended December 31, 2023.

Leon Developments, Ltd.

Leon Developments is owned by Shawn Leon, the Company’s CEO and director. As of June 30, 2024 and December 31, 2023, the Company owed Leon Developments, Ltd., $1,092,701.

Eileen Greene

As of June 30, 2024 and December 31, 2023, the Company owed Eileen Greene, the spouse of our CEO, Shawn Leon, $1,545,377 and $1,418,324, respectively. The amount owed to Ms. Greene is non-interest bearing and has no fixed repayment terms.

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

Authorized and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The company has issued 3,729,053,805 shares of common stock at June 30, 2024 and December 31, 2023.

b.	Series A Preferred shares

Authorized, issued and outstanding

The Company has authorized 10,000,000 Series A preferred shares with a par value of $0.01 per share. The Company has issued and outstanding 4,000,000 Series A Preferred shares at June 30, 2024 and December 31, 2023.

c.	Series B preferred shares

Authorized and outstanding

The Company has authorized 400,000 Series B preferred shares with a par value of $1.00 per share. The company has no issued and outstanding Series B Preferred shares at June 30, 2024 and December 31, 2023.

d.	Stock options

Our board of directors adopted the Greenstone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries, provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have no issued options at June 30, 2024 under the Plan.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.  Stockholder’s deficit (continued)

A summary of the Company’s warrant activity during the period from January 1, 2023 to June 30, 2024 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding as of January 1, 2023	602,852,506	$0.000675 to $0.00205	$0.001306
Granted	745,810,761	$0.001	0.001
Forfeited/cancelled	(326,286,847)	$0.000675	0.000675
Exercised	–	–	–
Outstanding as of December 31, 2023	1,022,376,420	$0.001 to $0.00205	$0.0012840
Granted	–	–	–
Forfeited/cancelled	–	–	–
Exercised	–	–	–
Outstanding as of June 30, 2024	1,022,376,420	$0.001 to $0.00205	$0.0012840

The following table summarizes information about warrants outstanding at June 30, 2024:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.001	745,810,761	3.00		745,810,761
$0.002050	276,565,659	1.52		276,565,659
	1,022,376,420	2.60	$0.001284	1,022,376,420	$0.001284

All of the warrants outstanding at June 30, 2024 are vested. The warrants outstanding at June 30, 2024 have an intrinsic value of $0.

17.	Segment information

The Company had two reportable operating segments, until the disposal of CCH on June 30, 2023, prior to that date the Company derived rental income from the property owned by its CCH subsidiary, subsequent to June 30, 2023, the Company only provides rehabilitation services to customers, these services are provided to customers at our Evernia, Addiction Recovery Institute of America.

The segment operating results of the reportable segments for the three months ended June 30, 2023 is disclosed as follows:

	Three months ended June 30, 2023
	Rental Operations	In-Patient services	Total

Revenue	$93,368	$1,472,591	$1,565,959
Operating expenses	215,408	1,318,405	1,533,813

Operating (loss) income	(122,040)	154,186	32,146

Other (expense) income
Forgiveness of intercompany loan	3,481,332	(3,481,332)	—
Extension fee on property purchase	—	(130,000)	(130,000)
Penalty on convertible notes	—	(34,688)	(34,688)
Other income	—	339	339
Interest expense	(47,731)	(96,250)	(143,981)
Amortization of debt discount	—	(87,526)	(87,526)
Foreign exchange movements	(28,290)	(59,501)	(87,791)
Net income (loss) before taxes	3,283,271	(3,734,772)	(451,501)
Taxes	—	219,346	219,346
Net income (loss)	$3,283,271	$(3,515,426)	$(232,155)

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	Segment information (continued)

The segment operating results of the reportable segments for the six months ended June 30, 2023 is disclosed as follows:

	Six months ended June 30, 2023
	Rental Operations	In-Patient services	Total

Revenue	$180,522	$2,685,483	$2,866,005
Operating expenses	245,528	2,513,305	2,758,833

Operating (loss) income	(65,006)	172,178	107,172

Other (expense) income
Forgiveness of intercompany loan	3,481,332	(3,481,332)	—
Extension fee on property purchase	—	(130,000)	(130,000)
Penalty on convertible notes	—	(34,688)	(34,688)
Other income	—	339	339
Interest expense	(95,464)	(205,613)	(301,077)
Amortization of debt discount		(164,447)	(164,447)
Foreign exchange movements	(29,325)	(61,421)	(90,746)
Net income (loss) before taxes	3,291,537	(3,904,984)	(613,447)
Taxes	—	205,575	205,575
Net income (loss)	$3,291,537	$(3,699,409)	$(407,872)

The operating assets and liabilities of the reportable segments as of June 30, 2023 is as follows:

	June 30, 2023
	Rental Operations	In-Patient services	Total

Purchase of fixed assets	$(43,611)	$65,253	$21,642
Assets
Current assets	—	579,941	579,941
Non-current assets	—	3,255,653	3,255,653
Liabilities
Current liabilities	—	(9,856,833)	(9,856,833)
Non-current liabilities	—	(1,865,267)	(1,865,267)
Net liability position	$—	$(7,886,506)	$(7,886,506)

18.  Net loss per common share

For the three and six months ended June 30, 2024 and 2023, the following warrants exercisable for shares and convertible securities convertible into a number of shares were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

	Three and six months ended June 30, 2024	Three and six months ended June 30, 2023

Shares issuable upon exercise of warrants	1,022,376,420	692,852,506
Shares issuable on conversion of convertible notes	174,044,742	582,290,570	`
	1,196,421,162	1,275,143,076

ETHEMA HEALTH CORPORATION

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.	Subsequent events

Edgewater Recovery Centers, LLC

On July 10, 2024 the Company finalized the execution of a letter of intent and a management agreement with respect to the assets and operations of Edgewater Recovery Center LLC of Morehead Kentucky. The purchase agreements will be for the shares and/or assets of Edgewater Recovery Centers, LLC (“ETC”), ERC Investments, LLC (“ERC”), JDE Properties, LLC (“JDE”), and New Journey LLC (“NJ”) as follows:

NJ:	The purchase price for NJ including cash, accounts receivable and real property at 721 White Street, Morehead, KY and not including any liabilities, not limited to, but including property taxes or income taxes, other than the mortgage loan against the property will be $1.00.

JDE:	The purchase price for JDE including cash, accounts receivable and real property at 164, 166 and 168 Maple Street, 1135 Rodburn Road, 214 Jackson Road, 70 Brandywine Lane and 1800 Rice Road, all in Morehead, KY and not including any liabilities, not limited to, but including property taxes and income taxes, other than mortgages and loans registered against the properties will be $1.00 plus an agreement to transfer the real property at 70 Brandywine Lane and 1800 Rice Road from JDE to the Seller, together with an assumption of mortgages against those properties.

ERC:	The purchase price for the ERC business including cash accounts receivable and real property at 1111 US 60 West and 425, 435 and 445 Clinic Drive, all in Morehead KY and not including any liabilities, not limited to, but including property taxes and income taxes, other than mortgage and loans against those properties, will be $2,600,000 paid by the issuance of a 6% interest Seller Note in the principal amount of $2,600,000 amortized over 25 years with a term of 7 years collateralized behind the existing mortgages on the ERC properties. Principal and interest payment on the $2,600,000 note of $16,752 will be paid monthly and will take effect upon the Closing Date. From and after the Effective Date and until the Closing Date, ETC will pay $13,000.00 (an amount equal to 6% interest on $2,600,000) per month to the Seller. The first payment of $13,000.00 will be made 30 days after the Effective Date.

ETC:	The purchase for the Business will include cash, accounts receivable and all assets of the business. The assumed liabilities will only be accounts payable for expenses of the Business from The Effective Date forward. All other liabilities other than debts to the Lenders, The Justice Department and the Seller will not be assumed. The purchase price for the Business will be $250,000.00 to be directed towards payment of legal fees and brokerage fees.

The Management Agreement will have an Effective Date of July 15, 2024.

Subscription for common shares by related parties

On July 12, 2024 the Company CEO and his spouse converted a total debt of $2 million into 4 billion shares of restricted common stock of the Company at the price of $0.0005 per share. The debt was non-interest bearing. A portion of the converted debt was due to Management fees that the CEO was entitled to under a management agreement for the Company subsidiary ARIA, bur deferred due to cash flow constraints.

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

Edgewater Recovery Centers, LLC

On July 10, 2024 the Company finalized the execution of a letter of intent and a management agreement with respect to the assets and operations of Edgewater Recovery Center LLC of Morehead Kentucky. The purchase agreements will be for the shares and/or assets of Edgewater Recovery Centers, LLC (“ETC”), ERC Investments, LLC (“ERC”), JDE Properties, LLC (“JDE”), and New Journey LLC (“NJ”) as follows:

NJ:	The purchase price for NJ including cash, accounts receivable and real property at 721 White Street, Morehead, KY and not including any liabilities, not limited to, but including property taxes or income taxes, other than the mortgage loan against the property will be $1.00.

JDE:	The purchase price for JDE including cash, accounts receivable and real property at 164, 166 and 168 Maple Street, 1135 Rodburn Road, 214 Jackson Road, 70 Brandywine Lane and 1800 Rice Road, all in Morehead, KY and not including any liabilities, not limited to, but including property taxes and income taxes, other than mortgages and loans registered against the properties will be $1.00 plus an agreement to transfer the real property at 70 Brandywine Lane and 1800 Rice Road from JDE to the Seller, together with an assumption of mortgages against those properties.

ERC:	The purchase price for the ERC business including cash accounts receivable and real property at 1111 US 60 West and 425, 435 and 445 Clinic Drive, all in Morehead KY and not including any liabilities, not limited to, but including property taxes and income taxes, other than mortgage and loans against those properties, will be $2,600,000 paid by the issuance of a 6% interest Seller Note in the principal amount of $2,600,000 amortized over 25 years with a term of 7 years collateralized behind the existing mortgages on the ERC properties. Principal and interest payment on the $2,600,000 note of $16,752 will be paid monthly and will take effect upon the Closing Date. From and after the Effective Date and until the Closing Date, ETC will pay $13,000.00 (an amount equal to 6% interest on $2,600,000) per month to the Seller. The first payment of $13,000.00 will be made 30 days after the Effective Date.

ETC:	The purchase for the Business will include cash, accounts receivable and all assets of the business. The assumed liabilities will only be accounts payable for expenses of the Business from The Effective Date forward. All other liabilities other than debts to the Lenders, The Justice Department and the Seller will not be assumed. The purchase price for the Business will be $250,000.00 to be directed towards payment of legal fees and brokerage fees.

Results of operations for the three months ended June 30, 2024 and 2023.

Revenues

Revenues were $1,490,100 and $1,565,959 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $75,859 or 4.8%. The revenue from in-patient services related to Evernia was $1,490,100 and $1,472,593 for the three months ended June 30, 2024 and 2023, respectively, an increase of $17,507 or 1.2%. Revenue remained largely flat during the current period.

The revenue from rental properties was $0 and $93,368 for the three months ended June 30, 2024 and 2023, a decrease of $93,368 or 100.0%. The subsidiary owning the rental property, CCH was sold on June 30, 2023.

 Operating Expenses

Operating expenses were $1,767,610 and $1,533,813 for the three months ended June 30, 2024 and 2023, respectively, an increase of $233,797 or 15.2%. The increase is primarily due to the following:

●	General and administrative expenses was $363,230 and $265,165 for the three months ended June 30, 2024 and 2023, respectively, an increase of $98,065 or 37.0%. The increase is primarily due to an increase in advertising and promotion expenses of $44,310 to increase awareness of the rehab facilities during the current period and an increase in property taxes of $59,221 based on accrued property taxes on the current property value. The remaining difference of $(5,466) is immaterial and is made up of several insignificant balances.

●	Rent expense was $274,130 and $105,933 for the three months ended June 30, 2024 and 2023, respectively, an increase of $168,197 or 158.8%. The increase is due to the acquisition of the Evernia property and the subsequent sale of property at an increased value with the simultaneous entry into a new 20-year lease agreement. The rental increased significantly by $110,520 over the period and the rental smoothing adjustment in terms of US GAAP over the life of the lease added an additional $57,677 to the current period charge.

●	Management fees were $0 and $215,503 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $215,503 or 100.0%. The decrease is due to management fees paid to Leon developments from CCH in the prior year, prior to the disposal of CCH to a third party on June 30, 2023.

●	Professional fees were $301,132 and $177,910 for the three months ended June 30, 2024 and 2023, respectively, an increase of $123,222 or 69.3%. The increase is primarily due to an increase in corporate consulting fees of $55,737, legal fees of $23,052 and professional fees of $ 24,219, all related to the recent acquisition of the minority shareholders interest in ATHI and the acquisition of Boca Cove Detox assets and the assumption of the operating lease. Professional contractors used to operate the rehab center increased by $20,213 as the company increased its human resources to a full complement.

●	Salaries and wages were $717,032 and $629,707 for the three months ended June 30, 2024 and 2023, respectively, an increase of $87,325 or 13.9%. The increase is primarily due to the increase in headcount as the company increased its human resources to a full staffing complement for the rehab center.

●	Depreciation and amortization was $112,086 and $139,595 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $27,509 or 19.7%. The decrease is due to the disposal of CCH, a property-owning subsidiary in the prior year.

Operating (loss) income

Operating (loss) was $277,510 and operating income was $32,146 for the three months ended June 30, 2024 and 2023, respectively, an increase of $309,656 or 963.3%. The increase is due to the increase in operating expenses of $233,797 and the loss of revenue from the rental properties of $93,368, offset by a slight increase in patient revenue of $17,507, as discussed in detail above.

 Penalty on convertible note

The penalty on convertible notes was $0 and $34,688 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $34,688 or 100%. The penalty on convertible note in the prior year was agreed upon with one of our lenders whose note was in default and was subsequently settled after June 30, 2023.

Extension fee on property purchase

The extension fee on the property purchase was $0 and $130,000 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $130,000 or 100%. The extension fee in the previous year was levied by the landlord of our West Palm Beach facility to afford us additional time to structure the acquisition of the facility.

Interest expense

Interest expense was $106,914 and $143,981 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $37,067 or 25.7%. The decrease is primarily due to monitoring fees incurred in the prior year on two short term notes and additional interest incurred on a senior secured promissory note advanced to the Company during the prior year. Several new notes were issued towards the end of the current period which will result in increased interest expense in future periods.

Amortization of debt discount

Amortization of debt discount was $75,240 and $87,526 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $12,286 or 14.0%. The decrease is primarily due to a decrease in the level of receivables funding during the current period compared to the prior period. Additional receivables funding was advanced towards the end of the current quarter, which will result in increased amortization expense over future periods.

Foreign exchange movements

Foreign exchange movements were $(6,134) and $(87,791) for the three months ended June 30, 2024 and 2023, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars. The Dollar was relatively stable against the Canadian dollar over the prior quarter and the prior period included the realization of an unrealized translation adjustments of $51,708 on the disposal of our property owning subsidiary Cranberry Cove Holdings.

Net loss before income taxes

Net loss before income taxes was $(465,275) and $(451,501) for the three months ended June 30, 2024 and 2023, respectively, an increase of $13,774 or 3.1%. The increase is primarily due to the increase in operating loss discussed above offset by decreases in penalty on convertible notes, the extension fee on property purchase, the decrease in interest expense and the decrease in amortization of debt discount and foreign exchange movements, all discussed in detail above.

Income Taxes

Income taxes was $0 and income taxes credit was $219,346 for the three months ended June 30, 2024 and 2023, a decrease of $219,346 or 100.0%. The decrease is due to the completion of tax returns in the prior year for our operating subsidiaries during the prior year quarter, which resulted in the reversal of previously provided for income taxes, primarily related to accelerated depreciation allowances on property and equipment.

Net loss

Net loss was $(465,275) and $(232,155) for the three months ended June 30, 2024 and 2023, respectively, an increase of $233,120 or 100.4%, primarily due to the increase in net loss before taxation offset by the taxation credit, as discussed above.

 For the six months ended June 30, 2024 and June 30, 2023.

Revenues

Revenues were $2,790,200 and $2,866,005 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $75,805 or 2.6%. The revenue from in-patient services related to Evernia was $2,790,200 and $2,685,483 for the six months ended June 30, 2024 and 2023, respectively, an increase of $104,717 or 3.9%, which is in line with our expectations.

The revenue from rental properties was $0 and $180,522 for the six months ended June 30, 2024 and 2023, a decrease of $180,522 or 100.0%. The subsidiary owning the rental property, CCH was sold on June 30, 2023.

Operating Expenses

Operating expenses were $3,296,785 and $2,758,833 for the six months ended June 30, 2024 and 2023, respectively, an increase of $537,952 or 19.5%. The increase is primarily due to the following:

●	General and administrative expenses was $637,775 and $506,402 for the six months ended June 30, 204 and 2023, respectively, an increase of $131,373 or 25.9%. The increase is primarily due to an increase in advertising and promotion expenses of $55,642 to increase awareness of the rehab facilities during the current period and an increase in property taxes of $56,568 based on accrued property taxes on the current property value, and an increase in travel costs of $19,644 due to the amount of corporate activity and travel related to potential acquisitions during the current year. The remaining difference of $481 is immaterial and is made up of several insignificant balances.

●	Rent expense was $539,263 and $220,497 for the six months ended June 30, 2024 and 2023, respectively, an increase of $318,766 or 144.6%. The increase is primarily due to the acquisition of the Evernia property and the subsequent sale of property at an increased value with the simultaneous entry into a new 20-year lease agreement. The rental increased significantly by $203,412 over the period and the rental smoothing adjustment in terms of US GAAP over the life of the lease added an additional $115,354 to the current period charge.

●	Management fees were $0 and $243,003 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $243,003 or 100.0%. The decrease was due to management fees paid to Leon developments from CCH prior to the disposal of CCH to a third party on June 30, 2023 and management fees paid to the previous minority shareholder in the prior year.

●	Professional fees were $455,682 and $289,114 for the six months ended June 30, 2024 and 2023, respectively, an increase of $166,568 or 57.6%. The increase is primarily due to an increase in corporate consulting fees of $55,737, legal fees of $23,212 and professional fees of $75,359, all related to the recent acquisition of the minority shareholders interest in ATHI and the acquisition of Boca Cove Detox assets and the assumption of the operating lease. Professional contractors used to operate the rehab center increased by $12,259 as the company increased its human resources to a full complement.

●	Salaries and wages were $1,440,773 and $1,221,741 for the six months ended June 30, 2024 and 2023, respectively, an increase of $219,032 or 17.9%. The increase is primarily due to the increase in headcount as the company increased its human resources to a full staffing complement for the rehab center.

●	Depreciation and amortization was $223,292 and $278,074 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $54,782 or 19.7%. The decrease is due to the disposal of CCH, a property-owning subsidiary in the prior year.

Operating (loss) income

The operating loss was $(506,585) and the operating income was $107,172 for the six months ended June 30, 2024 and 2023, respectively, an increase of $613,757 or 572.7%. The increase is due to the increase in operating expenses of $53,952 and a decrease in revenue of $75,805, discussed in detail above.

Penalty on convertible note

The penalty on convertible notes was $0 and $34,688 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $34,688 or 100%. The penalty on convertible note in the prior year was agreed upon with one of our lenders whose note was in default and was subsequently settled after June 30, 2023.

Extension fee on property purchase

The extension fee on the property purchase was $0 and $130,000 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $130,000 or 100%. The extension fee in the previous year was levied by the landlord of our West Palm Beach facility to afford us additional time to structure the acquisition of the facility.

Interest expense

Interest expense was $200,100 and $301,077 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $100,977 or 33.5%. The decrease is primarily due to monitoring fees incurred in the prior year on two short term notes and additional interest incurred on a senior secured promissory note advanced to the Company during the prior year. Several new notes were issued towards the end of the current period which will result in increased interest expense in future periods.

Amortization of debt discount

Amortization of debt discount was $138,402 and $164,447 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $26,045 or 15.8%. The decrease is primarily due to a decrease in the level of receivables funding during the current period compared to the prior period. Additional receivables funding was advanced towards the end of the current quarter, which will result in increased amortization expense over future periods.

Foreign exchange movements

Foreign exchange movements were $4,511 and $90,746 for the six months ended June 30, 2024 and 2023, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars. The Dollar was substantially stable against the Canadian Dollar during the current period and unrealized translation adjustments of $51,708 was realized on the disposal of our property owning subsidiary Cranberry Cove Holdings. In the prior year.

Net loss before income taxes

Net loss before income taxes was $(839,478) and $(613,447) for the six months ended June 30, 2024 and 2023, respectively, an increase of $226,031 or 36.8%. The increase is primarily due to, the increase in the operating loss, offset by decreases in penalty on convertible notes, the extension fee on property purchase, the decrease in interest expense and the decrease in amortization of debt discount and foreign exchange movements, all discussed in detail above.

Income taxes

Income taxes was $0 for the six months ended June 30, 2024 and a tax credit of $205,575 for the six months ended June 30, 2023, a decrease of $205,575 or 100.0%. The decrease is due to the completion of tax returns for our operating subsidiaries during the prior period, which resulted in the reversal of previously provided for income taxes, primarily related to accelerated depreciation allowances on property and equipment.

Net loss

Net loss was $(839,478) and $(407,872) for the six months ended June 30, 2024 and 2023, respectively, an increase of $431,606 or 105.8%. The increase is primarily due to the increase in net loss before taxation offset by the prior period taxation credit, as discussed above.

Commitments and contingencies

The company has commitments under operating and finance leases as follows:

The amount of future minimum lease payments under finance leases as of June 30, 2024 is as follows:

Amount
Remainder of 2024	$4,915
2025	9,829
2026	6,195
2027	1,707
22,646
Imputed interest	(1,915)
Total finance lease liability	$20,731

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2024	$511,915
2025	1,045,192
2026	1,074,288
2027	961,526
2028	841,379
2029 and thereafter	15,358,663
Total undiscounted minimum future lease payments	19,792,963
Imputed interest	(9,526,750)
Total operating lease liability	$10,266,213

The company also has commitments under convertible notes, short-term notes, promissory note and receivables funding. If the convertible loans, as disclosed in note 10, above are not converted they will need to be repaid.

Liquidity and Capital Resources

We have prepared our unaudited condensed consolidated financial statements in accordance with US GAAP applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations in the normal course of business. At June 30, 2024 we had a working capital deficiency of $8.2 million, and total liabilities in excess of assets in the amount of $8.1 million. We believe that current available resources will not be sufficient to fund our planned expenditures over the next 12 months. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about our ability to continue as a going concern for one year from the date of issuance of these condensed interim consolidated financial statements.

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

Cash used in operating activities was $(269,920) and cash generated from operating activities was $35,488 for the six months ended June 30, 2024 and 2023, respectively, an increase of $305,408. The increase is primarily due to the following:

●	An increase in net loss of $431,606, discussed under operations above.

●	An increase in the movement of non-cash items of $211,592 primarily due to the movement in the amortization of right of use assets of $127,140 and the movement in depreciation of $54,782, and the movement in penalty on convertible notes of $34,688.

●	The movement in working capital decreased by $337,791, primarily due to the decrease in the movements in accounts receivable of $250,566, accounts payable of $240,271 and taxes payable of $237,211, offset by the increase in the movement in accounts payable and accrued liabilities of $(411,551).

Cash used in investing activities was $1,007,273 and $21,642 for the six months ended June 30, 2024 and 2023, respectively.

During the current period, we paid $625,000 for the acquisition of the minority interest in ATHI, a further $240,000 for the acquisition of the assets of Boca Cove Detox and a further $83,393 for the assumption of the real property deposit on the Boca Cove facility. Property and equipment purchased during the current period was $58,880 and in the prior period was $21,642. The purchase of property and equipment in both periods related to the expansion of the in-patient treatment facility.

Cash provided by (used in) financing activities was $1,254,820 and $(210,255) for the six months ended June 30, 2024 and 2023, respectively. In the current period the Company received $1,732,000 and repaid $(570,000) of short-term notes and received $295,000 and repaid $232,733 from receivables funding, in addition $52,215 was received from related parties. In the prior year we received $78,246 from related parties, we also received $264,750 and repaid $448,905 of receivables funding, we also made mortgage repayments of $58,320 on the CCH property which has subsequently been sold together with the mortgage liability.

Over the next twelve months we estimate that the company will require approximately $3.5 million for working capital and to repay existing short-term notes as the business continues to develop its rehab business in the US market. The Company has convertible notes, short term loans and promissory notes which will mature or have already matured during the current year and may have to raise equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as high due to this uncertainty.

We have prepared our unaudited condensed consolidated financial statements in accordance with US GAAP applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations in the normal course of business. At June 30, 2024 we had a working capital deficiency of $8.2 million, and total liabilities in excess of assets in the amount of $8.1 million. We believe that current available resources will not be sufficient to fund our planned expenditures over the next 12 months. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about our ability to continue as a going concern for one year from the date of issuance of these condensed interim consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2024 are not effective due to a lack of written policies and procedures to address all material transactions and developments impacting our financial statements.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2024. Our management is committed to improving our controls and procedures by, among other matters, continuing to consider and adopt appropriate policies and procedures to address all material transactions and developments impacting our financial statements. However, our management does not expect that our disclosure controls and procedures and our internal control processes, even if improved, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

Date: August 19, 2024

By:/s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	August 19, 2024
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ Gerald T. Miller	Director	August 19, 2024
Gerald Miller

