Form 10-Q
period 2024-09-30
ETHEMA HEALTH Corp
filed 2024-11-14
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of common stock outstanding as of November 14, 2024 was 7,729,053,805.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Health Corporation.

FORM 10-Q

ETHEMA HEALTH CORPORATION

TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION
Item l.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2024 and 2023	2
	Unaudited Condensed Consolidated Statements of Stockholders’ Deficit for the three and nine months ended September 30, 2024 and 2023	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	4
	Notes to the Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
SIGNATURES		34

ETHEMA HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)

Current assets
Cash	$60,862	$68,573
Accounts receivable, net	381,307	313,338
Prepaid expenses	28,777	18,159
Other current assets	1,478	3,030
Total current assets	472,424	403,100
Non-current assets
Property and equipment, net	756,395	508,401
Intangible assets, net	626,467	894,952
Right of use assets	9,988,784	9,323,723
Deposits paid	472,393	389,000
Total non-current assets	11,844,039	11,116,076
Total assets	$12,316,463	$11,519,176

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$566,984	$352,101
Convertible notes, net of discounts	2,188,631	4,419,927
Short-term notes	2,466,018	680,672
Promissory note	267,500	—
Receivables funding, net	480,573	211,961
Related party advance, net	253,596	—
Government assistance loans	15,078	14,962
Operating lease liability	287,128	38,563
Finance lease liability	8,861	8,426
Related party payables	1,006,929	2,572,292
Total current liabilities	7,541,298	8,298,904
Non-current liabilities
Convertible notes, net of discounts	1,749,300	—
Promissory note	167,500	—
Government assistance loans	8,874	20,520
Operating lease liability	9,974,227	9,383,557
Finance lease liability	9,736	16,475
Total non-current liabilities	11,909,637	9,420,552
Total liabilities	19,450,935	17,719,456

Preferred stock - Series B; $1.00 par value 400,000 authorized, 0 issued and outstanding as of September 30, 2024 and December 31, 2023.	—	—

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 10,000,000 authorized, 4,600,000 and 4,000,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	46,000	40,000
Common stock - $0.01 par value, 10,000,000,000 shares authorized; 7,729,053,805 and 3,729,053,805 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	77,290,539	37,290,539
Additional paid-in capital	24,986,083	26,187,925
Discount for shares issued below par value	(65,363,367)	(27,363,367)
Accumulated deficit	(44,093,727)	(42,355,377)
Total stockholders’ deficit	(7,134,472)	(6,200,280)
Total liabilities and stockholders’ deficit	$12,316,463	$11,519,176

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023

Revenues	$1,760,000	$1,353,899	$4,550,200	$4,219,904

Operating expenses
General and administrative	417,888	249,283	1,055,663	755,685
Rent expense	392,772	107,707	932,035	328,204
Management fees	480,000	30,000	480,000	273,003
Professional fees	231,312	171,659	686,994	460,773
Salaries and wages	839,015	651,537	2,279,788	1,873,280
Depreciation and amortization	122,721	110,185	346,013	388,259
Total operating expenses	2,483,708	1,320,371	5,780,493	4,079,204

Operating (loss) income	(723,708)	33,528	(1,230,293)	140,700

Other Income (expense)
Other income	40,000	110	40,000	449
Other expense	(971)	—	(971)	—
Penalty on convertible debt	—	—	—	(34,688)
Extension fee – property purchase	—	—	—	(130,000)
Gain on disposal of property	—	2,484,172	—	2,484,172
Loss on debt extinguishment	—	(277,175)	—	(277,175)
Interest income	766	—	1,864	—
Interest expense	(167,575)	(81,371)	(367,675)	(382,448)
Amortization of debt discount	(141,205)	(73,857)	(279,607)	(238,304)
Foreign exchange movements	(8,021)	6,598	(3,510)	(84,148)
Net (loss) income before income taxes	(1,000,714)	2,092,005	(1,840,192)	1,478,558
Income taxes	—	15,532	—	221,107
Net (loss) income	(1,000,714)	2,107,537	(1,840,192)	1,699,665
Net loss (income) attributable to non-controlling interest	—	(31,058)	101,842	(127,906)
Net (loss) income allocable to Ethema Health Corporation Stockholders	(1,000,714)	2,076,479	(1,738,350)	1,571,759
Preferred stock dividend	—	—	—	(47,225)
Net (loss) income available to common shareholders of Ethema Health Corporation	(1,000,714)	2,076,479	(1,738,350)	1,524,534
Accumulated other comprehensive income
Foreign currency translation adjustment	—	—	—	5,065

Total comprehensive (loss) income	$(1,000,714)	$2,076,479	$(1,738,350)	$1,529,599
(Loss) income per share
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	(0.00)	0.00	(0.00)	0.00
	$(0.00)	$0.00	$(0.00)	$0.00
Weighted average common shares outstanding
Basic	7,207,314,674	3,729,053,805	4,896,937,017	3,729,053,805
Diluted	7,207,314,674	3,931,379,775	4,896,937,017	3,931,379,775

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred		Common		Additional paid-in	Discount to	Accumulated other Comprehensive	Accumulated	Non-controlling shareholders
	Shares	Amount	Shares	Amount	Capital	par value	Income	Deficit	interest	Total
Balance as of December 31, 2023	4,000,000	$40,000	3,729,053,805	$37,290,539	$26,187,925	$(27,363,367)	$—	(42,355,377)	—	(6,200,280)
Net loss	—	—	—	—	—	—	—	(374,203)	—	(374,203)
Balance as of March 31, 2024	4,000,000	$40,000	3,729,053,805	$37,290,539	$26,187,925	$(27,363,367)	$—	$(42,729,580)	$—	$(6,574,483)
Acquisition of minority shareholders interest	—	—	—	—	(1,201,842)	—	—	—	101,842	(1,100,000)
Net loss	—	—	—	—	—	—	—	(363,433)	(101,842)	(465,275)
Balance as of June 30, 2024	4,000,000	$40,000	3,729,053,805	$37,290,539	$24,986,083	$(27,363,367)	$—	(43,093,013)	—	(8,139,758)
Conversion of related party payables to equity	600,000	6,000	4,000,000,000	40,000,000	—	(38,000,000)	—	—	—	2,006,000
Net loss	—	—	—	—	—	—	—	(1,000,714)	—	(1,000,714)
Balance as of September 30, 2024	4,600,000	46,000	7,729,053,805	77,290,539	24,986,083	(65,363,367)	—	(44,093,727)	—	(7,134,472)

	Series A Preferred		Common		Additional paid-in	Discount to	Accumulated other Comprehensive	Accumulated	Non-controlling shareholders
	Shares	Amount	Shares	Amount	Capital	par value	Income	Deficit	interest	Total
Balance as of December 31, 2022	4,000,000	$40,000	3,729,053,805	$37,290,539	$23,419,917	$(27,363,367)	$(5,065)	$(43,484,751)	$870,184	$(9,232,543)
Foreign currency translation	—	—	—	—	—	—	(1,504)	—	—	(1,504)
Net loss	—	—	—	—	—		—	(178,685)	2,968	(175,717)
Dividends accrued	—	—	—	—	—	—	—	(23,419)	—	(23,419)
Balance as of March 31, 2023	4,000,000	$40,000	3,729,053,805	$37,290,539	$23,419,917	$(27,363,367)	$(6,569)	$(43,686,855)	$873,152	$(9,433,183)
Disposal of subsidiary to related party	—	—	—	—	2,034,885	—	—	—	(700,000)	1,334,885
Deemed extinguishment of debt by related party	—	—	—	—	461,184	—	—	—	—	461,184
Foreign currency translation	—	—	—	—	—	—	6,569	—	—	6,569
Net loss	—	—	—	—	—	—	—	(326,035)	93,880	232,155
Dividends accrued	—	—	—	—	—	—	—	(23,806)	—	(23,806)
Balance as of June 30, 2023	4,000,000	$40,000	3,729,053,805	$37,290,539	$25,915,986	$(27,363,367)	$—	$(44,036,696)	$267,032	$(7,886,506)
Fair value of warrants issued for debt extinguishment	—	—	—	—	271,939	—	—	—	—	271,939
	—	—	—	—	—	—	—	2,076,479	31,058	2,107,537
Balance as of September 30, 2023	4,000,000	$40,000	3,729,053,805	$37,290,539	26,187,925	(27,363,367)	$—	(41,960,217)	298,090	(5,507,030)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Operating activities
Net (loss) income	$(1,840,192)	$1,699,665
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	346,013	388,259
Amortization of debt discount	279,607	238,304
Non-cash management fee	480,000	—
Amortization of right of use asset	79,196	169,682
Gain on disposal of property	—	(2,484,172)
Loss on debt extinguishment	—	277,175
Penalty on convertible promissory notes	—	34,688
Deferred tax movement	—	(46,597)
Changes in operating assets and liabilities
Accounts receivable	62,671	(289,697)
Prepaid expenses and other current assets	(9,066)	(48,457)
Accounts payable and accrued liabilities	128,838	(110,110)
Operating lease liabilities	94,979	(167,319)
Taxes payable	—	(237,211)
Net cash used in operating activities	(377,954)	(575,790)
Investing activities
Purchase of property and equipment	(85,522)	(5,244,011)
Proceeds on disposal of property	—	8,093,448
Acquisition of business	(240,000)	—
Acquisition of minority shareholders interest	(625,000)	—
Deposits paid	(83,393)	(374,000)
Net cash used in (provided by) investing activities	(1,033,915)	2,475,437
Financing activities
Repayment of mortgage loans	—	(58,320)
Proceeds from convertible notes	—	150,000
Repayment of convertible notes	—	(1,124,442)
Proceeds from short-term notes	1,912,000	223,500
Repayment of short-term notes	(801,323)	(568,325)
Repayment of promissory note	(40,000)	—
Repayment of government assistance loans	(11,519)	(10,855)
Repayment of third-party loans	—	(361,260)
Repayment of finance leases	(6,304)	(5,907)
Proceeds from receivables funding	542,000	580,646
Repayment of receivables funding	(378,688)	(848,417)
Proceeds from related party advance	250,000	—
Repayment of related party advance	(11,538)	—
Repayment of related party notes	(39,363)	(76,296)
Net cash provided by (used in) financing activities	1,415,265	(2,099,676)
Effect of exchange rate changes on cash	(11,107)	71,000
Net change in cash	(7,711)	(129,029)
Beginning cash balance	68,573	140,757
Ending cash balance	$60,862	$11,728
Supplemental cash flow information
Cash paid for interest	$248,079	$334,735
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities
Promissory note issue on acquisition of minority shareholders interest	$475,000	$—
Conversion of related party payable to common stock	$2,000,000	$—
Conversion of related party payable to Series A preferred stock	$6,000	$—
Disposal of subsidiary to related party	$—	$1,334,885
Deemed extinguishment of debt by related party	$—	$461,184

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of business

Since 2010, the Company has operated addiction treatment centers. Initially the Company operated an addiction treatment center in Ontario Canada under its Greenestone Muskoka clinic, which was sold on February 14, 2017. Simultaneously with this sale the Company purchased buildings and operated an addiction treatment center in Delray Beach Florida under its Addiction recovery Institute of America subsidiary with a license obtained in December 2016, initially through owned properties in Delray Beach and subsequently through leased properties in West Palm Beach, Florida. Since June 30, 2020, the Company has been actively involved in the management of a treatment center operated by Evernia in West Palm Beach Florida. On July 1, 2021, the Company closed on the acquisition of 75% of ATHI, which owns 100% of Evernia, once the probationary approval of a license was obtained from the Department of Children and Family Services of Florida. The Company’s operations are currently conducted through its Evernia West Palm Beach facility and operations are expected to commence in its Boca Raton facility as soon as the facility is approved for patient intake by insurers, which approval is expected in the fourth quarter of 2024.

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

2.   Summary of significant accounting policies

Financial Reporting

The (a) unaudited condensed consolidated balance sheets as of September 30, 2024, and as of December 31, 2023, which has been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations, stockholders’ deficit and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on May 7, 2024.

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

c)   Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with several financial institutions in the USA and Canada. There were no cash equivalents at September 30, 2024 and December 31, 2023.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued)

e)   Allowance for credit losses, Contractual and Other Discounts

The Company recognizes revenue based on historical collections received from healthcare providers, recognizing only a percentage of revenues actually billed. Effectively recognizing revenue net of any expected billing differentials. Based on the Company’s collection experience, the percentage of revenue recognized is adjusted on a periodic basis, thereby considering expected credit losses in the revenue recognition process. The revenue the Company recognizes is already net of expected credit losses.

The Company constantly evaluates its collections experience and consider the market conditions and current economic developments facing the Company’s operations.

The Company has not experienced significantly different collections to revenues it has recognized and it has not seen any deterioration in the payment patterns from the healthcare providers that the Company works with, the Company cannot predict with any certainty that the payment patterns the Company experiences may change and the Company may be required to adjust the percentage of revenue recognized.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued)

j)   Derivatives

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If applicable, the Company uses a Black Scholes Option Pricing model to estimate the fair value of derivatives such as variable debt conversion features, at the end of each applicable reporting period. Changes in the fair value of derivatives are included in the statements of operations, for each reporting period. Inputs into the Black Scholes Option Pricing model require estimates, including such items as estimated volatility of the Company’s stock, risk free interest rate and the estimated life of the financial instruments being fair valued.

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

Financial assets measured at cost are tested for impairment when there are indicators of impairment. The amount of the write-down is recognized in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income. The previously recognized impairment loss may be reversed to the extent of the improvement, directly or by adjusting the allowance account, provided it is no greater than the amount that would have been reported at the date of the reversal had the impairment not been recognized previously. The amount of the reversal is recognized in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income. The Company recognizes its transaction costs in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income in the period incurred. However, financial instruments that will not be subsequently measured at fair value are adjusted by the transaction costs that are directly attributable to their origination, issuance or assumption.

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

The Company measures its convertible debt and derivative liabilities associated therewith at fair value. These liabilities are revalued periodically and the resultant gain or loss is realized through the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.

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

The Company’s provision for doubtful accounts are recorded as a direct reduction to revenue instead of being presented as a separate line item on the unaudited condensed consolidated statements of operations and comprehensive loss.

As the Company’s performance obligations relate to contracts with a duration of one year or less, the Company elected the optional exemption in ASC 606-10-50-14(a). Therefore, the Company is not required to disclose the transaction price for the remaining performance obligations at the end of the reporting period or when the Company expects to recognize the revenue. The Company has minimal unsatisfied performance obligations at the end of the reporting period as its patients typically are under no obligation to remain admitted in its facilities.

The Company receives payments from the following sources for services rendered in its U.S. Facility: (i) commercial insurers; and (ii) individual patients and clients. As the period between the time of service and time of payment is typically one year or less, the Company elected the practical expedient under ASC 606-10-32-18 and does not adjust for the effects of a significant financing component.

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

Settlements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s receivables were $381,307 and $313,338 at September 30, 2024 and December 31, 2023, respectively. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount.

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

p)   Stock-based compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. The Company has no awards with performance conditions and no awards dependent on market conditions

There were no stock-based compensation awards that vested during the three and nine months ended September 30, 2024 and 2023 and there was no stock-based compensation recorded in the unaudited condensed consolidated financial statements.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued)

q)   Financial instruments risks

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet dates, September 30, 2024 and December 31, 2023.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of approximately $7.1 million, and an accumulated deficit of approximately $44.1 million. The Company is dependent upon the raising of additional capital to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its convertible debt, short term loans, third party loans and government assistance loans as of September 30, 2024. In the opinion of management, interest rate risk is assessed as moderate.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company has minimal exposure to certain foreign currency payables and loans.

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

r)   Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued additional updates during the nine months ended September 30, 2024. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Going concern

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. At September 30, 2024 the Company has a working capital deficiency of $7.1 million, and total liabilities in excess of assets in the amount of $7.1 million. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about the Company's ability to continue as a going concern for one year from the date of issuance of these condensed interim consolidated financial statements.

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

The acquisition of the minority shareholders interest was accounted for in terms of ASC 810, Consolidation.

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

Property and equipment consists of the following:

		September 30, 2024			December 31, 2023
	Useful lives	Cost	Accumulated depreciation	Net book value	Net book value
Leasehold improvements	Life of lease	539,890	(125,871)	414,019	371,308
Furniture and fittings	6 years	395,459	(76,775)	318,684	104,715
Vehicles	5 years	55,949	(37,453)	18,496	26,889
Computer equipment	3 years	9,372	(4,176)	5,196	5,489
		$1,000,670	$(244,275)	$756,395	$508,401

Depreciation expense for the three months ended September 30, 2024 and 2023 was $33,226 and $20,690, respectively, and for the nine months ended September 30, 2024 and 2023 was $77,528 and $119,774, respectively.

7.	Intangibles

Intangible assets consist of the following:

	Useful lives	September 30, 2024			December 31, 2023
		Cost	Accumulated amortization	Net book value	Net book value
Health care Provider license	5 years	$1,789,903	$(1,163,436)	$626,467	$894,952

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

 The Company recorded $89,495 in amortization expense for finite-lived assets for each of the three months ended September 30, 2024 and 2023 and $268,485 for each of the nine months ended September 30, 2024 and 2023.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Leases

The Company acquired ATHI on July 1, 2021, ATHI’s wholly owned subsidiary had entered into an operating lease agreement for certain real property located at 950 Evernia Street, West Palm Beach, Florida, with effect from February 1, 2019 for a period of three years, expiring on 1 February 2022. Under the terms of the lease agreement, the lease was extended during October 2021 for a further 5-year period until February 1, 2027.

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

To determine the present value of minimum future lease payments for operating leases at August 4, 2023, the Company was required to estimate a rate of interest that it would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment (the "incremental borrowing rate" or "IBR").

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

To determine the present value of minimum future lease payments for operating leases at June 10, 2024, the Company was required to estimate a rate of interest that it would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment (the "incremental borrowing rate" or "IBR").

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

The present value of the future minimum lease payments was valued at $744,256 on June 10, 2024.

Right of use assets are included in the consolidated balance sheet are as follows:

	September 30, 2024	December 31, 2023
Non-current assets
Right-of-use assets – finance leases, net of depreciation, included in Property and equipment	$18,496	$26,889
Right-of-use assets - operating leases, net of amortization	$9,988,784	$9,323,723

Lease costs consists of the following:

	Nine months ended September 30,
	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$8,392	$8,392
Interest expense on finance lease liabilities	1,106	1,504
	9,498	9,896

Operating lease cost	910,076	446,189
	$919,574	$456,085

Other lease information:

	Nine months ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(1,106)	$(1,504)
Operating cash flows from operating leases	(738,760)	(446,189)
Financing cash flows from finance leases	(6,266)	(5,868)
Cash paid for amounts included in the measurement of lease liabilities	$(746,132)	$(453,561)

Weighted average lease term – finance leases	2 years and 2 months	3 years and 2 months
Weighted average remaining lease term – operating leases	17 years and ten months	19 years and 11 months

Discount rate – finance leases	6.58%	6.60%
Discount rate – operating leases	7.60%	7.70%

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Leases (continued)

Maturity of Leases

Finance lease liability

 The amount of future minimum lease payments under finance leases are as follows:

Amount
Remainder of 2024	$2,457
2025	9,829
2026	6,195
2027	1,707
20,188
Imputed interest	(1,591)
Total finance lease liability	$18,597
Disclosed as:
Current portion	$8,861
Non-Current portion	9,736
$18,597

Operating lease liability

 The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2024	$257,672
2025	1,045,192
2026	1,074,288
2027	961,526
2028	841,379
2029 and thereafter	15,358,663
Total undiscounted minimum future lease payments	19,538,720
Imputed interest	(9,277,365)
Total operating lease liability	$10,261,355

Disclosed as:
Current portion	$287,128
Non-Current portion	9,974,227
$10,261,355

9.   Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity Date	Principal	Interest	September 30, 2024	December 31, 2023
Auctus Fund, LLC	0.0%	On Demand	$70,000	$—	$70,000	$70,000

Joshua Bauman	10.0%	August 9, 2024	120,776	10,031	130,807	121,766

Series N convertible notes	6.0%	December 31, 2024 to December 31, 2025	2,779,000	958,124	3,737,124	4,228,161

			$2,969,776	$968,155	$3,937,931	$4,419,927
Disclosed as follows:
Short-term					$2,188,631	$4,419,927
Long-term					1,749,300	—
					$3,937,931	$4,419,927

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Short-term Convertible Notes (continued)

Joshua Bauman

On August 9, 2023, the Company issued a convertible promissory note to Bauman, in the aggregate principal amount of $150,000. The note bears interest at 10.0% per annum and matures on August 9, 2024. The note is convertible into shares of common stock at a conversion price at the option of the holder at $0.001 per share, adjusted for anti-dilution provisions. The note is convertible into common stock at the option of the holder after the expiration of six months from the issuance date. In addition, should the note reach its maturity date, August 9, 2024, the note will automatically convert into shares of common stock at the conversion price, subject to anti-dilution provisions. The note has not been converted into common shares and remains outstanding without a default notification.

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

During the current year, the Company repaid $24,000 of accrued interest to certain Series N convertible note holders.

10.   Short-term Notes

The short-term notes consist of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	September 30, 2024 Amount	December 31, 2023 Amount
LXT Biotech	6.0%	On Demand	$98,499	$32,351	$—	$130,850	$129,184

Mirage Realty	10.0%	June 15, 2024	—	—	—		236,421
	6 to 18%	November 15, 2024	600,000	19,500	—	619,500	—

Third Party	12.0%	On demand	254,944	5,515	—	260,459	315,067

Revolving line of credit	60.0%	August 13,2024	111,100	17,406	—	128,506	—
	60%	September 30, 2024	181,000	17,798	—	198,798

Series R Promissory notes	7.5%	March 31, 2025	1,155,000	31,508	(58,603)	1,127,905	—

Total convertible notes payable			$2,400,543	$124,078	$(58,603)	$2,466,018	$680,672

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  Short-term Notes (continued)

Mirage Realty, LLC

On November 15, 2023, the Company, entered into a senior secured promissory note in the aggregate principal amount of $250,000 for net proceeds of $223,500 after an original issue discount and fees of $26,500. The note earned interest at 10% per annum and originally matured on March 15, 2024. The maturity date was extended to April 15, 2024, with no change to the terms of the note or any additional consideration paid to the noteholder.

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

During April and May 2023, the Company made interest repayments of CDN$35,000 (approximately $25,970) on the third-party loan. Between August 9 and August 10, 2023, the Company made principal repayments of CDN$345,890 ($257,775) and interest repayments of CDN$104,110 (approximately $77,515). On August 1, 2024, the Company repaid CDN$100,000 ($72,223) of which CDN$53,418 ($38,580) was allocated to principal and CDN$46,582 ($33,643) was allocated to interest repayment.

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

Series R senior secured promissory notes

Between April 15, 2024 and May 10, 2024, the Company entered into securities purchase agreements with accredited investors whereby the Company issued 6 senior secured promissory notes with an aggregate issue price of $660,000 for gross proceeds of $600,000. The promissory notes bear interest at 7.5% per annum, interest is payable quarterly at an increasing rate of 3%, 6%, 9% and 12% of the principal outstanding. The notes mature on March 31,2025.

Between May 2, 2024  and May 10, 2024, the company entered into exchange agreements with three investors, whereby the investors exchanged three series N notes with a principal amount outstanding of $450,000 for senior secured Series R promissory notes with an aggregate issue price of $495,000. The promissory notes bear interest at 7.5% per annum, interest is payable quarterly at an increasing rate of 3%, 6%, 9% and 12% of the principal outstanding. The notes mature on March 31, 2025.

11.  Promissory Note

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

	September 30, 2024	December 31, 2023

Promissory note issued	$475,000	$—
Repayments	(40,000)	—
	$435,000	$—
Disclosed as:
Current portion	$267,500	$—
Long-term portion	167,500	—
	$435,000	$—

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 12.  Receivables funding

June 2, 2023 Funding

On June 2, 2023, the Company through its subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Bizfund.com (“Bizfund”), whereby $198,000 of the Receivables of Evernia were sold to Bizfund, for gross proceeds of $150,000, made up of a cash payment to the Company of $75,750 and the transfer of $74,250 of the January 19, 2023, outstanding principal to the June 2, 2023 funding agreement. The Company is obliged to pay 15.0% of the receivables until the amount of $198,000 is paid in full, with periodic repayments of $4,950 per week. The guarantor of the funding was the previous minority shareholder in ATHI.

The Company made weekly cash payments of $4,950 totaling $198,000 by March 12, 2024, thereby extinguishing the debt.

September 15, 2023 Funding

On September 15, 2023, the Company, through its subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Itria Ventures LLC (“Itria”), whereby $320,000 of the Receivables of Evernia were sold to Itria, for gross proceeds of $250,000. The Company also incurred fees of $3,000, resulting in net proceeds of $247,500. The Company was obliged to pay $6,667 per week until the amount of $320,000 was paid in full. The guarantor of the funding was the previous minority shareholder in ATHI.

The Company made weekly cash payments of $6,667 totaling $320,000 by August 10, 2024, thereby extinguishing the debt.

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

The Company has repaid $75,250 and the balance outstanding as of September 30, 2024 was $245,821, net of unamortized debt discount of $53,929.

August 30, 2024 Funding

On August 30, 2024, the Company, through its subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Itria Ventures LLC (“Itria”), whereby $312,500 of the Receivables of Evernia were sold to Itria, for gross proceeds of $250,000. The Company also incurred fees of $3,000, resulting in net proceeds of $247,000. The Company is obliged to pay $8,013 per week until the amount of $312,500 is paid in full.

The Company made weekly cash payments of $8,013 totaling $24,039 and the balance outstanding as of September 30, 2024 was $234,752, net of unamortized debt discount of $53,709.

13. Government assistance loans

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

On September 21, 2022, ARIA received partial forgiveness of the government assistance loan of $104,368, the balance of the loan plus accrued interest is due and payable. On December 30, 2022, the Company sold ARIA to its Chairman and CEO and agreed to assume the repayment of the government assistance loan. As of September 30, 2024, the balance outstanding, including interest thereon was $23,952.

14. Related parties

	September 30,	December 31,
	2024	2023
Related party payables
Shawn E. Leon	$34,261	$61,267
Leon Developments Ltd.	—	1,092,701
Eileen Greene	972,668	1,418,324
Total related party payables	$1,006,929	$2,572,292

Related party advance
Eileen Greene
Principal outstanding	$285,000	$—
Repayments	(11,539)	—
	273,461	—

Debt discount at inception	(35,000)	—
Amortization of debt discount	15,135	—
	(19,865)	—

Total Related party advances	$253,596	$—

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Related parties (continued)

Shawn E. Leon

At September 30, 2024 and December 31, 2023, the Company had a payable to Shawn Leon of $34,261 and $61,267, respectively. Mr. Leon is a director and CEO of the Company. The balances receivable and payable are non-interest bearing and have no fixed repayment terms.

During the nine months ended September 30, 2024, Mr. Leon was credited with a management fee of $480,000. Mr. Leon forfeited management fees due to him for the year ended December 31, 2023.

During July 2024, the related party payable of $1,092,701 owing to Leon Developments was assigned by Leon Developments to Mr. Leon.

On July 12, 2024, Mr. Leon converted $1,500,000 of the related party payable into 3,000,000,000 shares of common stock at a conversion price of $0.0005 per share.

Leon Developments, Ltd.

Leon Developments is owned by Shawn Leon, the Company’s CEO and director. As of September 30, 2024 and December 31, 2023, the Company owed Leon Developments, Ltd., $0 and $1,092,701, respectively.

During July 2024, the related party payable of $1,092,701 owing to Leon Developments was assigned by Leon Developments to Mr. Leon.

Eileen Greene

As of September 30, 2024 and December 31, 2023, the Company owed Eileen Greene, the spouse of its CEO, Shawn Leon, $972,668 and $1,418,324, respectively. The amount owed to Ms. Greene is non-interest bearing and has no fixed repayment terms.

On July 12, 2024, Ms. Greene converted $500,000 of the related party payable into 1,000,000,000 shares of common stock at a conversion price of $0.0005 per share.

On July 4, 2024, Ms. Greene advanced the Company $250,000 with an original issue discount of $35,000, totaling $285,000. The amount is being repaid in instalments of $5,769 as and when the Company has the cash flow to make the payments, the loan is expected to be fully repaid in June 2025 or earlier depending on cash flow.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.  Stockholder’s deficit

a.	Common shares

Authorized and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The company has issued 7,729,053,805 and 3,729,053,805 shares of common stock at September 30, 2024 and December 31, 2023, respectively.

On July 12, 2024, the Company issued 4,000,000,000 shares of common stock to Mr. Shawn Leon, the company CEO and his spouse, Ms. Eileen Greene, both related parties, for the conversion of $2,000,000 of related party payables, see note 14 above.

b.	Series A Preferred shares

Authorized, issued and outstanding

The Company has authorized 10,000,000 Series A preferred shares with a par value of $0.01 per share. The Company has issued and outstanding 4,600,000 and 4,000,000 Series A Preferred shares at September 30, 2024 and December 31, 2023, respectively.

On September 27, 2024, the Company issued 600,000 shares of Series A Preferred stock to Mr. Shawn Leon for the conversion of $6,000 of related party payables, see note 14 above.

c.	Series B preferred shares

Authorized and outstanding

The Company has authorized 400,000 Series B preferred shares with a par value of $1.00 per share. The company has no issued and outstanding Series B Preferred shares at September 30, 2024 and December 31, 2023.

d.	Stock options

The Company’s board of directors adopted the Greenstone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote its long-term growth and profitability by (i) providing its key directors, officers and employees with incentives to improve stockholder value and contribute to its growth and financial success and (ii) enable it to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of the Company’s common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows the Company to grant options to its employees, officers and directors and those of its subsidiaries, provided that only the Company’s employees and those of its subsidiaries may receive incentive stock options under the Plan. The Company has no issued options at September 30, 2024 under the Plan.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.  Stockholder’s deficit (continued)

e.	Warrants (continued)

A summary of the Company’s warrant activity during the period from January 1, 2023 to September 30, 2024 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding as of January 1, 2023	602,852,506	$0.000675 to $0.00205	$0.001306
Granted	745,810,761	$0.001	0.001
Forfeited/cancelled	(326,286,847)	$0.000675	0.000675
Exercised	–	–	–
Outstanding as of December 31, 2023	1,022,376,420	$0.001 to $0.00205	$0.0012840
Granted	–	–	–
Forfeited/cancelled	–	–	–
Exercised	–	–	–
Outstanding as of September 30, 2024	1,022,376,420	$0.001 to $0.00205	$0.0012840

The following table summarizes information about warrants outstanding at September 30, 2024:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.001	745,810,761	2.75		745,810,761
$0.002050	276,565,659	1.26		276,565,659
	1,022,376,420	2.35	$0.001284	1,022,376,420	$0.001284

All of the warrants outstanding at September 30, 2024 are vested. The warrants outstanding at September 30, 2024 have an intrinsic value of $0.

16.  Segment information

The Company had two reportable operating segments, until the disposal of CCH on June 30, 2023. Prior to that date, the Company derived rental income from the property owned by its CCH subsidiary. Subsequent to June 30, 2023, the Company only provides rehabilitation services to customers, these services are provided to customers at its Evernia, Addiction Recovery Institute of America facility.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.  Net loss per common share

For the three and nine months ended September 30, 2024 and 2023, the following warrants exercisable for shares and convertible securities convertible into a number of shares were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

Three and nine months ended September 30, 2024

Shares issuable upon exercise of warrants	1,022,376,420
Shares issuable on conversion of convertible notes	177,521,610
1,199,898,030

For the three months ended September 30, 2023, the computation of basic and diluted earnings per share is calculated as follows:

		Number of	Per share
	Amount	shares	amount

Basic earnings per share
Net income per share available for common stockholders	$2,076,479	3,729,053,805	$0.00

Effect of dilutive securities
Convertible debt	50,964	202,325,970

Diluted earnings per share
Net income per share available for common stockholders	$2,127,443	3,931,379,775	$0.00

For the nine months ended September 30, 2023, the computation of basic and diluted earnings per share is calculated as follows:

		Number of	Per share
	Amount	shares	amount

Basic earnings per share
Net income per share available for common stockholders	$1,524,534	3,729,053,805	$0.00

Effect of dilutive securities
Convertible debt	146,395	202,325,970

Diluted earnings per share
Net income per share available for common stockholders	$1,670,929	3,931,379,775	$0.00

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

Edgewater Recovery Centers, LLC

On July 8, 2024 the Company finalized the execution of a letter of intent and on July 10, 2024 entered into a Management Agreement with respect to the assets and operations of Edgewater Recovery Center LLC of Morehead Kentucky (“ETC”).

The initial proposal was for the Company to acquire the business and assets of ETC and the real property in which ETC operates included in three separate entities, ERC Investments, LLC (“ERC”), JDE Properties, LLC (“JDE”), and New Journey LLC (“NJ”). Due to the requirement for credit and personal guarantees, the Company is unable to acquire the real property as part of this transaction. The three real property entities., ERC, JDE and NJ entities will now be acquired by BH Properties Fund LLC (“BH Prop”), a fund under control of Shawn Leon, the Company’s CEO and director pursuant to an Equity Purchase Agreement (“EPA”).

On October 22, 2024, ARIA Kentucky, LLC (“ARIA Kentucky”), a wholly owned subsidiary of the Company entered into a binding Asset Purchase Agreement whereby ARIA Kentucky will acquire the business of ETC, including; all the assignable assets, including current assets existing at the time of closing, all cash balances and rights to receive cash, all equipment, all warranties related to the business and acquired assets, all intangible assets including intellectual property, all equipment, all business inventories, all property leases associated with the business, all assumed contracts, all governmental authorizations; and all information and records, including patient records, as defined in the APA.

THE APA also contains certain Seller and Purchaser representations, warranties, covenants and obligations, which are defined in the APA and are customary in agreements of this nature.

The APA may be terminated by either party if not closed within 120 days, or by mutual consent of the parties, or by either the purchaser or seller upon breach of any of the representations, warranties, covenants or obligations by the other party, or by either party if any law or regulation prevents the conclusion of the APA.

Upon the closing of the Agreement, which will occur upon the settlement or waiver of all condition’s precedent, ARIA Kentucky will pay a purchase consideration of $250,000 and assume certain liabilities related to the acquired assets, including trade payables from July 15, 2024, the Transfer Date, until the closing date. All liabilities under assumed contracts and certain specifically identified liabilities, including a settlement agreement with the United States and Kentucky government and certain obligations as a borrower or guarantor related to banking obligations will also be assumed by ARIA Kentucky. The closing is also conditional upon the simultaneous closing of the EPA with BH Prop.

ETC has been managed by the Company since July 15, 2024 and will continue to be managed until such time as the newly created, wholly owned subsidiary of the Company, ARIA Kentucky is fully licensed, accredited and contracted with the managed care organizations, whereupon the operations of ETC will cease. ETC will continue to generate revenues from servicing clients during the transition period. The existing interim management of ETC will be continued by ARIA Kentucky and all operations will be conducted under the Addiction Recovery Institute of America ("ARIA") Brand.

Other than disclosed above, the Company has evaluated subsequent events through the date of the condensed consolidated financial statements were issued, it did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Plan of Operation

During the next twelve months, we  plan to continue to grow the Evernia business organically or through acquisitions, should any opportunities present themselves.

Edgewater Recovery Centers, LLC

As mentioned in Note 19 to the unaudited condensed consolidated financial statements, we finalized the execution of a letter of intent and a management agreement with respect to the assets and operations of Edgewater Recovery Center LLC of Morehead Kentucky, and on October 22, we signed a binding Asset Purchase Agreement ("APA") to purchase the business operations and operational assets, excluding any real property of Edgewater Recovery Center, LLC ("ETC") headquartered in Morehead Kentucky. ETC operates primarily in the urban areas of Morehead in eastern Kentucky and Paducah in western Kentucky.

ETC has been managed by us since July 15, 2024 and will continue to be managed until such time as our newly created, wholly owned subsidiary, ARIA Kentucky, LLC ("ARIA Kentucky") is fully licensed, accredited and contracted with the managed care organizations, whereupon the operations of ETC will cease. ETC will continue to generate revenues from servicing clients during the transition period. The existing interim management of ETC will be continued by ARIA Kentucky and all operations will be conducted under the Addiction Recovery Institute of America ("ARIA") Brand.

The current ETC patient census in Kentucky is approximately 195 patients which we believe, that with the conclusion of the binding APA, will increase dramatically in the near term. The Ethema management team has stabilized the ETC operations over the last three months and is cash flow positive. we intend to add another 16 beds in October at the Paducah location, which has been operating at full capacity, increasing revenue in this underserved market.

ETC and after the closing of the transaction, ARIA Kentucky, primarily provides care to Medicaid insured clients. There is currently on-going investigations into other Medicaid providers in Kentucky, which, we believe, will reduce the number of patients served by these providers, presenting ARIA Kentucky with an opportunity to further expand its footprint and revenue potential in Kentucky.

Results of operations for the three months ended September 30, 2024 and 2023.

Revenues

Revenues were $1,760,000 and $1,353,899 for the three months ended September 30, 2024 and 2023, respectively, an increase of $406,101 or 30.0%. All of the revenue is related to in-patient services. The increase is attributable to the increase in the number of patients at the West Palm Beach facility due to a concerted marketing effort during the current quarter.

Operating Expenses

Operating expenses were $2,483,708 and $1,320,371 for the three months ended September 30, 2024 and 2023, respectively, an increase of $1,163,337 or 88.1%. The increase is primarily due to the following:

●	General and administrative expenses was $417,888 and $249,283 for the three months ended September 30, 2024 and 2023, respectively, an increase of $168,605. The increase includes an increase in advertising and marketing costs of $93,066 and an increase in customer related food costs of $32,830 related to the increase in patient numbers. The balance of the increase consists of numerous individually insignificant expense items.

●	Rent expense was $392,772 and $107,707 for the three months ended September 30, 2024 and 2023, respectively, an increase of $285,065 or 264.7%. The increase is due to the acquisition of the Evernia property and the subsequent sale of the property at an increased value with the simultaneous entry into a new 20-year lease agreement. The rental expense includes a rental smoothing adjustment of $55,363 in terms of US GAAP over the life of the lease, the rental expense incurred on the Boca Cove Detox Center of $114,077 and the increase in rental expense associated with the increased value on the Evernia property which was acquired and resold to a third party at an increased market related value.

●	Management fees were $480,000 and $30,000 for the three months ended September 30, 2024 and 2023, respectively, an increase of $450,000 or 1,500.0%. A management fee was accrued for Shawn Leon during the current quarter after several years of no management fees due to the previous financial performance of the group.

●	Professional fees were $231,312 and $171,659 for the three months ended September 30, 2024 and 2023, respectively, an increase of $59,653 or 34.8%. The increase is primarily due to the level of corporate activity as we are concentrating on closing certain acquisitions and pursuing further acquisition opportunities.

●	Salaries and wages were $839,015 and $651,537 for the three months ended September 30, 2024 and 2023, respectively, an increase of $187,478 or 28.8%. the increase is primarily due to the increase in employee headcount to; (i) staff the Boca Detox Center, which was acquired in the prior quarter, no revenues have been generated from this facility, which is waiting for its operational license, which was granted in October 2024, and (ii) to service the increase in our patient headcount at our Evernia facility which is directly correlated to the increase in revenue.

●	Depreciation and amortization was $122,721 and $110,185 for the three months ended September 30, 2024 and 2023, respectively, an increase of $12,536 or 11.4%. The increase is primarily due to the acquisition of the Boca Cove Detox Center during the prior quarter.

Operating (loss) income

Operating loss was $723,708 and operating income was $33,528 for the three months ended September 30, 2024 and 2023, respectively, an increase of $757,236 or 2,258.5%. The increase is due to the increase in operational expenses of $1,163,337, offset by the increase in revenue of $406,101 as discussed in detail above.

Other income

Other income was $40,000 and $110 for the three months ended September 30, 2024 and 2023, respectively., an increase of $39,890. Other income during the current period is a temporary management fee earned on operating the Edgewater Recovery operation until such time as the acquisition is closed.

Other expense

Other expense was $971 and $0 for the three months ended September 30, 2024 and 2023, respectively. The amounts are immaterial.

Gain on disposal of property

Gain on disposal of property was $0 and $2,484,172 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $2,484,172 or 100.0%. In the prior year, we exercised our option to acquire the property located at 950 Evernia Street, West Palm Beach, Florida, in which its treatment center operates, and subsequently disposed of the property to a third party, realizing a profit of $2,484,172, after transaction costs.

Loss on debt extinguishment

Loss on debt extinguishment was $0 and $277,175 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $277,175 or 100.0%. The loss on debt extinguishment in the prior year is related primarily to replacement warrants issued to Leonite Capital as part of the settlement reached with Leonite, whereby all indebtedness to Leonite was extinguished.

Interest income

Interest income was $766 and $0 for the three months ended September 30, 2024 and 2023, respectively. The amounts are immaterial.

Interest expense

Interest expense was $167,575 and $81,371 for the three months ended September 30, 2024 and 2023, respectively, an increase of $86,204 or 105.9%. The increase is primarily due to the additional debt advanced to us to close the acquisition of the minority shareholders interest in ATHI and the Boca Cove Detox facility.

Amortization of debt discount

Amortization of debt discount was $141,205 and $73,857 for the three months ended September 30, 2024 and 2023, respectively, an increase of $67,348 or 91.2%. The increase is primarily due the increase in debt to close the acquisition of the minority shareholders interest in ATHI and the acquisition of the Boca Cove detox facility during the prior quarter.

Foreign exchange movements

Foreign exchange movements were $(8,021) and $6,598 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $14,619 or 221.6%. The foreign exchange movement consists of realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net (loss) income before income taxes

Net loss before income taxes was $(1,000,714) and net income before income taxes $2,092,005 for the three months ended September 30, 2024 and 2023, respectively, an increase of $3,092,719 or 147.8%. The increase is primarily due to the prior year gain on disposal of property, the increase in operating expenses over the prior year, offset by an increase in revenues.

Income Taxes

Income taxes was $0 and $15,532 for the three months ended September 30, 2024 and 2023, a decrease of $15,532 or 100.0%. We have sufficient net operating losses to offset any taxable income during the current period, the prior year income tax credit related to a deferred tax credit on intangible assets.

Net (loss) income

Net loss was $(1,000,714) and net income was $2,107,537 for the three months ended September 30, 2024 and 2023, respectively, an increase of $3,108,251 or 147.5%, primarily due to the increase in net loss before taxation and the movement in income taxes, discussed above.

For the nine months ended September 30, 2024 and September 30, 2023.

Revenues

Revenues were $4,550,200 and $4,219,904 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $330,296 or 7.8%. The revenue from in-patient services related to Evernia was S4,550,200 and $4,034,607 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $515,593 or 12.8%. The increase is attributable to the increase in the number of beds available at the facility and increasing our in-network provider status to include several insurance providers.

The revenue from rental properties was $0 and $185,296 for the nine months ended September 30, 2024 and 2023, a decrease of $185,296 or 100.0%. We sold CCH, our rental owning subsidiary on June 30, 2023.

Operating Expenses

Operating expenses were $5,780,493 and $4,079,204 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $1,701,289 or 41.74%. The increase is primarily due to the following:

●	General and administrative expenses was $1,055,663 and $755,685 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $299,978. The increase includes an increase in advertising and marketing costs of $148,708, to attract more clients to the facility, and an increase in property taxes of $62,434, in line with the increase in rental expenses and customer related food costs of $33,884 related to the increase in patient numbers. The balance of the increase consists of numerous individually insignificant expense items.

●	Rent expense was $932,035 and $328,204 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $603,831 or 184.0%. The increase is due to the acquisition of the Evernia property and the subsequent sale of property at an increased value with the simultaneous entry into a new 20-year lease agreement. The rental expense includes a rental smoothing adjustment of $171,317 in terms of US GAAP over the life of the lease, the rental expense incurred on the newly acquired Boca Cove Detox Center of $114,077 and the increase in rental expense associated with the increased value on the Evernia property which was acquired and resold to a third party at an increased market related value.

●	Management fees was $480,000 and $273,003 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $206,997 or 75.8%. A management fee was accrued for Shawn Leon during the current quarter after several years of no management fees due to the previous financial performance of the group and in the prior year, management fees included a fee paid to Leon developments from CCH prior to the disposal of CCH to a third party on September 30, 2023.

●	Professional fees were $686,994 and $460,773 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $226,221 or 49.1%. The increase is primarily due to the level of corporate activity as we are concentrating on closing certain acquisitions and pursuing further acquisition opportunities.

●	Salaries and wages were $2,279,788 and $1,873,280 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $406,508 or 21.7%. the increase is primarily due to the increase in patients and the growth of the facility over the prior year and is directly correlated to the increase in revenue.

●	Depreciation and amortization was $346,013 and $388,259 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $42,246 or 10.9%. The decrease is primarily due to the disposal, in the prior year of CCH, which included several depreciable assets.

Operating (loss) income

The operating loss was $1,230,293 and operating income was $140,700 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $1,370,993 or 974.4%. The increase is due to the increase in operating expenses of $1,701,289, offset by the increase in revenue of $330,296, as discussed in detail above.

Other income

Other income was $40,000 and $449 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $39,551. Other income during the current period is a temporary management fee earned on operating the Edgewater Recovery operation until such time as the acquisition is closed.

Other expense

Other expense was $971 and $0 for the nine months ended September 30, 2024 and 2023, respectively. The amounts are immaterial

Penalty on convertible debt

The penalty on convertible notes was $0 and $34,688 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $34,688 or 100%. The penalty on convertible note in the prior year was agreed upon with one of our lenders whose note was in default and was subsequently settled after June 30, 2023.

Extension fee on property purchase

The extension fee on the property purchase was $0 and $130,000 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $130,000 or 100%. The extension fee was levied in the prior year by the landlord of our West Palm Beach facility to afford us additional time to structure the acquisition of the facility, which we disposed of to a third party after the acquisition.

Gain on disposal of property

Gain on disposal of property was $0 and $2,484,172 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $2,484,172 or 100.0%. In the prior year, we exercised our option to acquire the property located at 950 Evernia Street, West Palm Beach, Florida, in which our treatment center operates, and subsequently disposed of the property to a third party, realizing a profit of $2,484,172, after transaction costs.

Loss on debt extinguishment

Loss on debt extinguishment was $0 and $277,175 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $277,175 or 100.0%. The loss on debt extinguishment in the prior year is related primarily to replacement warrants issued to Leonite Capital as part of the settlement reached with Leonite, whereby all indebtedness to Leonite was extinguished.

Interest income

Interest income was $1,864 and $0 for the nine months ended September 30, 2024 and 2023, respectively. The amounts are immaterial.

Interest expense

Interest expense was $367,675 and $382,448 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $14,773 or 3.9%. The decrease is primarily due to monitoring fees incurred in the prior year on two short term notes which were in default and additional default interest incurred on those borrowings.

Amortization of debt discount

 Amortization of debt discount was $279,607 and $238,304 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $41,303 or 17.3%. The increase is primarily due the increase in debt to close the acquisition of the minority shareholders interest in ATHI and the acquisition of the Boca Cove detox facility during the prior quarter.

Foreign exchange movements

Foreign exchange movements were $(3,510) and $(84,148) for the nine months ended September 30, 2024 and 2023, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net (loss) income before income taxes

Net loss before income taxes was $(1,840,192) and net income before income taxes was $1,478,558 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $3,318,750 or 224.5%. The increase is primarily due to the increase in the operating loss, the prior year gain on sale of property, offset by the prior year loss on debt extinguishment, and the prior year extension fee paid on the property purchase, all discussed in detail above.

Income taxes

Income taxes was $0 and a Tax credit was $(221,107) for the nine months ended September 30, 2024 and 2023, a decrease of $221,107 or 100.0%. We have sufficient net operating losses to offset any taxable income during the current period, the prior year income tax credit related to a deferred tax credit on intangible assets and the reversal of prior year tax provisions upon filing prior period tax returns.

Net (loss) income

Net (loss) income was $(1,840,192) and $1,699,665 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $3,539,857 or 208.3%. The increase is primarily due to the increase in net loss before taxes offset by the taxation credit, as discussed above.

Commitments and contingencies

The amount of future minimum lease payments under finance leases are as follows:

Amount
Remainder of 2024	$2,457
2025	9,829
2026	6,195
2027	1,707
20,188

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2024	$257,672
2025	1,045,192
2026	1,074,288
2027	961,526
2028	841,379
2029 and thereafter	15,358,663
19,538,720

We also have commitments under convertible notes, short-term notes, promissory note and receivables funding. If the convertible loans, as disclosed in note 9, above are not converted they will need to be repaid.

Liquidity and Capital Resources

We have prepared our unaudited condensed consolidated financial statements in accordance with US GAAP applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations in the normal course of business. At September 30, 2024 we had a working capital deficiency of $7.1 million, and total liabilities in excess of assets in the amount of $7.1 million. We believe that current available resources will not be sufficient to fund our planned expenditures over the next 12 months. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about our ability to continue as a going concern for one year from the date of issuance of these interim condensed consolidated financial statements.

We are dependent on the raising additional capital through placement of common shares, and/or debt financing in order to implement our business plan and generating sufficient revenue in excess of costs. If we raise additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain geographical areas, or techniques that we might otherwise seek to retain. There is no assurance that we will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on our financial condition. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Cash used in operating activities was $377,954 and $575,790 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $197,836. The decrease is primarily due to the following:

●	An increase in net loss of $3,539,857, discussed under operations above.

●	An increase in the movement of non-cash items of $2,607,477 primarily due to the movement in the gain on disposal of property of $2,484,172, and the movement in on-cash management fees accrued of $480,000, offset by the movement in loss on debt extinguishment of $277,175.

●	The movement in working capital increased by $1,130,216, primarily due to the increase in the movements in accounts receivable of $352,368 accounts payable of $238,948, operating lease liabilities of $262,298 and taxes payable of $237,211.

Cash provided by (used in) financing activities was $1,415,265 and $(2,099,676) for the nine months ended September 30, 2024 and 2023, respectively. In the current period we received $1,912,000 and repaid $(801,323) of short-term notes and received $542,000 and repaid $378,688 from receivables funding, in addition we received a term advance of $250,000 from a related party of which $11,538 was repaid. We also repaid $40,000 of the $475,000 promissory note issued on the acquisition of the minority interest in ATHI. In the prior period we repaid convertible notes of $1,124,442, repaid promissory notes of $568,325, third party loans of $361,260 and net repayment of receivables funding of $267,771, primarily out of the net proceeds of the property disposal, offset by proceeds received on convertible notes of $150,000 and proceeds from promissory notes of $223,500.

Over the next twelve months we estimate that we will require approximately $3.5 million for working capital and to repay existing short-term notes as the business continues to develop its rehab business in the US market. We have convertible notes, short term loans and promissory notes which will mature or have already matured during the current year and may have to raise equity or secure debt. There is no assurance that we will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on our financial condition. In the opinion of management, our liquidity risk is assessed as high due to this uncertainty.

We have prepared our unaudited condensed consolidated financial statements in accordance with US GAAP applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations in the normal course of business. At September 30, 2024 we had a working capital deficiency of $7.1 million, and total liabilities in excess of assets in the amount of $7.1 million. We believe that current available resources will not be sufficient to fund our planned expenditures over the next 12 months. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about our ability to continue as a going concern for one year from the date of issuance of these interim condensed consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2024 are not effective due to a lack of written policies and procedures to address all material transactions and developments impacting our financial statements.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2024. Our management is committed to improving our controls and procedures by, among other matters, continuing to consider and adopt appropriate policies and procedures to address all material transactions and developments impacting our financial statements. However, our management does not expect that our disclosure controls and procedures and our internal control processes, even if improved, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

Item 2. Unregistered sales of equity securities and use of proceeds

Unregistered sales of equity securities

On September 27, 2024, we issued 600,000 shares of Series A Preferred stock to Mr. Shawn Leon for the conversion of $6,000 of related party payables.

Use of proceeds from public offerings of common stock

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

10.1

Letter of Intent, dated July 8, 2024, by Ethema Health Corporation and Edgewater Health Centers, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2024)

10.2

Securities Purchase Agreement, dated July 12, 2024, by Ethema Health Corporation and Shawn Leon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 12, 2024)

10.3

Asset Purchase Agreement, dated July 12, 2024, by ARIA Kentucky, LLC, Edgewater Health Centers, LLC and John David Elam (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 29, 2024)

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension CAL XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

* filed herewith

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHEMA HEALTH CORPORATION

Date: November 14, 2024

By: /s/ Shawn E. Leon.

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

