Form 10-K
period 2024-12-31
ETHEMA HEALTH Corp
filed 2025-05-23
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2024, based on a closing share price of $0.0007 was approximately $2,489,683.

As of May 21, 2025, the registrant had 7,726,283,805 shares of its common stock, par value $0.01 per share, outstanding.

ETHEMA HEALTH CORPORATION

YEAR ENDED DECEMBER 31, 2024

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

On April 1, 2010, the Company changed its principal operations from development stage electronics to healthcare services. On March 29, 2010, the Company entered into a one year consulting agreement with Greenstone Clinic Inc., a Canadian corporation (“Greenestone Clinic”), whereby Greenestone Clinic provided consulting services for the Company’s development and operation of medical clinics in the province of Ontario, Canada. Specifically, Greenestone Clinic provided medical and business expertise in the initial startup of private clinics and technical assistance to ensure that the clinics were in compliance with governmental policy and procedure requirements as well as any operational requirements. At the time of entering into this consulting agreement, Greenestone Clinic operated a clinic at the Muskoka property housing its addiction treatment clinic and provided endoscopy services. The Company started offering medical services in June 2010, offering various medical services, including endoscopy, cardiology and executive medicals, which services were subsequently sold.

During December 2016, the Company obtained a license to operate and provide addiction treatment healthcare services in Florida, USA. The company commenced operations under this license with effect from January 2017.

On February 14, 2017, the Company completed a series of transactions (referred to collectively as the “Restructuring Transactions”), including a Share Purchase Agreement (the “SPA”) whereby the Company acquired 100% of the stock of Cranberry Cove Holdings Ltd. (“CCH”) from Leon Developments Ltd. (“Leon Developments”), a company wholly owned by Shawn E. Leon, who is the President, CEO, and CFO of the Company, for an assignment to Leon Developments of CDN$659,918 owing to the Company and the issuance of 60,000,000 shares of the Company’s common stock valued at $2,184,000. CCH held the real estate on which the Company’s Greenstone Muskoka operated. The Company entered into an Asset Purchase Agreement (the “APA”) whereby the assets of Greenstone Muskoka were sold by Greenstone Muskoka, to Canadian Addiction Residential Treatment LP (the “Purchaser” or “CART”), for a total consideration of CDN$10,000,000. The company also entered into a lease agreement whereby the Company leased the real estate to Cart for an initial 5 year period with three 5 year renewal options.

On February 14, 2017, immediately after closing on the sale of the assets of Greenstone Muskoka, the Company closed on the acquisition of the business and real estate assets of Seastone Delray pursuant to certain real estate and asset purchase agreements through its wholly owned subsidiary, Addiction Recovery Institute of America, LLC (“ARIA”). The purchase price for the ARIA assets was US$6,070,000.

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

On June 30, 2020, the Company entered into an agreement (“the Stock Purchase Agreement”), whereby the Company agreed to acquire 51% of American Treatment Holdings, Inc. (“ATHI”) from The Q Global Trust (“Seller”) and Lawrence B Hawkins (“Hawkins”), which owned 100% of Evernia Health Services LLC. (“Evernia”), which operates drug rehabilitation facilities. The consideration for the acquisition was a loan to be provided by the Company to Evernia in the amount of $500,000. The Company has an option to acquire an additional 24% of ATHI for 100,000,000 shares of common stock and $50,000, on the condition that a probationary license was approved by the Florida Department of Family and Child Services, which was received on June 30, 2021, upon which the Company exercised its option to acquire the additional 24% of ATHI, resulting in a 75% ownership of ATHI.

On May 15, 2024, the Company entered into a Stock Purchase Agreement whereby it acquired the remaining 25% of ATHI representing 5,000,000 shares from the minority stockholder for gross proceeds of $1,100,000.

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

On October 3, 2022 the Company entered into a purchase and sale agreement with Evernia Station Limited Partnership for the purchase of 950 Evernia Street, West Palm Beach, Florida (“950”), the property in which it operates its treatment center, for gross proceeds of $5,500,000 (“Purchase Agreement”). The closing was originally scheduled for February 1, 2023, however through a series of 6 addendums to the Purchase Agreement requiring the payment of a total $180,000 in extension fees, the Closing was extended to August 3, 2023.

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

On March 22, 2024, the Company executed a LOI to acquire certain assets, including furniture, equipment, inventory and supplies of Boca Cove Detox, LLC, along with the assignment of lease and sub-lease for premises located at 899 Meadow Avenue, Boca Raton, Florida. On May 1, 2024 the Company, through its subsidiary Evernia Health Center LLC, entered into a Definitive Agreement whereby the Company assumed the lease for suites 100,101, 201, 202 and 203 located at 899 Meadows Road, Boca Raton, Florida (the “Leased Premises”) and the furniture, fixtures and equipment located therein, upon the assignment of the lease from the property owner. The lease was assigned on June 10, 2024 and the Company entered into a Bill of Sale to give effect to the Definitive Agreement. The purchase price was $240,000 which was settled by a deposit of $20,000 and a cash payment of $220,000 and the payment to the Seller of $83,393 for the assumption of the security deposit held by the landlord of the Leased Premises located at 899 Meadows Road.

Corporate Structure

The Company consists of the following entities:

Ethema Health Corporation (Parent company);

Ethema is the publicly traded investment holding company, registered in Colorado, U.S. and owns the following entities:

American Treatment Holdings, Inc, a US registered company (100% owned);

ATHI owns 100% of the members’ interest of Evernia Health Center LLC.

Evernia Health Center LLC, a US registered company;

Evernia operates a treatment center in West Palm Beach Florida and is a wholly owned subsidiary of ATHI which was acquired by Ethema effective July 1, 2021. The Company has been actively involved in the operation of this treatment center since June 30, 2020.

Delray Andrews RE, LLC (“DARE”), a US registered company (100% owned and dormant);

DARE has remained dormant since inception.

PB Billing LLC (“PB Bill”), a US registered company (100% owned);

PB Billing performs the function of billing and collection for Evernia.

ARIA Kentucky LLC (“Aria Kentucky”), a US registered company (100% owned);

Aria Kentucky was established during the current year as the acquisition subsidiary for the business of Edgewater Recovery, which was closed on January 9, 2025, see subsequent events.

Employees

As of December 31, 2024, Ethema had 70 employees and 14 part-time contractors.

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

None.

Item 2. Properties.

Ethema Executive Offices

The Company’s executive offices are located at 950 Evernia Street, West Palm Beach, Florida, 33406.

West Palm Beach Treatment Operations

The Company, through its acquisition of ATHI, effectively acquired an initial 75% of the Evernia treatment facility located at 950 Evernia Street, West Palm Beach Florida. On May 15, 2024, the Company acquired the remaining 25% of ATHI. The Company has been actively involved in the operation of the Evernia treatment facility since June 2020.

On March 22, 2024, the Company through its subsidiary Evernia Health Center LLC, entered into a Definitive Agreement whereby the Company assumed the lease for suites 100, 101, 201, 202 and 203, located at 899 Meadows Road, Boca Raton, Florida (the “Boca Leased Premises”). The company began operating a treatment facility at the Boca Lease Premises during January 2025.

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

From March 2012 to January 2020, our common stock had been traded on the OTCQB markets under the symbol “GRST”. In January 2020, the stock was downgraded to the OTC Pink Sheets market.

The last reported sale price of our common stock on the OTC Pink on May 21, 2025 was $0.0004 per share. As of May 21, 2025, there were approximately 152 holders of record of our common stock.

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

Equity Compensation Plan Information

See Item 11 - Executive Compensation for equity compensation plan information.

Recent Sales of Unregistered Securities

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the year ended December 31, 2024 in transactions that were not registered under the Securities Act.

On July 12, 2024, the Company issued a total of 3,000,000,000 shares of common stock to Mr. Shawn Leon, the company CEO for the conversion of $1,500,000 of related party payables and a further 1,000,000,000 shares to his spouse, Ms. Eileen Greene, for the conversion of $500,000 of related parties payables.

On September 27, 2024, we issued 600,000 shares of Series A Preferred stock to Mr. Shawn Leon for the conversion of $6,000 of related party payables.

On November 17, 2024, 165,000 shares of Series A Preferred stock was sold to a relative of Mr. Leon for gross proceeds of $1,650.

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

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended December 31, 2024.

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

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the company’s consolidated financial statements and accompanying notes to the consolidated financial statements for the year ended December 31, 2024.

Results of operations for the year ended December 31, 2024 and the year ended December 31, 2023.

Revenue

Revenue was $6,017,204 and $5,344,976 for the years ended December 31, 2024 and 2023, respectively, an increase of $672,228 or 12.6%.

Revenue from patient treatment was $6,017,204 and $5,164,454 for the years ended December 31, 2024 and 2023, respectively, an increase of $852,750 or 16.5%. The increase is due to organic growth in the number of in-network patients at the facility and an increase in advertising spend to attract patients to the facility.

Revenue from rental income was $0 and $180,522 for the years ended December 31, 2024 and 2023, respectively, a decrease of $180,522 or 100.0%. The Company disposed of its real property owning subsidiary, Cranberry Cove Holdings, to a related party, Leonite Capital, LLC on June 30, 2023.

Operating Expenses

Operating expenses was $7,350,333 and $5,886,896 for the years ended December 31, 2024 and 2023, respectively, an increase of $1,463,437 or 24.9%. The increase in operating expenses is attributable to:

•	General and administrative expenses was $1,550,799 and $1,041,501 for the years ended December 31, 2024 and 2023, respectively, an increase of $509,298 or 48.9%. The increase is primarily attributable to due to an increase in advertising and marketing costs of $228,767, we spent more funds on advertising to attract new patients to our West Palm Beach facility during the current year, and increases in general operating expenses resulting from the increased patient count, including an increase in food costs of $47,739, an increase in small equipment purchases of $37,596, an increase in client supplies of $20,248, an increase in utilities of $35,450 and an increase in travel costs of $34,160, in addition, property taxes increased by $73,082 due to the increased property value in West Palm Beach and, the balance of $38,256 consisting of increase in numerous individually insignificant costs, related to the increase in the number of patients passing through the facility during the current period.

•	Rent expense was $1,304,127 and $614,793 for the years ended December 31, 2024 and 2023 an increase of $689,334 or 112.1%. The increase is primarily due to an increase in rental which arose on the acquisition of the west Palm Beach building in August 2023 from our landlord and the immediate disposal of the building to a third party, resulting in the cancellation of the old lease which expired in January 2027 and entering into a new 20 year lease expiring in August 2043, at an increased rental expense of $410,204 over the prior year, including a significant rent smoothing adjustment of $223,851 during the current year, in addition, we acquired the business of Boca Cove Detox during the current year and incurred a rental expense of $221,275 for the use of this facility. We only began generating revenue from this facility in January 2025, after obtaining the necessary licensing and approval from the health care insurance providers.

•	Management fees were $0 and $368,003 for the years ended December 31, 2024 and 2023, respectively, a decrease of $368,003 or 100.0%. In the prior year management fees included a once off charge of $185,503 related to a fee charged by Leon Developments to Cranberry Cove prior to its disposal to a related party, Leonite Capital on June 30, 2023. In addition, the Company paid management fees of $182,500 to the minority stockholder of ATHI during the prior year.

•	Professional fees were $955,801 and $707,413 for the years ended December 31, 2024 and 2023, respectively, an increase of $248,388 or 35.1%. The increase is primarily due to an increase in contractor fees incurred by our in-house billing company of $182,434 during the current year as we bolster this department to improve our collections from insurance providers. In addition we incurred professional fees related to corporate activity on closing the acquisition of Boca Cove Detox and the acquisition of the business of Edgewater Recovery in Kentucky which closed on January 7, 2025.

•	Salaries and wages were $3,072,654 and $2,656,267 for the years ended December 31, 2024 and 2023, respectively, an increase of $416,387 or 15.7%. The increase is due to acquisition of Boca Cove Detox which was fully staffed in anticipation of receiving our licenses and approvals from healthcare providers in the third quarter of 2024, this was only obtained in January 2025. In addition we increased our headcount due to the increased patient count during the current year.

•	Depreciation and amortization expense was $466,952 and $498,919 for the years ended December 31, 2024 and 2023, respectively, a decrease of $31,967 or 6.4%. The decrease is primarily due to the disposal of Cranberry Cove Holdings to Leonite Capital, a related party, on June 30, 2023. Cranberry Cove assets included buildings and leasehold improvements which were being depreciated prior to disposal.

Operating loss

The operating loss was $1,333,129 and $541,920 for the years ended December 31, 2024 and 2023, respectively, an increase in loss of $791,209 or 146.0%. The increase in loss is due to the increase in operating expenses of $1,463,437, discussed in detail above, offset by the increase in revenue of $672,228, discussed in detail above.

Other income

Other income was $110,000 and $0 for the years ended December 31, 2024 and 2023, respectively. Other income consisted of management fees provided to Edgewater Recovery, prior to acquisition by the Company.

Other expense

Other expense was $1,160 and $0 for the years ended December 31, 2024 and 2023, respectively, an increase of $1,160 or 100.0%.

Gain on disposal of property

Gain on disposal of property was $0 and $2,484,172 for the years ended December 31, 2024 and 2023, respectively, a decrease of $2,484,172 or 100.0%. In the prior year, the Company exercised its option to acquire the property located at 950 Evernia Street, West Palm Beach, Florida, in which its treatment center operations are located, and subsequently disposed of the property to a third party, realizing a profit on disposal of $2,484,172, after transaction costs.

Loss on debt extinguishment

Loss on debt extinguishment was $0 and $277,175 for the years ended December 31, 2024 and 2023, respectively, a decrease of $277,175 or 100.0%. In the prior year, the loss on debt extinguishment was related primarily to replacement warrants issued to Leonite Capital as part of the debt settlement agreement reached with Leonite.

Extension fee on property purchase

The extension fee on the property purchase was $0 and $140,000 for the years ended December 31, 2024 and 2023, respectively, a decrease of $140,000 or 100%. In the prior year, the extension fee was levied by the landlord of our West Palm Beach facility to afford us additional time to structure the acquisition of the facility, which we in turn disposed of to a third party lender.

Penalty on convertible notes

The penalty on convertible notes was $0 and $34,688 for the years ended December 31, 2024 and 2023, respectively, a decrease of $34,688 or 100.0%. In the prior year, the penalty on convertible note was agreed upon with one of our lenders whose notes were in default and was subsequently settled after June 30, 2023.

Interest income

Interest income was $2,292 and $676 for the years ended December 31, 2024 and 2023 respectively. Interest income represent interest earned on positive bank balances.

Interest expense

Interest expense was $565,343 and $500,226 for the years ended December 31, 2024 and 2023, respectively, an increase of $65,117 or 13.0%, primarily due to the increase in short term note funding of $1,912,000 less repayments of $752,680, the additional funds were raised to fund the acquisition of Boca Cove Detox and for general working capital purposes.

Debt discount

Debt discount was $416,120 and $281,354 for the years ended December 31, 2024 and 2023, respectively, an increase of $134,766 or 47.9%. The increase is primarily due to the increase in short term note funding issued at a discount and the increased utilization of receivables funding during the current year resulting in increased amortization of debt discount associated with this funding.

Foreign exchange movements

Foreign exchange movements were $37,523 and $(95,032) for the years ended December 31, 2024 and 2023, respectively. Foreign exchange movements represents the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market unrealized gains and losses on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net (loss) income before income taxes

Net (loss) income before income taxes was $(2,165,937) and $614,453 for the years ended December 31, 2024 and 2023, respectively, an increase of $2,780,390 or 452.5%. The increase is primarily due to the increase in operating loss as discussed above, the increase in interest expense and debt discount, the prior period gain on sale of property, offset by the other income earned for managing the Edgewater facility, a decrease in the prior year loss on debt extinguishment and the prior year extension fee on the property purchase, all discussed in detail above.

Income taxes

Income taxes were $0 and $391,962 for the years ended December 31, 2024 and 2023, respectively a decrease of $391,962 or 100.0%. Losses were made in the current year, resulting in an increase in the NOL valuation allowance. In the prior year, we completed tax returns for our operating subsidiaries, which resulted in the reversal of previously provided for income taxes, primarily related to accelerated depreciation allowances on property and equipment and the reversal of the deferred tax liability related to intangible assets.

Net (loss) income

Net (loss) income was $(2,165,937) and $1,006,415 for the years ended December 31, 2024 and 2023, respectively, an increase of $3,172,352 or 315.2%. The increase is due to the increase in loss before income taxes and the prior period reversal of income tax charges and deferred tax balances, discussed above.

Liquidity and Capital Resources

Cash used in operating activities was $0.46 million and $0.53 million for the years ended December 31, 2024 and 2023, respectively a decrease of $0.07 million or 13.2%. The decrease is primarily due to the following:

The increase in net loss of $(3.2) million, as discussed above;

•	The decrease in non-cash movements of $2.5 million, primarily due to the prior year gain on disposal of property of $2.5 million, as discussed above;

•	The decrease in working capital movements of $0.8 million, primarily due to an increase in the movement of accounts receivable of $0.1 million, increase in the movement of accounts payable and accrued liabilities of $0.2 million, the increase in movement of operating lease liabilities of $0.3 million, and the increase in the movement of taxes payable of $0.2 million due to the reversal of tax provisions in the prior year.

Cash used in investing activities was $1.0 million and cash provided by investing activities was $2.5 million for the years ended December 31, 2024 and 2023, respectively. In the current year, the Company acquired the business of the Boca Cove detox facility for $0.2 million and the payment of property deposits related to this facility of $0.1 million, we also acquired the minority stockholders interest in ATHI for a cash payment of $0.6 million and purchased additional property and equipment of $0.1 million at our west Palm Beach facility. In the prior year, the Company exercised its option to acquire 950 Evernia Street, where it conducts its treatment facility for net proceeds of $5.2 million, net of $0.4 million of deposits previously paid. Upon acquisition, we immediately sold the property for net proceeds of $8.1 million, after fees and expenses related to the disposal, and paid a rental deposit of $0.4 million related to the lease entered into on the property disposed of.

Cash provided by financing activities was $1.7 million and cash used in financing activities was $(2.1) million and for the years ended December 31, 2024 and 2023, respectively. In the current year, we raised $1.9 million in short term notes, and repaid $0.8 million, realizing a net $1.1 million, We repaid $0.1 million on the promissory note due on the acquisition of ATHI, we received subscription receipts of $0.2 million, we also raised a total of $0.7 million and repaid $0.6 million in receivables funding, we received a net advance from related parties of $0.2 million, these proceeds were used to acquire Boca Cove Detox and the minority stockholders interest and for general working capital purposes. In the prior year, the net proceeds realized on the acquisition and immediate sale of the property, discussed under investing activities was used to repay convertible notes of $(1.0) million, the net repayment of promissory notes of $(0.1) million and the payment of third party loans of $(0.3) million. The Company also repaid net receivables funding of $(0.4) million, mortgage loans of $(0.1) million and related party loans of $(0.2) million during the prior year.

Over the next twelve months we estimate that the company will require approximately $3.8 million in funding to repay its obligations other than convertible notes. We will need funding for working capital as we continue to seek additional opportunities for addiction treatment in the US markets. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as high.

Going Concern

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2024, we incurred operating losses of $1.3 million and had a negative cash flow from operating activities of 0.5 million. As of December 31, 2024, we had an accumulated deficit of $44.4 million, working capital deficiency of $9.1 million and total liabilities in excess of total assets of $7.5 million. These matters raise substantial doubt about our ability to continue as a going concern.

Management believes that current available resources will not be sufficient to fund our planned expenditures over the next 12 months. Accordingly, we will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement our business plan and generating sufficient revenue in excess of costs. If we raise additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish its rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that we will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on our financial condition.

Based on the uncertainties described above, we believe our business plan does not alleviate the existence of substantial doubt about our ability to continue as a going concern within one year from the date of the issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Allowance for credit losses

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

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Our estimates are based on our historical experience, information received from third parties and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimated under different assumption or conditions. Significant accounting policies are fundamental to understanding our financial condition and results as they require the use of estimates and assumptions which affect the financial statements and accompanying notes. See Note 2 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further information.

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

Simultaneously with the acquisition and disposal, on August 4, 2023, we entered into a long term lease for 950 Evernia Street, West Palm Beach, Florida with an initial term of twenty years, and two ten year extension options. The lease is absolutely net and the lease cost for the initial year is $748,000 paid monthly. The lease increases at a rate of 2.75% per year for a total term lease obligation of $19,655,717 over the initial twenty-year term. Due to the initial lease term of twenty years, we are not certain that the extension periods will be exercised at this point in time and accordingly, these have been excluded from the present value of the minimum future lease payments.

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

On May 1, 2024 the Company, through its subsidiary Evernia Health Center LLC, entered into a Definitive Agreement whereby the Company would assume the lease for suites 100,101, 201, 202 and 203 located at 899 Meadows Road, Boca Raton, Florida (the “Leased Premises”) upon the assignment of the lease from the property owner. The lease was assigned on June 10, 2024.

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

New York Office: 805 Third Avenue New York, NY 10022 212.838-5100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ethema Health Corporation and subsidiaries

West Palm Beach, FL 33401

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ethema Health Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has working capital deficiency and accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or are required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2023.

New York, NY

May 23, 2025

PCAOP ID Number 587

New York, NY Washington DC Mumbai & Pune, India Boca Raton, FL

Houston, TX San Francisco, CA Las Vegas, NV Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

ETHEMA HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS

Current assets
Cash	$244,771	$68,573
Accounts receivable, net	260,841	313,338
Prepaid expenses	23,146	18,159
Other current assets	—	3,030
Total current assets	528,758	403,100
Non-current assets
Property and equipment, net	699,688	508,401
Intangible assets, net	536,971	894,952
Right of use assets	9,920,592	9,323,723
Deposits paid	472,393	389,000
Total non-current assets	11,629,644	11,116,076
Total assets	$12,158,402	$11,519,176

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$764,255	$352,101
Convertible notes, net of discounts	3,973,245	4,419,927
Short-term notes, net	2,575,123	680,672
Promissory note	405,000	—
Receivables funding, net	516,247	211,961
Related party advance, net	264,966	—
Government assistance loans	15,088	14,962
Operating lease liability	299,102	38,563
Finance lease liability	9,829	8,426
Related party payables	633,318	2,572,292
Stock subscription liability	198,600	—
Total current liabilities	9,654,773	8,298,904
Non-current liabilities
Government assistance loans	6,149	20,520
Operating lease liability	9,949,454	9,383,557
Finance lease liability	6,593	16,475
Total non-current liabilities	9,962,196	9,420,552
Total liabilities	19,616,969	17,719,456

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 10,000,000 authorized, 4,765,000 and 4,000,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	47,650	40,000
Common stock - $0.01 par value, 10,000,000,000 shares authorized; 7,729,053,805 and 3,729,053,805 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	77,290,539	37,290,539
Additional paid-in capital	24,986,083	26,187,925
Discount for shares issued below par value	(65,363,367)	(27,363,367)
Accumulated deficit	(44,419,472)	(42,355,377)
Total stockholders’ deficit	(7,458,567)	(6,200,280)
Total liabilities and stockholders’ deficit	$12,158,402	$11,519,176

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2024	Year ended December 31, 2023

Revenues	$6,017,204	$5,344,976

Operating expenses
General and administrative	1,550,799	1,041,501
Rent expense	1,304,127	614,793
Management fees	—	368,003
Professional fees	955,801	707,413
Salaries and wages	3,072,654	2,656,267
Depreciation and amortization	466,952	498,919
Total operating expenses	7,350,333	5,886,896

Operating loss	(1,333,129)	(541,920)

Other (expense) income
Other income	110,000	—
Other expense	(1,160)	—
Gain on sale of property	—	2,484,172
Loss on debt extinguishment	—	(277,175)
Extension fee on property purchase	—	(140,000)
Penalty on notes and convertible notes	—	(34,688)
Interest income	2,292	676
Interest expense	(565,343)	(500,226)
Debt discount	(416,120)	(281,354)
Foreign exchange movements	37,523	(95,032)
Net (loss) income before income taxes	(2,165,937)	614,453
Income taxes	—	391,962
Net (loss) income	(2,165,937)	1,006,415
Net loss attributable to non-controlling stockholders interest	101,842	170,184
Net (loss) income attributable to Ethema Health Corporation Stockholders’	(2,064,095)	1,176,599
Preferred stock dividend	—	(47,225)
Net (loss) income available to common stockholders of Ethema Health Corporation	(2,064,095)	1,129,374

Basic (loss) income per common share	$(0.00)	$0.00
Diluted (loss) income per common share	$(0.00)	$0.00
Weighted average common shares outstanding – Basic	5,608,835,226	3,729,053,805
Weighted average common shares outstanding – Diluted	5,608,835,226	3,903,671,684

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred		Common		Additional Paid	Discount	Comprehensive	Accumulated	Non- controlling stockholders
	Shares	Amount	Shares	Amount	in Capital	to par value	Income	Deficit	Interest	Total
Balance as of December 31, 2022	4,000,000	$40,000	3,729,053,805	$37,290,539	$23,419,917	$(27,363,367)	$(5,065)	$(43,484,751)	$870,184	$(9,232,543)
Disposal of subsidiary to related party	—	—	—	—	2,034,885	—	—	—	(700,000)	1,334,885
Deemed extinguishment of debt by related party	—	—	—	—	461,184	—	—	—	—	461,184
Fair value of warrants issued on debt extinguishment	—	—	—	—	271,939	—	—	—	—	271,939
Foreign currency translation	—	—	—	—	—	—	5,065	—	—	5,065
Net income	—	—	—	—	—	—	—	1,176,599	(170,184)	1,006,415
Dividends accrued	—	—	—	—	—	—	—	(47,225)	—	(47,225)
Balance as of December 31, 2023	4,000,000	$40,000	3,729,053,805	$37,290,539	$26,187,925	$(27,363,367)	$—	$(42,355,377)	$—	$(6,200,280)
Acquisition of minority stockholders interest	—	—	—	—	(1,201,842)	—	—	—	101,842	(1,100,000)
Conversion of related party payable to Series A preferred shares	600,000	6,000	—	—	—	—	—	—	—	6,000
Subscription for Series A preferred A shares	165,000	1,650	—	—	—	—	—	—	—	1,650
Conversion of related party payables to common shares	—	—	4,000,000,000	40,000,000	—	(38,000,000)	—	—	—	2,000,000
Net loss	—	—	—	—	—	—	—	(2,064,095)	(101,842)	(2,165,937)
Balance as of December 31, 2024	4,765,000	$47,650	7,729,053,805	$77,290,539	$24,986,083	$(65,363,367)	$—	$(44,419,472)	$—	$(7,458,567)

 The accompanying notes are an integral part of the consolidated financial statement

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2024	Year ended December 31, 2023
Operating activities
Net (loss) income	$(2,165,937)	$1,006,415
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	466,952	498,919
Amortization of debt discount	416,120	281,354
Gain on disposal of property	—	(2,484,172)
Loss on debt extinguishment	—	277,175
Penalty on notes and convertible notes	—	34,688
Amortization of right of use asset	147,387	177,220
Deferred taxation movement	—	(217,451)
Changes in operating assets and liabilities
Accounts receivable	183,137	78,037
Prepaid expenses	(4,987)	26,562
Other current assets	3,030	5,513
Accounts payable and accrued liabilities	416,414	201,978
Operating lease liabilities	82,180	(179,184)
Taxes payable	—	(237,211)
Net cash used in operating activities	(455,704)	(530,157)

Investing activities
Acquisition of real property, net of $400,000 deposit paid	—	(5,209,276)
Proceeds on disposal of real property	—	8,093,448
Purchase of property and equipment	(60,259)	(40,602)
Acquisition of property	(240,000)	—
Acquisition of minority stockholders interest	(625,000)	—
Investment in deposits	(83,393)	(389,000)
Net cash (used in) provided by investing activities	(1,008,652)	2,454,570

Financing activities
Repayment of mortgage	—	(58,320)
Proceeds from convertible notes	—	150,000
Repayment of convertible notes	—	(1,153,666)
Proceeds from short term notes	1,912,000	447,000
Repayment of short term notes	(752,680)	(568,325)
Repayment of promissory notes	(70,000)	—
Proceeds from receivables funding	690,000	580,646
Repayment of receivables funding	(586,752)	(994,483)
Proceeds from advances – related party	250,000	—
Repayment of advances – related party	(11,538)	—
Repayment of government assistance loans	(14,250)	(14,579)
Proceeds from (repayment of) third party loans	—	(283,746)
Repayment of finance leases	(8,478)	(7,943)
Proceeds from stock subscription liability	198,600	—
Proceeds from Series A preferred subscriptions	1,650	—
(Repayment) proceeds of related party notes	67,026	(174,012)
Net cash provided by (used in ) financing activities	1,675,578	(2,077,428)

Effect of exchange rate on cash	(35,024)	80,831

Net change in cash	176,198	(72,184)
Beginning cash balance	68,573	140,757
Ending cash balance	$244,771	$68,573

Supplemental cash flow information
Cash paid for interest	$355,443	$425,117
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Fair value of warrant issued on debt extinguishment	$—	$271,939
Disposal of subsidiary to related party	$—	$1,334,885
Deemed extinguishment of debt by related party	$—	$461,184
Promissory note issued to acquire minority stockholders interest	$475,000	$—
Exchange of Series N convertible notes for Series R promissory notes	$450,000	$—
Conversion of related party payables to common shares	$2,000,000	$—
Conversion of related party payable to Series A preferred stock	$6,000	$—
Present value of operating lease liability and operating lease right-of-use asset recognized in connection with lease commencement	$744,256	$—

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business

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

Acquisition of minority stockholders interest in ATHI

On May 15, 2024, the Company entered into a Stock Purchase Agreement whereby it acquired the remaining 25% of ATHI representing 5,000,000 shares from the minority stockholder for gross proceeds of $1,100,000. The Company paid an initial deposit of $25,000 and on closing an additional $600,000. The Company issued a non-interest-bearing promissory note for the remaining balance of $475,000, which promissory note is repayable in installments of $10,000 a month on each monthly anniversary date of the agreement for months one to eight (eight installments) and months ten through seventeen (eight installments), and payments of $157,500 on month nine and month eighteen, for a total of $475,000.

Acquisition of assets and assignment of lease and sub-lease for Boca cove Detox Center

On March 22, 2024, the Company executed a LOI to acquire certain assets, including furniture, equipment inventory and supplies of Boca Cove Detox, LLC, along with the assignment of lease and sub-lease for premises located at 899 Meadow Avenue, Boca Raton, Florida. On May 1, 2024 the Company, through its subsidiary Evernia Health Center LLC, entered into a Definitive Agreement whereby the Company would assume the lease for suites 100, 101, 201, 202 and 203 located at 899 Meadows Road, Boca Raton, Florida (the “Leased Premises”) and the furniture, fixtures and equipment located therein, upon the assignment of the lease from the property owner. The lease was assigned on June 10, 2024 and the Company entered into a Bill of Sale to give effect to the Definitive Agreement.

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

a)       Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to, the estimated useful lives of long lived assets, the fair value of long-lived assets including impairment analysis, estimates in revenue recognition, allowance for credit losses, estimates in the fair value of warrants and stock options granted for services or compensation, estimates in convertible debt, borrowing rate consideration for right-of-use (ROU) lease assets including related lease liability, and the valuation allowance for deferred tax assets due to continuing operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

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

The relevant translation rates are as follows: For the year ended December 31, 2023, a closing rate of CDN$1 equals US$0.7561 and an average exchange rate of CDN$1 equals US$0.7409.

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

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with several financial institution in the USA and Canada. There were no cash equivalents at December 31, 2024 and 2023.

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

f)        Allowance for Doubtful Accounts

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

Financial liabilities measured at amortized cost include bank indebtedness, accounts payable and accrued liabilities, taxes payable, convertible notes payable, promissory notes, receivables funding, loans payable and related party notes.

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

Settlements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s receivables were $260,841 and $313,338 at December 31, 2024 and December 31, 2023, respectively. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount.

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

ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made. The tax returns for fiscal 2020, through 2023 are subject to audit or review by the US tax authorities, whereas fiscal 2011 through 2023 are subject to audit or review by the Canadian tax authority.

p)      Net (loss) income per Share

Basic net (loss) income per share is computed on the basis of the weighted average number of common stock outstanding during the year.

Diluted net (loss) income per share is computed on the basis of the weighted average number of common stock and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net (loss) income per share are excluded from the calculation.

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

q)       Stock based compensation

Stock based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2024 and 2023 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with performance conditions and no awards dependent on market conditions.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

r)       Financial instruments Risks

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, December 31, 2024 and 2023.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of approximately $9.1 million, and an accumulated deficit of approximately $44.4 million. The Company is dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, liquidity risk is assessed as high, material and remains unchanged from that of the prior year.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its convertible debt, promissory notes, short term loans, receivables funding third party loans and government assistance loans as of December 31, 2024. In the opinion of management, interest rate risk is assessed as moderate.

b.	Currency risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company has limited exposure to assets and liabilities denominated in foreign currencies. The Company has not entered into any hedging agreements to mitigate this risk. In the opinion of management, currency risk is assessed as low, immaterial and remains unchanged from that of the prior year.

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

d.	Concentration of customers

During the years ended December 31, 2024 and 2023, the Company derived approximately 100% of its in-patient revenues from a group of commercial healthcare insurers. Any adverse change in policy towards the treatment of substance abuse patients adopted by a majority of the group of commercial healthcare insurers will have a significant impact on the Company.

s)        Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued additional updates during the year ended December 31, 2024. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s consolidated financial statements upon adoption.

t)     Comprehensive income (loss)

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. The Company does not have any comprehensive income (loss) for the periods presented.

u)   Segment information

The Company’s Chief Executive Officer and President (“CEO”) is our chief operating decision maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because our CODM evaluates financial performance on a consolidated basis, the Company has determined that it operates as a single reportable segment composed of the financial results of Ethema Health Corporation.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	Going concern

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2024, the Company incurred operating losses of $1.3 million and had a negative cash flow from operating activities of 0.5 million. As of December 31, 2024, the Company had an accumulated deficit of $44.4 million, working capital deficiency of $9.1 million and total liabilities in excess of total assets of $7.5 million. These matters raise substantial doubt about Company’s ability to continue as a going concern.

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

Based on the uncertainties described above, the Company believes its business plan does not alleviate the existence of substantial doubt about its ability to continue as a going concern within one year from the date of the issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The minority stockholders interest related to the Series A preferred stock in Cranberry Cove Holdings of $700,000 was recorded as a deemed contribution to the Company and credited to additional paid in capital, resulting in a total credit to additional paid in capital of $2,034,885.

The cancellation of the Series B shares, which were owned by Leonite Capital, a related party, was deemed to be an extinguishment of debt by a related party and recorded as a credit to additional paid in capital of $461,184.

 ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.	Acquisition of minority stockholders interest in ATHI

On May 15, 2024, the Company entered into a Stock Purchase Agreement whereby it acquired the remaining 25% of ATHI representing 5,000,000 shares from the minority stockholder for gross proceeds of $1,100,000. The Company paid an initial deposit of $25,000 and on closing an additional $600,000. The Company issued a non-interest-bearing promissory note for the remaining balance of $475,000, which promissory note is repayable in installments of $10,000 a month on each monthly anniversary date of the agreement for months one to eight (eight installments) and months ten through seventeen (eight instalments), and payments of $157,500 on month nine and month eighteen, for a total of $475,000.

The acquisition of the minority stockholders interest was accounted for in terms of ASC 810, Consolidation.

Amount
Purchase price
Cash	$625,000
Promissory note	475,000
1,100,000
Allocation of purchase price
Minority stockholders interest	101,842
Additional paid in capital	(1,201,842)
$(1,100,000)

6.	Acquisition of Boca Cove Detox

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company paid gross proceeds of $1,449,000 to Leonite Capital and Leonite Fund I, LP in settlement of all amounts outstanding to both entities. In addition, $65,450 was paid to Ed Blasiak to settle the convertible promissory note owing to him, $179,474 was paid to Joshua Bauman to settle a convertible promissory note owing to him and $260,548 was paid to Mirage Realty, LLC to settle the senior secured promissory note owing to them.

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

Property and equipment consists of the following:

		December 31, 2024			December 31, 2023
	Useful lives	Cost	Accumulated depreciation	Net book value	Net book value
Leasehold improvements	Life of lease	$513,375	$(137,330)	$376,045	$371,308
Furniture and fittings	6 years	396,711	(93,282)	303,429	104,715
Vehicles	5 years	55,949	(40,250)	15,699	26,889
Computer equipment	3 years	9,372	(4,857)	4,515	5,489
		$975,407	$(275,719)	$699,688	$508,401

Depreciation expense for the year ended December 31, 2024 and 2023 was $108,971 and $140,938, respectively.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.	Intangibles

Intangible assets consist of the Company’s estimate of the fair value of intangibles acquired with the acquisition of ATHI. The Company allocated the excess over the tangible assets acquired, less the liabilities assumed to the contract provided to the Company by a health care service provider.

Intangible assets consist of the following:

		December 31, 2024			December 31, 2023
	Useful lives	Cost	Accumulated amortization	Net book value	Net book value
Health care Provider license	5 Years	$1,789,903	$(1,252,932)	$536,971	$894,952

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

The Company recorded $357,981 in amortization expense for finite-lived assets for the years ended December 31, 2024 and 2023.

Estimated future amortization expense is as follows:

Amount
2025	$357,981
2026	178,990
Total estimated amortization expense	$536,971

9.	Leases

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.	Leases (continued)

On May 1, 2024 the Company, through its subsidiary Evernia Health Center LLC, entered into a Definitive Agreement whereby the Company would assume the lease for suites 100, 101, 201, 202 and 203 located at 899 Meadows Road, Boca Raton, Florida (the “Leased Premises”) and the furniture, fixtures and equipment located therein, upon the assignment of the lease from the property owner. The lease was assigned on June 10, 2024 and the Company entered into a Bill of Sale to give effect to the Definitive Agreement.

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

The present value of the future minimum lease payments was valued at $744,256 on June 10, 2024.

Right of use assets are included in the consolidated balance sheet are as follows:

	December 31, 2024	December 31, 2023
Non-current assets
Right-of-use assets – finance leases, net of depreciation, included in Property and equipment	$15,699	$26,889
Right-of-use assets - operating leases, net of amortization	$9,920,592	$9,323,723

Lease costs consists of the following:

	Year ended December 31,
	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$11,190	$11,190
Interest expense on finance lease liabilities	1,402	1,938
	12,592	13,128

Operating lease cost	$1,304,127	$598,336
Lease cost	$1,316,719	$611,464

Other lease information:

	Year ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(1,402)	$(1,938)
Operating cash flows from operating leases	(999,883)	(600,299)
Financing cash flows from finance leases	(8,478)	(7,943)
	$(1,009,763)	$(610,180)

Weighted average lease term – finance leases	1 years and ten months	2 years and ten months
Weighted average remaining lease term – operating leases	17 years and 8 months	19 years and 8 months

Discount rate – finance leases	6.60%	6.60%
Discount rate – operating leases	7.61%	7.70%

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.	Leases (continued)

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases as of December 31, 2023 is as follows:

Amount
2025	$9,829
2026	6,195
2027	1,707
17,731
Imputed interest	(1,309)
Total finance lease liability	$16,422
Disclosed as:
Current portion	$9,829
Non-Current portion	6,593
Lease liability	$16,422

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount

2025	$1,045,192
2026	1,074,288
2027	961,526
2028	841,379
2029 and thereafter	15,358,663
Total undiscounted minimum future lease payments	19,281,048
Imputed interest	(9,032,492)
Total operating lease liability	$10,248,556

Disclosed as:
Current portion	$299,102
Non-Current portion	9,949,454
$10,248,556

10.	Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity Date	Principal	Interest	December 31, 2024	December 31, 2023

Auctus Fund, LLC	0.0%	On Demand	$70,000	$—	$70,000	$70,000

Joshua Bauman	10.0%	August 9, 2024	120,776	13,068	133,844	121,766

Series N convertible notes	6.0%	December 31, 2024 to December 31, 2025	2,779,000	990,401	3,769,401	4,228,161

			$2,969,776	$1,003,469	$3,973,245	$4,419,927

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.	Short-term Convertible Notes (continued)

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

Joshua Bauman

On August 9, 2023, the Company issued a convertible promissory note to Mr. Bauman, in the aggregate principal amount of $150,000. The note bears interest at 10.0% per annum and matures on August 9, 2024. The note is convertible into shares of common stock at a conversion price at the option of the holder at $0.001 per share, adjusted for anti-dilution provisions. The note is convertible into common stock at the option of the holder after the expiration of six months from the issuance date, in addition, should the note reach its maturity date, August 9, 2024, the note will automatically convert into shares of common stock at the conversion price, subject to anti-dilution provisions.  The note was not automatically converted into shares of common stock upon maturity and remains outstanding, although the note is in technical default, a default has not been declared and we are negotiating with the note holder on amending the terms or repaying the note.

During November 2023 and December 2023, the company repaid $29,224 and $4,597 in principal and interest, respectively. No repayments were made during the year ended December 31, 2024.

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

During the current year, the Company repaid $33,750 of accrued interest to certain Series N convertible note holders.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	Short-term Notes

The short term notes consist of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	December 31, 2024 Amount	December 31, 2023 Amount
LXR Biotech	6.0%	On Demand	$92,522	$31,787	$—	$124,309	$129,184

Mirage Realty	10.0%	March 15, 2024	—	—	—	—	236,421
	6.0 to 18.0%	November 15, 2024	600,000	13,500	—	613,500	—

Third Party	12.0%	On demand	239,474	12,425	—	251,899	315,067

Revolving line of credit	60.0%	May 1,2024	—	—	—	—	—
	60.0%	May 14, 2024	—	—	—	—	—
	60.0%	May 12, 2024	—	—	—	—	—
	60.0%	July 14, 2024	—	—	—	—	—
	120.0%	August 13, 2024	101,000	61,576	—	162,576	—
	120.0%	September 30, 2024	181,000	77,589	—	258,589	—

Series R Promissory notes	7.5%	March 31, 2025	1,155,000	38,447	(29,197)	1,164,250	—

Total convertible notes payable			$2,368,996	$235,324	$(29,197)	$2,575,123	$680,672

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

On May 15, 2024, the Company, entered into a senior secured promissory note in the aggregate principal amount of $600,000. The note earns interest at 6% per annum for the first two months and 9% per annum for the following two months and 18% for the next two months. The note matured on November 15, 2024. The proceeds of the note were used to acquire the minority stockholder interest in ATHI, refer note 5 above.

On October 29, 2024, the maturity date of the note was extended to January 2025 with interest accruing thereon at 18% per annum. On February 13, 2025, we received a further extension on this note to May 15, 2025 with interest thereon remaining at 18% per annum.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	Short-term Notes (continued)

Revolving line of credit

On February 1, 2024 Ethema Health Corporation, American Treatment Holdings Inc, and Evernia Health Center LLC entered into a secured revolving line of credit agreement (“Agreement”) with Testing 123, LLC. The draw under the is limited to a maximum of 80% of the Receivables balance as provided to the Lender, subject to the maximum borrowing under the Term Loan Agreement of $1,000,000. The interest on the term loan is 5% per month and the default interest rate is 10% per month. The revolving credit line is valid for a period of two years and each draw will have a maturity date that is two months from the draw date, with an origination fee of $1,000 per draw. Each loan may be prepaid at any time without penalty. The Company will pay a commitment fee of $40,000 to the borrower in common shares on the completion of a public offering, unless no such offering takes place within a year, whereby the outstanding principal will be increased by $40,000. The revolving credit line is secured by all assets, tangible and intangible of the Company and its direct and indirect subsidiaries, American Treatment Holdings, Inc. and Evernia Health Center, LLC.

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

On May 15, 2024, the Company entered into a Stock Purchase Agreement whereby it acquired the remaining 25% of ATHI representing 5,000,000 shares from the minority stockholder for gross proceeds of $1,100,000. The Company paid an initial deposit of $25,000 and on closing an additional $600,000. The Company issued a non-interest bearing promissory note for the remaining balance of $475,000, which promissory note is repayable in instalments of $10,000 a month on each monthly anniversary date of the agreement for months one to eight (eight instalments) and months ten through seventeen (eight instalments), and payments of $157,500 on month nine and month eighteen, for a total of $475,000.

	December 31, 2024	December 31, 2023

Promissory note issued	$475,000	$—
Repayments	(70,000)	—
	$405,000	$—
Disclosed as:
Current portion	$405,000	$—

13.	Receivables funding

June 2, 2023 Funding

On June 2, 2023, the Company through its subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Bizfund.com (“Bizfund”), whereby $198,000 of the Receivables of Evernia were sold to Bizfund, for gross proceeds of $150,000, made up of a cash payment to the Company of $75,750 and the transfer of $74,250 of the January 19, 2023, outstanding principal to the June 2, 2023 funding agreement. The Company is obliged to pay 15.0% of the receivables until the amount of $198,000 is paid in full, with periodic repayments of $4,950 per week. The guarantor of the funding was the previous minority stockholder in ATHI.

The Company made weekly cash payments of $4,950 totaling $198,000 by March 12, 2024, thereby extinguishing the debt.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	Receivables funding (continued)

September 15, 2023 Funding

On September 15, 2023, the Company, through its subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Itria Ventures LLC (“Itria”), whereby $320,000 of the Receivables of Evernia were sold to Itria, for gross proceeds of $250,000. The Company also incurred fees of $3,000, resulting in net proceeds of $247,500. The Company was obliged to pay $6,667 per week until the amount of $320,000 was paid in full. The guarantor of the funding was the previous minority stockholder in ATHI.

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

The Company has repaid $118,250 and the balance outstanding as of December 31, 2024 was $247,998, net of unamortized debt discount of $8,752.

August 30, 2024 Funding

On August 30, 2024, the Company, through its subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Itria Ventures LLC (“Itria”), whereby $312,500 of the Receivables of Evernia were sold to Itria, for gross proceeds of $150,000. The Company also incurred fees of $2,000, resulting in net proceeds of $148,000. The Company is obliged to pay $4,808 per week until the amount of $187,500 is paid in full.

The Company made weekly cash payments of $8,013 totaling $136,218 and the balance outstanding as of December 31, 2024 was $153,877, net of unamortized debt discount of $22,405.

October 9, 2024 Funding

On October 9, 2024, the Company, through its subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Itria Ventures LLC (“Itria”), whereby $187,500 of the Receivables of Evernia were sold to Itria, for gross proceeds of $150,000. The Company also incurred fees of $2,000, resulting in net proceeds of $148,000. The Company is obliged to pay $4,808 per week until the amount of $187,500 is paid in full.

The Company made weekly cash payments of $4,808 totaling $52,885 and the balance outstanding as of December 31, 2024 was $114,372, net of unamortized debt discount of $20,243.

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

On September 21, 2022, ARIA received partial forgiveness of the government assistance loan of $104,368, the balance of the loan plus accrued interest is due and payable. On December 30, 2022, the Company sold ARIA to its Chairman and CEO and agreed to assume the repayment of the government assistance loan. As of December 31, 2024, the balance outstanding, including interest thereon was $21,237.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.	Related party payables

	December 31,	December 31,
	2024	2023
Related party payables
Shawn E. Leon	$144,353	$61,267
Leon Developments Ltd.	—	1,092,701
Eileen Greene	488,965	1,418,324
Total related party payables	$633,318	$2,572,292

Related party advance
Eileen Greene
Principal outstanding	$285,000	$—
Repayments	(11,539)	—
	273,461	—

Debt discount at inception	(35,000)	—
Amortization of debt discount	26,505	—
	(8,495)	—

Total Related party advances	$264,966	$—

Shawn E. Leon

At December 31, 2024 and December 31, 2023, the Company had a payable to Shawn Leon of $144,353 and $61,267, respectively. Mr. Leon is a director and CEO of the Company. The balances receivable and payable are non-interest bearing and have no fixed repayment terms.

During the years ended December 31, 2024 and 2023, Mr. Leon forfeited management fees due to him.

During July 2024, the related party payable of $1,092,701 owing to Leon Developments and $500,000 of the related party payable to Eileen Greene was assigned by the respective parties to Mr. Leon.

On July 12, 2024, Mr. Leon converted $1,500,000 of the related party payable into 3,000,000,000 shares of common stock at a conversion price of $0.0005 per share.

On September 27, 2024, Mr. Leon converted $6,000 of the related party payable into 600,000 shares of Series A Preferred stock at a conversion price of $0.01 per share.

Leon Developments, Ltd.

Leon Developments is owned by Shawn Leon, the Company’s CEO and director. As of December 31, 2024 and December 31, 2023, the Company owed Leon Developments, Ltd., $0 and $1,092,701, respectively.

During July 2024, the related party payable of $1,092,701 owing to Leon Developments was assigned by Leon Developments to Mr. Leon.

Eileen Greene

During July 2024, Ms. Greene assigned $500,000 of the Related party payable to her to Mr. Leon.

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

At December 31, 2024, the Company owed Eileen Greene, the spouse of its CEO, Shawn Leon, related party payables of $488,965 and related party advances of $264,966, net of unamortized debt discount of $8,495.

At December 31, 2023, The Company owed Eileen Greene, related party payables of $1,418,324.

The amounts owing to Ms. Greene are non-interest bearing and has no fixed repayment terms.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.	Related party payables (continued)

Leonite Capital, LLC and Leonite Fund I, LLP

Leonite Capital is considered a related party due to its previous investment of $700,000 in Series A Preferred stock interest in CCH, which was previously a wholly owned subsidiary of the Company, and its previous investment of $400,000 in Series B Preferred stock of the Company, as of December 31, 2022.

Prior to the disposal of CCH to Leonite Capital on June 30, 2023, and the simultaneous cancellation of the Series B Preferred stock as discussed below, the accrued dividends on the CCH Series A Preferred shares was $184,545 and the accrued dividends on the Series B Preferred shares was $61,184.

On June 30, 2023, the Company entered into an exchange agreement with Leonite Capital whereby it exchanged the 400,000 Series B shares with a value of $400,000 plus accrued dividends thereon of $61,184 for its entire stockholding in its property owning subsidiary, Cranberry Cove Holdings. The Series B shares and the accrued dividends thereon were extinguished and cancelled upon consummation of the transaction.

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

Authorized and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The company has issued 7,729,053,805 and 3,729,053,805 shares of common stock at December 31, 2024 and December 31, 2023, respectively.

On July 12, 2024, the Company issued 4,000,000,000 shares of common stock to Mr. Shawn Leon, the company CEO and his spouse, Ms. Eileen Greene, both related parties, for the conversion of $2,000,000 of related party payables, see note 15 above.

On November 17, 2024, the Company entered into a subscription agreement with a party related to Shawn Leon, whereby 165,000,000 shares of common stock were subscribed for at $0.0012 per share, for gross proceeds of $198,000. These shares have not been issued yet and the proceeds of $198,000 is recorded as a Share subscription liability until such time as the common shares are issued.

b.	Series A Preferred shares

Authorized, issued and outstanding

The Company has authorized 10,000,000 Series A preferred shares with a par value of $0.01 per share. The company has issued and outstanding 4,765,000 and 4,000,000 Series A Preferred shares at December 31, 2024 and December 31, 2023, respectively.

On September 27, 2024, the Company issued 600,000 shares of Series A Preferred stock to Mr. Shawn Leon for the conversion of $6,000 of related party payables, see note 15 above.

On November 17, 2024, 165,000 shares of Series A Preferred stock was sold to a relative of Mr. Leon for gross proceeds of $1,650.

c.	Series B Preferred shares

Authorized and outstanding

The Company has authorized 400,000 Series B preferred shares with a par value of $1.00 per share. The company has no issued and outstanding Series B Preferred shares at December 31, 2024 and December 31, 2023.

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

Our board of directors adopted the Greenstone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries, provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have no issued options at December 31, 2024 under the Plan.

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

Warrant exchange agreement

On June 28, 2023 the Company entered into a Warrant Exchange Agreement with Leonite that exchanged a Warrant outstanding to Leonite originally issued on June 12, 2020 for a new Warrant dated June 30, 2023. The substantial changes to the warrant affect the number of shares in the warrant, the exercise price and the term. The original warrant provided for Leonite to have a continuing right to purchase a 20% share of the outstanding common shares until it expired on June 12, 2025 which was originally set at 326,286,847 shares. The new warrant is exercisable for 745,810,761 shares, 20% of the current number of common shares outstanding, with no allowance for adjustment, except normal adjustments due to splits or consolidations, until the new expiry date of June 30, 2027. The exercise price in the original warrant was $0.10, with allowance for adjustments, which when applied resulted in an exercise price of $0.0004 per share. The exercise price on the new warrant is $0.001 and is only adjustable if the Company issues any shares at a price less than the exercise price during the warrant period except for any issuance of shares to the Company’s president or related parties on any debt outstanding to those parties as of June 30, 2023, and limited to a conversion price of $0.0005 per share. The Warrant Exchange agreement was conditional on Leonite receiving a full payment of all of its outstanding loans originally set as by July 20, 2023. This date was extended and all of the notes were repaid on August 4, 2023. Leonite held several notes at June 30, 2023, some of which were convertible into shares at variable rates, see notes 9 and 10 above. The total amount repaid to settle all of the outstanding liabilities was $1,449,000.

The replacement warrants were valued effective June 30, 2023, the effective date of issuance of the warrants, as the difference between the fair value of the original warrant exercisable for 326,286,847 shares of common stock and the fair value of the replacement four-year warrant exercisable for 745,810,861 shares of common stock at an exercise price of $0.001 per share.

The warrants were valued using a Black-Scholes valuation model. The following assumptions were used in the valuation model:

Year ended December 31, 2023
Exercise price	$0.001
Risk free interest rate	4.31 to 4.87%
Expected life of options	2 to 4 years
Expected volatility of underlying stock	205.5 to 243.0%
Expected dividend rate	0%

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	Stockholder’s deficit (continued)

e.	Warrants (continued)

A summary of the Company’s warrant activity during the period from January 1, 2023 to December 31, 2024 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding as of January 1, 2023	602,852,506	$0.000675 to $0.00205	$0.001306
Granted	745,810,761	0.001	0.001
Forfeited/cancelled	(326,286,847)	0.000675	0.000675
Exercised	–	–	–
Outstanding as of December 31, 2023	1,022,376,420	$0.001 to $0.00205	$0.0012840
Granted	–	–	–
Forfeited/cancelled	–	–	–
Exercised	–	–	–
Outstanding as of December 31, 2024	1,022,376,420	$0.001 to $0.00205	$0.0012840

The following table summarizes information about warrants outstanding at December 31, 2024:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.001	745,810,761	2.50	$0.001000	745,810,761	$0.001000
$0.002050	276,565,659	1.01	0.002050	276,565,659	0.002050
	1,022,376,420	2.09	$0.001284	1,022,376,420	$0.001284

All of the warrants outstanding at December 31, 2024 are vested. The warrants outstanding at December 31, 2024 have an intrinsic value of $0.

17.	Segment information

The Company operates and manages its business as one reportable and operating segment, since the disposal of CCH on June 30, 2023, the Company only provides rehabilitation services to customers, these services are provided to customers at its Evernia, Addiction Recovery Institute of America facility.

Prior to that date, the Company had two reportable segments and also derived rental income from the property owned by its CCH subsidiary.

The Company’s CODM reviews financial information presented and decides how to allocate resources based on net operating income (loss). Net income (loss) is used for evaluating financial performance.

Significant segment expenses include Salaries and wages, rent expense, professional fees, management fees, food expenses, marketing and advertising expenses, insurance expenses and depreciation and amortization expenses. Other operating expenses include all remaining costs necessary to operate our business, which primarily include other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	Segment information (continued)

The segment operating results of the one reportable segment for the year ended December 31, 2024 is disclosed as follows:

Year ended December 31, 2024
In Patient Services

Revenue	$6,017,204

Salaries and wages	3,072,654
Rent expense	1,304,127
Professional fees	955,801
Management fees	—
Food expenses	308,660
Marketing and advertising expenses	371,229
Insurance expenses	146,357
Depreciation and amortization expense	466,952
Other operating expenses	724,553

Operating loss	(1,333,129)

Other (expense) income
Other income	110,000
Other expense	(1,160)
Interest income	2,292
Interest expense	(565,343)
Amortization of debt discount	(416,120)
Foreign exchange movements	37,523
Net (loss) before income taxes	$(2,165,937)

The segment operating results of the reportable segments for the year ended December 31, 2023 is disclosed as follows:

	Year ended December 31, 2023
	Rental Operations	In-Patient services	Total

Revenue	$180,522	$5,164,454	$5,344,976

Salaries and wages	—	2,656,267	2,656,267
Rent expense	—	614,793	614,793
Professional fees	—	707,413	707,413
Management fees	185,503	182,500	368,003
Food expenses	—	260,921	260,921
Marketing and advertising expenses	—	142,462	142,462
Insurance expenses	—	150,478	150,478
Depreciation and amortization expense	59,921	438,998	498,919
Other operating expenses	103	487,537	487,640

Operating loss	(65,005)	(476,915)	(541,920)

Other (expense) income
Intercompany gain (loss) on debt forgiveness	3,481,332	(3,481,332)	—
Gain on disposal of property	—	2,484,172	2,484,172
Loss on debt extinguishment	—	(277,175)	(277,175)
Extension fee on property purchase	—	(140,000)	(140,000)
Penalty on convertible notes	—	(34,688)	(34,688)
Interest income	—	676	676
Interest expense	(95,464)	(404,762)	(500,226)
Amortization of debt discount	—	(281,354)	(281,354)
Foreign exchange movements	(81,033)	(13,999)	(95,032)
Net income (loss) before taxes	$3,239,830	$(2,625,377)	$614,453

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.	Net (loss) income per common share

For the year ended December 31, 2024, the following warrants exercisable for shares and convertible securities convertible into a number of shares were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

Year ended December 31, 2024

Shares issuable upon exercise of warrants	1,022,376,420
Shares issuable on conversion of convertible notes	180,960,977
1,203,337,397

For the year ended December 31, 2023, the computation of basic and diluted earnings per share is calculated as follows:

		Number of	Per share
	Amount	shares	amount

Basic earnings per share
Net income per share available for common stockholders	$1,129,374	3,729,053,805	$0.00

Effect of dilutive securities
Warrants	—	—	—
Convertible debt	198,684	174,617,879	0.00

Diluted earnings per share
Net income per share available for common stockholders	$1,328,058	3,903,671,684	$0.00

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19.	Commitments and contingencies

a.	Options granted to purchase shares in ATHI

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

The Company is current in its US and Canadian tax filings as of December 31, 2022, tax filings are due for the Company as of December 31, 2023 and 2024.

The Company’s operations are based in the US and currently enacted tax laws in the US are used in the calculation of income taxes.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.	Income taxes (continued)

Federal Income Tax - United States

On December 22, 2017, the Tax Cuts and Jobs Act (the TCJA), which significantly modified U.S. corporate income tax law, was signed into law by President Trump. The TCJA contains significant changes to corporate income taxes, including but not limited to the reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and generally eliminating net operating loss carrybacks, allowing net operating losses to carryforward without expiration, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including changes to the orphan drug tax credit and changes to the deductibility of research and experimental expenditures that will be effective in the future). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, including to what extent various states will conform to the newly enacted federal tax law.

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2024 and 2023, there have been no interest or penalties incurred on income taxes.

The provision for income taxes consists of the following:

	Year ended December 31, 2024	Year ended December 31, 2023
Current
Federal	$—	$174,511
State	—	—
Foreign	—	—
	$—	$174,511
Deferred
Federal	$—	$217,451
State	—	—
Foreign	—	—
	$—	$217,451
Tax Benefit	$—	$391,962

The income tax provision/ (benefit) is different from that which would be obtained by applying the statutory Federal income tax rate of 21% and applicable state tax rates of 5.5% to income before income tax expense. The items causing this difference for the years ended December 31, 2024 and 2023 are as follows:

	Year ended December 31, 2024	Year ended December 31, 2023

Taxation credit (charge) at the federal and state statutory rate	$454,847	$(129,035)
State taxation	79,277	55,679
Prior year over provision	—	174,511
Permanent differences	—	(257,015)
Foreign tax rate differential	—	(181,036)
Prior year net operating loss true up	—	571,391
Forfeiture of net operating loss on disposal of subsidiary	—	(178,608)
Valuation allowance	(534,124)	336,075
Net tax benefit (expense)	$—	$391,962

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.	Income taxes (continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023

Property and equipment	$(121,881)	$(105,801)
Intangible assets	221,352	158,108
Net operating losses	6,620,694	6,192,106
Other	83,365	24,993
	6,803,530	6,269,406
Valuation allowance	(6,803,530)	(6,269,406)
Net deferred income tax assets (liabilities)	$—	$—

The Company has established a valuation allowance against its gross deferred tax assets sufficient to bring its net deferred tax assets to zero due to the uncertainty surrounding the realization of such assets. Management has determined it is more likely than not that the net deferred tax assets are not realizable due to the Company’s historical loss position. The valuation allowance for the year ended December 31, 2024 increased by a total of $534,124.

As of December 31, 2024, the prior four tax years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

As of December 31, 2024, the Company had available for income tax purposes approximately $31.2 million in federal and $2.3 million in state net operating loss carry forwards, which may be available to offset future taxable income. $8.1 million of the net operating losses will begin to expire in 2034 and $23.1 million has an indefinite life. Due to the uncertainty of the utilization and recoverability of the loss carryforwards and other deferred tax assets, Management has determined a full valuation allowance for the deferred tax assets since it is more likely than not that the deferred tax assets will not be realizable.

Pursuant to the Internal Revenue Code of 1986, as amended (“IRC”), §382, the Company’s ability to use its net operating loss carry forwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year period.

21.	Subsequent events

Acquisition of Edgewater Recovery Centers, LLC

As previously disclosed, on October 22, 2024, ARIA Kentucky LLC (ARIA Kentucky”), a wholly owned subsidiary of the Company, Edgewater Recovery Centers, LLC (“ERC”) and John Elam (the ”Seller”), entered into an Asset Purchase Agreement (”APA”) pursuant to which ARIA Kentucky agreed to acquire and ERC agreed to sell to ARIA Kentucky on the closing date (the “Acquisition”) , the addiction treatment operations owned by ERC and located in Morehead and Paducah, Kentucky through a purchase of the assets of ERC (the “Acquired Assets”), including; all assets of ERC used in the business of ERC (except for certain specified assets), including but not limited to all current assets existing at the time of closing, all cash balances and rights to receive cash, all equipment, machinery, all warranties related to the business and acquired assets, all intangible personal property, intellectual property, all business inventories, all property leases associated with the business, all assumed contracts, all governmental authorizations; and all information and records, including patient records, as defined in the APA. Certain of the real property associated with the operations of ERC (the “Real Property”) is fully leveraged and requires credit and personal guarantees which the Company is unable to provide. The entities owning the real property were acquired in a separate transaction by BH Properties Fund LLC (“BH Properties”), a company controlled by Mr. Shawn Leon, the Company’s CEO and therefore a related party. BH Properties through its acquired subsidiaries then entered into lease agreements with ARIA Kentucky on an arms-length basis, at market related rates.

On January 9, 2025, ARIA Kentucky consummated the Acquisition of the Acquired Assets of ERC. Pursuant to the terms of the APA, at closing ARIA Kentucky paid the Seller $250,000 and assumed certain liabilities related to the Acquired Assets, including trade payables and liabilities under assumed contracts and certain specifically identified liabilities, including a settlement agreement with the United States government and the State of Kentucky and certain obligations as a borrower or guarantor related to banking obligations.

On January 9, 2025, in. a separate transaction, BH Properties acquired ERC Investments, LLC (”ERCI”), New Journey LLC (“NJ”) and, JDE Properties, LLC (“JDE”) which separately own certain Real Property on which ARIA Kentucky operates and which was subsequently leased to ARIA Kentucky.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21.	Subsequent events (continued)

Lease agreements entered into by ARIA Kentucky.

All lease agreements are effective January 1, 2025:

ERC Investments LLC – Related Party, wholly owned by BH Properties

·	Five year real property lease for property located at 425 Clinic Drive, Morehead, Kentucky, for an initial annual rental of $312,000, with annual escalations of 1.5% for a total lease obligation of $1,607,507.

·	Five year real property lease for property located at 445 Clinic Drive, Morehead, Kentucky for an initial annual rental of $120,000, with annual escalations of 1.5% for a total lease obligation of $618,272.

·	Five year real property lease for property located at 1111 US 60, Morehead, Kentucky for an initial annual rental of $480,000, with annual escalations of 1.5% for a total lease obligation of $2,473,088.

New Journey LLC– Related Party, wholly owned by BH Properties

·	Five year real property lease for property located at 189 Edgewater Road, Morehead, Kentucky for an initial annual rental of $96,000, with annual escalations of 1.5% for a total lease obligation of $494,618.

·	Five year real property lease for property located at 795 Cranston Road, Morehead, Kentucky, for an initial annual rental of $96,000, with annual escalations of 1.5% for a total lease obligation of $494,618.

·	Five year real property lease for property located at 2180 US 60, Morehead, Kentucky for an initial annual rental of $36,000, with annual escalations of 1.5% for a total lease obligation of $185,482.

·	Five year real property lease for property located at 721 White Street, Morehead, Kentucky for an initial annual rental of $30,000, with annual escalations of 1.5% for a total lease obligation of $154,568.

JDE Properties, LLC– Related Party, wholly owned by BH Properties

·	Five year real property lease for property located at 166 Maple Drive, Morehead, Kentucky for an initial annual rental of $60,000, with annual escalations of 1.5% for a total lease obligation of $309,136.

·	Five year real property lease for property located at 214 Jackson Drive, Morehead, Kentucky for an initial annual rental of $30,000, with annual escalations of 1.5% for a total lease obligation of $154,568.

·	Five year real property lease for property located at 1135 Rodburn Hollow Drive, Morehead, Kentucky for an initial annual rental of $30,000, with annual escalations of 1.5% for a total lease obligation of $154,568.

Trent Developments LLC – Unrelated third party

On January 9, 2025, ARIA Kentucky executed a five year real property lease with Trent Developments for property located at 141, 141.5 and 143 East Main Street, Morehead, Kentucky for an initial annual rental of $138,000 per annum, escalating at 1.5% per annum after the second year, for a total lease obligation of $702,545.

MAT Properties, LLC – Unrelated third party – assignment of lease

On January 9, 2025, ARIA Kentucky executed a three year real property assignment of lease agreement with ERC and MAT Properties for property located at 154 S Owens Road, Morehead, Kentucky, for an initial annual rental of $180,000 per annum, with no escalations, for a total lease obligation of $540,000.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.	Subsequent events (continued)

Amendment to articles of incorporation

In terms of a resolution of the Company’s board of directors proposing amendments to the articles of incorporation, on January 22, 2025, in term of a Definitive 14C information statement, the company obtained the written consent of the holders of a majority of voting power of the outstanding common stock and a majority of the voting power of the outstanding Series A Preferred stock, to amend and restate the articles of incorporation as follows:

·	The number of authorized shares of preferred stock was increased from 10,400,000 shares of preferred stock, with a par value of $0.01 per share, designated as 10,000,000 Series A preferred stock, and 400,000 designated as Series B Preferred stock which are no longer outstanding or authorized to 30,000,000 shares of Preferred Stock.

The effect of the adoption of Authorized Increase is that the Board of Directors has the authority to issue shares of Preferred Stock in one or more series, with such rights, preferences and designations, as it deems necessary or advisable without any additional action by our stockholders, unless otherwise required by law or any quotation system or exchange upon which our securities are listed and trade. With regard to such proposed blank check preferred stock, the Board of Director’s authority to determine the terms of any such shares of Preferred Stock would include, but not be limited to: (i) the designation of each class or series and the number of shares that will constitute each such class or series; (ii) the dividend rate for each class or series; (iii) the price at which, and the terms and conditions on which, the shares of each class or series may be redeemed, if such shares are redeemable; (iv) the terms and conditions, if any, upon which shares of each class or series may be converted into shares of other classes or series of shares, or other securities; and (v) the voting rights for each class or series.

·	To effect a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio between 1 for 1,000 and 1 for 5,000, with the ratio to be determined at the discretion of the board of directors, subject to the authority of the board of directors to abandon the reverse stock split amendment.

The Reverse Stock Split Amendment will have the effect of reducing the outstanding number of shares of Common Stock. If the Board of Directors does not implement an approved Reverse Stock Split prior to the one-year anniversary of the date of approval of the stockholders of the Reverse Stock Split, this vote will be of no further force and effect the Board of Directors will seek stockholder approval before implementing any reverse stock split after that time. The Board of Directors may abandon the proposed amendment to effect the Reverse Stock Split at any time prior to its effectiveness. Fractional shares will be paid in cash.

Our Common Stock is listed on the OTC Markets under the symbol “GRST” and will continue to be listed on the OTC Markets under the same trading symbol following the Reverse Stock Split. New Shares will be fully paid and non-assessable. The New Shares will have the same voting rights and rights to dividends and distributions and will be identical in all other respects to the Old Shares.

·	To delete Article XIII, which required the vote or the consent of the holders of a majority of the outstanding shares of the Company to approve any action by the Company’s stockholders.

The effect of the adoption of the Article XIII Amendment is that, instead of requiring the vote or concurrence of the holders of a majority of the outstanding shares of the Company entitled to vote to approve any action by the Company’s stockholders, the vote or concurrence of the holders of a majority of the outstanding shares of the Company cast by the Company’s stockholders at a duly called meeting at which a quorum was present for the transaction of business shall be sufficient to approve any action by the Company’s stockholders,

Receivables Funding

January 6, 2025 Funding

On January 6, 2025, the Company, through its subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Itria Ventures, LLC (“Itria”), whereby $307,500 of the Receivables of Evernia were sold to Itria for gross proceeds of $250,000. The Company also incurred fees of $3,000 resulting in net proceeds of $247,000. The Company is obliged to pay $7,885 per week until the amount of $307,500 is paid in full.

February 13, 2025 Funding

On February 13, 2025, the Company, through its subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with CFG Merchant Solutions, LLC (“CFG”), whereby $166,250 of the Receivables of Evernia were sold to CFG, for gross proceeds of $125,000. The Company also incurred fees of $625 resulting in net proceeds of $124,375. The Company is obliged to pay $3,778 per week until the amount of $166,250 is paid in full.

February 18, 2025 Funding

On February 18, 2025, the Company, through its subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Purpletree Funding, LLC (“Purpletree”), whereby $99,750 of the Receivables of Evernia were sold to Purpletree for gross proceeds of $75,000. The Company also incurred fees of $750 resulting in net proceeds of $74,250. The Company is obliged to pay $3,563 per week until the amount of $99,750 is paid in full.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, our management has determined that as of December 31, 2024, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

Deficiencies and Significant Deficiencies

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2024, our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2024. Management evaluated the impact of our failure to have sufficient written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers, their ages and their positions, as of the date of this Annual Report, as follows:

Name		Position
Shawn E. Leon	65	Chief Executive Officer, Chief Financial Officer, President and Director

Gerald T Miller	67	Director

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

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, at December 31, 2024, our officers and directors or 10% stockholders were in compliance with Section 16(a).

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon, President CEO, CFO	2024	$20,000	(1)	$—	$—	$—	$—	$—	$20,000
	2023	$—		$—	$—	$—	$—	$—	$—

(1)	Represents a salary paid to Mr. Leon during the year ended December 31, 2024.

Outstanding Equity Awards at Fiscal Year End

 There were no equity awards issued to executive officers during the fiscal year ended December 31, 2024 and there are no outstanding equity awards to named officers as of December 31, 2024.

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

Directors Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the year ended December 31, 2024.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon	—	—	—	—	—	—	—

Gerald T Miller	—	—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Name of beneficial owner	Amount and nature of beneficial ownership, including common stock		Percentage of common stock beneficially owned(1)

Directors and Officers
Shawn E. Leon	4,171,864,342	(2)	54.0%
Gerald T. Miller	500,000	(3)	*

All officers and directors as a group (2 persons)	4,172,364,342		54.0%

* Less than 1%

(1)	Based on 7,726,283,805 shares of common stock outstanding as of May 21, 2025.
(2)	Includes 3,000,500,000 shares held by Mr. Leon, a further 2,687,300 shares held by Greenestone Clinic, a company controlled by Mr. Leon, a further 60,000,000 shares owned by Leon Developments, a company controlled by Mr. Leon, 1,008,677,042 shares owned by Eileen Greene, Mr. Leon's spouse and 100,000,000 shares owned by Mr. Leon’s’ son.
(3)	Includes 500,000 shares of common stock.
16

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Related Party Transactions

As of December 31, 2024 and 2023, amounts payable to executive officers or their affiliates for related party payables, as detailed in the below table:

	December 31,	December 31,
	2024	2023
Related party payables
Shawn E. Leon	$144,353	$61,267
Leon Developments Ltd.	—	1,092,701
Eileen Greene	488,965	1,418,324
Total related party payables	$633,318	$2,572,292

Related party advance
Eileen Greene
Principal outstanding	$285,000	$—
Repayments	(11,539)	—
	273,461	—

Debt discount at inception	(35,000)	—
Amortization of debt discount	26,505	—
	(8,495)	—

Total Related party advances	$264,966	$—

Shawn E. Leon

At December 31, 2024 and December 31, 2023, we had a payable to Shawn Leon of $144,353 and $61,267, respectively. Mr. Leon is a director and CEO of our company. The balances receivable and payable are non-interest bearing and have no fixed repayment terms.

During July 2024, the related party payable of $1,092,701 owing to Leon Developments and $500,000 of the related party payable to Eileen Greene was assigned by the respective parties to Mr. Leon.

On July 12, 2024, Mr. Leon converted $1,500,000 of the related party payable into 3,000,000,000 shares of common stock at a conversion price of $0.0005 per share.

On September 27, 2024, Mr. Leon converted $6,000 of the related party payable into 600,000 shares of Series A Preferred stock at a conversion price of $0.01 per share.

Leon Developments, Ltd.

Leon Developments is owned by Shawn Leon, the Company’s CEO and director. As of December 31, 2024 and December 31, 2023, the Company owed Leon Developments, Ltd., $0 and $1,092,701, respectively.

During July 2024, the related party payable of $1,092,701 owing to Leon Developments was assigned by Leon Developments to Mr. Leon.

Eileen Greene

During July 2024, Ms. Greene assigned $500,000 of the Related party payable to her to Mr. Leon.

On July 12, 2024, Ms. Greene converted $500,000 of the related party payable into 1,000,000,000 shares of common stock at a conversion price of $0.0005 per share.

On July 4, 2024, Ms. Greene advanced us $250,000 with an original issue discount of $35,000, totaling $285,000. The amount is being repaid in instalments of $5,769 as and when we have the cash flow to make the payments, the loan is expected to be fully repaid in June 2025 or earlier depending on cash flow.

At December 31, 2024, we owed Eileen Greene, the spouse of its CEO, Shawn Leon, related party payables of $488,965 and related party advances of $264,966, net of unamortized debt discount of $8,495.

At December 31, 2023, we owed Eileen Greene, related party payables of $1,418,324.

The amounts owing to Ms. Greene are non-interest bearing and has no fixed repayment terms.

On July 4, 2024, Ms. Greene advanced the Company $250,000 with an original issue discount of $35,000, totaling $285,000. The amount is being repaid in instalments of $5,769 as and when the Company has the cash flow to make the payments, the loan is expected to be fully repaid in the fiscal year 2025.

Leonite Capital, LLC and Leonite Fund I, LLP

Leonite Capital is considered a related party due to its previous investment of $700,000 in Series A Preferred stock interest in CCH, which was previously a wholly owned subsidiary of the Company, and its previous investment of $400,000 in Series B Preferred stock of the Company, as of December 31, 2022.

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

As of December 31, 2024, the Board determined that Gerald T Miller is independent and that Mr. Leon is not independent under these standards.

Item 14. Principal Accountant Fees and Services.

RBSM LLP serves as our independent registered public accounting firm for the years ended December 31, 2024 and 2023.

The following is a summary of the fees paid by us to Daszkal Bolton LLP and RBSM LLP the years ended December 31, 2024 and 2023 for professional services rendered:

	Year ended December 31, 2024	Year ended December 31, 2023

Audit fees and expenses	$125,080	$86,500
Taxation preparation fees	—	—
Audit related fees	—	—
Other fees	—	—
	$125,080	$86,500

Audit Fees

Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by RBSM, LLP in connection with statutory and regulatory filings or engagements in fiscal year ended December 31, 2024 and 2023.

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

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services listed above for the fiscal years ended December 31, 2024 and 2023, respectively.

PART IV

Item 15. Exhibits, Financial Statement Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)	(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024

1.	Independent Auditor’s Report
2.	Consolidated Balance Sheets as of December 31, 2024 and 2023
3.	Consolidated Statements of Operations for the years ended December 31, 2024 and 2023
4.	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2024 and 2023
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
6.	Notes to Consolidated Financial Statements

(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(b)	Exhibits

Exhibit No.	Description	Form	SEC File No.	Date	File Herewith	Filed by Reference

3.1	Articles of Incorporation of NNRC, Inc. (as filed with the Secretary of State of Colorado on April 1, 1993)	10-K	000-15078	March 28, 2013		X

3.2	Articles of Amendment to the Articles of Incorporation of Nova Natural Resources, Inc. (as filed with the Secretary of State of Colorado on May 8, 2012)	10-K	000-15078	March 28, 2013		X

3.3	Articles of Amendment to the Articles of Incorporation of Greenestone Healthcare Corporation (as filed with the Secretary of State of Colorado on March 26, 2013)	8-K	000-15078	March 29, 2013		X

3.4	Amended and Restated Bylaws of Greenestone Healthcare Corporation	8-K	000-15078	March 29, 2013		X

3.5	Articles of Amendment to the Articles of Incorporation re: Name Change	8-K	000-15078	April 10, 2017		X

3.6	First amendment to Amended and Restated Bylaws	8-K	000-15078	April 10, 2017		X

4.1	Form of Series L Convertible Note and Warrant Agreement	8-K	000-15078	42740		X

4.2	Form of LABRYS LP Convertible Note Agreement	8-K	000-15078	February 2, 2017		X

10.1	Stock Purchase Agreement I	8-K	000-15078	March 29, 2013		X

10.2	Form of Warrant I	8-K	000-15078	December 30, 2013		X

10.3	Form of Warrant II	8-K	000-15078	December 30, 2013		X

10.4	Stock Purchase Agreement II	8-K	000-15078	December 30, 2013		X

10.5	Share Purchase Agreement, dated as of December 16, 2014 by and between the Registrant and Jainheel Patekh Medical Professional Corporation	8-K	000-15078	December 23, 2014		X

10.6	Collateral Note, Dated December 16, 2014	8-K	000-15078	December 23, 2014		X

10.7	Seastone of Delray Asset Purchase Agreement, Management Services Agreement and Commercial Real Estate Contract	8-K	000-15078	May 23, 2016		X

10.8	Stock Purchase Agreement re: Cranberry Cove Holdings Ltd.	8-K	000-15078	February 17, 2017		X

Exhibit No.	Description	Form	SEC File No.	Date	Filed Herewith	Filed by Reference
10.9	Asset Purchase Agreement re: Sale of Muskoka Clinic	8-K	000-15078	February 17, 2017		X

10.10	Lease of Muskoka Clinic	8-K	000-15078	February 17 2017		X

16.1	Letter from Jarvis Ryan Associates, LLP	8-K	000-15078	July 19, 2014		X

31.1	Certification of the Principal Executive Officer and Principal Financial Officer of the registrant pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Rule 13(a) -14(a) or Rule 15(d( - 14 (a)	X

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline Taxonomy Extension CAL XBRL Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHEMA HEALTH CORPORATION

Date: May 23, 2025

By: /s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer),	May 23, 2025
Shawn Leon	Chief Financial Officer (Principal Financial Officer), President and Director

/s/ Gerald T. Miller	Director	May 23, 2025
Gerald T. Miller

