Form 10-Q
period 2025-03-31
ETHEMA HEALTH Corp
filed 2025-10-17
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-54748

ETHEMA HEALTH CORPORATION.

(Exact Name of Registrant as Specified in its Charter)

Colorado	84-1227328
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

950 Evernia Street West Palm Beach,Florida	33401
Address of Principal Executive Offices	Zip Code

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of common stock outstanding as of October 13, 2025 was 7,726,283,805.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Health Corporation.

FORM 10-Q

ETHEMA HEALTH CORPORATION

ETHEMA HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)

Current assets
Cash	$210,446	$244,771
Accounts receivable, net	1,037,640	260,841
Prepaid expenses	19,599	23,146
Other current assets	3,250	—
Total current assets	1,270,935	528,758
Non-current assets
Property and equipment, net	1,304,811	699,688
Intangible assets, net	3,396,008	536,971
Goodwill	3,573,396	—
Right of use assets	10,948,291	9,920,592
Right of use assets – related party	7,538,237	—
Deposits paid	512,106	472,393
Total non-current assets	27,272,849	11,629,644
Total assets	$28,543,784	$12,158,402

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,255,509	$764,255
Bank loans	226,001	—
Assumed liability	686,236	—
Convertible notes, net of discounts	4,032,329	3,973,245
Short-term notes, net	2,718,001	2,575,123
Promissory note	375,000	405,000
Receivables funding, net	791,686	516,247
Related party advance, net	271,579	264,966
Government assistance loans	15,216	15,088
Operating lease liability	498,381	299,102
Operating lease liability -related party	410,826	—
Finance lease liability	9,156	9,829
Related party payables	1,527,467	633,318
Stock subscription liability	198,600	198,600
Total current liabilities	13,015,987	9,654,773
Non-current liabilities
Bank loans	4,121,391	—
Assumed liability	906,609	—
Note payable – related party	83,053	—
Government assistance loans	6,073	6,149
Operating lease liability	10,832,204	9,949,454
Operating lease liability – related party	7,150,459	—
Finance lease liability	5,054	6,593
Deferred taxation	766,618	—
Total non-current liabilities	23,871,461	9,962,196
Total liabilities	36,887,448	19,616,969

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 10,000,000 authorized, 4,765,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	47,650	47,650
Common stock - $0.01 par value, 10,000,000,000 shares authorized; 7,726,283,805 and 7,729,053,805 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	77,262,839	77,290,539
Additional paid-in capital	25,013,783	24,986,083
Discount for shares issued below par value	(65,363,367)	(65,363,367)
Accumulated deficit	(45,304,569)	(44,419,472)
Total stockholders’ deficit	(8,343,664)	(7,458,567)
Total liabilities and stockholders’ deficit	$28,543,784	$12,158,402

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2025	Three months ended March 31, 2024

Revenues	$3,517,775	$1,300,100

Operating expenses
General and administrative	809,745	274,546
Salaries and wages	2,063,298	727,741
Rent expense	739,801	265,132
Professional fees	356,112	150,550
Depreciation and amortization expense	196,221	111,206
Total operating expenses	4,165,177	1,529,175

Operating loss	(647,402)	(229,075)

Other (expense) income
Other income	172,240	—
Interest income	1,219	575
Interest expense	(292,857)	(93,186)
Amortization of debt discount	(129,882)	(63,162)
Foreign exchange movements	(757)	10,645
Loss before taxation	(897,439)	(374,203)
Taxation	12,342	—
Net loss	$(885,097)	$(374,203)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding – Basic and diluted	7,727,791,916	3,729,053,805

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred		Common		Additional paid-in	Discount to	Accumulated
	Shares	Amount	Shares	Amount	Capital	par value	Deficit	Total
Balance as of December 31, 2024	4,765,000	$47,650	7,729,053,805	$77,290,539	$24,986,083	$(65,363,367)	$(44,419,472)	$(7,458,567)
Common shares cancelled			(2,770,000)	(27,700)	27,700	—	—	—
Net loss	—	—	—	—	—	—	(885,097)	(885,097)
Balance as of March 31, 2025	4,765,000	$47,650	7,726,283,805	$77,262,839	$25,013,783	$(65,363,367)	$(45,304,569)	$(8,343,664)

	Series A Preferred		Common		Additional paid-in	Discount to	Accumulated
	Shares	Amount	Shares	Amount	Capital	par value	Deficit	Total
Balance as of December 31, 2023	4,000,000	$40,000	3,729,053,805	$37,290,539	$26,187,925	$(27,363,367)	$(42,355,377)	$(6,200,280)
Net loss	—	—	—	—	—	—	(374,203)	(374,203)
Balance as of March 31, 2024	4,000,000	$40,000	3,729,053,805	$37,290,539	$26,187,925	$(27,363,367)	$(42,729,580)	$(6,574,483)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2025	Three months ended March 31, 2024
Operating activities
Net loss	$(885,097)	$(374,203)
Adjustment to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization expense	196,221	111,206
Amortization of debt discount	129,882	63,162
Provision for credit losses	103,012	—
Amortization of right of use asset	205,790	7,684
Deferred taxation	(12,342)	—
Changes in operating assets and liabilities
Accounts receivable	(93,139)	87,048
Prepaid expenses	3,547	5,910
Other current assets	32,229	(127)
Accounts payable and accrued liabilities	327,134	(56,642)
Related party accruals	47,758	—
Operating lease liabilities	(128,411)	49,993
Net cash used in operating activities	(73,416)	(105,969)

Investing activities
Acquisition of Aria Kentucky, net of cash of $299,492	49,492	—
Deposits paid	(24,713)	(20,000)
Purchase of property and equipment	(12,627)	(32,462)
Net cash provided by (used in) investing activities	12,152	(52,462)

Financing activities
Repayment of assumed liability	(76,172)	—
Repayment of bank loans	(25,000)	—
Proceeds from receivables funding	667,875	—
Repayment of receivables funding	(486,509)	(146,067)
Repayment of promissory notes	(30,000)	—
Proceeds from short-term notes	—	302,000
Repayment of government assistance loans	—	(3,748)
Repayment of finance leases	(2,199)	(2,069)
(Repayment) proceeds from related parties	(21,429)	87,898
Net cash provided by financing activities	26,566	238,014

Effect of exchange rate on cash	373	(10,659)

Net change in cash	(34,325)	68,924
Beginning cash balance	244,771	68,573
Ending cash balance	$210,446	$137,497

Supplemental cash flow information
Cash paid for interest	$98,056	$3,488
Cash paid for income taxes	$—	$—

Non- cash investing and financing activities
Present value of operating lease liability and operating lease right of use assets recognized in connection with lease commencement	$1,149,642	$—
Present value of operating lease liability and operating lease right of use assets recognized in connection with lease commencement- Related party	$7,622,084	$—
Common shares cancelled	$27,700	$—
Bank loan proceeds applied directly to settle seller’s debt in connection with acquisition	$4,250,00	$—
Related party loan proceeds applied directly to seller’s debt in connection with acquisition	$66,741	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business

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

Acquisition of Edgewater Recovery Centers, LLC

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

On January 9, 2025, in a separate transaction, BH Properties acquired ERC Investments, LLC (”ERCI”), New Journey LLC (“NJ”) and JDE Properties, LLC (“JDE”) which separately own certain Real Property on which ARIA Kentucky operates and which was subsequently leased to ARIA Kentucky.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies

Financial Reporting

The (a) unaudited condensed consolidated balance sheets as of March 31, 2025, and as of December 31, 2024, which has been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations, stockholders’ deficit and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on May 23, 2025.

All amounts referred to in the notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

a)	Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to, the estimated useful lives of long lived assets, the fair value of long-lived assets including impairment analysis, estimates in revenue recognition, allowance for credit losses, estimates in the fair value of warrants and stock options granted for services or compensation, estimates in convertible debt, borrowing rate consideration for right-of-use (ROU) lease assets including related lease liability, and the valuation allowance for deferred tax assets due to continuing operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

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

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with several financial institution in the USA and Canada. There were no cash equivalents at March 31, 2025 and December 31, 2024.

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

Customer relationships and non-compete agreements identified on the acquisition of the assets of Edgewater Recovery Center, LLC, as discussed in note 4 below, are amortized over their expected useful lives of fifteen years and five years, respectively.

k)	Goodwill

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

The Company annually assesses whether the carrying value of its reporting unit exceeds its fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of the reporting unit exceeds its fair value. If the carrying amount of the reporting unit exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess.

Goodwill was recently acquired and is assessed annually on December 31, 2025 to see if there are any qualitative or quantitative indications that impairment of goodwill may be appropriate. At each quarter end a qualitative analysis is performed, to determine if any impairment should be considered. As of March 31, 2025, there were no indications that an impairment of goodwill may be required.

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

Financial assets measured at cost are tested for impairment when there are indicators of impairment. The amount of the write-down is recognized in the statement of operations. The previously recognized impairment loss may be reversed to the extent of the improvement, directly or by adjusting the allowance account, provided it is no greater than the amount that would have been reported at the date of the reversal had the impairment not been recognized previously. The amount of the reversal is recognized in the statement of operations. The Company recognizes its transaction costs in the statement of operations in the period incurred. However, financial instruments that will not be subsequently measured at fair value are adjusted by the transaction costs that are directly attributable to their origination, issuance or assumption.

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

The Company measures its convertible debt and any derivative liabilities associated therewith at fair value. These liabilities are revalued periodically and the resultant gain or loss is realized through the consolidated Statement of Operations.

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

The Company’s provision for doubtful accounts are recorded as a direct reduction to revenue instead of being presented as a separate line item on the unaudited condensed consolidated statements of operations.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

o)	Revenue recognition (continued)

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

Settlements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s receivables were $1,037,640 and $260,841 at March 31, 2025 and December 31, 2024, respectively. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount.

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

The Company accounts for income taxes under the provisions of ASC Topic 740, “Income Taxes”. Under ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are provided using the liability method. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax basis of an asset or liability is the amount attributed to that asset or liability for tax purposes. The effect on deferred taxes of a change in tax rates is recognized in income in the period of change. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made. The tax returns for fiscal 2020, through 2024 are subject to audit or review by the US tax authorities, whereas fiscal 2011 through 2024 are subject to audit or review by the Canadian tax authority.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

q)	Net loss per Share

Basic net loss per share is computed on the basis of the weighted average number of common stock outstanding during the year.

Diluted net loss per share is computed on the basis of the weighted average number of common stock and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation.

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

Stock based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with performance conditions and no awards dependent on market conditions.

s)	Financial instruments Risks

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, March 31, 2025 and December 31, 2024.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of approximately $11.7 million, and an accumulated deficit of approximately $45.3 million. The Company is dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

s)	Financial instruments Risks (continued)

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, and other price risk. The Company is exposed to interest rate risk and currency risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its bank loans, assumed debt, convertible debt, promissory notes, short term loans, receivables funding third party loans and government assistance loans as of March 31, 2025.

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

d.	Concentration of customers

During the three months ended March 31, 2025 and 2024, the Company derived approximately 100% of its revenues from a group of commercial healthcare insurers. Any adverse change in policy towards the treatment of substance abuse patients adopted by a majority of the group of commercial healthcare insurers will have a significant impact on the Company.

t)	Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued additional updates during the three months ended March 31, 2025. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption.

u)	Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. The Company does not have any comprehensive income (loss) for the periods presented.

v)	Segment information

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

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2025, the Company incurred operating losses of $0.6 million. As of March 31, 2025, the Company had an accumulated deficit of $45.3 million, working capital deficiency of $11.7 million and total liabilities in excess of total assets of $8.3 million. These matters raise substantial doubt about Company’s ability to continue as a going concern.

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

Based on the uncertainties described above, the Company believes its business plan does not alleviate the existence of substantial doubt about its ability to continue as a going concern within one year from the date of the issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	Acquisition of the business of Edgewater Recovery Center

On October 22, 2024, ARIA Kentucky LLC (ARIA Kentucky”), a wholly owned subsidiary of the Company, Edgewater Recovery Centers, LLC (“ERC”) and John Elam (the ”Seller”), entered into an Asset Purchase Agreement (”APA”) pursuant to which ARIA Kentucky agreed to acquire and ERC agreed to sell to ARIA Kentucky on the closing date (the “Acquisition”), the addiction treatment operations owned by ERC and located in Morehead and Paducah, Kentucky through a purchase of the assets of ERC (the “Acquired Assets”), including; all assets of ERC used in the business of ERC (except for certain specified assets), including but not limited to all current assets existing at the time of closing, all cash balances and rights to receive cash, all equipment, machinery, all warranties related to the business and acquired assets, all intangible personal property, intellectual property, all business inventories, all property leases associated with the business, all assumed contracts, all governmental authorizations; and all information and records, including patient records, as defined in the APA. Certain of the real property associated with the operations of ERC (the “Real Property”) is fully leveraged and requires credit and personal guarantees which the Company is unable to provide. The entities owning the real property were acquired in a separate transaction by BH Properties Fund LLC (“BH Properties”), a company controlled by Mr. Shawn Leon, the Company’s CEO and therefore a related party. BH Properties through its acquired subsidiaries then entered into lease agreements with ARIA Kentucky on an arms-length basis, at market related rates.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisition of the business of Edgewater Recovery Center (continued)

The provisional allocation of assets acquired and liabilities assumed is as follows:

Amount
Purchase price
Cash	$250,000
Allocation of purchase price
Current assets
Cash	$299,492
Accounts receivable	786,672
Other current assets	35,479
1,121,643
Non-current assets
Property and equipment	651,752
Customer relationships	2,944,000
Non-compete agreements	52,000
Goodwill	3,573,396
Deposits	15,000
7,236,148
Total Assets acquired	$8,357,791

Current liabilities
Accrued liabilities	$373,920
Related party payables	867,820
1,241,740

Non-current liabilities
Bank loans	4,354,044
Note payable – related party	66,741
Assumed liability	1,666,306
Deferred taxation	778,960
6,866,051
Total liabilities assumed	$8,107,791

Net assets acquired	$250,000

The amount of pro forma revenue and earnings which would have been included in the Company’s unaudited condensed consolidated statement of operations for the period ended March 31, 2025, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2024, is presented as follows:

	Revenue	Net loss
Actual for the period from acquisition to March 31, 2025	$2,082,082	$(142,488)

2025 supplemental pro-forma from January 1, 2025 to March 31, 2025	$3,693,467	$(1,003,956)

2024 supplemental pro-forma from January 1, 2024 to March 31, 2024	$4,398,214	$(768,018)

The supplemental pro forma information for the three months ended March 31, 2025 was adjusted to exclude (i) non-recurring legal fees of $35,000 incurred on the acquisition of the business of Edgewater and (ii) amortization of intangibles of $4,530 and the tax effect thereon of $1,178.

The supplemental pro forma information for the three months ended March 31, 2024 was adjusted to exclude (i) $2,249,633 related to a settlement reached with the Department of Justice by Edgewater and is unrelated to current and future operations and (ii) amortization of intangibles of $51,667 and the tax effect thereon of $13,433.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Property and equipment

As disclosed in note 4 above, in terms of an APA agreement entered into on October 22, 2024, on January 9, 2025, the Company consummated the acquisition of the Acquired Assets of ERC, which included furniture and equipment, estimated at $483,194 and vehicles of $168,558.

Property and equipment consists of the following:

		March 31, 2025			December 31, 2024
	Useful lives	Cost	Accumulated depreciation	Net book value	Net book value
Leasehold improvements	Life of lease	$523,259	$(150,218)	$373,041	$376,045
Furniture and fixtures	6 years	881,379	(128,367)	753,012	303,429
Vehicles	5 years	224,507	(50,856)	173,651	15,699
Computer equipment	3 years	10,641	(5,534)	5,107	4,515
		$1,639,786	$(334,975)	$1,304,811	$699,688

Depreciation expense for the three months ended March 31, 2025 and 2024 was $59,258 and $21,711, respectively.

6.	Intangibles

As disclosed in note 4 above, in terms of an APA agreement entered into on October 22, 2024, on January 9, 2025, the Company consummated the acquisition of the Acquired Assets of ERC, which included a preliminary valuation of customer relationships of $2,944,000 and non-compete agreements of $52,000.

Intangible assets consist of the following:

	Useful lives	March 31, 2025			December 31, 2024
		Cost	Accumulated amortization	Net book value	Net book value
Customer relationships	15 years	$2,944,000	$(45,079)	$2,898,921	$—
Non-compete agreement	5 years	52,000	(2,389)	49,611	—
Health care Provider license	5 years	1,789,903	(1,342,427)	447,476	536,971
		$4,785,903	$(1,389,895)	$3,396,008	$536,971

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

The Company recorded $136,963 and $89,495 in amortization expense for finite-lived assets for each of the three months ended March 31, 2025 and 2024, respectively.

7.	Goodwill

Goodwill represents the excess purchase price paid over the fair value of assets acquired, including any other identifiable intangible assets.

As disclosed in note 4 above, in terms of an APA agreement entered into on October 22, 2024, on January 9, 2025, the Company consummated the acquisition of the Acquired Assets of ERC, which included goodwill estimated at $3,573,396.

Amount
Opening balance as of January 1, 2025	$—
Acquisition of the assets and liabilities assumed of Edgewater Recovery Center	3,573,396
Closing balance as of March 31, 2025	$3,573,396

The Company evaluates goodwill for impairment on an annual basis during the last month of each year and at an interim date if indications of impairment exist. Goodwill impairment is determined by comparing the fair value of the reporting unit to its carrying amount with an impairment being recognized only when the fair value is less than carrying value and the impairment is deemed to be permanent in nature.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Leases

The Company acquired ATHI on July 1, 2021, ATHI’s wholly owned subsidiary, Evernia Health Center, LLC (“Evernia”) had entered into an operating lease agreement for certain real property located at 950 Evernia Street, West Palm Beach, Florida (“Evernia Street”), with effect from February 1, 2019 for a period of three years, expiring on February 1, 2022. Under the terms of the lease agreement, the lease was extended during October 2021 for a further 5-year period until February 1, 2027.

On October 3, 2022, the Company entered into a purchase and sale agreement with Evernia Station Limited Partnership for the purchase of Evernia Street, the property in which it operates its treatment center, for gross proceeds of $5,500,000. On August 3, 2023, after 6 addendums to the agreement, the Company closed on the acquisition of Evernia Street. This resulted in the termination of the lease with Evernia station, resulting in the reversal of the remaining right-of-use asset of $1,226,080 and the associated operating lease liability of $1,328,803, which liability included $102,723 of accrued rental, which was offset against the rental expense.

On August 4, 2023, the Company immediately sold Evernia Street to Pontus EHC Palm Beach, LLC, a Delaware limited liability company and a portfolio company of Pontus Net Lease Advisors, LLC, and entered into a long-term lease for Evernia Street with an initial term of twenty years, and two ten-year extension options. The lessor is Pontus EHC Palm Beach, LLC, The lease is absolutely net and the lease cost for the initial year is $748,000 paid monthly. The lease increases at a rate of 2.75% per year for a total term lease obligation of $19,595,653 over the initial twenty-year term. The Lease is personally guaranteed by the Company President and the guarantee may be released after 5 years based on certain financial and performance metrics being met. Due to the initial lease term of twenty years, the Company is not certain that the extension periods will be exercised at this point in time and accordingly, these have been excluded from the present value of the minimum future lease payments.

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

As disclosed in note 4 above, in terms of an APA agreement entered into on October 22, 2024, on January 9, 2025, the Company consummated the acquisition of the Acquired Assets of ERC. Simultaneously, with the acquisition of the assets of ERC, BH Properties, a company controlled by Mr. Shawn Leon, the Company’s CEO and a related party, acquired certain of the real property associated with the operations of ERC.

The acquired properties are fully leveraged and required personal guarantees which the Company was unable to provide. The entities owning the real property were acquired in a separate transaction by BH Properties, which then, through its acquired subsidiaries entered into lease agreements with ARIA Kentucky on an arms-length basis, at market related rates.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Leases (continued)

The Company entered into 7 lease agreements, effective January 1, 2025, with its related party, BH Properties, all of which were for an initial period of five years with an option to extend for an additional five years, since the transaction is between related parties the option is likely to be exercised, the lease agreements all include an annual escalation of 1.5% of the base rent and the lessee is responsible for utilities, property taxes, repairs and maintenance expenditure and insurance costs.

The details of the related party property leases are as follows:

	Description	Base Rental (annual)
·	425 Clinic Drive, Morehead, Kentucky	$312,000
·	445 Clinic Drive, Morehead, Kentucky	120,000
·	1111 US 60 W, Morehead, Kentucky	480,000
·	2180 US 60 W, Morehead, Kentucky	36,000
·	721 White Street, Morehead Kentucky	30,000
·	214 Jackson Drive, Morehead, Kentucky	30,000
·	1135 Rodburn Hollow Drive, Morehead, Kentucky	30,000
	Total	$1,038,000

The Company also entered into a third party lease agreement with Trent Developments, LLC for a property located at 141, 141.5 and 143 East Main Street, Morehead Kentucky. The lease is for a period of 5 years commencing on January 1, 2025, with a base annual rental of $138,000, escalating by 1.5% on the second anniversary of the lease term and each anniversary thereafter.

In addition, the Company entered into an assignment of lease agreement with MAT Properties, LLC for a property located at 154 S Owens Road, Morehead Kentucky. The original lease was modified and the term of the lease was extended to 2 years commencing on January 1, 2025, ending on December 31, 2027. The base rental of the lease is $180,000 per annum with no escalations.

To determine the present value of minimum future lease payments for the operating leases entered into, the Company used the borrowing rate of 7.72% at which it had recently secured to consummate the acquisition of the assets of Edgewater Recovery and is indicative of the borrowing costs the Company would expect to incur on asset funding.

The present value of the future minimum lease payments of the properties leased from related parties was $7,622,084 on January 9, 2025, and the present value of future lease payments of properties leased from third parties was $1,149,642 on January 1, 2025.

Right of use assets are included in the unaudited condensed consolidated balance sheet are as follows:

	March 31, 2025	December 31, 2024
Non-current assets
Right-of-use assets – finance leases, net of depreciation, included in Property and equipment	$12,901	$15,699
Right-of-use assets – operating leases, net of amortization	10,948,291	9,920,592
Right-of-use assets – operating leases, related party, net of amortization	7,538,237	—
	$18,499,429	$9,936,291

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Leases (continued)

Lease costs consists of the following:

	Three months ended March 31,
	2025	2024
Finance lease cost:
Depreciation of right-of-use assets	$2,797	$2,797
Interest expense on finance lease liabilities	258	401
	3,055	3,198
Operating lease costs
Third parties	$486,069	$244,677
Related parties	253,732	—
	739,801	244,677
Lease cost	$742,856	$247,875

Other lease information:

	Three months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(258)	$(401)
Operating cash flows from operating leases – third parties	(405,412)	(199,000)
Operating cash flows from operating leases – related parties	(230,683)	—
Financing cash flows from finance leases	(2,199)	(2,069)
Cash paid for amounts included in the measurement of lease liabilities	$(638,552)	$(201,458)

Weighted average lease term – finance leases	1 years and 9 months	2 years and 7 months
Weighted average remaining lease term – operating leases	13 years and 8 months	19 years and 5 months

Discount rate – finance leases	6.56%	6.59%
Discount rate – operating leases	7.67%	7.70%

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases at March 31, 2025 is as follows:

Amount
Remainder of 2025	$7,372
2026	6,195
2027	1,707
15,274
Imputed interest	(1,064)
Total finance lease liability	$14,210
Disclosed as:
Current portion	$9,156
Non-Current portion	5,054
Lease liability	$14,210

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Leases (continued)

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount
Remainder of 2025	$2,010,187
2026	2,688,015
2027	2,553,337
2028	2,230,672
2029	2,230,672
2029 and thereafter	19,069,434
Total undiscounted minimum future lease payments	30,782,317
Imputed interest	(11,890,447)
Total operating lease liability	$18,891,870

Disclosed as:
Current portion – third parties	$498,381
Current portion – related parties	410,826
Non-current portion – third parties	10,832,204
Non-current portion – related parties	7,150,459
Lease liability	$18,891,870

9.	Bank loans

As disclosed in note 4 above, in terms of an APA agreement entered into on October 22, 2024, on January 9, 2025, the Company consummated the acquisition of the Acquired Assets of ERC ad certain assumed liabilities. In order to secure the acquisition of the assets, the Company raised commercial loans from Peoples Bank to settle other bank debt related to Edgewater and its founder.

The bank loans are disclosed as follows:

	Interest rate	Maturity Date	Principal	Interest	March 31, 2025	December 31, 2024
Peoples Bank
Promissory note	7.500%	February 27, 2028	$4,250,000	$22,135	$4,272,135	$—
Commercial loan	7.750%	December 22, 2026	75,079	178	75,257	—
			$4,325,079	$22,313	$4,347,392	$—
Disclosed as follows
Bank loans - current portion					$226,001	$—
Bank loans – long term portion					4,121,391	—
					$4,347,392	$—

On January 6, 2025, the Company entered into a Loan and Security Agreement (“LSA”) with Peoples Bank of Hazard (“Peoples”), whereby Peoples advanced the Company the following funds:

·         Promissory note

$4,250,000 to settle existing debt owed by the founder of Edgewater Recover Center to Peoples. The promissory note bears interest at 7.5% per annum calculated on a 360 day year and matures on February 27, 2028. The Company is required to make monthly interest payments only for the first six months of the promissory note, commencing on February 6, 2025 until July 6, 2025, for the next twelve months, monthly repayments of $50,000 of principal and interest, commencing on August 6, 2025 to July 6, 2026, for the following twelve months, monthly repayments of $100,000 of principal and interest, commencing on August 6, 2026 to July 6, 2027, for the following six months, monthly repayment of $125,000 of principal and interest, commencing on August 6, 2027 to January 6, 2028, and a final payment of the remaining principal and interest on February 27, 2028. The loan is secured by properties belonging to BH Properties, LLC, and personal guarantees by Shawn Leon, the Company’s CEO.

The Company made interest payments in the aggregate amount of $49,583 during the quarter ended March 31, 2025.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Bank loans (continued)

·         Commercial loan

The Company originally assumed the obligations of an auto loan from Edgewater with a principal balance owing of $100,000 and accrued interest thereon of $4,044, bearing interest at 8.5% per annum. On March 20, 2025, the Company repaid $30,720 of principal and interest outstanding on the loan and entered into a new commercial loan agreement of $75,000 bearing interest at 7.75% per annum, with monthly repayments of $3,392.

The Company repaid principal of $25,000 and interest of $5,720, totaling $30,720 during the quarter ended March 31, 2025, prior to the new commercial loan agreement which was entered into on March 20, 2025.

10.	Assumed liability

As disclosed in note 4 above, in terms of an APA agreement entered into on October 22, 2024, on January 9, 2025, the Company consummated the acquisition of the Acquired Assets of ERC and certain assumed liabilities.

Edgewater Recover Center had entered into a settlement agreement with the Department of Justice and the Department of Health and Human Services and the State of Kentucky and the Department of Medicaid Services in Kentucky, relating to false claims submitted to Medicare. The balance of the liability assumed by the Company amounted to a principal of $1,658,105 and accrued interest thereon of $44,614. The balance accrued interest at 4.75% per annum and is repayable in thirteen installments, the first installment of $44,614 was paid prior to the consummation of the acquisition transaction and a further twelve installments commencing on February 1, 2025 to December 1, 2026. The Company estimates that an aggregate of $686,236 is payable in 2025 and a further $906,609 in 2026.

On February 6, 2025, the Company repaid principal of $76,172 and accrued interest of $14,241, totaling $90,413.

	Interest rate	Maturity Date	Principal	Interest	March 31, 2025	December 31, 2024
Assumed liability	4.75%	December 1, 2026	$1,581,934	$10,911	$1,592,845	$—
Disclosed as follows
Assumed liability - current portion					$686,236	$—
Assumed liability - long term portion					906,609	—
					$1,592,845	$—

11.	Short-term convertible notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity Date	Principal	Interest	March 31, 2025	December 31, 2024
Auctus Fund, LLC	0.0%	On Demand	$70,000	$15,000	$85,000	$70,000

Joshua Bauman	10.0%	On Demand	120,776	16,037	136,813	133,844

Series N convertible notes	6.0%	December 31, 2025	2,779,000	1,031,516	3,810,516	3,769,401

			$2,969,776	$1,062,553	$4,032,329	$3,973,245

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Short-term convertible notes (continued)

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

On June 15, 2020, The Company entered into an amended agreement with Auctus whereby the conversion feature of the note was removed and the Company agreed to discharge the principal amount of the note by nine equal monthly installments of $25,000 commencing in October 2020. During the year ended December 31, 2021, the Company repaid Auctus the principal sum of $50,000.

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

On May 13, 2025, the Company entered into an Amendment #2 to the convertible promissory note, whereby the Company will repay the balance outstanding as follows; $10,000 on June 1, 2025, $15,000 on July 1, 2025 and three installments of $20,000 monthly thereafter.

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

During November 2023 and December 2023, the Company repaid $29,224 and $4,597 in principal and interest, respectively. No repayments were made during the year ended December 31, 2024 and the period ended March 31, 2025.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Short-term notes

The short term notes consist of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	March 31, 2025 Amount	December 31, 2024 Amount
LXR Biotech	6.0%	On Demand	$92,606	$33,185	$—	$125,791	$124,309

Mirage Realty	18.0%	May 15, 2025	600,000	13,500	—	613,500	613,500

Third Party	12.0%	On demand	239,691	19,528	—	259,219	251,899

Revolving line of credit	120.0%	August 13, 2024	101,000	85,672	—	186,672	162,576
	120.0%	September 30, 2024	181,000	136,715	—	317,715	258,589

Series R Promissory notes	7.5%	March 31, 2025	1,155,000	60,104	—	1,215,104	1,164,250

Total notes payable			$2,369,297	$348,704	$—	$2,718,001	$2,575,123

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

On October 29, 2024, the maturity date of the note was extended to January 2025 with interest accruing thereon at 18% per annum. On February 13, 2025, we received a further extension on this note to May 15, 2025 with interest thereon remaining at 18% per annum. The Company is negotiating with the note holder and continues to accrue interest at 18% per annum.

Third party note

On April 12, 2019, Eileen Greene, a related party, assigned CDN$1,000,000 of the amount owed by the Company to her, to a third party. The loan bears interest at 12% per annum which the Company agreed to pay.

Revolving line of credit

On February 1, 2024 Ethema Health Corporation, American Treatment Holdings Inc, and Evernia Health Center LLC entered into a secured revolving line of credit agreement (“Agreement”) with Testing 123, LLC. The draw under the Agreement is limited to a maximum of 80% of the Receivables balance as provided to the Lender, subject to the maximum borrowing under the Term Loan Agreement of $1,000,000. The interest on the term loan is 5% per month and the default interest rate is 10% per month. The revolving credit line is valid for a period of two years and each draw will have a maturity date that is two months from the draw date, with an origination fee of $1,000 per draw. Each loan may be prepaid at any time without penalty. The Company will pay a commitment fee of $40,000 to the borrower in common shares on the completion of a public offering, unless no such offering takes place within a year, whereby the outstanding principal will be increased by $40,000. The revolving credit line is secured by all assets, tangible and intangible of the Company and its direct and indirect subsidiaries, American Treatment Holdings, Inc. and Evernia Health Center, LLC.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Short-term notes (continued)

Series R senior secured promissory notes

Between April 15, 2024 and May 10, 2024, the Company entered into securities purchase agreements with accredited investors whereby the Company issued 6 senior secured promissory notes with an aggregate issue price of $660,000 for gross proceeds of $600,000. The promissory notes bear interest at 7.5% per annum, interest is payable quarterly at an increasing rate of 3%, 6%, 9% and 12% of the principal outstanding. The notes mature on March 31, 2025 and have not been repaid as yet, the Company is negotiating with the noteholders on extension and settlement options.

Between May 2, 2024 and May 10, 2024, the Company entered into exchange agreements with three investors, whereby the investors exchanged three series N notes with a principal amount outstanding of $450,000 for senior secured Series R promissory notes with an aggregate issue price of $495,000. The promissory notes bear interest at 7.5% per annum, interest is payable quarterly at an increasing rate of 3%, 6%, 9% and 12% of the principal outstanding. The notes matured on March 31, 2025 and are currently being re-negotiated with the note holders.

13.	Promissory Note

On May 15, 2024, the Company entered into a Stock Purchase Agreement whereby it acquired the remaining 25% of ATHI representing 5,000,000 shares from the minority stockholder for gross proceeds of $1,100,000. The Company paid an initial deposit of $25,000 and on closing an additional $600,000. The Company issued a non-interest bearing promissory note for the remaining balance of $475,000, maturing on November 15, 2025, which promissory note is repayable in instalments of $10,000 a month on each monthly anniversary date of the agreement for months one to eight (eight instalments) and months ten through seventeen (eight instalments), and payments of $157,500 on month nine and month eighteen, for a total of $475,000.

	March 31, 2025	December 31, 2024
Opening balance	$405,000	$—
Promissory note issued	—	475,000
Repayments	(30,000)	(70,000)
	$375,000	$405,000

14.	Receivables funding

May 30, 2024 funding

On May 30, 2024, the Company, through its subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Fortunate Sons (“Fortunate”), whereby $375,000 of the Receivables of Evernia were sold to Fortunate for gross proceeds of $300,000. The Company also incurred fees of $5,000, resulting in net proceeds of $295,000, in addition the Company incurred an additional fee of $75,000 related to this funding, resulting in total fees and discount of $155,000 which was amortized over the original term of the funding. The Company is obliged to pay $10,750 per week commencing 4 weeks after the agreement was entered into until the amount of $375,000 is paid in full. The maturity date of the receivables funding was February 24, 2025, however the original payment schedule was not adhered to, and we are in constant communication with Fortunate regarding repayment of the balance..

The discount and fees totaling $155,000 associated with the August 2024 funding was capitalized and was being amortized using the effective interest method over the initial repayment period. The Company has repaid $161,250 and the balance outstanding as of March 31, 2025 was $213,750. The Company has paid an additional $32,250 subsequent to March 31, 2025.

August 30, 2024 funding

On August 30, 2024, the Company, through its subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Itria Ventures LLC (“Itria”), whereby $312,500 of the Receivables of Evernia were sold to Itria, for gross proceeds of $247,000, net of discount and fees of $65,500. The Company is obliged to pay $8,013 per week until the amount of $312,500 is paid in full, the maturity date of the receivables funding is June 3, 2025.

The discount and fees totaling $65,500 associated with the August 2024 funding was capitalized and was being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $8,013 totaling $232,372 and settled the outstanding balance of $88,141 on March 25, 2025, partially out of the proceeds of an additional receivables sale agreement entered into on March 25, 2025, thereby extinguishing the debt and accelerating the amortization of the remaining discount and fees.

At March 31, 2025 there was an overpayment on the August 30, 2024 funding of $8,013, which was subsequently refunded.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Receivables funding (continued)

October 9, 2024 funding

On October 9, 2024, the Company, through its subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Itria Ventures LLC (“Itria”), whereby $187,500 of the Receivables of Evernia were sold to Itria, for gross proceeds of $150,000. The Company also incurred fees of $2,000, resulting in net proceeds of $148,000, net of discount and fees of $39,500. The Company is obliged to pay $4,808 per week until the amount of $187,500 is paid in full. The maturity date of this receivables funding is July 10, 2025.

The discount and fees totaling $39,500 associated with the October 2024 funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $4,808 totaling $57,692 and settled the outstanding balance of $119,308, net of an early settlement discount of $10,500, thereby extinguishing the debt.

January 6, 2025 funding

On January 6, 2025, the Company, through its subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Itria Ventures LLC (“Itria”), whereby $307,500 of the Receivables of Evernia were sold to Itria, for gross proceeds of $250,000. The Company also incurred fees of $3,000, resulting in net proceeds of $247,000, net of discount and fees of $60,500. The Company is obliged to pay $7,885 per week until the amount of $307,500 is paid in full. The maturity date of this receivables funding is October 6, 2025.

The discount and fees totaling $60,500 associated with the January 2025 funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $7,885 totaling $94,165, and the balance outstanding at March 31, 2025 was $182,584, net of debt discount of $30,300.

February 13, 2025 funding

On February 13, 2025, the Company, through its subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with CFG Merchant Solutions, LLC (“CFG”), whereby $166,250 of the Receivables of Evernia were sold to CFG, for gross proceeds of $125,000. The Company also incurred fees of $625 resulting in net proceeds of $124,375, net of discount and fees of $41,875. The Company is obliged to pay $3,778 per week until the amount of $166,250 is paid in full. The maturity date of this receivables funding is December 19, 2025.

The discount and fees totaling $41,875 associated with the February 2025 funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $3,778 totaling $22,670, and the balance outstanding at March 31, 2025 was $112,505, net of debt discount of $31,075.

February 18, 2025 funding

On February 18, 2025, the Company, through its subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Purpletree Funding, LLC (“Purpletree”), whereby $99,750 of the Receivables of Evernia were sold to Purpletree for gross proceeds of $75,000. The Company also incurred fees of $750 resulting in net proceeds of $74,250, net of discount and fees of $25,500. The Company is obliged to pay $3,563 per week until the amount of $99,750 is paid in full. The maturity date of this receivables funding is September 2, 2025.

The discount and fees totaling $25,500 associated with the February 2025 funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $3,563 totaling $17,813, and the balance outstanding at March 31, 2025 was $65,415, net of debt discount of $16,523.

March 25, 2025 funding

On March 25, 2025, the Company, through its subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Itria Ventures LLC (“Itria”), whereby $292,500 of the Receivables of Evernia were sold to Itria for gross proceeds of $223,000. The Company also incurred fees of $750 resulting in net proceeds of $222,250, net of discount and fees of $70,250. The Company is obliged to pay $7,500 per week until the amount of $292,500 is paid in full. The Company used $88,141 of the proceeds to settle the Itria August 30, 2024 receivables funding. The maturity date of this receivables funding is December 24, 2025.

The discount and fees totaling $70,250 associated with the March 2025 funding was capitalized and is being amortized using the effective interest method over the repayment period. The balance outstanding at March 31, 2025 was $225,445, net of debt discount of $67,055.

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

On September 21, 2022, ARIA received partial forgiveness of the government assistance loan of $104,368, the balance of the loan plus accrued interest is due and payable. The maturity date of PPP loans was changed to five years from issuance on June 5, 2020 by the federal government. The maturity date of the loan is May 3, 2026, which is in line with the repayment schedule on the loan. On December 30, 2022, the Company sold ARIA to its Chairman and CEO and agreed to assume the repayment of the government assistance loan. As of March 31, 2025, the balance outstanding, including interest thereon was $21,289.

16.	Related parties

Related party balances consist of the following:

	March 31,	December 31,
	2025	2024
Advance from related party
Eileen Greene
Principal opening balance	$273,461	$—
Principal advance made	—	285,000
Repayments	—	(11,539)
	273,461	273,461
Debt discount opening balance	(8,495)	—
Debt discount at inception	—	(35,000)
Amortization of debt discount	6,613	26,505
	(1,882)	(8,495)
Total Related party advance	$271,579	$264,966

Related party payables
Shawn E. Leon	$127,596	$144,353
Eileen Greene	484,293	488,965
ERC Investments, LLC	812,715	—
New Journey, LLC	51,338	—
JDE Properties, LLC	51,525	—
Total related party payables	$1,527,467	$633,318

Note payable – related parties
Loan advanced by ERC Investments, LLC	$33,767	$—
Accrued interest	570	—
	$34,337	$—

Loan advanced by New Journey, LLC	$47,974	$—
Accrued interest	742	—
	$48,716	$—

Total notes payable – Related party	$83,053	$—

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Related parties (continued)

Related party advance – Eileen Greene

On July 4, 2024, Ms. Greene advanced the Company $250,000 with an original issue discount of $35,000, totaling $285,000. The amount was being repaid in instalments of $5,769, however the Company paused repayment of this advance until the Company has the cash flow to make future payments. The advance is not expected to be repaid during the current financial year.

At March 31, 2025 and December 31, 2024, the Company owed Eileen Greene, the spouse of its CEO, Shawn Leon, related party advances, net of unamortized discount of $271,579 and $264,966, respectively.

Related party payables

Shawn E. Leon

At March 31, 2025 and December 31, 2024, the Company had a payable to Shawn Leon of $127,596 and $144,353, respectively. Mr. Leon is a director and CEO of the Company. The balances payable are non-interest bearing and have no fixed repayment terms.

During the year ended December 31, 2024, Mr. Leon forfeited management fees due to him.

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

At March 31, 2025 and December 31, 2024, the Company owed Eileen Greene, the spouse of its CEO, Shawn Leon, related party payables of $484,293 and $488,965, respectively.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Related parties (continued)

ERC Investments, LLC

As disclosed in note 4 above, a liability owed to ERC Investments, LLC from Edgewater was assumed by the Company, the aggregate liability assumed by the Company on January 9, 2025 was $783,679.

The Company pays rent of $76,000 per month to ERC for three properties located in Morehead Kentucky.

At March 31, 2025, the balance owing to ERC was $812,715.

New Journey, LLC

As disclosed in note 4 above, a liability owed to New Journey, LLC from Edgewater was assumed by the Company, the aggregate liability assumed by the Company on January 9, 2025 was $46,615.

The Company pays rent of $5,500 per month to New Journey for two properties located in Morehead Kentucky.

At March 31, 2025, the balance owing to New Journey was $51,338.

JDE Properties, LLC

As disclosed in note 4 above, a liability owed to JDE from Edgewater was assumed by the Company, the aggregate liability assumed by the Company on January 9, 2025 was $37,525.

The Company pays rent of $5,000 per month to JDE for two properties located in Morehead Kentucky.

At March 31, 2025, the balance owing to JDE was $51,525.

Note payable – Related party

ERC Investments, LLC

BH Properties, through its subsidiaries, ERCI, NJ and JDE, secured funding of $2,300,000 to settle certain obligations in those subsidiaries as well as obligations related to the acquisition of the assets of Edgewater by Aria Kentucky. The obligations related to the acquisition of the assets of Edgewater amounted to $33,767 and bears interest at 7.5% per annum calculated on a 360 day year and is secured by the properties owned by BH Properties and its subsidiaries.

At March 31, 2025, the balance owing to ERCI was $34,337.

New Journey Investments, LLC

BH Properties, through its subsidiaries, ERCI, NJ and JDE, secured funding of $500,000 to settle obligations related to the acquisition of certain properties into NJ and certain assets of Edgewater by Aria Kentucky. The obligations related to the acquisition of the assets of Edgewater amounted to $47,974 and bears interest at 6.875% per annum calculated on a 360 day year and is secured by the properties owned by BH Properties and its subsidiaries.

At March 31, 2025, the balance owing to NJ was $48,716.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

17.	Stockholder’s deficit

a.	Common shares

Authorized and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The Company has issued 7,726,283,805 and 7,729,053,805 shares of common stock at March 31, 2025 and December 31, respectively.

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

On February 18, 2025, the Company cancelled 2,770,000 shares which were acquired by Mr. Leon, the Company’s CEO from several individuals. Mr. Leon cancelled these shares.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	Stockholder’s deficit (continued)

b.	Series A Preferred shares

Authorized, issued and outstanding

The Company has authorized 10,000,000 Series A preferred shares with a par value of $0.01 per share. The Company has issued and outstanding 4,765,000 Series A Preferred shares at March 31, 2025 and December 31, 2024.

On September 27, 2024, the Company issued 600,000 shares of Series A Preferred stock to Mr. Shawn Leon for the conversion of $6,000 of related party payables, see note 15 above.

On November 17, 2024, 165,000 shares of Series A Preferred stock was sold to a relative of Mr. Leon for gross proceeds of $1,650.

c.	Stock options

Our board of directors adopted the Greenstone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries, provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have no issued options at March 31, 2025 and December 31, 2024 under the Plan.

d.	Warrants

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

A summary of the Company’s warrant activity during the period from January 1, 2024 to March 31, 2025 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price
Outstanding as of January 1, 2024	1,022,376,420	$0.001 to $0.00205	$0.001284
Granted	–	–	–
Forfeited/cancelled	–	–	–
Exercised	–	–	–
Outstanding as of December 31, 2024	1,022,376,420	$0.001 to $0.00205	$0.001284
Granted	–	–	–
Forfeited/cancelled	–	–	–
Exercised	–	–	–
Outstanding as of March 31, 2025	1,022,376,420	$0.001 to $0.00205	$0.001284

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	Stockholder’s deficit (continued)

d.	Warrants (continued)

The following table summarizes information about warrants outstanding at March 31, 2025:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price
$0.001	745,810,761	2.25	$0.001000	745,810,761	$0.001000
$0.002050	276,565,659	0.77	0.002050	276,565,659	0.002050
	1,022,376,420	1.85	$0.001284	1,022,376,420	$0.001284

All of the warrants outstanding at March 31, 2025 are vested. The warrants outstanding at March 31, 2025 have an intrinsic value of $0.

18.	Segment information

The Company provides rehabilitation services to customers in the U.S. These services are provided to customers at its Evernia, Addiction Recovery Institute of America facility located in West Palm Beach and its Addiction Recovery Institute of America, located in Kentucky. These facilities are regarded as one reporting segment.

The Company’s CODM reviews financial information presented and decides how to allocate resources based on net operating income (loss). Net income (loss) is used for evaluating financial performance.

Significant segment expenses include Salaries and wages, rent expense, professional fees, management fees, food expenses, marketing and advertising expenses, insurance expenses and depreciation and amortization expenses. Other operating expenses include all remaining costs necessary to operate our business, which primarily include other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM.

The segment operating results of the one reportable segment for the three months ended March 31, 2025 is disclosed as follows:

Three months ended March 31, 2025
Detox and rehab Services
Revenue	$3,517,775
Salaries and wages	2,063,298
Rent expense	739,801
Professional fees	356,112
Client related expenses	295,408
Marketing and advertising expenses	117,238
Insurance expenses	108,141
Other operating expenses	288,958
Depreciation and amortization expense	196,221
Operating loss	(647,402)
Other (expense) income
Other income	172,240
Interest income	1,219
Interest expense	(292,857)
Amortization of debt discount	(129,882)
Foreign exchange movements	(757)
Net loss before income taxes	$(897,439)

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	Segment information (continued)

The segment operating results of the reportable segments for the three months ended March 31, 2024 is disclosed as follows:

Three months ended March 31, 2024
Detox and rehab Services
Revenue	$1,300,100

Salaries and wages	727,741
Rent expense	265,132
Professional fees	150,550
Client related expenses	107,282
Marketing and advertising expenses	44,096
Insurance expenses	36,869
Other operating expenses	86,299
Depreciation and amortization expense	111,206
Operating loss	(229,075)

Other (expense) income
Interest income	575
Interest expense	(93,186)
Amortization of debt discount	(63,162)
Foreign exchange movements	10,645
Net loss before income taxes	$(374,203)

19.	Net loss per common share

For the three months ended March 31, 2025 and 2024, the following warrants exercisable for shares and convertible securities convertible into a number of shares were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

	Three months ended March 31, 2025	Three months ended March 31, 2024
Shares issuable upon exercise of warrants	1,022,376,420	1,022,376,420
Shares issuable on conversion of convertible notes	184,444,801	178,224,555
	1,206,821,221	1,200,600,975

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.	Commitments and contingencies

a.	Options granted to purchase shares in ATHI

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

Receivables Funding

April 9, 2025 funding

On April 9, 2025, the Company, through its subsidiary, Aria Kentucky, LLC entered into a Receivables Sale Agreement with Itria Ventures, LLC (“Itria”), whereby $625,000 of the Receivables of Aria Kentucky were sold to Itria for gross proceeds of $500,000. The Company also incurred fees of $5,500 resulting in net proceeds of $494,500. The Company is obliged to pay $12,019 per week until the amount of $625,000 is paid in full.

May 28, 2025 funding

On May 28, 2025, the Company, through its subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Itria Ventures LLC (“Itria”), whereby $378,000 of the Receivables of Evernia were sold to Itria for gross proceeds of $300,000. The Company also incurred fees of $3,500 resulting in net proceeds of $296,500, of which $157,692 was used to settle the January 6, 2025 funding and the balance was used for working capital purposes. The Company is obliged to pay $7,269 per week until the amount of $378,000 is paid in full.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21.	Subsequent events (continued)

Receivables Funding (continued)

June 19, 2025 funding

On June 19, 2025, the Company, through its subsidiary, Aria Kentucky, LLC entered into a Receivables Sale Agreement with Itria Ventures LLC (“Itria”), whereby $125,000 of the Receivables of Aria Kentucky were sold to Itria for gross proceeds of $100,000. The Company also incurred fees of $2,500 resulting in net proceeds of $97,500 used for working capital purposes. The Company is obliged to pay $3,205 per week until the amount of $125,000 is paid in full.

August 14, 2025 funding

On August 14, 2025, the Company, through its subsidiary, Evernia Health Center, LLC entered into a Receivables Sale Agreement with Itria Ventures LLC (“Itria”), whereby $451,500 of the Receivables of Aria Kentucky were sold to Itria for gross proceeds of $350,000. The Company also incurred fees of $4,000 resulting in net proceeds of $346,000, of which $147,869 was used to repay the March 25, 2025 funding and the balance was used for working capital purposes. The Company is obliged to pay $8,683 per week until the amount of $451,500 is paid in full.

September 30, 2025 funding

On September 30, 2025, the Company, through its subsidiary, Aria Kentucky, LLC entered into a Receivables Sale Agreement with Itria Ventures LLC (“Itria”), whereby $312,500 of the Receivables of Aria Kentucky were sold to Itria for gross proceeds of $250,000. The Company also incurred fees of $3,000 resulting in net proceeds of $247,000 used for working capital purposes. The Company is obliged to pay $6,010 per week until the amount of $312,500 is paid in full.

Short-term notes issued

On May 22, 2025, the Company entered into promissory note agreements with two investors, whereby each were issued a promissory note in the aggregate principal amount of $120,000. The note earns interest at 10% per annum and matures on December 31, 2025, subject to the convertible note being converted into preferred units, each unit consisting of a preferred share and a three year warrant exercisable at 1.25 times the conversion price of the preferred stock, with a mandatory exercise is the common stock is trading at three times the exercise price. The preferred shares will be convertible into common shares at a price to be determined between $0.0012 and $0.0016 per share, subject to stock splits. Should the Company not uplist to a major exchange in a two year timeframe, the preferred stock will be callable by the holders thereof during the two year time frame.

Bank loan

On June 30, 2025, the Company entered into a commercial promissory note with a financial institution, whereby the Company was advanced $300,000, net of loan origination and documentation fees of $3,500, for net proceeds of $296,500. The loan bears interest at a variable interest rate of the New York prime rate plus 0.5%, currently the interest rate is 7.5%  and is calculated on an actual over 360 day basis. The interest rate will never exceed 10% per annum or fall below 6% per annum. The loan matures on 1 July 2026, or on demand by the lender. Monthly interest only payments are to be made. The loan may be prepaid without penalty and any funds prepaid may be re-borrowed by the Company until the maturity date, unless precluded from doing so by the lender. The loan is secured by a pledge of the membership interest in Aria Kentucky, LLC and blanket liens on all of the assets of Aria Kentucky, LLC, including accounts receivable and all other business assets. In addition the lender holds guarantees   from Ethema Health Corporation and Shawn Leon.

Other than the above, the Company has evaluated subsequent events through the date the unaudited condensed consolidated financial statements were issued and did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

P1an of Operation

During the next twelve months, the Company plans to continue to grow the Rehabilitation and detox business organically or through acquisitions, should any opportunities present themselves.

Acquisition of Edgewater Recovery Centers, LLC

On October 22, 2024, we, through a wholly owned subsidiary, Aria Kentucky, entered into an asset purchase agreement to acquire the business of Edgewater Recovery Centers, LLC (“ERC”) from ERC and John Elam (the ”Seller”), located in Morehead and Paducah, Kentucky through a purchase of the assets of ERC, including but not limited to all current assets existing at the time of closing, all cash balances and rights to receive cash, all equipment, machinery, all warranties related to the business and acquired assets, all intangible personal property, intellectual property, all business inventories, all property leases associated with the business, all assumed contracts, all governmental authorizations; and all information and records, including patient records, as defined in the APA. Certain of the real prop associated with the operations of is fully leveraged and requires credit and personal guarantees which the Company is unable to provide. The entities owning the real property were acquired in a separate transaction by BH Properties, a company controlled by Mr. Shawn Leon, the Company’s CEO and therefore a related party. BH Properties through its acquired subsidiaries then entered into lease agreements with ARIA Kentucky on an arms-length basis, at market related rates.

On January 9, 2025, we consummated the Acquisition of the Acquired Assets of ERC. Pursuant to the terms of the APA, at closing ARIA Kentucky paid the Seller $250,000 and assumed certain liabilities related to the Acquired Assets, including trade payables and liabilities under assumed contracts and certain specifically identified liabilities, including a settlement agreement with the United States government and the State of Kentucky and certain obligations as a borrower or guarantor related to banking obligations.

The results of ARIA Kentucky have been included in our unaudited condensed consolidated financial statements effective January 9, 2025.

Critical accounting policies and estimates

The significant accounting policies and estimates of the Company were described in Note 2 to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates from the information provided in Note 2 and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K. The most recently adopted accounting pronouncements and accounting pronouncements to be adopted by the Company are described in Note 2 in the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Results of operations for the three months ended March 31, 2025 and 2024.

Revenues

Revenues were $3,517,775 and $1,300,100 for the three months ended March 31, 2025 and 2024, respectively, an increase of $2,217,675 or 170.6%. Revenues include $2,082,082 from the acquisition of the business of ERC. Revenue from existing business was $1,435,693 and $1,300,100 for the three months ended March 31, 2025 and 2024, respectively, an increase of $135,593 or 10.4%. The increase is primarily due to the acquisition of the Boca Raton rehab and detox facility during June 2024, which commenced revenue generating operations in January 2025, after obtaining all necessary regulatory approvals.

Operating Expenses

Operating expenses were $4,165,177 and $1,529,175 for the three months ended March 31, 2025 and 2024, respectively, an increase of $2,636,002 or 172.4%. Operating expenses include $2,146,235 from the acquisition of the business of ERC. Operating expenses from existing operations was $2,018,942 and $1,529,175 for the three months ended March 31, 2025 and 2024, respectively, an increase of $489,767 or 32.0%. The increase is primarily due to the following:

●	General and administrative expenses was $809,745 and $274,546 for the three months ended March 31, 2025 and 2024, respectively, an increase of $535,199 or 194.9%. General and administrative expenses include $415,274 from the acquisition of the business of ERC. General and administrative expenses from existing operations was $394,471 and $274,546 for the three months ended March 31, 2025 and 2024, respectively, an increase of $119,925 or 43.7%. The increase is primarily due to an increase in advertising and promotional expenses of $65,216 to increase the patient count and an increase in client costs of $38,302, primarily due to the additional facility added in Boca Raton. The balance of the increase of $16,407 is primarily due to general inflationary increases of several individually insignificant expense line items

●	Salaries and wages were $2,063,298 and $727,741 for the three months ended March 31, 2025 and 2024, respectively, an increase of $1,335,557 or 183.5%. Salaries and wages includes $1,178,324 from the acquisition of the business of ERC. Salaries and wages from existing operations was $884,975 and $727,741 for the three months ended March 31, 2025 and 2024, respectively, an increase of $157,234 or 21.6% The increase is due to the acquisition of the Boca Raton facility which was fully staffed up and operational beginning January 2025.

●	Rent expense was $739,801 and $265,132 for the three months ended March 31, 2025 and 2024, respectively, an increase of $474,669 or 179.06%. Rent expense includes $352,503 from the acquisition of the business of ERC. Rental expense from existing operations was $387,298 and $265,132 for the three months ended March 31, 2025 and 2024, respectively, an increase of $122,166 or 46.1%. The increase is primarily due to the additional rent incurred at the Boca Cove detox facility of $95,256 which was acquired in June 2024, additional rental expense incurred for a residential property in West Palm Beach of $11,965 and annual rental escalations on the existing West Palm Beach facility and the Boca Raton facility.

●	Professional fees were $356,112 and $150,550 for the three months ended March 31, 2025 and 2024, respectively, an increase of $205,562 or 136.5%. Professional fees includes $126,443 from the acquisition of the business of ERC. Professional fees from existing operations was $229,669 and $150,550 for the three months ended March 31, 2025 and 2024, respectively, an increase of $79,119 or 52.6%. The increase includes an increase in legal fees of $42,448, related to the acquisition of the business of ERC, an increase in other professional fees of $24,938, related to advisors used for the acquisition of the business of ERC.

●	Depreciation and amortization expense was $196,221 and $111,206 for the three months ended March 31, 2025 and 2024, respectively, an increase of $85,015 or 76.4%. Depreciation and amortization includes depreciation and amortization from the acquisition of the business of ERC amounting to $73,692. Depreciation and amortization expense from existing operations was $122,529 and $111,206 for the three months ended March 31, 2025 and 2024, respectively, an increase of $11,323 or 10.2%. The increase is primarily due to additional deprecation incurred on assets acquired with the Boca Raton facility in June 2024.

Operating loss

Operating loss was $647,402 and $229,075 for the three months ended March 31, 2025 and 2024, respectively, an increase in loss of $418,327 or 182.6%. Operating loss includes operating loss of $64,153 from the acquisition of the business of ERC. The operating loss from existing operations was $583,249 and $229,075 for the three months ended March 31, 2025 and 2024, respectively, an increase of $354,174 or 154.6%. The increase in operating loss is primarily due to an increase in patient revenues of $135,593, offset by an increase in operating expenses from existing operations by $489,766, as discussed above. The additional revenues from the Boca Raton facility was not sufficient to cover increased operating costs as revenue and patient count takes time to reach profitable levels, whilst a full complement of staff and a certain level of fixed operational expenses are incurred from the outset.

Other income

Other income was $172,240 and $0 for the three months ended March 31, 2025 and 2024, respectively, an increase of $172,240 or 100.0%. The increase in other income was primarily related to management fees earned from Edgewater Recovery based on business profitability during the management period and an employee retention credit received from the federal government during the current period.

Interest income

Interest income was $1,219 and $575 for the three months ended March 31, 2025 and 2024, an increase of $644 or 112.0%. The interest earned on positive cash balances during the current period.

Interest expense

Interest expense was $292,857 and $93,186 for the three months ended March 31, 2025 and 2024, respectively, an increase of $199,671 or 214.3%. Included in interest expense is interest of $92,028 related to the acquisition of the business of ERC. Interest expense on the existing business was $200,829 and $93,186 for the three months ended March 31, 2025 and 2024, respectively, an increase of $107,643, primarily due to an increase in interest expense related to default interest on letter of credit funding and additional interest on Series R promissory notes which were entered into during the period March to May 2024, and interest on promissory notes issued to acquire the assets of the Boca Raton facility and the minority shareholders interest in the prior year.

Amortization of debt discount

Amortization of debt discount was $129,882 and $63,162 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $66,720 or 105.6%. The amortization of debt discount relates primarily to short-term receivables funding. In the current period the Company increased its receivables funding to fund working capital prior to the Boca Raton facility becoming operational while the Company, in the prior year receivables funding balances were significantly higher in the current period.

Foreign exchange movements

Foreign exchange movements were $(757) and $10,645 for the three months ended March 31, 2025 and 2024, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars. The Dollar weakened slightly against the Canadian Dollar during the current period, resulting in an unrealized loss on Canadian denominated assets.

Net loss before income taxes

Net loss before income taxes was $897,439 and $374,203 for the three months ended March 31, 2025 and 2024, respectively, an increase of $523,236 or 139.8%. The increase was primarily due to the increase in operating loss and an increase in interest expense and amortization of debt discount, offset by other income and interest income, which is fully discussed above.

Taxation

Taxation was a credit of $12,342 and $0 for the three months ended March 31, 2025 and 2024, respectively, an increase of $12,342 or 100.0%. The taxation charge represents the deferred tax movement on the value of certain identifiable intangibles acquired from Edgewater.

Net loss

Net loss was $885,097 and $374,203 for the three months ended March 31, 2025 and 2024, respectively, an increase of $510,894 or 136.5%. The increase was primarily due to the increase in net loss before income taxes and the movement in taxation as discussed above.

Commitments and contingencies

The Company has commitments under operating and finance leases as follows:

Finance lease liability

The amount of future minimum lease payments under finance leases at March 31, 2025 is as follows:

Amount
Remainder of 2025	$7,372
2026	6,195
2027	1,707
$15,274

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount
Remainder of 2025	$2,010,187
2026	2,688,015
2027	2,553,337
2028	2,230,672
2029	2,230,672
2029 and thereafter	19,069,434
Total undiscounted minimum future lease payments	$30,782,317

The Company also has commitments under convertible loans and short-term loans. If the convertible loans, as disclosed in note 10, above are not converted they will need to be repaid.

Liquidity and Capital Resources

Cash used in operating activities was $73,416 and $105,969 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $32,553. Cash generated by operating activities from the acquisition of the business of ERC was $130,423. The cash used in operating activities from the existing business was $203,839 and $106,569 for the three months ended March 31, 2025 and 2024, respectively, an increase of $97,270.

The decrease is primarily due to the following:

●	An increase in net loss of $510,894, as discussed under results of operations above.

●	Offset by an increase in the movement of non-cash items of $440,511, primarily due to the movement in the right of use asset of $198,106, the movement in provision for credit losses of $103,012, which relates to the acquisition of the business of ERC, the movement in depreciation and amortization of $85,015 and the movement in amortization of debt discount of $66,720.

●	Working capital movements increased by $102,936 primarily due to a decrease in the movement of accounts payable and accrued liability balances of $383,776, an increase in related party accruals of $47,758 offset by a decrease in operating liability movement of $(178,404) and the movement in accounts receivable balances of $(180,187).
36

Cash provided by investing activities was $12,152 and cash used in investing activities was $52,462 for the three months ended March 31, 2025 and 2024, respectively. In the current period, we acquired the business of ERC for gross proceeds of $250,000 add back cash on acquisition of $299,492, resulting in a net cash generated on acquisition of $49,492. In the current period we invested in property and equipment post-acquisition of ERC of $12,627 and deposits related to properties leased from third parties and certain new utility deposits of $24,713.

Cash provided by financing activities was $26,566 and $238,014 for the three months ended March 31, 2025 and 2024. During the current period, we raised $667,875 from receivables funding and repaid $486,509, a net movement of $181,366, we repaid assumed liabilities of $76,172 and bank loans of $25,000, both related to the acquisition of the business of ERC, a further $30,000 on the promissory note due on the acquisition of the minority shareholders interest of ATHI, and a net repayment of $21,429 to related parties. During the prior period we raised funding from promissory notes of $302,000 and $87,898 from related parties, offset by the repayment of receivables funding of $146,067.

Over the next twelve months we estimate that the Company will require approximately $0.5 million in working capital as it continues to develop its Florida and Kentucky operations. We are also exploring several other treatment center options and sources of patients throughout the country. The Company may have to raise equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition.

 Going Concern

Our unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations in the normal course of business. At March 31, 2025, we had a working capital deficiency of $11.7 million, and total liabilities in excess of assets in the amount of $8.3 million. We believe that current available resources will not be sufficient to fund our planned expenditures over the next 12 months. Accordingly, we will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement our business plan and generate sufficient revenue in excess of costs. If we raise additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that we will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on our financial condition. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2025 are not effective due to a lack of written policies and procedures to address all material transactions and developments impacting our financial statements.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2025. Our management is committed to improving our controls and procedures by, among other matters, continuing to consider and adopt appropriate policies and procedures to address all material transactions and developments impacting our financial statements. However, our management does not expect that our disclosure controls and procedures and our internal control processes, even if improved, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

Item 2. Unregistered sales of equity securities and use of proceeds

Unregistered sales of equity securities

On February 18, 2025 we cancelled 2,770,000 shares of common stock under the control of our CEO, Mr. Leon.

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

Date: October 17, 2025

By: /s/ Shawn E. Leon.

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

