Form 10-Q
period 2025-06-30
ETHEMA HEALTH Corp
filed 2025-11-03
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of common stock outstanding as of October 31, 2025 was 7,726,283,805.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Health Corporation.

FORM 10-Q

ETHEMA HEALTH CORPORATION

ETHEMA HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
ASSETS	(unaudited)

Current assets
Cash	$441,724	$244,771
Accounts receivable, net	1,527,808	260,841
Prepaid expenses	34,523	23,146
Other current assets	2,519	—
Total current assets	2,006,574	528,758
Non-current assets
Property and equipment, net	1,308,902	699,688
Intangible assets, net	3,254,844	536,971
Goodwill	3,573,396	—
Right of use assets	10,817,251	9,920,592
Right of use assets – related party	7,423,571	—
Deposits paid	512,824	472,393
Total non-current assets	26,890,788	11,629,644
Total assets	$28,897,362	$12,158,402

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,270,101	$764,255
Bank loans	599,671	—
Assumed liability	827,641	—
Convertible notes, net of discounts	3,965,006	3,973,245
Short-term notes, net	2,925,566	2,575,123
Promissory note	335,000	405,000
Funding arrangements, net	1,247,978	516,247
Related party advance, net	273,461	264,966
Government assistance loans	21,342	15,088
Operating lease liability	511,241	299,102
Operating lease liability -related party	427,962	—
Finance lease liability	9,310	9,829
Related party payables	1,582,481	633,318
Stock subscription liability	198,600	198,600
Total current liabilities	14,195,360	9,654,773
Non-current liabilities
Bank loans	4,038,070	—
Assumed liability	683,280	—
Note payable – related party	84,527	—
Government assistance loans	—	6,149
Operating lease liability	10,742,709	9,949,454
Operating lease liability – related party	7,036,770	—
Finance lease liability	2,655	6,593
Deferred taxation	753,184	—
Total non-current liabilities	23,341,195	9,962,196
Total liabilities	37,536,555	19,616,969

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 10,000,000 authorized, 4,765,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	47,650	47,650
Common stock - $0.01 par value, 10,000,000,000 shares authorized; 7,726,283,805 and 7,729,053,805 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	77,262,839	77,290,539
Additional paid-in capital	25,013,783	24,986,083
Discount for shares issued below par value	(65,363,367)	(65,363,367)
Accumulated deficit	(45,600,098)	(44,419,472)
Total stockholders’ deficit	(8,639,193)	(7,458,567)
Total liabilities and stockholders’ deficit	$28,897,362	$12,158,402

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024

Revenues	$4,905,420	$1,490,100	$8,423,195	$2,790,200

Operating expenses
General and administrative	942,650	363,230	1,752,395	637,776
Salaries and wages	2,243,222	717,032	4,306,520	1,444,773
Rent expense	767,114	274,130	1,506,915	539,262
Professional fees	419,701	301,132	775,813	451,682
Management fees	120,000	—	120,000	—
Depreciation and amortization	203,265	112,086	399,486	223,292
Total operating expenses	4,695,952	1,767,610	8,861,129	3,296,785

Operating income (loss)	209,468	(277,510)	(437,934)	(506,585)

Other Income (expense)
Other income	91	—	172,331	—
Interest income	466	523	1,685	1,098
Interest expense	(324,846)	(106,914)	(617,703)	(200,100)
Amortization of debt discount	(160,088)	(75,240)	(289,970)	(138,402)
Foreign exchange movements	(34,054)	(6,134)	(34,811)	4,511
Net loss before income taxes	(308,963)	(465,275)	(1,206,402)	(839,478)
Income taxes	13,434	—	25,776	—
Net loss	(295,529)	(465,275)	(1,180,626)	(839,478)
Net loss attributable to non-controlling interest	—	101,842	—	101,842
Net loss available to common shareholders of Ethema Health Corporation	(295,529)	(363,433)	(1,180,626)	(737,636)

Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding
Basic and diluted	7,726,283,805	3,729,053,805	7,727,044,794	3,729,053,805

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred		Common		Additional paid-in	Discount to	Accumulated
	Shares	Amount	Shares	Amount	Capital	par value	Deficit	Total
Balance as of December 31, 2024	4,765,000	$47,650	7,729,053,805	$77,290,539	$24,986,083	$(65,363,367)	$(44,419,472)	$(7,458,567)
Common shares cancelled			(2,770,000)	(27,700)	27,700	—	—	—
Net loss	—	—	—	—	—	—	(885,097)	(885,097)
Balance as of March 31, 2025	4,765,000	$47,650	7,726,283,805	$77,262,839	$25,013,783	$(65,363,367)	$(45,304,569)	$(8,343,664)
Net loss	—	—	—	—	—	—	(295,529)	(295,529)
Balance as of June 30, 2025	4,765,000	$47,650	7,726,283,805	$77,262,839	$25,013,783	$(65,363,367)	$(45,600,098)	$(8,639,193)

	Series A Preferred		Common		Additional paid-in	Discount to	Accumulated other Comprehensive	Accumulated	Non-controlling shareholders
	Shares	Amount	Shares	Amount	Capital	par value	Income	Deficit	interest	Total
Balance as of December 31, 2023	4,000,000	$40,000	3,729,053,805	$37,290,539	$26,187,925	$(27,363,367)	$—	$(42,355,377)	$—	$(6,200,280)
Net loss	—	—	—	—	—	—	—	(374,203)	—	(374,203)
Balance as of March 31, 2024	4,000,000	$40,000	3,729,053,805	$37,290,539	$26,187,925	$(27,363,367)	$—	$(42,729,580)	$—	$(6,574,483)
Acquisition of minority shareholders interest	—	—	—	—	(1,201,842)	—	—	—	101,842	(1,100,000)
Net loss	—	—	—	—	—	—	—	(363,433)	(101,842)	(465,275)
Balance as of June 30, 2024	4,000,000	$40,000	3,729,053,805	$37,290,539	$24,986,083	$(27,363,367)	$—	$(43,093,013)	$—	$(8,139,758)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2025	Six months ended June 30, 2024
Operating activities
Net loss	$(1,180,626)	$(839,478)
Adjustment to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization expense	399,486	223,292
Amortization of debt discount	289,970	138,402
Provision for credit losses	103,012	—
Amortization of right of use asset	451,497	15,517
Deferred taxation	(25,776)	—
Changes in operating assets and liabilities
Accounts receivable	(583,307)	171,106
Prepaid expenses	(11,377)	(6,741)
Other current assets	32,960	—
Accounts payable and accrued liabilities	312,658	(71,855)
Related party accruals	50,344	—
Operating lease liabilities	(301,600)	99,837
Net cash used in operating activities	(462,759)	(269,920)

Investing activities
Acquisition of Aria Kentucky, net of cash of $299,492	49,492	—
Acquisition of assets	—	(240,000)
Acquisition of non-controlling interest	—	(625,000)
Deposits paid	(25,431)	(83,393)
Purchase of property and equipment	(78,820)	(58,880)
Net cash used in investing activities	(54,759)	(1,007,273)

Financing activities
Repayment of assumed liability	(159,085)	—
Proceeds from bank loans	300,000	—
Repayment of bank loans	(33,688)	—
Proceeds from funding arrangements	1,556,375	295,000
Repayment of funding arrangements	(1,076,921)	(232,733)
Repayment of promissory notes	(70,000)	(10,000)
Proceeds from short-term notes	240,000	1,732,000
Repayment of short term notes	(89,877)	(570,000)
Repayment of government assistance loans	—	(7,493)
Repayment of finance leases	(4,431)	(4,169)
Proceeds from related parties	31,000	52,215
Net cash provided by financing activities	693,373	1,254,820

Effect of exchange rate on cash	21,098	(15,098)

Net change in cash	196,953	(37,471)
Beginning cash balance	244,771	68,573
Ending cash balance	$441,724	$31,102

Supplemental cash flow information
Cash paid for interest	$437,045	$222,109
Cash paid for income taxes	$—	$—

Non- cash investing and financing activities
Present value of operating lease liability and operating lease right of use assets recognized in connection with lease commencement	$1,149,642	$—
Present value of operating lease liability and operating lease right of use assets recognized in connection with lease commencement- Related party	$7,622,084	$—
Common shares cancelled	$27,700	$—
Bank loan proceeds applied directly to settle seller’s debt in connection with acquisition	$4,250,00	$—
Related party loan proceeds applied directly to seller’s debt in connection with acquisition	$66,741	$—
Promissory note issued on acquisition of minority shareholders interest	—	$475,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies

Financial Reporting

The (a) unaudited condensed consolidated balance sheets as of June 30, 2025, and as of December 31, 2024, which has been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations, stockholders’ deficit and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on May 23, 2025.

All amounts referred to in the notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

a)	Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to, the estimated useful lives of long lived assets, the fair value of long-lived assets and goodwill, including impairment analysis, business combinations, estimates in revenue recognition, allowance for credit losses, estimates in the fair value of warrants and stock options granted for services or compensation, estimates in convertible debt, borrowing rate consideration for right-of-use (ROU) lease assets including related lease liability, and the valuation allowance for deferred tax assets due to continuing operating losses.

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

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with several financial institution in the USA and Canada. There were no cash equivalents at June 30, 2025 and December 31, 2024.

The Company primarily places cash balances in the United States with high-credit quality financial institutions located in the United States which are insured by the Federal Deposit Insurance Corporation up to a limit of $250,000 per institution.

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

The Company accounts for leases in terms of ASC 842. In terms of ASC 842, the Company assesses whether any asset based leases entered into for periods longer than twelve months meet the definition of financial leases or operating leases, by evaluating the terms of the lease, including the following; the duration of the lease; the implied interest rate in the lease; the cash flows of the lease; and whether the Company intends to retain ownership of the asset at the end of the lease term.

Leases which imply that the Company will retain ownership at the end of the lease term are classified as financial leases, are included in property and equipment with a corresponding financial liability raised at the date of lease inception. Interest incurred on financial leases are expensed using the effective interest rate method.

Leases which imply that the Company will not acquire the asset at the end of the lease term are classified as operating leases, the Company’s right to use the asset is reflected as a non-current right of use asset with a corresponding operating lease liability raised at the date of lease inception. The right of use asset and the operating lease liability are amortized over the right of use period using the effective interest rate implied in the operating lease agreement.

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

Goodwill was recently acquired and is assessed annually on December 31, 2025 to see if there are any qualitative or quantitative indications that impairment of goodwill may be appropriate. At each quarter end a qualitative analysis is performed, to determine if any impairment should be considered. As of June 30, 2025, there were no indications that an impairment of goodwill may be required.

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

Financial liabilities measured at amortized cost include bank indebtedness, accounts payable and accrued liabilities, related party payables, taxes payable, convertible notes payable, promissory notes, funding arrangements, loans payable and related party notes.

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

Settlements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s receivables were $1,527,808 and $260,841 at June 30, 2025 and December 31, 2024, respectively. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount.

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

Stock based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with performance conditions and no awards dependent on market conditions.

s)	Financial instruments Risks

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, June 30, 2025 and December 31, 2024.

i.	Credit risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Financial instruments that subject the Company to credit risk consist primarily of accounts receivable.

Credit risk associated with accounts receivable is mitigated as only a percentage of the revenue billed to health insurance companies is recognized as income until such time as the actual funds are collected. The revenue is concentrated amongst several health insurance companies located in the U.S.

ii.	Liquidity risk

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of approximately $12.2 million, and an accumulated deficit of approximately $45.6 million. The Company is dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition.

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

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its bank loans, assumed debt, convertible debt, promissory notes, short term loans, funding arrangements, third party loans and government assistance loans as of June 30, 2025.

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

During the three and six months ended June 30, 2025 and 2024, the Company derived approximately 100% of its revenues from a group of commercial healthcare insurers. Any adverse change in policy towards the treatment of substance abuse patients adopted by a majority of the group of commercial healthcare insurers will have a significant impact on the Company.

t)	Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued additional updates during the three and six months ended June 30, 2025. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption.

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

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2025, the Company incurred operating losses of $0.4 million. As of June 30, 2025, the Company had an accumulated deficit of $45.6 million, working capital deficiency of $12.2 million and total liabilities in excess of total assets of $8.6 million. These matters raise substantial doubt about Company’s ability to continue as a going concern.

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

The amount of pro forma revenue and earnings which would have been included in the Company’s unaudited condensed consolidated statement of operations for the period ended June 30, 2025, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2024, is presented as follows:

	Revenue	Net loss
Actual for the period from acquisition to June 30, 2025	$4,802,502	$(142,488)

2025 supplemental pro-forma from January 1, 2025 to June 30, 2025	$8,598,887	$(1,179,485)

2024 supplemental pro-forma from January 1, 2024 to June 30, 2024	$8,077,510	$(1,475,799)

The supplemental pro forma information for the six months ended June 30, 2025 was adjusted to exclude (i) non-recurring legal fees of $35,000 incurred on the acquisition of the business of Edgewater and (ii) amortization of intangibles of $4,530 and the tax effect thereon of $1,178.

The supplemental pro forma information for the six months ended June 30, 2024 was adjusted to exclude (i) $2,249,633 related to a settlement reached with the Department of Justice by Edgewater and is unrelated to current and future operations and (ii) amortization of intangibles of $103,333 and the tax effect thereon of $26,867.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Property and equipment

As disclosed in note 4 above, in terms of an APA agreement entered into on October 22, 2024, on January 9, 2025, the Company consummated the acquisition of the Acquired Assets of ERC, which included furniture and equipment, estimated at $483,194 and vehicles of $168,558.

Property and equipment consists of the following:

		June 30, 2025			December 31, 2024
	Useful lives	Cost	Accumulated depreciation	Net book value	Net book value
Leasehold improvements	Life of lease	$565,925	$(163,119)	$402,806	$376,045
Furniture and fixtures	6 years	896,507	(165,462)	731,045	303,429
Vehicles	5 years	224,507	(62,081)	162,426	15,699
Computer equipment	3 years	13,389	(6,415)	6,974	4,515
Capital work in progress	—	5,651	—	5,651	—
		$1,705,979	$(397,077)	$1,308,902	$699,688

Depreciation expense for the three months ended June 30, 2025 and 2024 was $62,101 and $22,591, respectively, and for the six months ended June 30, 2025 and 2024 was $121,359 and $44,302, respectively.

6.	Intangibles

As disclosed in note 4 above, in terms of an APA agreement entered into on October 22, 2024, on January 9, 2025, the Company consummated the acquisition of the Acquired Assets of ERC, which included a preliminary valuation of customer relationships of $2,944,000 and non-compete agreements of $52,000.

Intangible assets consist of the following:

	Useful lives	June 30, 2025			December 31, 2024
		Cost	Accumulated amortization	Net book value	Net book value
Customer relationships	15 years	$2,944,000	$(94,147)	$2,849,853	$—
Non-compete agreement	5 years	52,000	(4,990)	47,010	—
Health care Provider license	5 years	1,789,903	(1,431,922)	357,981	536,971
		$4,785,903	$(1,531,059)	$3,254,844	$536,971

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

The Company recorded $141,164 and $89,495 in amortization expense for finite-lived assets for each of the three months ended June 30, 2025 and 2024, respectively and $278,127 and $178,990 for each of the six months ended June 30, 2025 and 2024.

7.	Goodwill

Goodwill represents the excess purchase price paid over the fair value of assets acquired, including any other identifiable intangible assets.

As disclosed in note 4 above, in terms of an APA agreement entered into on October 22, 2024, on January 9, 2025, the Company consummated the acquisition of the Acquired Assets of ERC, which included goodwill estimated at $3,573,396.

Amount
Opening balance as of January 1, 2025	$—
Acquisition of the assets and liabilities assumed of Edgewater Recovery Center	3,573,396
Closing balance as of June 30, 2025	$3,573,396

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

The details of the related party property leases are as follows:

Description	Base Rental (annual)
425 Clinic Drive, Morehead, Kentucky	$312,000
445 Clinic Drive, Morehead, Kentucky	120,000
1111 US 60 W, Morehead, Kentucky	480,000
2180 US 60 W, Morehead, Kentucky	36,000
721 White Street, Morehead Kentucky	30,000
214 Jackson Drive, Morehead, Kentucky	30,000
1135 Rodburn Hollow Drive, Morehead, Kentucky	30,000
Total	$1,038,000

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

Right of use assets are included in the unaudited condensed consolidated balance sheet are as follows:

	June 30, 2025	December 31, 2024
Non-current assets
Right-of-use assets – finance leases, net of depreciation, included in Property and equipment	$10,104	$15,699
Right-of-use assets – operating leases, net of amortization	10,817,251	9,920,592
Right-of-use assets – operating leases, related party, net of amortization	7,423,571	—
	$18,250,926	$9,936,291

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Leases (continued)

Lease costs consists of the following:

	Six months ended June 30,
	2025	2024
Finance lease cost:
Depreciation of right-of-use assets	$5,595	$5,595
Interest expense on finance lease liabilities	484	771
	6,079	6,366
Operating lease costs
Third parties	$975,571	$374,000
Related parties	531,344	—
	1,506,915	374,000
Lease cost	$1,512,994	$380,366

Other lease information:

	Six months ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(484)	$(771)
Operating cash flows from operating leases – third parties	(910,846)	(374,000)
Operating cash flows from operating leases – related parties	(317,050)	—
Financing cash flows from finance leases	(4,431)	(4,169)
Cash paid for amounts included in the measurement of lease liabilities	$(1,232,811)	$(378,940)

Weighted average lease term – finance leases	1 years and 6 months	2 years and 5 months
Weighted average remaining lease term – operating leases	13 years and 6 months	18 years

Discount rate – finance leases	6.54%	6.58%
Discount rate – operating leases	7.67%	7.60%

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases at June 30, 2025 is as follows:

Amount
Remainder of 2025	$4,915
2026	6,195
2027	1,707
12,817
Imputed interest	(852)
Total finance lease liability	$11,965
Disclosed as:
Current portion	$9,310
Non-Current portion	2,655
Lease liability	$11,965

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Leases (continued)

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount
Remainder of 2025	$1,340,124
2026	2,688,015
2027	2,553,337
2028	2,230,672
2029	2,230,672
2029 and thereafter	19,069,434
Total undiscounted minimum future lease payments	30,112,254
Imputed interest	(11,393,572)
Total operating lease liability	$18,718,682

Disclosed as:
Current portion – third parties	$511,241
Current portion – related parties	427,962
Non-current portion – third parties	10,742,709
Non-current portion – related parties	7,036,770
Lease liability	$18,718,682

9.	Bank loans

As disclosed in note 4 above, in terms of an APA agreement entered into on October 22, 2024, on January 9, 2025, the Company consummated the acquisition of the Acquired Assets of ERC ad certain assumed liabilities. In order to secure the acquisition of the assets, the Company raised commercial loans from Peoples Bank to settle other bank debt related to Edgewater and its founder.

The bank loans are disclosed as follows:

	Interest rate	Maturity Date	Principal	Interest	June 30, 2025	December 31, 2024
Peoples Bank
Promissory note	7.500%	February 27, 2028	$4,250,000	$21,250	$4,271,250	$—
Commercial loan	7.750%	December 22, 2026	66,391	100	66,491	—
Commercial loan	7.50	July 1, 2026	300,000	—	300,000
			$4,616,391	$21,350	$4,637,741	$—
Disclosed as follows
Bank loans - current portion					$599,671	$—
Bank loans – long term portion					4,038,070	—
					$4,637,741	$—

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

The Company made interest payments in the aggregate amount of $131,042 during the quarter ended June 30, 2025.

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

The Company repaid principal of $33,688 and interest of $7,207, totaling $40,895 during the six months ended June 30, 2025.

·	On June 30, 2025, the Company entered into a commercial promissory note, whereby the Company was advanced $300,000, net of loan origination and documentation fees of $3,500, for net proceeds of $296,500. The loan bears interest at a variable interest rate of the New York prime rate plus 0.5%, currently the interest rate is 7.5% and is calculated on an actual over 360 day basis. The interest rate will never exceed 10% per annum or fall below 6% per annum. The loan matures on 1 July 2026, or on demand by the lender. Monthly interest only payments are to be made. The loan may be prepaid without penalty and any funds prepaid may be re-borrowed by the Company until the maturity date, unless precluded from doing so by the lender. The loan is secured by a pledge of the membership interest in Aria Kentucky, LLC and blanket liens on all of the assets of Aria Kentucky, LLC, including accounts receivable and all other business assets. In addition the lender holds guarantees from Ethema Health Corporation and Shawn Leon.

The Loan was advanced on June 30, 2025, no repayments have been made and no interest was accrued as of June 30, 2025.

10.	Assumed liability

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

The Company repaid principal of $159,085 and accrued interest of $31,329, totaling $190,414 during the six months ended June 30, 2025.

	Interest rate	Maturity Date	Principal	Interest	June 30, 2025	December 31, 2024
Assumed liability	4.75%	December 1, 2026	$1,499,021	$11,900	$1,510,921	$—
Disclosed as follows
Assumed liability - current portion					$827,641	$—
Assumed liability - long term portion					683,280	—
					$1,510,921	$—

11.	Short-term convertible notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity Date	Principal	Interest	June 30, 2025	December 31, 2024
Auctus Fund, LLC	0.0%	On Demand	$70,000	$15,000	$85,000	$70,000

Joshua Bauman	10.0%	On Demand	77,576	148	77,724	133,844

Series N convertible notes	6.0%	December 31, 2025	2,779,000	1,023,282	3,802,282	3,769,401

			$2,926,576	$1,038,430	$3,965,006	$3,973,245

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Short-term convertible notes (continued)

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

On May 13, 2025, the Company entered into an Amendment #2 to the convertible promissory note, whereby the Company will repay the balance outstanding as follows; $10,000 on June 1, 2025, $15,000 on July 1, 2025 and three installments of $20,000 monthly thereafter. The Company has not made any payments to Auctus as of June 30, 2025.

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

During June 2025, the Company repaid principal of $43,200 and interest of $18,800 totaling $62,000.

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

During the six months ended June 30, 2025, the Company repaid interest of $49,804 on the Series N convertible notes.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Short-term notes

The short term notes consist of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	June 30, 2025 Amount	December 31, 2024 Amount
LXR Biotech	6.0%	On Demand	$97,581	$36,429	$—	$134,010	$124,309

Mirage Realty	18.0%	May 15, 2025	600,000	4,500	—	604,500	613,500

Third Party	12.0%	On demand	252,569	20,803	—	273,372	251,899

Revolving line of credit	120.0%	August 13, 2024	64,423	3,007	—	67,430	162,576
	120.0%	September 30, 2024	181,000	196,506	—	377,506	258,589

M. Baldassara	10.0%	December 31, 2025	120,000	1,282	—	121,282	—

R. Baldassara	10.0%	December 31, 2025	120,000	1,282	—	121,282	—

Series R Promissory notes	7.5%	March 31, 2025	1,155,000	71,184	—	1,226,184	1,164,250

Total notes payable			$2,590,573	$334,993	$—	$2,925,566	$2,575,123

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

During the six months ended June 30, 2025, the Company paid interest of $60,000 on the note.

Third party note

On April 12, 2019, Eileen Greene, a related party, assigned CDN$1,000,000 of the amount owed by the Company to her, to a third party. The loan bears interest at 12% per annum which the Company agreed to pay.

The balance outstanding on the note consists of principal of CDN$344,580 ($252,569) and interest accrued thereon of CDN$28,382 ($20,803) totaling CDN$372,962 ($273,372). During the six months ended June 30, 2025, the Company paid interest of CDN$10,000 ($7,305).

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

During the six months ended June 30, 2025, the Company repaid principal of $46,677 and interest of $103,323.

M. Baldassara and R. Baldassara

On May 22, 2025, the Company entered into promissory note agreements with each of M. Baldassara and R. Baldassara for an aggregate principal amount of $120,000 each, bearing interest at 10% per annum and repayable on December 31, 2025. The promissory notes are unsecured.

Series R senior secured promissory notes

Between April 15, 2024 and May 10, 2024, the Company entered into securities purchase agreements with accredited investors whereby the Company issued 6 senior secured promissory notes with an aggregate issue price of $660,000 for gross proceeds of $600,000. The promissory notes bear interest at 7.5% per annum, interest is payable quarterly at an increasing rate of 3%, 6%, 9% and 12% of the principal outstanding. The notes matured on March 31, 2025 and have not been repaid as yet, the Company is negotiating with the noteholders on extension and settlement options.

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

During the six months ended June 30, 2025, the Company paid interest of $37,679 on the Series R senior secured promissory notes.

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

	June 30, 2025	December 31, 2024
Opening balance	$405,000	$—
Promissory note issued	—	475,000
Repayments	(70,000)	(70,000)
	$335,000	$405,000

During the six months ended June 30, 2025, the Company repaid $70,000 of the principal outstanding on the promissory note.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Funding arrangements, net

May 30, 2024 funding

On May 30, 2024, the Company, through its subsidiary Evernia Health Center, LLC (“Evernia”), entered into a financing arrangement with Fortunate Sons (“Fortunate”), whereby it received proceeds of $300,000. The Company also incurred fees of $5,000, resulting in net proceeds of $295,000, in addition the Company incurred an additional fee of $75,000 related to this funding, resulting in total fees and discount of $155,000 which was amortized over the original term of the funding. The Company is obliged to pay $10,750 per week commencing 4 weeks after the agreement was entered into until the amount of $375,000 is paid in full. The maturity date of this funding was February 24, 2025, however the original payment schedule was not adhered to, and we are in constant communication with Fortunate regarding repayment of the balance.

The discount and fees totaling $155,000 associated with the August 2024 funding was capitalized and was being amortized using the effective interest method over the initial repayment period. The Company has repaid $193,500 and the balance outstanding as of June 30, 2025 was $181,500.

August 30, 2024 funding

On August 30, 2024, the Company, through its subsidiary Evernia, entered into a financing arrangement with Itria Ventures LLC (“Itria”), whereby it received proceeds of $247,000, net of discount and fees of $65,500. The Company is obliged to pay $8,013 per week until the amount of $312,500 is paid in full, the maturity date of this funding was June 3, 2025.

The discount and fees totaling $65,500 associated with the August 2024 funding was capitalized and was being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $8,013 totaling $232,372 and settled the outstanding balance of $88,141 on March 25, 2025, partially out of the proceeds of an additional financing arrangement entered into on March 25, 2025, thereby extinguishing the debt and accelerating the amortization of the remaining discount and fees.

October 9, 2024 funding

On October 9, 2024, the Company, through its subsidiary Evernia, entered into a financing arrangement with Itria, whereby it received proceeds of $148,000, net of discount and fees of $39,500. The Company is obliged to pay $4,808 per week until the amount of $187,500 is paid in full. The maturity date of this funding was July 10, 2025.

The discount and fees totaling $39,500 associated with the October 2024 funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $4,808 totaling $57,692 and settled the outstanding balance of $119,308, net of an early settlement discount of $10,500, thereby extinguishing the debt.

January 6, 2025 funding

On January 6, 2025, the Company, through its subsidiary Evernia, entered into a financing arrangement with Itria, whereby it received proceeds of $247,000, net of discount and fees of $60,500. The Company is obliged to pay $7,885 per week until the amount of $307,500 is paid in full. The maturity date of this funding is October 6, 2025.

The discount and fees totaling $60,500 associated with the January 2025 funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $7,885 totaling $157,692 and settled the outstanding balance with a payment of $157,692 out of the proceeds of the May 28, 2025 funding, resulting in an overpayment of $7,885, which was refunded on August 12, 2025. The settlement resulted in the extinguishment of the debt and the acceleration of the remaining unamortized debt discount of $21,890.

February 13, 2025 funding

On February 13, 2025, the Company, through its subsidiary Evernia, entered into financing arrangement with CFG Merchant Solutions, LLC (“CFG”), whereby it received proceeds of $124,375, net of discount and fees of $41,875. The Company is obliged to pay $3,778 per week until the amount of $166,250 is paid in full. The maturity date of this funding is December 19, 2025.

The discount and fees totaling $41,875 associated with the February 2025 funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $3,778 totaling $71,790, and the balance outstanding at June 30, 2025 was $80,287, net of debt discount of $14,173.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Funding arrangements, net (continued)

February 18, 2025 funding

On February 18, 2025, the Company, through its subsidiary Evernia, entered into a financing arrangement with Purpletree Funding, LLC (“Purpletree”), whereby it received proceeds of $74,250, net of discount and fees of $25,500. The Company is obliged to pay $3,563 per week until the amount of $99,750 is paid in full. The maturity date of this funding is September 2, 2025.

The discount and fees totaling $25,500 associated with the February 2025 funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $3,563 totaling $64,125, and the balance outstanding at June 30, 2025 was $32,417, net of debt discount of $3,208.

March 25, 2025 funding

On March 25, 2025, the Company, through its subsidiary Evernia, entered into a financing arrangement with Itria, whereby it received proceeds of $222,250, net of discount and fees of $70,250. The Company is obliged to pay $7,500 per week until the amount of $292,500 is paid in full. The Company used $88,141 of the proceeds to settle the August 30, 2024 funding. The maturity date of this funding is December 24, 2025.

The discount and fees totaling $70,250 associated with the March 2025 funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $7,500, totaling $97,500 and the balance outstanding at June 30, 2025 was $163,735, net of debt discount of $31,265.

April 9, 2025 funding

On April 9, 2025, the Company, through its subsidiary Aria Kentucky, LLC (“Aria KY”) entered into a financing arrangement with Itria, whereby it received proceeds of $494,500, net of discount and fees of $130,500. The Company is obliged to pay $12,019 per week until the amount of $625,000 is paid in full. The maturity date of this funding is April 14, 2026.

The discount and fees totaling $130,500 associated with the April 2025 funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $12,019, totaling $120,192 and the balance outstanding at June 30, 2025 was $420,671, net of debt discount of $84,137.

May 28, 2025 funding

On May 28, 2025, the Company, through its subsidiary Evernia, entered into a financing arrangement with Itria, whereby it received proceeds of $296,500, net of discount and fees of $81,500. The Company used $157,692 of the proceeds to settle the January 6, 2025 funding. The Company is obliged to make weekly cash payments of $7,269 until the amount of $378,000 is paid in full. The maturity date of this funding is December 24, 2025.

The discount and fees totaling $81,500 associated with the May 2025 funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $7,269, totaling $29,077 and the balance outstanding at June 30, 2025 was $280,798, net of debt discount of $68,125.

June 19, 2025 funding

On June 19, 2025, the Company, through its subsidiary Aria KY, entered into a financing arrangement with Itria, whereby it received proceeds of $97,500, net of discount and fees of $27,500. The Company is obliged to pay $3,205 per week until the amount of $125,000 is paid in full. The maturity date of this funding is March 19, 2026.

The discount and fees totaling $27,500 associated with the May 2025 funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $3,205, totaling $3,205 and the balance outstanding at June 30, 2025 was $96,454, net of debt discount of $25,341.

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

On September 21, 2022, ARIA received partial forgiveness of the government assistance loan of $104,368, the balance of the loan plus accrued interest is due and payable. The maturity date of PPP loans was changed to five years from issuance on June 5, 2020 by the federal government. The maturity date of the loan is May 3, 2026, which is in line with the repayment schedule on the loan. On December 30, 2022, the Company sold ARIA to its Chairman and CEO and agreed to assume the repayment of the government assistance loan. As of June 30, 2025, the balance outstanding, including interest thereon was $21,342.

16.	Related parties

Related party balances consist of the following:

	June 30,	December 31,
	2025	2024
Advance from related party
Eileen Greene
Principal opening balance	$273,461	$—
Principal advance made	—	285,000
Repayments	—	(11,539)
	273,461	273,461
Debt discount opening balance	(8,495)	—
Debt discount at inception	—	(35,000)
Amortization of debt discount	8,495	26,505
	—	(8,495)
Total Related party advance	$273,461	$264,966

Related party payables
Shawn E. Leon	$15,578	$144,353
Eileen Greene	521,300	488,965
ERC Investments, LLC	901,406	—
New Journey, LLC	54,672	—
JDE Properties, LLC	58,525	—
Charity operation	31,000	—
Total related party payables	$1,582,481	$633,318

Note payable – related parties
Loan advanced by ERC Investments, LLC	$33,767	$—
Accrued interest	1,210	—
	$34,977	$—

Loan advanced by New Journey, LLC	$47,974	$—
Accrued interest	1,576	—
	$49,550	$—

Total notes payable – Related party	$84,527	$—

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

At June 30, 2025 and December 31, 2024, the Company owed Eileen Greene, the spouse of its CEO, Shawn Leon, related party advances, of $273,461 and $264,966, net of unamortized discount, respectively.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Related parties (continued)

Related party payables

Shawn E. Leon

At June 30, 2025 and December 31, 2024, the Company had a payable to Shawn Leon of $15,578 and $144,353, respectively. Mr. Leon is a director and CEO of the Company. The balances payable are non-interest bearing and have no fixed repayment terms.

During the six months ended June 30, 2025, Mr. Leon earned management fees of $120,000 and for the year ended December 31, 2024, Mr. Leon forfeited management fees due to him.

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

The amounts owing to Ms. Greene are non-interest bearing and have no fixed repayment terms.

At June 30, 2025 and December 31, 2024, the Company owed Eileen Greene, the spouse of its CEO, Shawn Leon, related party payables of $521,300 and $488,965, respectively.

ERC Investments, LLC

As disclosed in note 4 above, a liability owed to ERC Investments, LLC from Edgewater was assumed by the Company, the aggregate liability assumed by the Company on January 9, 2025 was $783,679.

The Company pays rent of $76,000 per month to ERC for three properties located in Morehead Kentucky.

At June 30, 2025, the balance owing to ERC was $901,406.

New Journey, LLC

As disclosed in note 4 above, a liability owed to New Journey, LLC from Edgewater was assumed by the Company, the aggregate liability assumed by the Company on January 9, 2025 was $46,615.

The Company pays rent of $5,500 per month to New Journey for two properties located in Morehead Kentucky.

At June 30, 2025, the balance owing to New Journey was $54,672.

JDE Properties, LLC

As disclosed in note 4 above, a liability owed to JDE from Edgewater was assumed by the Company, the aggregate liability assumed by the Company on January 9, 2025 was $37,525.

The Company pays rent of $5,000 per month to JDE for two properties located in Morehead Kentucky.

At June 30, 2025, the balance owing to JDE was $58,525.

Charity

A charity controlled and managed by Shawn Leon advanced the Company $31,000 during the six months ended June 30, 2025. The amount owing to the charity is non-interest bearing and has no fixed terms of repayment.

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

At June 30, 2025, the balance owing to ERCI was $34,977.

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

At June 30, 2025, the balance owing to NJ was $49,550.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

17.	Stockholder’s deficit

a.	Common shares

Authorized and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The Company has issued 7,726,283,805 and 7,729,053,805 shares of common stock at June 30, 2025 and December 31, respectively.

On July 12, 2024, the Company issued 4,000,000,000 shares of common stock to Mr. Shawn Leon, the Company CEO and his spouse, Ms. Eileen Greene, both related parties, for the conversion of $2,000,000 of related party payables, see note 16 above.

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

Authorized, issued and outstanding

The Company has authorized 10,000,000 Series A preferred shares with a par value of $0.01 per share. The Company has issued and outstanding 4,765,000 Series A Preferred shares at June 30, 2025 and December 31, 2024.

On September 27, 2024, the Company issued 600,000 shares of Series A Preferred stock to Mr. Shawn Leon for the conversion of $6,000 of related party payables, see note 16 above.

On November 17, 2024, 165,000 shares of Series A Preferred stock was sold to a relative of Mr. Leon for gross proceeds of $1,650.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	Stockholder’s deficit (continued)

c.	Stock options

Our board of directors adopted the Greenstone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries, provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have no issued options at June 30, 2025 and December 31, 2024 under the Plan.

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

A summary of the Company’s warrant activity during the period from January 1, 2024 to June 30, 2025 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price
Outstanding as of January 1, 2024	1,022,376,420	$0.001 to $0.00205	$0.001284
Granted	–	–	–
Forfeited/cancelled	–	–	–
Exercised	–	–	–
Outstanding as of December 31, 2024	1,022,376,420	$0.001 to $0.00205	$0.001284
Granted	–	–	–
Forfeited/cancelled	–	–	–
Exercised	–	–	–
Outstanding as of June 30, 2025	1,022,376,420	$0.001 to $0.00205	$0.001284

The following table summarizes information about warrants outstanding at June 30, 2025:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price
$0.001000	745,810,761	2.00	$0.001000	745,810,761	$0.001000
$0.002050	276,565,659	0.52	0.002050	276,565,659	0.002050
	1,022,376,420	1.60	$0.001284	1,022,376,420	$0.001284

All of the warrants outstanding at June 30, 2025 are vested. The warrants outstanding at June 30, 2025 have an intrinsic value of $0.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	Segment information

The Company provides rehabilitation services to customers in the U.S. These services are provided to customers at its Evernia, Addiction Recovery Institute of America facility located in Florida and its Addiction Recovery Institute of America, located in Kentucky. These facilities are regarded as one reporting segment.

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

The segment operating results of the one reportable segment for the three and six months ended June 30, 2025 is disclosed as follows:

	Detox and rehab Services
	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024

Revenues	$4,905,420	$1,490,100	$8,423,195	$2,790,200

Salaries and wages	2,243,222	717,032	4,306,520	1,444,773
Rent expense	767,114	274,130	1,506,915	539,262
Professional fees	419,701	301,132	775,813	451,682
Client related expenses	353,502	108,992	648,909	216,274
Marketing and advertising expenses	122,270	69,091	239,508	113,187
Insurance expenses	123,065	40,071	231,206	76,940
Property expenses	245,023	98,917	450,744	131,535
Management fees	120,000	—	120,000	—
Other operating expenses	98,790	46,159	182,028	99,840
Depreciation and amortization	203,265	112,086	399,486	223,292
Total operating expenses	4,695,952	1,767,610	8,861,129	3,296,785

Operating income (loss)	209,468	(277,510)	(437,934)	(506,585)

Other Income (expense)
Other income	91	—	172,331	—
Interest income	466	523	1,685	1,098
Interest expense	(324,846)	(106,914)	(617,703)	(200,100)
Amortization of debt discount	(160,088)	(75,240)	(289,970)	(138,402)
Foreign exchange movements	(34,054)	(6,134)	(34,811)	4,511
Net loss before income taxes	(308,963)	(465,275)	(1,206,402)	(839,478)

19.	Net loss per common share

For the three and six months ended June 30, 2025 and 2024, the following warrants exercisable for shares and convertible securities convertible into a number of shares were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

	Six months ended June 30, 2025	Six months ended June 30, 2024
Shares issuable upon exercise of warrants	1,022,376,420	1,022,376,420
Shares issuable on conversion of convertible notes	125,252,906	174,044,742
	1,147,629,326	1,196,421,162

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.	Commitments and contingencies

a.	Options granted to purchase shares in ATHI

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

Funding arrangements

August 20, 2025 funding

On August 20, 2025, the Company, through its subsidiary Evernia, entered into a funding arrangement with Itria, whereby it received proceeds of $346,000, net of discount and fees of $105,500, The Company used $147,869 of the proceeds to repay the March 25, 2025 funding. The Company is obliged to pay $8,683 per week until the amount of $451,500 is paid in full. The maturity date of this funding is August 20, 2026.

September 30, 2025 funding

On September 30, 2025, the Company, through its subsidiary, Aria KY entered into a funding arrangement with Itria, whereby it received $247,000, net of discount and fees of $65,500. The Company is obliged to pay $6,010 per week until the amount of $312,500 is paid in full. The maturity date of this funding is September 30, 2026.

Operating leases

The Company, through its subsidiary Aria Kentucky, entered into 2 lease agreements, effective July 1, 2025, with its related party, BH Properties and its subsidiary, Viking Assets, LLC. The first lease is for property situated at 417 South 4th Street, Paducah, Kentucky, with an annual base rent of $96,000 and the second lease is for property situated at 425 South 6th Street, Paducah Kentucky, with an annual base rent of $72,000. Each lease is for an initial period of four years and six months with an option to extend for an additional five years, since the transaction is between related parties the option is likely to be exercised. Each lease agreement includes an escalation of 1.5% of the base rent, commencing on January 1, 2026, and annually thereafter. The Company is responsible for utilities, property taxes, repairs and maintenance expenditure and insurance costs.

Letter of intent to acquire certain assets and legal entities

On October 20, 2025, the Company entered into a letter of intent (“LOI”) with Addiction Recovery Care LLC (“Vendor”) to purchase certain of the assets and separate entities operating under the ARC brand name in Kentucky. The potential assets to be purchased are of the ARC in-patient facilities in Kentucky operating in Inez, Pikeville, Owensboro and Ashland, along with out-patient facilities in Kentucky operating in Prestonsburg,  Mount Sterling, Louisa, Ashland and Lexington. The potential separate entities to be purchased include a Psychiatric Hospital, a Pharmacy, a Medical Laboratory and a Rural Health Clinic. The addiction treatment and psychiatric facilities have a capacity of approximately 900 patients. There are likely to be related real estate transactions involved in the acquisitions which will remain outside of the Company but could be utilized to generate substantial new equity for the Company.

The proposed funding of the purchase price will be approximately 25% in cash, 25% in a vendor note and 50% in equity linked funding from the vendor.  The cash portion will be raised by issuance of new equity and the proceeds from sale and subsequent leasing of certain of the ARC facilities.

The Company intends creating a new entity (“NewcoARIA”) to acquire the ARC assets and separate entities and will ultimately also hold the Company’s existing Florida and Kentucky treatment entities. NewcoARIA will be initially owned by Ethema, new investors and the Vendor.  It is likely that the Company will pursue an Initial Public Offering of NewcoARIA on a senior U.S. exchange.

Other than the above, the Company has evaluated subsequent events through the date the unaudited condensed consolidated financial statements were issued and did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this management discussion and analysis of financial condition and results of operations, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Results of operations for the three months ended June 30, 2025 and 2024.

Revenues

Revenues were $4,905,420 and $1,490,100 for the three months ended June 30, 2025 and 2024, respectively, an increase of $3,415,320 or 229.2%. Revenues include $2,720,771 from the acquisition of the business of ERC. Revenue from existing business was $2,184,649 and $1,490,100 for the three months ended June 30, 2025 and 2024, respectively, an increase of $694,549 or 46.6%. The increase is primarily due to the increase in patient count at the West Palm Beach facility and the acquisition of the Boca Raton rehab and detox facility during June 2024, which commenced revenue generating operations in January 2025, after obtaining all necessary regulatory approvals.

Operating Expenses

Operating expenses were $4,695,952 and $1,767,610 for the three months ended June 30, 2025 and 2024, respectively, an increase of $2,928,342 or 165.7%. Operating expenses include $2,512,033 from the acquisition of the business of ERC. Operating expenses from existing operations was $2,183,919 and $1,767,610 for the three months ended June 30, 2025 and 2024, respectively, an increase of $416,309 or 23.6%. The increase is primarily due to the following:

●	General and administrative expenses was $942,650 and $363,230 for the three months ended June 30, 2025 and 2024, respectively, an increase of $579,420 or 159.5%. General and administrative expenses include $504,404 from the acquisition of the business of ERC. General and administrative expenses from existing operations was $438,246 and $363,230 for the three months ended June 30, 2025 and 2024, respectively, an increase of $75,016 or 20.7%. The increase is primarily due to an increase in client cost related to an increased patient count and the additional client costs incurred in the Boca Cove facility.

●	Salaries and wages were $2,243,222 and $717,032 for the three months ended June 30, 2025 and 2024, respectively, an increase of $1,526,190 or 212.8%. Salaries and wages includes $1,340,530 from the acquisition of the business of ERC. Salaries and wages from existing operations was $902,692 and $717,032 for the three months ended June 30, 2025 and 2024, respectively, an increase of $185,660 or 25.9% The increase is due to the acquisition of the Boca Raton facility which was fully staffed up and operational beginning January 2025.

●	Rent expense was $767,114 and $274,130 for the three months ended June 30, 2025 and 2024, respectively, an increase of $492,984 or 179.8%. Rent expense includes $390,679 from the acquisition of the business of ERC. Rental expense from existing operations was $376,435 and $274,130 for the three months ended June 30, 2025 and 2024, respectively, an increase of $102,305 or 37.3%. The increase is primarily due to the additional rent incurred at the Boca Cove detox facility of $96,249 which was acquired in June 2024.

●	Professional fees were $419,701 and $301,132 for the three months ended June 30, 2025 and 2024, respectively, an increase of $118,569 or 39.4%. Professional fees includes $196,484 from the acquisition of the business of ERC. Professional fees from existing operations was $223,217 and $301,132 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $77,915 or 25.9%. The decrease is primarily due to the professional fees incurred in the prior year on the acquisition of the non-controlling shareholders interest and the assets of the Boca Cove detox center.

●	Management fees were $120,000 and $0 for the three months ended June 30, 2025 and 2024, respectively, an increase of $120,000 or 100.0%. In the prior year, due to the performance of the Company, the CEO forfeited his management fee of $20,000 per month.

●	Depreciation and amortization expense was $203,265 and $112,086 for the three months ended June 30, 2025 and 2024, respectively, an increase of $91,179 or 81.3%. Depreciation and amortization includes depreciation and amortization from the acquisition of the business of ERC amounting to $79,936. Depreciation and amortization expense from existing operations was $123,329 and $112,086 for the three months ended June 30, 2025 and 2024, respectively, an increase of $11,243 or 10.0%. The increase is primarily due to additional deprecation incurred on assets acquired with the Boca Raton facility in June 2024.

Operating income (loss)

Operating income was $209,468 and operating (loss) was $277,510 for the three months ended June 30, 2025 and 2024, respectively, an increase of $486,978 or 175.5%. The increase is due to the increase in revenue, primarily due to the acquisition of ERC and the increased revenue in our Florida locations, offset by an increase in operating expenses, as discussed in detail above.

Other income

Other income was $91 and $0 for the three months ended June 30, 2025 and 2024, respectively, an increase of $91 or 100.0%.

 Interest income

Interest income was $466 and $523 for the three months ended June 30, 2025 and 2024, a decrease of $57 or 10.9%. The interest income is interest earned on positive cash balances during the current period.

Interest expense

Interest expense was $324,846 and $106,914 for the three months ended June 30, 2025 and 2024, respectively, an increase of $217,932 or 203.8%. Included in interest expense is interest of $101,532 related to the acquisition of the business of ERC. Interest expense on the existing business was $223,314 and $106,914 for the three months ended June 30, 2025 and 2024, respectively, an increase of $116,400, primarily due to an increase in interest expense related to default interest on letter of credit funding, additional interest on Series R promissory notes which were entered into during the period March to May 2024, and interest on promissory notes issued to acquire the assets of the Boca Raton facility and the non-controlling shareholders interest in the prior year.

Amortization of debt discount

Amortization of debt discount was $160,088 and $75,240 for the three months ended June 30, 2025 and 2024, respectively, an increase of $84,848 or 112.8%. Included in amortization of debt discount is amortization of $48,523 related to funding arrangements in Aria Kentucky. Amortization of debt discount in the existing business was $111,565 and $75,240, an increase of $36,325 or 48.3%. The amortization of debt discount relates primarily to short-term funding arrangements. In the current period the Company increased its funding arrangements to fund working capital requirements in both the Aria Kentucky operation and our Florida operations.

Foreign exchange movements

Foreign exchange movements were $(34,053) and $(6,314) for the three months ended June 30, 2025 and 2024, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars. The Dollar weakened against the Canadian Dollar during the current period, resulting in an unrealized loss on Canadian denominated assets.

Net loss before income taxes

Net loss before income taxes was $308,963 and $465,275 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $156,312 or 33.6%. The decrease is primarily due to the increase in operating income discussed above offset by the increase in interest expense, amortization of debt discount and foreign exchange movements, all discussed in detail above.

Taxation

Taxation was a credit of $13,434 and $0 for the three months ended June 30, 2025 and 2024, respectively, an increase of $13,434 or 100.0%. The taxation charge represents the deferred tax movement on the value of certain identifiable intangibles acquired from Edgewater.

Net loss

Net loss was $295,529 and $465,275 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $169,746 or 36.5%. The decrease was primarily due to the decrease in net loss before income taxes and the movement in taxation as discussed above.

Results of operations for the six months ended June 30, 2025 and June 30, 2024.

Revenues

Revenues were $8,423,195 and $2,790,200 for the six months ended June 30, 2025 and 2024, respectively, an increase of $5,632,995 or 201.9%. Revenues include $4,802,502 from the acquisition of the business of ERC. Revenue from existing business was $3,620,693 and $2,790,200 for the six months ended June 30, 2025 and 2024, respectively, an increase of $830,493 or 29.8%. The increase is primarily due to the increase in patient count at the West Palm Beach facility and the acquisition of the Boca Raton rehab and detox facility during June 2024, which commenced revenue generating operations in January 2025, after obtaining all necessary regulatory approvals.

Operating Expenses

Operating expenses were $8,861,129 and $3,296,785 for the six months ended June 30, 2025 and 2024, respectively, an increase of $5,564,344 or 168.8%. Operating expenses include $4,658,269 from the acquisition of the business of ERC. Operating expenses from existing operations was $4,202,860 and $3,296,785 for the six months ended June 30, 2025 and 2024, respectively, an increase of $906,075 or 27.5%. The increase is primarily due to the following:

●	General and administrative expenses was $1,752,395 and $637,776 for the six months ended June 30, 2025 and 2024, respectively, an increase of $1,114,619 or 174.8%. General and administrative expenses include $919,678 from the acquisition of the business of ERC. General and administrative expenses from existing operations was $832,717 and $637,776 for the six months ended June 30, 2025 and 2024, respectively, an increase of $194,941 or 30.6%. The increase is primarily due to an increase in client costs related to an increased patient count and the additional client costs incurred in the Boca Cove facility.

●	Salaries and wages were $4,306,520 and $1,444,773 for the six months ended June 30, 2025 and 2024, respectively, an increase of $2,861,747 or 198.1%. Salaries and wages includes $2,518,854 from the acquisition of the business of ERC. Salaries and wages from existing operations was $1,787,666 and $1,444,773 for the six months ended June 30, 2025 and 2024, respectively, an increase of $342,893 or 23.7% The increase is due to the acquisition of the Boca Raton facility which was fully staffed up and operational beginning January 2025 and an increase in advertising expenditure to attract customers to our facilities.

●	Rent expense was $1,506,915 and $539,262 for the six months ended June 30, 2025 and 2024, respectively, an increase of $967,653 or 179.4%. Rent expense includes $743,182 from the acquisition of the business of ERC. Rental expense from existing operations was $763,733 and $539,262 for the six months ended June 30, 2025 and 2024, respectively, an increase of $224,471 or 41.6%. The increase is primarily due to the additional rent incurred at the Boca Cove detox facility of $190,513 which was acquired in June 2024 and other rentals which escalated during the current period.

●	Professional fees were $775,813 and $455,682 for the six months ended June 30, 2025 and 2024, respectively, an increase of $320,131 or 70.3%. Professional fees includes $322,927 from the acquisition of the business of ERC. Professional fees from existing operations was $452,886 and $455,682 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $2,796 or 0.6%. Professional fees include fees incurred for the acquisition of the Edgewater facility and in the prior period due to the acquisition of the non-controlling shareholders interest and the assets of the Boca Cove detox center.

●	Management fees were $120,000 and $0 for the six months ended June 30, 2025 and 2024, respectively, an increase of $120,000 or 100.0%. In the prior year, due to the performance of the Company, the CEO forfeited his management fee of $20,000 per month.

●	Depreciation and amortization expense was $399,486 and $223,292 for the six months ended June 30, 2025 and 2024, respectively, an increase of $176,194 or 78.9%. Depreciation and amortization includes depreciation and amortization from the acquisition of the business of ERC amounting to $153,628. Depreciation and amortization expense from existing operations was $245,858 and $223,292 for the six months ended June 30, 2025 and 2024, respectively, an increase of $22,566 or 10.1%. The increase is primarily due to additional deprecation incurred on assets acquired with the Boca Raton facility in June 2024.

Operating loss

The operating loss was $437,934 and $506,585 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $68,651 or 13.6%. The decrease is due to the increase in revenue, primarily due to the acquisition of ARC and the increased revenue in our Florida locations, offset by an increase in operating expenses, as discussed in detail above.

Other income

Other income was $172,331 and $0 for the six months ended June 30, 2025 and 2024, respectively, an increase of $172,331 or 100.0%. The increase in other income was primarily related to management fees earned from Edgewater Recovery based on business profitability during the management period and an employee retention credit received from the federal government during the current period.

 Interest income

Interest income was $1,685 and $1,098 for the six months ended June 30, 2025 and 2024, an increase of $587 or 53.5%. The interest income is interest earned on positive cash balances during the current period.

Interest expense

Interest expense was $617,703 and $200,100 for the six months ended June 30, 2025 and 2024, respectively, an increase of $417,603 or 208.7%. Included in interest expense is interest of $193,560 related to the acquisition of the business of ERC. Interest expense on the existing business was $424,143 and $200,100 for the six months ended June 30, 2025 and 2024, respectively, an increase of $224,043 or 112.0%, primarily due to an increase in interest expense related to default interest on letter of credit funding, additional interest on Series R promissory notes which were entered into during the period March to May 2024, and interest on promissory notes issued to acquire the assets of the Boca Raton facility and the non-controlling shareholders interest in the prior year.

Amortization of debt discount

Amortization of debt discount was $289,970 and $138,402 for the six months ended June 30, 2025 and 2024, respectively, an increase of $151,568 or 109.5%. Included in amortization of debt discount is amortization of $48,523 related to funding arrangements in Aria Kentucky. Amortization of debt discount in the existing business was $241,447 and $138,402, an increase of $103,045 or 74.5%. The amortization of debt discount relates primarily to short-term funding arrangements. In the current period the Company increased its funding arrangements to fund working capital requirements in both the Aria Kentucky operation and our Florida operations.

Foreign exchange movements

Foreign exchange movements were $(34,811) and $4,511 for the six months ended June 30, 2025 and 2024, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars. The Dollar weakened against the Canadian Dollar during the current period, resulting in an unrealized loss on Canadian denominated assets.

Net loss before income taxes

Net loss before income taxes was $1,206,402 and $839,478 for the six months ended June 30, 2025 and 2024, respectively, an increase of $366,984 or 43.7%. The increase is primarily due to the increase in interest expense and amortization of debt discount, offset by the decrease in operating loss and other income, all discussed in detail above.

Taxation

Taxation was a credit of $25,766 and $0 for the six months ended June 30, 2025 and 2024, respectively, an increase of $25,766 or 100.0%. The taxation charge represents the deferred tax movement on the value of certain identifiable intangibles acquired from Edgewater.

Net loss

Net loss was $1,180,626 and $839,478 for the six months ended June 30, 2025 and 2024, respectively, an increase of $341,148 or 40.6%. The increase was primarily due to the increase in net loss before income taxes and the movement in taxation as discussed above.

Commitments and contingencies

The Company has commitments under operating and finance leases as follows:

Finance lease liability

The amount of future minimum lease payments under finance leases at June 30, 2025 is as follows:

Amount
Remainder of 2025	$4,915
2026	6,195
2027	1,707
12,817

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount
Remainder of 2025	$1,340,124
2026	2,688,015
2027	2,553,337
2028	2,230,672
2029	2,230,672
2029 and thereafter	19,069,434
30,112,254

The Company also has commitments under convertible loans and short-term loans. If the convertible loans, as disclosed in note 11, above are not converted they will need to be repaid.

Liquidity and Capital Resources

Cash used in operating activities was $462,759 and $269,920 for the six months ended June 30, 2025 and 2024, respectively, an increase of $192,839. Cash used in operating activities from the acquisition of the business of ERC was $191,638. The cash used in operating activities from the existing business was $271,121 and $269,920 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $1,201.

The increase is primarily due to the following:

●	An increase in net loss of $341,148, as discussed under results of operations above.

●	Offset by an increase in the movement of non-cash items of $840,978, primarily due to the movement in the right of use asset of $435,980, the movement in provision for credit losses of $103,012, which relates to the acquisition of the business of ERC, the movement in depreciation and amortization of $176,194 and the movement in amortization of debt discount of $151,568.

●	Working capital movements decreased by $(692,669) primarily due to an increase in the movements in accounts receivable of $(754,413), an increase in the movement of operating lease liabilities of $(401,437), offset by the increase in the movement of accounts payable and accrued liabilities of $384,513 and an increase in the movements of related party accruals of $50,344.

Cash used in investing activities was $54,759 and $1,007,273 for the six months ended June 30, 2025 and 2024, respectively. In the current period, we acquired the business of ERC for gross proceeds of $250,000 add back cash on acquisition of $299,492, resulting in a net cash generated on acquisition of $49,492. In the current period we invested in property and equipment post-acquisition of ERC of $78,820 and deposits related to properties leased from third parties and certain new utility deposits of $25,431. In the prior period we paid $625,000 for the acquisition of the minority interest in ATHI, a further $240,000 for the acquisition of the assets of Boca Cove Detox and a further $83,393 for the assumption of the real property deposit on the Boca Cove facility. Property and equipment purchased during the prior period was $58,880.

Cash provided by financing activities was $693,373 and $1,254,820 for the six months ended June 30, 2025 and 2024. During the current period, we raised $1,556,375 from funding arrangements and repaid $1,076,921, a net movement of $479,454, we received an additional bank loan of $300,000 and $240,000 from the issuance of two promissory notes to investors. We repaid assumed liabilities of $159,085, short term notes of $89,877, promissory notes of $70,000, and received proceeds from related parties of $31,000 during the current period.  In the prior period the Company received $1,732,000 and repaid $(570,000) of short-term notes and received $295,000 and repaid $232,733 from funding arrangements, in addition $52,215 was received from related parties.

Over the next twelve months we estimate that the Company will require approximately $1.5 million in working capital as it continues to develop its Florida and Kentucky operations. We are also exploring several other treatment center options and sources of patients throughout the country. The Company may have to raise equity or secure debt. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition.

Going Concern

Our unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations in the normal course of business. At June 30, 2025, we had a working capital deficiency of $12.2 million, and total liabilities in excess of assets in the amount of $8.6 million. We believe that current available resources will not be sufficient to fund our planned expenditures over the next 12 months. Accordingly, we will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement our business plan and generate sufficient revenue in excess of costs. If we raise additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that we will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on our financial condition. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2025 are not effective due to a lack of written policies and procedures to address all material transactions and developments impacting our financial statements.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2025. Our management is committed to improving our controls and procedures by, among other matters, continuing to consider and adopt appropriate policies and procedures to address all material transactions and developments impacting our financial statements. However, our management does not expect that our disclosure controls and procedures and our internal control processes, even if improved, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

Date: November 3, 2025

By: /s/ Shawn E. Leon.

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

