Form 10-Q
period 2025-09-30
ETHEMA HEALTH Corp
filed 2025-12-03
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of common stock outstanding as of December 2, 2025 was 7,726,283,805.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Ethema,” the “Company,” “we,” “us” and “our” refer to Ethema Health Corporation.

FORM 10-Q

ETHEMA HEALTH CORPORATION

ETHEMA HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)

Current assets
Cash	$114,030	$244,771
Accounts receivable, net	2,435,606	260,841
Prepaid expenses	58,931	23,146
Other current assets	19	—
Total current assets	2,608,586	528,758
Non-current assets
Property and equipment, net	1,323,766	699,688
Intangible assets, net	3,113,680	536,971
Goodwill	3,493,850	—
Right of use assets	10,682,105	9,920,592
Right of use assets – related party	8,532,607	—
Deposits paid	512,824	472,393
Total non-current assets	27,658,832	11,629,644
Total assets	$30,267,418	$12,158,402

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,425,921	$764,255
Bank loans	755,960	—
Assumed liability	909,858	—
Convertible notes, net of discounts	3,998,984	3,973,245
Short-term notes, net	3,092,765	2,575,123
Promissory note	295,000	405,000
Funding arrangements, net	1,105,214	516,247
Related party advance, net	273,461	264,966
Government assistance loans	21,395	15,088
Operating lease liability	524,292	299,102
Operating lease liability -related party	511,205	—
Finance lease liability	7,645	9,829
Related party payables	1,640,012	633,318
Stock subscription liability	198,600	198,600
Total current liabilities	14,760,312	9,654,773
Non-current liabilities
Bank loans	3,902,226	—
Assumed liability	619,010	—
Note payable – related party	86,017	—
Government assistance loans	—	6,149
Operating lease liability	10,647,157	9,949,454
Operating lease liability – related party	8,083,964	—
Finance lease liability	2,039	6,593
Deferred taxation	739,750	—
Total non-current liabilities	24,080,163	9,962,196
Total liabilities	38,840,475	19,616,969

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 10,000,000 authorized, 4,765,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	47,650	47,650
Common stock - $0.01 par value, 10,000,000,000 shares authorized; 7,726,283,805 and 7,729,053,805 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	77,262,839	77,290,539
Additional paid-in capital	25,013,783	24,986,083
Discount for shares issued below par value	(65,363,367)	(65,363,367)
Accumulated deficit	(45,533,962)	(44,419,472)
Total stockholders’ deficit	(8,573,057)	(7,458,567)
Total liabilities and stockholders’ deficit	$30,267,418	$12,158,402

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024

Revenues	$5,529,402	$1,760,000	$13,952,597	$4,550,200

Operating expenses
General and administrative	1,053,096	417,888	2,805,491	1,055,663
Salaries and wages	2,524,179	839,015	6,830,699	2,279,788
Rent expense	780,532	392,772	2,287,447	932,035
Professional fees	359,384	231,312	1,135,197	686,994
Management fees	60,000	480,000	180,000	480,000
Depreciation and amortization	206,196	122,721	605,682	346,013
Total operating expenses	4,983,387	2,483,708	13,844,516	5,780,493

Operating income (loss)	546,015	(723,708)	108,081	(1,230,293)

Other Income (expense)
Other income	15	40,000	172,346	40,000
Other expense	—	(971)	—	(971)
Interest income	2,006	766	3,691	1,864
Interest expense	(348,098)	(167,575)	(965,801)	(367,675)
Amortization of debt discount	(158,064)	(141,205)	(448,034)	(279,607)
Foreign exchange movements	10,828	(8,021)	(23,983)	(3,510)
Net income (loss) before income taxes	52,702	(1,000,714)	(1,153,700)	(1,840,192)
Income taxes	13,434	—	39,210	—
Net income (loss)	66,136	(1,000,714)	(1,114,490)	(1,840,192)
Net loss attributable to non-controlling interest	—	—	—	101,842
Net income (loss) available to common shareholders of Ethema Health Corporation	$66,136	$(1,000,714)	$(1,114,490)	$(1,738,350)

Loss per share
- Basic	$0.00	$(0.00)	$(0.00)	$(0.00)
- Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding
- Basic	7,726,283,805	7,207,314,674	7,726,789,279	4,896,937,017
- Diluted	7,726,283,805	7,207,314,674	7,726,789,279	4,896,937,017

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred		Common		Additional paid-in	Discount to	Accumulated
	Shares	Amount	Shares	Amount	Capital	par value	Deficit	Total
Balance as of December 31, 2024	4,765,000	$47,650	7,729,053,805	$77,290,539	$24,986,083	$(65,363,367)	$(44,419,472)	$(7,458,567)
Common shares cancelled			(2,770,000)	(27,700)	27,700	—	—	—
Net loss	—	—	—	—	—	—	(885,097)	(885,097)
Balance as of March 31, 2025	4,765,000	$47,650	7,726,283,805	$77,262,839	$25,013,783	$(65,363,367)	$(45,304,569)	$(8,343,664)
Net loss	—	—	—	—	—	—	(295,529)	(295,529)
Balance as of June 30, 2025	4,765,000	$47,650	7,726,283,805	$77,262,839	$25,013,783	$(65,363,367)	$(45,600,098)	$(8,639,193)
Net income	—	—	—	—	—	—	66,136	66,136
Balance as of September 30, 2025	4,765,000	$47,650	7,726,283,805	$77,262,839	$25,013,783	$(65,363,367)	$(45,533,962)	$(8,573,057)

	Series A Preferred		Common		Additional paid-in	Discount to	Accumulated other Comprehensive	Accumulated	Non-controlling shareholders
	Shares	Amount	Shares	Amount	Capital	par value	Income	Deficit	interest	Total
Balance as of December 31, 2023	4,000,000	$40,000	3,729,053,805	$37,290,539	$26,187,925	$(27,363,367)	$—	$(42,355,377)	$—	$(6,200,280)
Net loss	—	—	—	—	—	—	—	(374,203)	—	(374,203)
Balance as of March 31, 2024	4,000,000	$40,000	3,729,053,805	$37,290,539	$26,187,925	$(27,363,367)	$—	$(42,729,580)	$—	$(6,574,483)
Acquisition of minority shareholders interest	—	—	—	—	(1,201,842)	—	—	—	101,842	(1,100,000)
Net loss	—	—	—	—	—	—	—	(363,433)	(101,842)	(465,275)
Balance as of June 30, 2024	4,000,000	$40,000	3,729,053,805	$37,290,539	$24,986,083	$(27,363,367)	$—	$(43,093,013)	$—	$(8,139,758)
Conversion of related party payables to equity	600,000	6,000	4,000,000,000	40,000,000	—	(38,000,000)	—	—	—	2,006,000
Net loss	—	—	—	—	—	—	—	(1,000,714)	—	(1,000,714)
Balance as of September 30, 2024	4,600,000	$46,000	7,729,053,805	$77,290,539	$24,986,083	$(65,363,367)	$—	$(44,093,727)	$—	$(7,134,472)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ETHEMA HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Operating activities
Net loss	$(1,114,490)	$(1,840,192)
Adjustment to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization expense	605,682	346,013
Amortization of debt discount	448,034	279,607
Provision for credit losses	103,012	—
Amortization of right of use asset	721,437	79,196
Deferred taxation	(39,210)
Non-cash management fee	—	480,000
Changes in operating assets and liabilities
Accounts receivable	(1,491,105)	62,671
Prepaid expenses	(35,786)	(9,066)
Other current assets	61,090	—
Accounts payable and accrued liabilities	736,705	128,838
Related party accruals	162,990	—
Operating lease liabilities	(497,494)	94,979
Net cash used in operating activities	(339,135)	(377,954)

Investing activities
Acquisition of Aria Kentucky, net of cash of $299,492	49,492
Acquisition of assets	—	(240,000)
Acquisition of non-controlling interest	—	(625,000)
Deposits paid	(25,431)	(83,393)
Purchase of property and equipment	(158,716)	(85,522)
Net cash used in investing activities	(134,655)	(1,033,915)

Financing activities
Repayment of assumed liability	(159,085)	—
Proceeds from bank loans	300,000	—
Repayment of bank loans	(42,623)	—
Proceeds from funding arrangements	1,902,375	542,000
Repayment of funding arrangements	(1,720,249)	(378,688)
Repayment of promissory notes	(110,000)	(40,000)
Proceeds from short-term notes	310,000	1,912,000
Repayment of short term notes	(173,377)	(801,323)
Repayment of government assistance loans	—	(11,519)
Repayment of finance leases	(6,700)	(6,304)
Proceeds from related party advances	31,000	250,000
Repayment of related party advances	(1,200)	(11,538)
Repayment to related parties	—	(39,363)
Net cash provided by financing activities	330,141	1,415,265

Effect of exchange rate on cash	12,908	(11,107)

Net change in cash	(130,741)	(7,711)
Beginning cash balance	244,771	68,573
Ending cash balance	$114,030	$60,862

Supplemental cash flow information
Cash paid for interest	$516,839	$248,079
Cash paid for income taxes	$—	$—

Non- cash investing and financing activities
Present value of operating lease liability and operating lease right of use assets recognized in connection with lease commencement	$1,149,642	$—
Present value of operating lease liability and operating lease right of use assets recognized in connection with lease commencement- Related party	$8,865,915	$—
Common shares cancelled	$27,700	$—
Bank loan proceeds applied directly to settle seller’s debt in connection with acquisition	$4,250,000	$—
Related party loan proceeds applied directly to seller’s debt in connection with acquisition	$66,741	$—
Promissory note issued on acquisition of minority shareholders interest	$—	$475,000
Conversion of related party payable to common stock	$—	$2,000,000
Conversion of related party payable to preferred stock	$—	$6,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies

Financial Reporting

The (a) unaudited condensed consolidated balance sheets as of September 30, 2025, and as of December 31, 2024, which has been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations, stockholders’ deficit and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on May 23, 2025.

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

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with several financial institution in the USA and Canada. There were no cash equivalents at September 30, 2025 and December 31, 2024.

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

Goodwill was recently acquired and is assessed annually on December 31, 2025 to see if there are any qualitative or quantitative indications that impairment of goodwill may be appropriate. At each quarter end a qualitative analysis is performed, to determine if any impairment should be considered. As of September 30, 2025, there were no indications that an impairment of goodwill may be required.

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

Settlements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s receivables were $2,435,606 and $260,841 at September 30, 2025 and December 31, 2024, respectively. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

q)	Net income (loss) per Share

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

Stock based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with performance conditions and no awards dependent on market conditions.

s)	Financial instruments Risks

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, September 30, 2025 and December 31, 2024.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of approximately $12.2 million, and an accumulated deficit of approximately $45.5 million. The Company is dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition.

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

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its bank loans, assumed debt, convertible debt, promissory notes, short term loans, funding arrangements, third party loans and government assistance loans as of September 30, 2025.

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

During the three and nine months ended September 30, 2025 and 2024, the Company derived approximately 100% of its revenues from a group of commercial healthcare insurers. Any adverse change in policy towards the treatment of substance abuse patients adopted by a majority of the group of commercial healthcare insurers will have a significant impact on the Company.

t)	Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued additional updates during the nine months ended September 30, 2025. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2025, the Company had an accumulated deficit of $45.5 million, working capital deficiency of $12.2 million and total liabilities in excess of total assets of $8.6 million. These matters raise substantial doubt about Company’s ability to continue as a going concern.

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

   ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisition of the business of Edgewater Recovery Center (continued)

The provisional allocation of assets acquired and liabilities assumed is as follows:

Amount
Purchase price
Cash	$250,000
Allocation of purchase price
Current assets
Cash	$299,492
Accounts receivable	786,672
Other current assets	61,109
1,147,273
Non-current assets
Property and equipment	651,752
Customer relationships	2,944,000
Non-compete agreements	52,000
Goodwill	3,493,850
Deposits	15,000
7,156,602
Total Assets acquired	$8,303,875

Current liabilities
Accrued liabilities	$373,920
Related party payables	813,904
1,187,824

Non-current liabilities
Bank loans	4,354,044
Note payable – related party	66,741
Assumed liability	1,666,306
Deferred taxation	778,960
6,866,051
Total liabilities assumed	$8,053,875

Net assets acquired	$250,000

The amount of pro forma revenue and earnings which would have been included in the Company’s unaudited condensed consolidated statement of operations for the period ended September 30, 2025, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2024, is presented as follows:

	Revenue	Net income (loss)
Actual for the period from acquisition to September 30, 2025	$7,835,447	$151,516

2025 supplemental pro-forma from January 1, 2025 to September 30, 2025	$14,128,289	$(1,027,719)

2024 supplemental pro-forma from January 1, 2024 to September 30, 2024	$12,087,744	$(2,180,584)

The supplemental pro forma information for the nine months ended September 30, 2025 was adjusted to exclude (i) non-recurring legal fees of $35,000 incurred on the acquisition of the business of Edgewater and (ii) amortization of intangibles of $4,530 and the tax effect thereon of $1,178.

The supplemental pro forma information for the nine months ended September 30, 2024 was adjusted to exclude (i) $2,249,633 related to a settlement reached with the Department of Justice by Edgewater and is unrelated to current and future operations and (ii) amortization of intangibles of $155,000 and the tax effect thereon of $40,300.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Property and equipment

As disclosed in note 4 above, in terms of an APA agreement entered into on October 22, 2024, on January 9, 2025, the Company consummated the acquisition of the Acquired Assets of ERC, which included furniture and equipment, estimated at $483,194 and vehicles of $168,558.

Property and equipment consists of the following:

		September 30, 2025			December 31, 2024
	Useful lives	Cost	Accumulated depreciation	Net book value	Net book value
Leasehold improvements	Life of lease	$608,396	$(178,547)	$429,849	$376,045
Furniture and fixtures	6 years	899,163	(202,846)	696,317	303,429
Vehicles	5 years	224,507	(73,307)	151,200	15,699
Computer equipment	3 years	13,389	(7,409)	5,980	4,515
Capital work in progress	—	40,420	—	40,420	—
		$1,785,875	$(462,109)	$1,323,766	$699,688

Depreciation expense for the three months ended September 30, 2025 and 2024 was $65,032 and $33,326, respectively, and for the nine months ended September 30, 2025 and 2024 was $186,391 and $77,528, respectively.

6.	Intangibles

As disclosed in note 4 above, in terms of an APA agreement entered into on October 22, 2024, on January 9, 2025, the Company consummated the acquisition of the Acquired Assets of ERC, which included a provisional valuation of customer relationships of $2,944,000 and non-compete agreements of $52,000.

Intangible assets consist of the following:

	Useful lives	September 30, 2025			December 31, 2024
		Cost	Accumulated amortization	Net book value	Net book value
Customer relationships	15 years	$2,944,000	$(143,215)	$2,800,785	$—
Non-compete agreement	5 years	52,000	(7,591)	44,409	—
Health care Provider license	5 years	1,789,903	(1,521,417)	268,486	536,971
		$4,785,903	$(1,672,223)	$3,113,680	$536,971

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

The Company recorded $141,164 and $89,495 in amortization expense for finite-lived assets for each of the three months ended September 30, 2025 and 2024, respectively and $419,291 and 268,485 for each of the nine months ended September 30, 2025 and 2024.

7.	Goodwill

Goodwill represents the excess purchase price paid over the fair value of assets acquired, including any other identifiable intangible assets.

As disclosed in note 4 above, in terms of an APA agreement entered into on October 22, 2024, on January 9, 2025, the Company consummated the acquisition of the Acquired Assets of ERC, which included goodwill estimated at $3,493,850.

Amount
Opening balance as of January 1, 2025	$—
Acquisition of the assets and liabilities assumed of Edgewater Recovery Center	3,493,850
Closing balance as of September 30, 2025, provisional	$3,493,850

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

The details of the related party property leases are as follows:

Description	Base Rental (annual)
425 Clinic Drive, Morehead, Kentucky	$312,000
445 Clinic Drive, Morehead, Kentucky	120,000
1111 US 60 W, Morehead, Kentucky	480,000
2180 US 60 W, Morehead, Kentucky	36,000
721 White Street, Morehead Kentucky	30,000
214 Jackson Drive, Morehead, Kentucky	30,000
1135 Rodburn Hollow Drive, Morehead, Kentucky	30,000
417 South 4th Street, Paducah, Kentucky	96,000
425 South 6th Street, Paducah, Kentucky	72,000
Total	$1,206,000

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

The present value of the future minimum lease payments of the properties leased from related parties was $7,622,084 on January 9, 2025 and $1,243,831 on July 1, 2025, totaling $8,865,915 and the present value of future lease payments of properties leased from third parties was $1,149,642 on January 1, 2025.

Right of use assets are included in the unaudited condensed consolidated balance sheet are as follows:

	September 30, 2025	December 31, 2024
Non-current assets
Right-of-use assets – finance leases, net of depreciation, included in Property and equipment	$7,307	$15,699
Right-of-use assets – operating leases, net of amortization	10,682,105	9,920,592
Right-of-use assets – operating leases, related party, net of amortization	8,532,607	—
	$19,222,019	$9,936,291

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Leases (continued)

Lease costs consists of the following:

	Nine months ended September 30,
	2025	2024
Finance lease cost:
Depreciation of right-of-use assets	$8,392	$8,392
Interest expense on finance lease liabilities	672	1,106
	9,064	9,498
Operating lease costs
Third parties	$1,432,530	$910,076
Related parties	854,245	—
	2,286,775	910,076
Lease cost	$2,295,839	$919,574

Other lease information:

	Nine months ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(672)	$(1,106)
Operating cash flows from operating leases – third parties	(1,315,360)	(738,760)
Operating cash flows from operating leases – related parties	(552,376)	—
Financing cash flows from finance leases	(6,700)	(6,266)
Cash paid for amounts included in the measurement of lease liabilities	$(1,875,108)	$(746,132)

Weighted average lease term – finance leases	1 years and 3 months	2 years and 2 months
Weighted average remaining lease term – operating leases	13 years and 1 month	17 years and 10 months

Discount rate – finance leases	6.52%	6.58%
Discount rate – operating leases	7.68%	7.60%

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases at September 30, 2025 is as follows:

Amount
Remainder of 2025	$2,457
2026	6,195
2027	1,707
10,359
Imputed interest	(675)
Total finance lease liability	$9,684
Disclosed as:
Current portion	$7,645
Non-Current portion	2,039
Lease liability	$9,684

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Leases (continued)

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount
Remainder of 2025	$716,344
2026	2,865,374
2027	2,728,600
2028	2,411,826
2029	2,411,826
2029 and thereafter	20,065,782
Total undiscounted minimum future lease payments	31,199,752
Imputed interest	(11,433,134)
Total operating lease liability	$19,766,618

Disclosed as:
Current portion – third parties	$524,292
Current portion – related parties	511,205
Non-current portion – third parties	10,647,157
Non-current portion – related parties	8,083,964
Lease liability	$19,766,618

9.	Bank loans

As disclosed in note 4 above, in terms of an APA agreement entered into on October 22, 2024, on January 9, 2025, the Company consummated the acquisition of the Acquired Assets of ERC ad certain assumed liabilities. In order to secure the acquisition of the assets, the Company raised commercial loans from Peoples Bank to settle other bank debt related to Edgewater and its founder.

The bank loans are disclosed as follows:

	Interest rate	Maturity Date	Principal	Interest	September 30, 2025	December 31, 2024
Peoples Bank
Promissory note	7.500%	February 27, 2028	$4,250,000	$48,698	$4,298,698	$—
Commercial loan	7.750%	December 22, 2026	57,456	99	57,555	—
Commercial loan	7.50	July 1, 2026	300,000	1,933	301,933
			$4,607,456	$50,730	$4,658,186	$—
Disclosed as follows
Bank loans - current portion					$755,960	$—
Bank loans – long term portion					3,902,226	—
					$4,658,186	$—

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

The Company made interest payments in the aggregate amount of $185,052 during the nine months ended September 30, 2025.

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

The Company repaid principal of $42,623 and interest of $8,446, totaling $51,069 during the nine months ended September 30, 2025.

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

The Company paid interest of $4,200 during the nine months ended September 30, 2025.

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

The Company repaid principal of $159,085 and accrued interest of $31,329, totaling $190,414 during the nine months ended September 30, 2025.

	Interest rate	Maturity Date	Principal	Interest	September 30, 2025	December 31, 2024
Assumed liability	4.75%	December 1, 2026	$1,499,021	$29,847	$1,528,868	$—
Disclosed as follows
Assumed liability - current portion					$909,858	$—
Assumed liability - long term portion					619,010	—
					$1,528,868	$—

11.	Short-term convertible notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity Date	Principal	Interest	September 30, 2025	December 31, 2024
Auctus Fund, LLC	0.0%	On Demand	$60,000	$15,000	$75,000	$70,000

Joshua Bauman	10.0%	On Demand	77,576	2,098	79,674	133,844

Series N convertible notes	6.0%	December 31, 2025	2,779,000	1,065,310	3,844,310	3,769,401

			$2,916,576	$1,082,408	$3,998,984	$3,973,245

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Short-term convertible notes (continued)

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

The Company repaid $10,000 of principal during the nine months ended September 30, 2025.

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

During the nine months ended September 30, 2025, the Company repaid principal of $43,200 and interest of $18,800 totaling $62,000.

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

During the nine months ended September 30, 2025, the Company repaid interest of $49,804 on the Series N convertible notes.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Short-term notes

The short term notes consist of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	September 30, 2025 Amount	December 31, 2024 Amount
LXR Biotech	6.0%	On Demand	$95,633	$37,147	$—	$132,780	$124,309

Mirage Realty	18.0%	May 15, 2025	600,000	13,500	—	613,500	613,500

Third Party	12.0%	On demand	247,525	27,875	—	275,400	251,899

Revolving line of credit	120.0%	August 13, 2024	64,423	22,763	—	87,186	162,576
	120.0%	September 30, 2024	181,000	257,261	—	438,261	258,589

M. Baldassara	10.0%	December 31, 2025	120,000	4,307	—	124,307	—

R. Baldassara	10.0%	December 31, 2025	120,000	4,307	—	124,307	—

Series R Promissory notes	7.5%	March 31, 2025	1,155,000	142,024	—	1,297,024	1,164,250

Total notes payable			$2,583,581	$509,184	$—	$3,092,765	$2,575,123

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

During the nine months ended September 30, 2025, the Company paid interest of $81,000 on the note.

Third party note

On April 12, 2019, Eileen Greene, a related party, assigned CDN$1,000,000 of the amount owed by the Company to her, to a third party. The loan bears interest at 12% per annum which the Company agreed to pay.

The balance outstanding on the note consists of principal of CDN$344,580 ($247,525) and interest accrued thereon of CDN$38,804 ($27,875) totaling CDN$383,384 ($275,400). During the nine months ended September 30, 2025, the Company paid interest of CDN$10,000 ($7,305).

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

On September 4, 2025, the Company received proceeds of $70,000 on a line of credit advance of $73,500, repayable on September 15, 2025. This amount was repaid and the additional $3,500 was recorded as an amortization of debt discount.

During the nine months ended September 30, 2025, the Company repaid principal of $120,177 and interest of $103,323.

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

During the nine months ended September 30, 2025, the Company paid interest of $37,679 on the Series R senior secured promissory notes.

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

	September 30, 2025	December 31, 2024
Opening balance	$405,000	$—
Promissory note issued	—	475,000
Repayments	(110,000)	(70,000)
	$295,000	$405,000

During the nine months ended September 30, 2025, the Company repaid $110,000 of the principal outstanding on the promissory note.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Funding arrangements, net

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

The discount and fees totaling $155,000 associated with this funding was capitalized and was being amortized using the effective interest method over the initial repayment period. The Company has repaid $204,250 and the balance outstanding as of September 30, 2025 was $170,750.

August 30, 2024 funding

On August 30, 2024, the Company, through its subsidiary Evernia, entered into a financing arrangement with Itria Ventures LLC (“Itria”), whereby it received proceeds of $247,000, net of discount and fees of $65,500. The Company is obliged to pay $8,013 per week until the amount of $312,500 is paid in full, the maturity date of this funding was June 3, 2025.

The discount and fees totaling $65,500 associated with this funding was capitalized and was being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $8,013 totaling $232,372 and settled the outstanding balance of $88,141 on March 25, 2025, partially out of the proceeds of an additional financing arrangement entered into on March 25, 2025, thereby extinguishing the debt and accelerating the amortization of the remaining discount and fees.

October 9, 2024 funding

On October 9, 2024, the Company, through its subsidiary Evernia, entered into a financing arrangement with Itria, whereby it received proceeds of $148,000, net of discount and fees of $39,500. The Company is obliged to pay $4,808 per week until the amount of $187,500 is paid in full. The maturity date of this funding was July 10, 2025.

The discount and fees totaling $39,500 associated with this funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $4,808 totaling $57,692 and settled the outstanding balance of $119,308, net of an early settlement discount of $10,500, thereby extinguishing the debt.

January 6, 2025 funding

On January 6, 2025, the Company, through its subsidiary Evernia, entered into a financing arrangement with Itria, whereby it received proceeds of $247,000, net of discount and fees of $60,500. The Company is obliged to pay $7,885 per week until the amount of $307,500 is paid in full. The maturity date of this funding is October 6, 2025.

The discount and fees totaling $60,500 associated with this funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $7,885 totaling $157,692 and settled the outstanding balance with a payment of $157,692 out of the proceeds of the May 28, 2025 funding, resulting in an overpayment of $7,885, which was refunded on August 12, 2025. The settlement resulted in the extinguishment of the debt and the acceleration of the remaining unamortized debt discount of $21,890.

February 13, 2025 funding

On February 13, 2025, the Company, through its subsidiary Evernia, entered into financing arrangement with CFG Merchant Solutions, LLC (“CFG”), whereby it received proceeds of $124,375, net of discount and fees of $41,875. The Company is obliged to pay $3,778 per week until the amount of $166,250 is paid in full. The maturity date of this funding is December 19, 2025.

The discount and fees totaling $41,875 associated with this funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $3,778 totaling $120,909, and the balance outstanding at September 30, 2025 was $41,989, net of debt discount of $3,352.

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

The discount and fees totaling $25,500 associated with this funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $3,563 totaling $99,750, thereby extinguishing the debt.

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

The discount and fees totaling $70,250 associated with this funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $7,500, totaling $157,500 and settled the outstanding balance with a payment of $147,169 out of the proceeds of the August 20, 2025, resulting in an overpayment of $12,869. This refund is expected in November 2025.

April 9, 2025 funding

On April 9, 2025, the Company, through its subsidiary Aria Kentucky, LLC (“Aria KY”) entered into a financing arrangement with Itria, whereby it received proceeds of $494,500, net of discount and fees of $130,500. The Company is obliged to pay $12,019 per week until the amount of $625,000 is paid in full. The maturity date of this funding is April 14, 2026.

The discount and fees totaling $130,500 associated with this funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $12,019, totaling $288,462 and the balance outstanding at September 30, 2025 was $295,726, net of debt discount of $40,812.

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

The discount and fees totaling $81,500 associated with this funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $7,269, totaling $123,577 and the balance outstanding at September 30, 2025 was $217,200, net of debt discount of $37,223.

June 19, 2025 funding

On June 19, 2025, the Company, through its subsidiary Aria KY, entered into a financing arrangement with Itria, whereby it received proceeds of $97,500, net of discount and fees of $27,500. The Company is obliged to pay $3,205 per week until the amount of $125,000 is paid in full. The maturity date of this funding is March 19, 2026.

The discount and fees totaling $27,500 associated with this funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $3,205, totaling $44,872 and the balance outstanding at September 30, 2025 was $68,765, net of debt discount of $11,363.

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

The discount and fees totaling $105,500 associated with this funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $8,683, totaling $43,413 and the balance outstanding at September 30, 2025 was $323,654, net of debt discount of $84,433.

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

On September 21, 2022, ARIA received partial forgiveness of the government assistance loan of $104,368, the balance of the loan plus accrued interest is due and payable. The maturity date of PPP loans was changed to five years from issuance on June 5, 2020 by the federal government. The maturity date of the loan is May 3, 2026, which is in line with the repayment schedule on the loan. On December 30, 2022, the Company sold ARIA to its Chairman and CEO and agreed to assume the repayment of the government assistance loan. As of September 30, 2025, the balance outstanding, including interest thereon was $21,395.

16.	Related parties

Related party balances consist of the following:

	September 30,	December 31,
	2025	2024
Advance from related party
Eileen Greene
Principal opening balance	$273,461	$—
Principal advance made	—	285,000
Repayments	—	(11,539)
	273,461	273,461
Debt discount opening balance	(8,495)	—
Debt discount at inception	—	(35,000)
Amortization of debt discount	8,495	26,505
	—	(8,495)
Total Related party advance	$273,461	$264,966

Related party payables
Shawn E. Leon	$30,795	$144,353
Eileen Greene	552,556	488,965
ERC Investments, LLC	904,580	—
New Journey, LLC	58,656	—
JDE Properties, LLC	55,825	—
Viking Assets, LLC	7,800	—
Charity operation	29,800	—
Total related party payables	$1,640,012	$633,318

Note payable – related parties
Loan advanced by ERC Investments, LLC	$33,767	$—
Accrued interest	1,857	—
	$35,624	$—

Loan advanced by New Journey, LLC	$47,974	$—
Accrued interest	2,419	—
	$50,393	$—

Total notes payable – Related party	$86,017	$—

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

At September 30, 2025 and December 31, 2024, the Company owed Eileen Greene, the spouse of its CEO, Shawn Leon, related party advances of $273,461 and $264,966, net of unamortized discount, respectively.
27

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

During September 30, 2025, $120,000 of the related party payable to Eileen Greene was assigned to Mr. Leon.

During the nine months ended September 30, 2025, Mr. Leon earned management fees of $180,000 and for the year ended December 31, 2024, Mr. forfeited management fees due to him.

At September 30, 2025 and December 31, 2024, the Company had a payable to Shawn Leon of $30,795 and $144,353, respectively. Mr. Leon is a director and CEO of the Company. The balances owing to Mr. Leon are repayable on demand and the repayment date is uncertain.

Eileen Greene

During July 2024, Ms. Greene assigned $500,000 of the Related party payable to her to Mr. Leon.

On July 12, 2024, Ms. Greene converted $500,000 of the related party payable into 1,000,000,000 shares of common stock at a conversion price of $0.0005 per share.

During September 30, 2025, Ms. Greene assigned $120,000 of the related party payable to Mr. Leon.

The amounts owing to Ms. Greene are repayable on demand and the repayment date is uncertain.

At September 30, 2025 and December 31, 2024, the Company owed Eileen Greene, the spouse of its CEO, Shawn Leon, related party payables of $552,556 and $488,965, respectively.

ERC Investments, LLC

As disclosed in note 4 above, a liability owed to ERC Investments, LLC from Edgewater was assumed by the Company, the aggregate liability assumed by the Company on January 9, 2025 was $783,679.

The Company pays rent of $76,000 per month to ERC for three properties located in Morehead Kentucky.

At September 30, 2025, the balance owing to ERC was $904,580.

New Journey, LLC

As disclosed in note 4 above, a liability owed to New Journey, LLC from Edgewater was assumed by the Company, the aggregate liability assumed by the Company on January 9, 2025 was $46,615.

The Company pays rent of $5,500 per month to New Journey for two properties located in Morehead Kentucky.

At September 30, 2025, the balance owing to New Journey was $58,656.

JDE Properties, LLC

As disclosed in note 4 above, a liability owed to JDE from Edgewater was assumed by the Company, the aggregate liability assumed by the Company on January 9, 2025 was $37,525.

The Company pays rent of $5,000 per month to JDE for two properties located in Morehead Kentucky.

At September 30, 2025, the balance owing to JDE was $55,825.

Viking Assets, LLC

Viking Assets is owned by BH Properties, LLC and currently owns three properties, two of which are located in Paducah, Kentucky and a third in Morehead, Kentucky.

The Company pays rent of $14,000 per month to Viking Assets for two properties located in Paducah, Kentucky.

At September 30, 2025, the balance owing to Viking Assets was $7,800.

Charity

A charity controlled and managed by Shawn Leon advanced the Company $31,000 during the nine months ended September 30, 2025, of which $1,200 has been repaid. The amount owing to the charity is repayable on demand and the repayment date is uncertain.

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

At September 30, 2025, the balance owing to ERCI was $35,624.

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

At September 30, 2025, the balance owing to NJ was $50,393.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

17.	Stockholders’ deficit

a.	Common shares

Authorized and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The Company has issued 7,726,283,805 and 7,729,053,805 shares of common stock at September 30, 2025 and December 31, 2024, respectively.

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

Authorized, issued and outstanding

The Company has authorized 10,000,000 Series A preferred shares with a par value of $0.01 per share. The Company has issued and outstanding 4,765,000 Series A Preferred shares at September 30, 2025 and December 31, 2024.

On September 27, 2024, the Company issued 600,000 shares of Series A Preferred stock to Mr. Shawn Leon for the conversion of $6,000 of related party payables, see note 16 above.

On November 17, 2024, 165,000 shares of Series A Preferred stock was sold to a relative of Mr. Leon for gross proceeds of $1,650.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	Stockholders’ deficit (continued)

c.	Stock options

Our board of directors adopted the Greenstone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries, provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have no issued options at September 30, 2025 and December 31, 2024 under the Plan.

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

A summary of the Company’s warrant activity during the period from January 1, 2024 to September 30, 2025 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price
Outstanding as of January 1, 2024	1,022,376,420	$0.001 to $0.00205	$0.001284
Granted	–	–	–
Forfeited/cancelled	–	–	–
Exercised	–	–	–
Outstanding as of December 31, 2024	1,022,376,420	$0.001 to $0.00205	$0.001284
Granted	–	–	–
Forfeited/cancelled	–	–	–
Exercised	–	–	–
Outstanding as of September 30, 2025	1,022,376,420	$0.001 to $0.00205	$0.001284

The following table summarizes information about warrants outstanding at September 30, 2025:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price
$0.001000	745,810,761	1.75	$0.001000	745,810,761	$0.001000
$0.002050	276,565,659	0.26	0.002050	276,565,659	0.002050
	1,022,376,420	1.35	$0.001284	1,022,376,420	$0.001284

All of the warrants outstanding at September 30, 2025 are vested. The warrants outstanding at September 30, 2025 have an intrinsic value of $0.

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	Segment information

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

The segment operating results of the one reportable segment for the three and nine months ended September 30, 2025 is disclosed as follows:

	Detox and rehab Services
	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024

Revenues	$5,529,402	$1,760,000	$13,952,597	$4,550,200

Salaries and wages	2,524,179	839,015	6,830,699	2,279,788
Rent expense	780,532	392,772	2,287,447	932,035
Professional fees	359,384	231,312	1,135,197	686,994
Client related expenses	403,402	131,453	1,052,312	347,727
Marketing and advertising expenses	162,501	133,826	402,009	247,013
Insurance expenses	114,888	33,260	346,094	110,200
Property expenses	233,181	43,538	683,925	175,073
Management fees	60,000	480,000	180,000	480,000
Other operating expenses	139,124	75,811	321,151	175,650
Depreciation and amortization	206,196	122,721	605,682	346,013
Total operating expenses	4,983,387	2,483,708	13,844,516	5,780,493

Operating income (loss)	546,015	(723,708)	108,081	(1,230,293)

Other Income (expense)
Other income	15	40,000	172,346	40,000
Other expense	—	(971)	—	(971)
Interest income	2,006	766	3,691	1,864
Interest expense	(348,098)	(167,575)	(965,801)	(367,675)
Amortization of debt discount	(158,064)	(141,205)	(448,034)	(279,607)
Foreign exchange movements	10,828	(8,021)	(23,983)	(3,510)
Net income (loss) before income taxes	$52,702	$(1,000,714)	$(1,153,700)	$(1,840,192)

19.	Net income (loss) per common share

For the three and nine months ended September 30, 2025 and 2024, the following warrants exercisable for shares and convertible securities convertible into a number of shares were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

	Three and Nine months ended September 30, 2025	Three and Nine months ended September 30, 2024
Shares issuable upon exercise of warrants	1,022,376,420	1,022,376,420
Shares issuable on conversion of convertible notes	127,728,250	177,521,610
	1,150,104,670	1,199,898,030

ETHEMA HEALTH CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.	Commitments and contingencies

a.	Options granted to purchase shares in ATHI

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

Funding arrangements

September 30, 2025 funding

On September 30, 2025, the Company, through its subsidiary, Aria KY entered into a funding arrangement with Itria, whereby it received $247,000, net of discount and fees of $65,500. The Company is obliged to pay $6,010 per week until the amount of $312,500 is paid in full. The maturity date of this funding is September 30, 2026. The proceeds of this funding was received on October 2, 2025.

Letter of intent to acquire certain assets and legal entities

On October 20, 2025, the Company entered into an exclusive letter of intent (“LOI”) with Addiction Recovery Care LLC (“Vendor”) to purchase certain of the assets and separate entities operating under the ARC brand name in Kentucky, expiring 90 days from signature thereof. On November 18, 2025, we entered into an amendment to the LOI removing the exclusivity clause, with all other terms remaining the same. The potential assets to be purchased are of the ARC in-patient facilities in Kentucky operating in Inez, Pikeville, Owensboro and Ashland, along with out-patient facilities in Kentucky operating in Prestonsburg,  Mount Sterling, Louisa, Ashland and Lexington. The potential separate entities to be purchased include a Psychiatric Hospital, a Pharmacy, a Medical Laboratory and a Rural Health Clinic. The addiction treatment and psychiatric facilities have a capacity of approximately 900 patients. There are likely to be related real estate transactions involved in the acquisitions which will remain outside of the Company but could be utilized to generate substantial new equity for the Company.

The proposed funding of the purchase price will be approximately 25% in cash, 25% in a vendor note and 50% in equity linked funding from the vendor.  The cash portion will be raised by issuance of new equity and the proceeds from sale and subsequent leasing of certain of the ARC facilities.

The Company intends on creating a new entity (“NewcoARIA”) to acquire the ARC assets and separate entities and will ultimately also hold the Company’s existing Florida and Kentucky treatment entities. NewcoARIA will be initially owned by Ethema, new investors and the Vendor.  It is likely that the Company will pursue an Initial Public Offering of NewcoARIA on a senior U.S. exchange.

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

Results of operations for the three months ended September 30, 2025 and 2024.

Revenues

Revenues were $5,529,402 and $1,760,000 for the three months ended September 30, 2025 and 2024, respectively, an increase of $3,769,402 or 214.2%. Revenues include $3,032,945 from the acquisition of the business of ERC. Revenue from existing business was $2,496,457 and $1,760,000 for the three months ended September 30, 2025 and 2024, respectively, an increase of $736,457 or 41.8%. The increase is primarily due to the increase in patient count at the West Palm Beach facility and the acquisition of the Boca Raton rehab and detox facility during June 2024, which commenced revenue generating operations in January 2025, after obtaining all necessary regulatory approvals.

Operating Expenses

Operating expenses were $4,983,387 and $2,483,708 for the three months ended September 30, 2025 and 2024, respectively, an increase of $2,499,679 or 100.6%. Operating expenses include $2,685,154 from the acquisition of the business of ERC. Operating expenses from existing operations was $2,298,233 and $2,483,708 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $185,475 or 7.5%. The decrease is primarily due to the following:

●	General and administrative expenses was $1,053,096 and $417,888 for the three months ended September 30, 2025 and 2024, respectively, an increase of $635,208 or 152.0%. General and administrative expenses include $543,696 from the acquisition of the business of ERC. General and administrative expenses from existing operations was $509,400 and $417,888 for the three months ended September 30, 2025 and 2024, respectively, an increase of $91,512 or 21.9%. The increase is primarily due to; (i) an increase in client costs related to an increased patient count and the additional client costs incurred in the Boca Cove facility; An increase in property expenses, including the Boca Cove facility for the nine months during the current period and an increase in insurance costs, with the additional location at Boca Cove now insured.

●	Salaries and wages were $2,524,179 and $839,015 for the three months ended September 30, 2025 and 2024, respectively, an increase of $1,685,164 or 200.9%. Salaries and wages includes $1,503,596 from the acquisition of the business of ERC. Salaries and wages from existing operations was $1,020,583 and $839,015 for the three months ended September 30, 2025 and 2024, respectively, an increase of $181,568 or 21.6% The increase is due to the acquisition of the Boca Raton facility which was fully staffed up and operational beginning January 2025.

●	Rent expense was $780,532 and $392,772 for the three months ended September 30, 2025 and 2024, respectively, an increase of $387,760 or 98.7%. Rent expense includes $403,951 from the acquisition of the business of ERC. Rental expense from existing operations was $376,581 and $392,772 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $16,191 or 4.1%. In the prior year an additional rental accrual of $51,853 was made related to a shortfall in the rental expense for the Boca Cove detox facility.

●	Professional fees were $359,384 and $231,312 for the three months ended September 30, 2025 and 2024, respectively, an increase of $128,072 or 55.4%. Professional fees includes $152,209 from the acquisition of the business of ERC. Professional fees from existing operations was $207,175 and $231,312 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $24,137 or 10.4%. The decrease is primarily due to the professional fees incurred in the prior year on the acquisition of the non-controlling shareholders interest and the assets of the Boca Cove detox center.

●	Management fees were $60,000 and $480,000 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $420,000 or 87.5%. In the prior year an accrual was made for management fees to our CEO, but were subsequently reversed as these were not approved prior to year end.

●	Depreciation and amortization expense was $206,196 and $122,721 for the three months ended September 30, 2025 and 2024, respectively, an increase of $83,475 or 68.0%. Depreciation and amortization includes depreciation and amortization from the acquisition of the business of ERC amounting to $81,702. Depreciation and amortization expense from existing operations was $124,494 and $122,721 for the three months ended September 30, 2025 and 2024, respectively, an increase of $1,773 or 1.4%. The increase is primarily due to minor asset additions during the current period.

Operating income (loss)

Operating income was $546,015 and operating loss was $(723,708) for the three months ended September 30, 2025 and 2024, respectively, an increase of $1,269,723 or 175.4%. The increase is due to the increase in revenue, primarily due to the acquisition of ERC and the increased revenue in our Florida locations, offset by an increase in operating expenses, as discussed in detail above.

Other income

Other income was $15 and $40,000 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $39,985 or 99.9%. In the prior year, other income represented management fees earned from managing the entity prior to acquisition.

Other expense

Other expense was $0 and $971 the three months ended September 30, 2025 and 2024, respectively.

 Interest income

Interest income was $2,006 and $766 for the three months ended September 30, 2025 and 2024, an increase of $1,240 or 161.9%. The interest income is interest earned on positive cash balances during the current period.

Interest expense

Interest expense was $348,098 and $167,575 for the three months ended September 30, 2025 and 2024, respectively, an increase of $180,523 or 107.7%. Included in interest expense is interest of $108,267 related to the acquisition of the business of ERC. Interest expense on the existing business was $239,831 and $167,575 for the three months ended September 30, 2025 and 2024, respectively, an increase of $72,256, primarily due to an increase in interest expense related to default interest on letter of credit funding, additional interest on Series R promissory notes which were entered into during the period March to May 2024, and interest on promissory notes issued to acquire the assets of the Boca Raton facility and the non-controlling shareholders interest in the prior year.

Amortization of debt discount

Amortization of debt discount was $158,064 and $141,205 for the three months ended September 30, 2025 and 2024, respectively, an increase of $16,859 or 11.9%. Included in amortization of debt discount is amortization of $57,301 related to funding arrangements in Aria Kentucky. Amortization of debt discount in the existing business was $100,763 and $141,205, a decrease of $40,442 or 28.6%. The amortization of debt discount relates primarily to short-term funding arrangements. The decrease is due to the timing of amortization of debt discount on funding arrangements, including funding from Fortunate and Sons and Funding arrangements from related parties, which have not been repaid as yet.

Foreign exchange movements

Foreign exchange movements were $10,828 and $(8,021) for the three months ended September 30, 2025 and 2024, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars. The Dollar strengthened against the Canadian Dollar during the current period, resulting in an unrealized gain on Canadian denominated assets.

Net income (loss) before income taxes

Net income before income taxes was $52,702 and net loss before income taxes was $(1,000,714) for the three months ended September 30, 2025 and 2024, respectively, an increase of $1,053,416 or 105.3%. The increase is primarily due to the increase in operating income discussed above offset by the increase in interest expense and amortization of debt discount.

Income taxes

Income taxes was a credit of $13,434 and $0 for the three months ended September 30, 2025 and 2024, respectively, an increase of $13,434 or 100.0%. Income taxes represents the deferred tax movement on the value of certain identifiable intangibles acquired from Edgewater.

Net income (loss)

Net income was $66,136 and net loss was $(1,000,714) for the three months ended September 30, 2025 and 2024, respectively, an increase of $1,066,850 or 106.6%. The increase was primarily due to the increase in net income before income taxes and the movement in income taxes as discussed above.

Results of operations for the nine months ended September 30, 2025 and September 30, 2024.

Revenues

Revenues were $13,952,597 and $4,550,200 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $9,402,397 or 206.6%. Revenues include $7,835,447 from the acquisition of the business of ERC. Revenue from existing business was $6,117,150 and $4,550,200 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $1,566,950 or 34.4%. The increase is primarily due to the increase in patient count at the West Palm Beach facility and the acquisition of the Boca Raton rehab and detox facility during June 2024, which commenced revenue generating operations in January 2025, after obtaining all necessary regulatory approvals.

Operating Expenses

Operating expenses were $13,844,516 and $5,780,493 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $8,064,023 or 139.5%. Operating expenses include $7,343,423 from the acquisition of the business of ERC. Operating expenses from existing operations was $6,501,093 and $5,780,493 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $720,600 or 12.5%. The increase is primarily due to the following:

●	General and administrative expenses was $2,805,491 and $1,055,663 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $1,749,828 or 165.7%. General and administrative expenses include $1,463,373 from the acquisition of the business of ERC. General and administrative expenses from existing operations was $1,342,118 and $1,055,663 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $286,455 or 27.1%. The increase is primarily due to an increase in client costs related to an increased patient count and the additional client costs incurred in the Boca Cove facility, an increase in advertising and promotional activity to attract customers to our facilities and an increase in property expenses, which includes property taxes at the Boca cove facility for the full nine month. Period compared to five months from the prior period.

●	Salaries and wages were $6,830,699 and $2,279,788 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $4,550,911 or 199.6%. Salaries and wages includes $4,022,450 from the acquisition of the business of ERC. Salaries and wages from existing operations was $2,808,249 and $2,279,788 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $528,461 or 23.2% The increase is due to the acquisition of the Boca Raton facility which was fully staffed up and operational beginning January 2025.

●	Rent expense was $2,287,447 and $932,035 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $1,355,412 or 145.4%. Rent expense includes $1,147,133 from the acquisition of the business of ERC. Rental expense from existing operations was $1,140,314 and $932,035 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $208,279 or 22.3%. The increase is primarily due to the additional rent incurred at the Boca Cove detox facility of $187,138 which was acquired in June 2024 and additional rental costs for an apartment in west Palm Beach during the current period.

●	Professional fees were $1,135,197 and $686,994 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $448,203 or 65.2%. Professional fees includes $475,136 from the acquisition of the business of ERC. Professional fees from existing operations was $660,061 and $686,994 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $26,933 or 3.9%. Professional fees include fees incurred for the acquisition of the Edgewater facility and in the prior period due to the acquisition of the non-controlling shareholders interest and the assets of the Boca Cove detox center.

●	Management fees were $180,000 and $480,000 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $300,000 or 62.5%. Management fees accrued in the prior year of $480,000 were reversed in the fourth quarter as these were not timely approved. In the current year the historical management fee of $20,000 per month which had been forfeited in previous years, due to the performance of the group, was accrued for our CEO in the current year.

●	Depreciation and amortization expense was $605,682 and $346,013 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $259,669 or 75.0%. Depreciation and amortization includes depreciation and amortization from the acquisition of the business of ERC amounting to $235,331. Depreciation and amortization expense from existing operations was $370,351 and $346,013 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $24,338 or 7.0%. The increase is primarily due to additional deprecation incurred on assets acquired with the Boca Raton facility in June 2024.

Operating income (loss)

The operating income was $108,081 and the operating loss was $(1,230,293) for the nine months ended September 30, 2025 and 2024, respectively, an increase of $1,338,374 or 108.8%. The increase is due to the increase in revenue, primarily due to the acquisition of ERC and the increased revenue in our Florida locations, offset by an increase in operating expenses, as discussed in detail above.

Other income

Other income was $172,346 and $40,000 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $132,346 or 330.9%. The increase in other income was primarily related to management fees earned from Edgewater Recovery based on business profitability during the management period, an employee retention credit received from the federal government, and bank refund to Aria Kentucky related to the Edgewater acquisition. In the prior year, other income represented management fees earned from managing the entity prior to acquisition.

Other expense

Other expense was $0 and $971 the nine months ended September 30, 2025 and 2024, respectively.

Interest income

Interest income was $3,691 and $1,864 for the nine months ended September 30, 2025 and 2024, an increase of $1,827 or 98.0%. The interest income is interest earned on positive cash balances during the current period.

Interest expense

Interest expense was $965,801 and $367,675 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $598,126 or 162.7%. Included in interest expense is interest of $301,826 related to the acquisition of the business of ERC. Interest expense on the existing business was $663,975 and $367,675 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $296,300 or 80.6%, primarily due to an increase in interest expense related to default interest on letter of credit funding, additional interest on Series R promissory notes which were entered into during the period March to May 2024, and interest on promissory notes issued to acquire the assets of the Boca Raton facility and the non-controlling shareholders interest in the prior year.

Amortization of debt discount

Amortization of debt discount was $448,034 and $279,607 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $168,427 or 60.2%. Included in amortization of debt discount is amortization of $105,824 related to funding arrangements in Aria Kentucky. Amortization of debt discount in the existing business was $342,210 and $279,607, an increase of $62,603 or 22.4%. The amortization of debt discount relates primarily to short-term funding arrangements. In the current period the Company increased its funding arrangements to fund working capital requirements in both the Aria Kentucky operation and our Florida operations.

Foreign exchange movements

Foreign exchange movements were $(23,983) and $(3,510) for the nine months ended September 30, 2025 and 2024, respectively, representing the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market adjustments on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars. The Dollar weakened against the Canadian Dollar during the current nine month period, resulting in an unrealized loss on Canadian denominated assets.

Net loss before income taxes

Net loss before income taxes was $1,153,700 and $1,840,192 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $686,492 or 37.3%. The decrease is primarily due to the increased revenue and other income, offset by an increase in operating expenses, interest expense and amortization of debt discount, all discussed in detail above.

Income Taxes

Income taxes was a credit of $39,210 and $0 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $39,210 or 100.0%. The taxation charge represents the deferred tax movement on the value of certain identifiable intangibles acquired from Edgewater.

Net loss

Net loss was $1,114,490 and $1,840,192 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $725,702 or 39.4%. The decrease was primarily due to the decrease in net loss before income taxes and the movement in income taxes, as discussed above.

Commitments and contingencies

The Company has commitments under operating and finance leases as follows:

Finance lease liability

The amount of future minimum lease payments under finance leases at September 30, 2025 is as follows:

Amount
Remainder of 2025	$2,457
2026	6,195
2027	1,707
Total undiscounted minimum future lease payments	$10,359

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount
Remainder of 2025	$716,344
2026	2,865,374
2027	2,728,600
2028	2,411,826
2029	2,411,826
2029 and thereafter	20,065,782
Total undiscounted minimum future lease payments	31,199,752

The Company also has commitments under convertible loans and short-term loans. If the convertible loans, as disclosed in note 11, above are not converted they will need to be repaid.

 Liquidity and Capital Resources

Cash used in operating activities was $339,135 and $377,954 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $38,819. Cash used in operating activities from the acquisition of the business of ERC was $182,327. The cash used in operating activities from the existing business was $156,808 and $377,954 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $221,146.

The decrease is primarily due to the following:

●	A decrease in net loss of $725,702, as discussed under results of operations above.

●	Offset by an increase in the movement of non-cash items of $654,139, primarily due to the increase in the movement of right of use asset of $642,241, the increase in the movement of depreciation and amortization of $259,669 the increase in the movement of amortization of debt discount of $168,427 and the increase in the movement of provision for credit losses of $103,012.

●	Working capital movements decreased by $(1,341,022) primarily due to an increase in the movement in the investment in accounts receivable of $(1,553,776), a movement in the operating lease liabilities of $(592,473), offset by the movement in accounts payable and accrued liabilities of $607,867 and the movement in related party accruals of $162,990.

Cash used in investing activities was $134,655 and $1,033,915 for the nine months ended September 30, 2025 and 2024, respectively. In the current period, we acquired the business of ERC for gross proceeds of $250,000 net of cash on acquisition of $299,492, resulting in a net cash generated on acquisition of $49,492. In the current period we invested in property and equipment of $158,716 and deposits related to properties leased from third parties and certain new utility deposits of $25,431. In the prior period we paid $625,000 for the acquisition of the minority interest in ATHI, a further $240,000 for the acquisition of the assets of Boca Cove Detox and a further $83,393 for the assumption of the real property deposit on the Boca Cove facility. Property and equipment purchased during the prior period was $85,522.

Cash provided by financing activities was $330,141 and $1,415,265 for the nine months ended September 30, 2025 and 2024. During the current period, we raised $1,902,375 from funding arrangements and repaid $1,720,249, a net movement of $182,126, we received an additional bank loan of $300,000 and $310,000 from the issuance of two promissory notes to investors and a short term advance of $70,000, additionally we repaid $173,377 of short term notes. We repaid assumed liabilities of $159,085, promissory notes of $110,000, and received proceeds from related parties of $31,000 and repaid $1,200 during the current period.  In the prior period the Company received $1,912,000 and repaid $(801,323) of short-term notes and received $542,000 and repaid $378,688 from funding arrangements, we repaid $40,000 of promissory notes, and in addition we received an advance of $250,000 from related parties and repaid $11,538.

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

Going Concern

Our unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations in the normal course of business. At September 30, 2025, we had a working capital deficiency of $12.2 million, and total liabilities in excess of assets in the amount of $8.6 million. We believe that current available resources will not be sufficient to fund our planned expenditures over the next 12 months. Accordingly, we will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement our business plan and generate sufficient revenue in excess of costs. If we raise additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain geographical areas, or techniques that it might otherwise seek to retain. There is no assurance that we will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on our financial condition. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2025 are not effective due to a lack of written policies and procedures to address all material transactions and developments impacting our financial statements.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2025. Our management is committed to improving our controls and procedures by, among other matters, continuing to consider and adopt appropriate policies and procedures to address all material transactions and developments impacting our financial statements. However, our management does not expect that our disclosure controls and procedures and our internal control processes, even if improved, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

Date: December 3, 2025

By: /s/ Shawn E. Leon.

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

