Form 10-K
period 2025-12-31
ETHEMA HEALTH Corp
filed 2026-07-01
CIK 792935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D.1(b).  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025, based on a closing share price of $0.0004 was approximately $1,421,568.

As of June 29, 2026, the registrant had 7,726,283,805 shares of its common stock, par value $0.01 per share, outstanding.

ETHEMA HEALTH CORPORATION

YEAR ENDED DECEMBER 31, 2025

PART I

Special Note Regarding Forward-Looking Statements

Many of the matters discussed within this Annual Report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) based on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include the risks noted under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere. We do not undertake any obligation to update any forward looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Ethema,” refer to Ethema Health Corporation and its subsidiaries.

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

On April 1, 2010, the Company changed its principal operations from development stage electronics to health care services. On March 29, 2010, the Company entered into a one-year consulting agreement with Greenstone Clinic Inc., a Canadian corporation (“Greenestone Clinic”), whereby Greenestone Clinic provided consulting services for the Company’s development and operation of medical clinics in the province of Ontario, Canada. Specifically, Greenestone Clinic provided medical and business expertise in the initial startup of private clinics and technical assistance to ensure that the clinics were in compliance with governmental policy and procedure requirements as well as any operational requirements. At the time of entering into this consulting agreement, Greenestone Clinic operated a clinic at the Muskoka property housing its addiction treatment clinic and provided endoscopy services. The Company started offering medical services in June 2010, offering various medical services, including endoscopy, cardiology and executive medicals, which services were subsequently sold.

During December 2016, the Company obtained a license to operate and provide addiction treatment health care services in Florida, USA. The company commenced operations under this license with effect from January 2017.

On February 14, 2017, the Company completed a series of transactions (referred to collectively as the “Restructuring Transactions”), including a Share Purchase Agreement (the “SPA”) whereby the Company acquired 100% of the stock of Cranberry Cove Holdings Ltd. (“CCH”) from Leon Developments Ltd. (“Leon Developments”), a company wholly owned by Shawn E. Leon, who is the President, CEO, and CFO of the Company, for an assignment to Leon Developments of CDN$659,918 owing to the Company and the issuance of 60,000,000 shares of the Company’s common stock valued at $2,184,000. CCH held the real estate on which the Company’s Greenstone Muskoka operated. The Company entered into an Asset Purchase Agreement (the “APA”) whereby the assets of Greenstone Muskoka were sold by Greenstone Muskoka, to Canadian Addiction Residential Treatment LP (the “Purchaser” or “CART”), for a total consideration of CDN$10,000,000. The Company also entered into a lease agreement whereby the Company leased the real estate to CART for an initial 5-year period with three 5-year renewal options.

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

On April 4, 2017, the Company changed its Corporate name from Greenestone Healthcare Corporation to Ethema Health Corporation.

On November 2, 2017, the Company entered into an Agreement to purchase certain buildings in West Palm Beach, Florida, totaling approximately 80,000 square feet, on which the Company planned to operate a substance abuse treatment center. The purchase price of the Property was $20,530,000. The Company made a series of nonrefundable down payments totaling $2,940,546 in 2017 and 2018. On May 23, 2018, the Company converted the agreement to purchase the buildings from the Landlord into a real property lease agreement with a purchase option. The lease was for an initial 10 years and provided for two additional 10-year extensions. In June 2018, the Company moved its ARIA operations into the West Palm Beach properties and in September 2018 received a license to operate in-patient detoxification and residential treatment services. On December 20, 2019, the Company entered into an agreement with the landlord to terminate the lease agreement on January 31, 2020.

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

On December 30, 2022, the company entered into two agreements whereby it sold two non-operating subsidiaries, Greenstone Muskoka and ARIA to the Company Chairman and CEO for no consideration, after Greenstone Muskoka forgave its intercompany receivable owing from the Company of $6,690,381 and the Company forgave its intercompany balance owing from ARIA of $9,605,315.

On June 30, 2023, the Company entered into an exchange agreement with Leonite Capital, LLC, whereby it exchanged 400,000 Series B shares with a value of $400,000 plus accrued dividends thereon of $61,184 for its entire shareholding in its property-owning subsidiary, CCH. The Series B shares were cancelled upon consummation of the transaction.

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

On May 4, 2023 the Company signed a Letter of Intent with Pontus Net Lease Advisors, LLC to sell 950 for $8,500,000 and lease the property to the Company for a term of twenty years with two ten-year extensions. On May 19, 2023, the Company signed a purchase and sale agreement with Pontus Net Lease Advisors to sell 950 for $8,500,000. On August 4, 2023, the Company completed both the purchase of 950 from Evernia Station Limited Partnership and the subsequent sale of 950 to Pontus Net Lease Advisors, LLC.

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

The Company consists of the following entities:

Ethema Health Corporation (Parent company);

Ethema is the publicly traded investment holding company, registered in Colorado, U.S. and owns the following entities:

American Treatment Holdings, Inc, a US registered company (100% owned);

ATHI owns 100% of the members’ interest of Evernia Health Center LLC. Ethema acquired 75% of ATHI effective July 1, 2021. On May 15, 2024, the Company entered into a Stock Purchase Agreement whereby it acquired the remaining 25% of ATHI from the minority stockholder.

Evernia Health Center LLC, a US registered company;

Ethema owns 100% of Evernia, who operates a treatment center in West Palm Beach Florida and is a wholly owned subsidiary of ATHI which was acquired by Ethema effective July 1, 2021. The Company has been actively involved in the operation of this treatment center since June 30, 2020.

Delray Andrews RE, LLC (“DARE”), a US registered company (100% owned and dormant);

DARE has remained dormant since inception.

PB Billing LLC (“PB Bill”), a US registered company (100% owned);

Ethema owns 100% of PB Billing, which performs the function of billing and collection for Evernia and ARIA Kentucky

ARIA Kentucky LLC (“ARIA Kentucky”), a US registered company (100% owned);

Ethema owns 100% of ARIA Kentucky. ARIA Kentucky acquired the business and certain assets and liabilities of Edgewater Recovery on January 9, 2025.

Employees

As of December 31, 2025, Ethema had 207 employees and 16 part-time contractors.

Marketing

The addiction treatment business in the USA operates as an insured health care service. Our marketing efforts are long-term processes of establishing relationships with relevant professionals and our treatment staff. We use industry specific conferences and functions to network with these professionals.

Through Evernia, the Company has an in-network relationship with several health care providers and the majority of the Company’s clients are sourced from these health care providers.

Competition

There are a significant number of treatment facilities in the United States, we compete with these clinics for patients who are typically covered by insured health care services.

Environmental Regulations

The Company is not currently subject to any pending administrative or judicial enforcement proceedings arising under environmental laws or regulations. Environmental laws and regulations may be adopted in the future which may have an impact upon the Company’s operations.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

Ethema Executive Offices

The Company’s executive offices are located at 950 Evernia Street, West Palm Beach, Florida, 33401.

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

Kentucky Treatment Operations

The Company through the acquisition of the business, certain assets and liabilities of Edgewater Recovery Center, LLC, operates treatment centers in Morehead, Kentucky and Paducah, Kentucky through 11 leased properties, of which two are in Paducah and the remaining in Morehead.

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

The last quoted stock price of our common stock on the OTC Pink on June 24, 2026 was $0.00001 per share. As of June 24, 2026, there were approximately 150 holders of record of our common stock.

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

Equity Compensation Plan Information

See Item 11 - Executive Compensation for equity compensation plan information.

Recent Sales of Unregistered Securities

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the year ended December 31, 2025 in transactions that were not registered under the Securities Act.

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

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended December 31, 2025.

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

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes to the consolidated financial statements for the year ended December 31, 2025.

Results of operations for the year ended December 31, 2025 and the year ended December 31, 2024.

Revenue

Revenue was $18,764,817 and $6,017,204 for the years ended December 31, 2025 and 2024, respectively, an increase of $12,747,613 or 211.9%. Revenues included $10,846,266 from the acquisition of the business of ERC. Revenues from existing business was $7,918,551 and $6,017,204 for the years ended December 31, 2025 and 2024, respectively, an increase of $1,901,347 or 31.6%. The increase is primarily due to the increase in patient count at the West Palm Beach facility and the acquisition of the Boca Raton rehab and detox facility during June 2024, which commenced revenue generating operations in January 2025, after obtaining all necessary regulatory approvals.

During the last quarter of 2025, a health care provider, which is a significant customer of ours reduced its reimbursement rates on services we provide to their patients by significant amounts, this resulted in some services we provide to this customer being no longer profitable. We have reacted to these reduced rates by ceasing to offer certain services to this customer’s patients and by restructuring our operations to reduce expenses in the first and second quarters of 2026.

Operating Expenses

●	General and administrative expenses were $3,934,900, and $1,550,799 for the years ended December 31, 2025 and 2024, respectively, an increase of $2,384,101 or 153.7%. General and administrative expenses include $2,042,981 from the acquisition of the business of ERC. General and administrative expenses from existing operations was $1,891,919 and $1,550,799 for the years ended December 31, 2025 and 2024, respectively, an increase of $341,120 or 22.0%. The increase is primarily due to an increase in client costs related to the additional client count at the Boca Cove facility and an increased patient count at the West Palm Beach facility, an increase in advertising and promotional activity to attract customers to our facilities and an increase in property expenses, which includes property taxes at the Boca Cove facility for the full year compared to eight months from the prior year.

●	Salaries and wages were $9,547,395 and $3,072,654 for the years ended December 31, 2025 and 2024, respectively, an increase of $6,474,741 or 210.7%. Salaries and wages includes $5,672,662 from the acquisition of the business of ERC. Salaries and wages from existing operations was $3,874,733 and $3,072,654 for the years ended December 31, 2025 and 2024, respectively, an increase of $802,079 or 26.1%. The increase is due to the acquisition of the Boca Raton facility, which was fully staffed up and operational beginning January 2025, and additional staff at our West Palm Beach facility to meet increased patient capacity.

●	Rent expense was $3,013,306 and $1,304,127 for the years ended December 31, 2025 and 2024, respectively, an increase of $1,709,179 or 131.1%. Rent expense includes $1,501,163 from the acquisition of the business of ERC. Rental expense from existing operations was $1,512,143 and $1,304,127 for the years ended December 31, 2025 and 2024, respectively, an increase of $208,016 or 16.0%. The increase is primarily due to the additional rent incurred at the Boca Cove detox facility of $170,835 which was acquired in June 2024 and additional rental costs for an apartment in West Palm Beach during the current period.

●	Professional fees were $1,597,072 and $955,801 for the years ended December 31, 2025 and 2024, respectively, an increase of $641,271 or 67.1%. Professional fees includes $645,582 from the acquisition of the business of ERC. Professional fees from existing operations was $951,490 and $955,801 for the years ended December 31, 2025 and 2024, respectively, a decrease of $4,311 or 0.5%. Professional fees include fees incurred for the acquisition of the Edgewater facility and in the prior period due to the acquisition of the 25% non-controlling shareholders interest in Evernia and the assets of the Boca Cove detox center.

●	Management fees were $120,000 and $0 for the years ended December 31, 2025 and 2024, respectively, an increase of $120,000 or 100.0%. Due to an improvement in the Company’s performance, 50% of the monthly management fee of $20,000 was accrued during the current year. In the prior year the historical management fee of $20,000 per month was forfeited due to the operating loss realized.

●	Depreciation and amortization expense was $812,279 and $466,952 for the years ended December 31, 2025 and 2024, respectively, an increase of $345,327 or 74.0%. Depreciation and amortization includes depreciation and amortization from the acquisition of the business of ERC amounting to $317,406. Depreciation and amortization expense from existing operations was $494,873 and $466,952 for the years ended December 31, 2025 and 2024, respectively, an increase of $27,921 or 6.0%. The increase is primarily due to additional depreciation incurred on assets acquired with the Boca Raton facility in June 2024.

Operating loss

The operating loss was $260,135 and $1,333,129 for the years ended December 31, 2025 and 2024, respectively, a decrease in loss of $1,072,994 or 80.5%. The decrease is primarily due to the increase in revenue, primarily due to the acquisition of ERC and the increased revenue in our Florida locations, offset by an increase in operating expenses, as discussed in detail above.

Other income

Other income was $66,107 and $110,000 for the years ended December 31, 2025 and 2024, respectively, a decrease of $43,893 or 39.9%. The decrease in other income was primarily related to management fees earned from Edgewater Recovery in the prior year. During the current year an employee retention credit was received from the federal government.

Other expense

Other expense was $0 and $1,160 for the years ended December 31, 2025 and 2024, respectively, a decrease of $1,160 or 100.0%.

Interest income

Interest income was $3,884 and $2,292 for the years ended December 31, 2025 and 2024 respectively. Interest income represents interest earned on positive bank balances.

Interest expense

Interest expense was $1,388,074 and $565,343 for the years ended December 31, 2025 and 2024, respectively, an increase of $822,731 or 145.5%. Included in interest expense is interest of $486,234 related to the acquisition of the business of ERC. Interest expense on the existing business was $901,840 and $565,343 for the years ended December 31, 2025 and 2024, respectively, an increase of $336,498 or 59.5%, primarily due to default interest on letter of credit funding, additional interest on Series R promissory notes which were entered into during the period March to May 2024, and interest on promissory notes issued to acquire the assets of the Boca Raton facility and the non-controlling shareholders interest in the prior year.

Amortization of debt discount

Amortization of debt discount was $616,072 and $416,120 for the years ended December 31, 2025 and 2024, respectively, an increase of $199,952 or 48.1%. Included in amortization of debt discount is amortization of $209,212 related to funding arrangements in ARIA Kentucky. Amortization of debt discount in the existing business was $406,860 and $416,120, a decrease of $9,260 or 2.2%. The amortization of debt discount relates primarily to short-term funding arrangements. In the current period the Company increased its funding arrangements to fund working capital requirements in both the ARIA Kentucky operation and our Florida operations.

Foreign exchange movements

Foreign exchange movements were $(36,023) and $37,523 for the years ended December 31, 2025 and 2024, respectively. Foreign exchange movements represents the realized exchange gains and (losses) on monetary assets and liabilities settled during the current year as well as mark to market unrealized gains and losses on monetary assets and liabilities reflected on the balance sheet and denominated in Canadian Dollars.

Net loss before income taxes

Net loss before income taxes was $2,230,313 and $2,165,937 for the years ended December 31, 2025 and 2024, respectively, an increase in loss of $64,376 or 3.0%. The increase is primarily due to an increase in operating expenses, interest expense and amortization of debt discount, offset by the increased revenue, all discussed in detail above.

Income taxes

Income taxes was a credit of $52,644 and $0 for the years ended December 31, 2025 and 2024, respectively an increase in credit of $52,644 or 100.0%. The taxation charge represents the deferred tax movement on the value of certain identifiable intangibles acquired from Edgewater. The Company made losses during the current year, increasing its Net Operating loss for tax purposes, a full valuation allowance has been provided against deferred tax assets.

Net loss

Net loss was $2,177,669 and $2,165,937 for the years ended December 31, 2025 and 2024, respectively, an increase in loss of $11,732 or 0.5%. The increase is due to the increase in loss before income taxes, offset by the deferred tax credit relating to the acquisition of intangibles assets on the acquisition of the assets of Edgewater.

Liquidity and Capital Resources

Cash used in operating activities was $0.03 million and $0.46 million for the years ended December 31, 2025 and 2024, respectively a decrease of $0.43 million or 93.5%. The decrease is primarily due to the following:

●	The increase in net loss of $0.01 million, as discussed above;

●	The increase in non-cash movements of $1.8 million, primarily due to the increase in the movement on right-of-use assets, due to new leases entered into in ARIA Kentucky, the increase in the movement for provision for credit losses of $0.46 million on ARIA Kentucky receivables, the increase in the movement of depreciation and amortization of $0.35 million due to the ARIA Kentucky acquisition of property and equipment assets and intangibles, and the increase in the movement of amortization of debt discount of $0.2 million due to the increased level of debt subject to discount borrowed during the current year;

●	The decrease in working capital movements of $(1.39) million, primarily due to an increase in the movement of accounts receivable of $1.1 million, due to the acquisition of the business of Edgewater and the increase in receivables balances in existing operations, a decrease in the movement in related party balances of $(0.28) million as some of the ARIA Kentucky acquisition liabilities were repaid, a decrease in the movement of operating lease liabilities of $(0.70) million, primarily related to new leases entered into in ARIA Kentucky and the increase in the liability for the West Palm Beach facility, related to rent smoothing adjustments, offset by an increase in the movement of accounts payable and accrued liability balances of $0.67 million, primarily due to interest accruals during the current year.

Cash used in investing activities was $0.25 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively. In the current year, we acquired the business of ERC for gross proceeds of $0.25 million net of cash on acquisition of $0.3 million, resulting in a net cash generated on acquisition of $0.05 million, we also invested $0.28 million in property and equipment, including leasehold improvements to leased properties and purchases of fittings and fixtures to increase the capacity of our facilities. In the prior period we paid $0.63 million for the acquisition of the minority interest in ATHI, a further $0.24 million for the acquisition of the assets of Boca Cove Detox and a further $0.08 million for the assumption of the real property deposit on the Boca Cove facility.

Cash provided by financing activities was $0.08 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively. During the current period, we raised $2.64 million from funding arrangements and repaid $2.56 million, a net movement of $0.08 million, we received an additional bank loan of $0.3 million and issued two promissory notes for an additional $0.3 million, additionally we repaid $0.17 million of short-term notes and $0.12 million in principal on bank loans. We repaid assumed liabilities of $0.16 million and promissory notes of $0.14 million. In the prior period the Company received $1.9 million and repaid $0.8 million of short-term notes and received $0.69 million and repaid $0.59 million from funding arrangements, we repaid $0.07 million of promissory notes, and in addition we received an advance of $0.25 million from related parties and $0.2 million from subscribers for common and preferred stock.

Over the next twelve months we estimate that the Company will require approximately $3.9 million in funding to repay its obligations other than convertible notes and promissory notes. We will need funding for working capital as we continue to seek additional opportunities for addiction treatment in the US markets. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. In the opinion of management, the Company’s liquidity risk is assessed as high.

Going Concern

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2025, we had a negative cash flow from operating activities of $0.03 million. As of December 31, 2025, we had an accumulated deficit of $46.6 million, working capital deficiency of $13.8 million and total liabilities in excess of total assets of $9.6 million. These matters raise substantial doubt about our ability to continue as a going concern.

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

Commitments and contingencies

The Company has commitments under operating and finance leases as follows:

The amount of future minimum lease payments under finance leases at December 31, 2025 is as follows:

Amount
2026	$6,195
2027	1,707
Total undiscounted minimum future finance lease payments	$7,902

The amount of future minimum lease payments under operating leases are as follows:

Amount
2026	$2,854,105
2027	2,717,331
2028	2,400,557
2029	2,400,557
2030	2,400,557
2031 and thereafter	16,630,172
Total undiscounted minimum future operating lease payments	$29,403,279

The Company also has commitments under bank loans, assumed liabilities, promissory notes, convertible loans and short-term loans, as disclosed in the financial statements.

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

Allowance for credit losses

In conjunction with Revenue recognition, we recognize revenue based on historical collections received from health care providers, recognizing only a percentage of revenues actually billed. Effectively recognizing revenue net of any expected billing differentials. Based on our collection experience, the percentage of revenue recognized is adjusted on a periodic basis, thereby taking into account expected credit losses in the revenue recognition process. The revenue we recognize is already net of expected credit losses.

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

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Our estimates are based on our historical experience, information received from third parties and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant accounting policies are fundamental to understanding our financial condition and results as they require the use of estimates and assumptions which affect the financial statements and accompanying notes. See Note 2 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further information.

The Critical accounting policies that involved significant estimation include the following:

Business combination

In Terms of ASC 805, the Company allocated the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed for the acquisition of Edgewater Recovery Center on January 9, 2025 for gross proceeds of $250,000 and bank loan proceeds and related party proceeds, paid directly to settle the sellers debt in connection with the acquisition of $4,250,000 and $66,741, respectively. The fair value of the intangible assets acquired was estimated at $2,996,000 and the excess of the fair value of purchase consideration over the fair values of the identified assets and liabilities, recorded as goodwill amounted to $3,427,847.

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

Leases

On August 4, 2023, we entered into an acquisition and immediate disposal transaction with two unrelated third parties for the building which we currently operate our West Palm Beach treatment facility.

Simultaneously with the acquisition and disposal, on August 4, 2023, we entered into a long-term lease for 950 Evernia Street, West Palm Beach, Florida with an initial term of twenty years, and two ten-year extension options. The lease is absolutely net and the lease cost for the initial year is $748,000 paid monthly. The lease increases at a rate of 2.75% per year for a total term lease obligation of $19,655,717 over the initial twenty-year term. Due to the initial lease term of twenty years, we are not certain that the extension periods will be exercised at this point in time and accordingly, these have been excluded from the present value of the minimum future lease payments.

To determine the present value of minimum future lease payments for operating leases at August 4, 2023, we were required to estimate a rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment (the "incremental borrowing rate" or "IBR"). We determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the Fannie Mae, in excess of $3,000,000 rate based on an 80% value to loan ratio, averaging the 15- and 30-year indicative rates, resulting in a rate of 7.70%. We determined that 7.70% per annum was an appropriate incremental borrowing rate to apply to its real estate operating lease.

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

The Company entered into 7 lease agreements, effective January 1, 2025, with its related party, BH Properties, all of which were for an initial period of five years with an option to extend for an additional five years, since the transaction is between related parties the option is reasonably certain to be exercised, the lease agreements all include an annual escalation of 1.5% of the base rent and the lessee is responsible for utilities, property taxes, repairs and maintenance expenditure and insurance costs.

The Company also entered into a third-party lease agreement with Trent Developments, LLC for a property located at 141, 141.5 and 143 East Main Street, Morehead Kentucky. The lease is for a period of 5 years commencing on January 1, 2025, with a base annual rental of $138,000, escalating by 1.5% on the second anniversary of the lease term and each anniversary thereafter.

In addition, the Company entered into an assignment of lease agreement with MAT Properties, LLC for a property located at 154 S Owens Road, Morehead Kentucky. The original lease was modified and the term of the lease was extended to 2 years commencing on January 1, 2025, ending on December 31, 2027. The base rental of the lease is $180,000 per annum with no escalations.

The Company, through its subsidiary ARIA Kentucky, entered into 2 lease agreements, effective July 1, 2025, with its related party, BH Properties and its subsidiary, Viking Assets, LLC. The first lease is for property situated at 417 South 4th Street, Paducah, Kentucky, with an annual base rent of $96,000 and the second lease is for property situated at 425 South 6th Street, Paducah Kentucky, with an annual base rent of $72,000. Each lease is for an initial period of four years and six months with an option to extend for an additional five years, since the transaction is between related parties the option is reasonably certain to be exercised. Each lease agreement includes an escalation of 1.5% of the base rent, commencing on January 1, 2026, and annually thereafter. The Company is responsible for utilities, property taxes, repairs and maintenance expenditure and insurance costs.

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

Effective October 1, 2025, the Company entered into rental abatement agreements with its related party, ERC Investments, LLC, whereby rental on the 425 Clinic Drive and the 1111 US 60 W properties was abated for the three months ended December 31, 2025 by $60,000 and $90,000, respectively. This abatement was evaluated under ASC 842 and determined to be a lease modification. The Company re-evaluated the IBR rate at the date of modification and determined that the rate was 7.8% which was used to calculate the present value of future minimum lease payments of the 425 Clinic Drive and 1111 US 60 W properties at $5,409,062, a net reduction of $165,975, on the date of modification. The modification also resulted in a decrease in the rental smoothing liability of $45,761 on the date of modification, and an increase in the smoothing expense of $147,183 over the three-month period ended December 31, 2025, a net impact of $101,422 increase in rental smoothing liability for the year ended December 31, 2025.

The details of the related party property leases are as follows:

Description	Base Rental (annual)
425 Clinic Drive, Morehead, Kentucky*	$312,000
445 Clinic Drive, Morehead, Kentucky	120,000
1111 US 60 W, Morehead, Kentucky*	480,000
2180 US 60 W, Morehead, Kentucky	36,000
721 White Street, Morehead Kentucky	30,000
214 Jackson Drive, Morehead, Kentucky	30,000
1135 Rodburn Hollow Drive, Morehead, Kentucky	30,000
417 South 4th Street, Paducah, Kentucky	96,000
425 South 6th Street, Paducah, Kentucky	72,000
Total	$1,206,000

* During 2025, a once off rental abatement of $60,000 and $90,000 was granted to ARIA Kentucky by ERC Investments on the 425 Clinic Drive property and the 1111 US60W property, respectively.

Long-lived assets

We have significant long-lived assets, including property and equipment, intangible assets, right-of-use assets and deposits. The Company evaluates the carrying value of its long-lived assets for impairment by comparing management’s estimates of undiscounted future cash flows of the assets to the net book value of the assets when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. This requires significant estimation of future revenue streams, based on management’s understanding of the business which may not be accurate and may require re-estimation at a future date. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value will be charged to earnings.

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

Florida Office: 2424 N. Federal Highway Suite 257 Boca Raton, FL 33431 561.405.9440

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ethema Health Corporation and subsidiaries

West Palm Beach, FL 33401

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ethema Health Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, has generated negative cash flows from operating activities, and has a working capital deficiency and accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans to address these matters are described in Note 3. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or are required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill and Identifiable Intangible Assets - Acquisition of Edgewater Recovery Centers, LLC

Critical Audit Matter Description

As described in Notes 4, 8, and 9 to the consolidated financial statements, the Company completed the acquisition of the addiction treatment operations of Edgewater Recovery Centers, LLC ("ERC") on January 9, 2025, accounted for as a business combination under ASC 805. As part of the final purchase price allocation, the Company recorded goodwill of $3,427,847, customer relationships of $2,944,000, and non-compete agreements of $52,000. An assembled workforce of $1,358,000 was valued and included within goodwill. The final purchase price allocation as of December 31, 2025 reflected a net decrease to goodwill of approximately $147,000 compared to the provisional allocation; the fair values of the identified intangible assets were not affected.

We identified the accounting for the ERC acquisition as a critical audit matter because auditing management's determination of the fair value of the acquired identifiable intangible assets involved a high degree of auditor judgment and subjectivity. The valuation required management to make significant assumptions regarding future revenues, projected cash flows, customer attrition rates, and discount rates. Auditing these assumptions required specialized knowledge and significant auditor judgment in evaluating the reasonableness of management's estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the ERC acquisition included, among others:

•	Evaluated management's conclusion that the transaction constitutes a business combination under ASC 805, including assessment of acquired inputs, processes, and outputs.
•	Tested management's identification of the acquired assets and assumed liabilities included in the purchase price allocation.
•	Evaluated the reasonableness of the valuation methodologies and significant assumptions used by management, including projected revenues, projected cash flows, customer attrition rates, and discount rates, utilizing professionals with specialized skill and knowledge to assist in evaluating the valuation methodologies and significant assumptions used by management.
•	Tested the completeness and accuracy of the underlying data used in the valuation analyses, the mathematical accuracy of the valuation models and purchase price allocation, and agreed the allocated amounts to the consolidated financial statements.
•	Reviewed management's measurement period adjustments and confirmed that revisions did not affect the fair value conclusions for customer relationships or non-compete agreements.

/s/ RBSM LLP

We have served as the Company’s auditor since 2023.

Boca Raton, FL

June 30, 2026

PCAOB ID Number 587

New York, NY Washington DC Mumbai & Pune, India Boca Raton, FL

Houston, TX San Francisco, CA Las Vegas, NV Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

ETHEMA HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS

Current assets
Cash	$59,509	$244,771
Accounts receivable, net	1,446,366	260,841
Prepaid expenses	51,572	23,146
Total current assets	1,557,447	528,758
Non-current assets
Property and equipment, net	1,377,358	699,688
Intangible assets, net	2,972,516	536,971
Goodwill	3,427,847	—
Right of use assets	10,540,982	9,920,592
Right of use assets – Related Parties	8,378,005	—
Deposits paid	512,824	472,393
Total non-current assets	27,209,532	11,629,644
Total assets	$28,766,979	$12,158,402

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,411,442	$764,255
Bank loans	888,315	—
Assumed liability	1,624,205	—
Convertible notes, net of discounts	4,017,962	3,973,245
Short-term notes, net	3,253,727	2,575,123
Promissory note	265,000	405,000
Funding arrangements, net	1,165,831	516,247
Related party advance, net	273,461	264,966
Government assistance loans	21,448	15,088
Operating lease liability	537,884	299,102
Operating lease liability – Related parties	540,304	—
Finance lease liability	6,195	9,829
Related party payables	1,155,217	633,318
Stock subscription liability	198,600	198,600
Total current liabilities	15,359,591	9,654,773
Non-current liabilities
Bank loans	3,663,982	—
Note payable – Related Parties	87,507	—
Government assistance loans	—	6,149
Operating lease liability	10,541,565	9,949,454
Operating lease liability – Related parties	8,023,085	—
Finance lease liability	1,168	6,593
Deferred tax liability	726,317	—
Total non-current liabilities	23,043,624	9,962,196
Total liabilities	38,403,215	19,616,969

Stockholders’ deficit
Preferred stock - Series A; $0.01 par value, 10,000,000 authorized, 4,765,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	47,650	47,650
Common stock - $0.01 par value, 10,000,000,000 shares authorized; 7,726,283,805 and 7,729,053,805 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	77,262,839	77,290,539
Additional paid-in capital	25,013,783	24,986,083
Discount for shares issued below par value	(65,363,367)	(65,363,367)
Accumulated deficit	(46,597,141)	(44,419,472)
Total stockholders’ deficit	(9,636,236)	(7,458,567)
Total liabilities and stockholders’ deficit	$28,766,979	$12,158,402

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2025	Year ended December 31, 2024

Revenues	$18,764,817	$6,017,204

Operating expenses
General and administrative	3,934,900	1,550,799
Rent expense	3,013,306	1,304,127
Management fees	120,000	—
Professional fees	1,597,072	955,801
Salaries and wages	9,547,395	3,072,654
Depreciation and amortization	812,279	466,952
Total operating expenses	19,024,952	7,350,333

Operating loss	(260,135)	(1,333,129)

Other (expense) income
Other income	66,107	110,000
Other expense	—	(1,160)
Interest income	3,884	2,292
Interest expense	(1,388,074)	(565,343)
Amortization of debt discount	(616,072)	(416,120)
Foreign exchange movements	(36,023)	37,523
Net loss before income taxes	(2,230,313)	(2,165,937)
Income taxes	52,644	—
Net loss	(2,177,669)	(2,165,937)
Net loss attributable to non-controlling stockholders interest	—	101,842
Net loss available to common stockholders of Ethema Health Corporation	$(2,177,669)	$(2,064,095)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding – Basic and diluted	7,726,655,688	5,608,835,226

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred		Common		Additional Paid	Discount	Accumulated	Non- controlling stockholders
	Shares	Amount	Shares	Amount	in Capital	to par value	Deficit	Interest	Total
Balance as of December 31, 2023	4,000,000	$40,000	3,729,053,805	$37,290,539	$26,187,925	$(27,363,367)	$(42,355,377)	$—	$(6,200,280)
Acquisition of minority stockholders interest	—	—	—	—	(1,201,842)	—	—	101,842	(1,100,000)
Conversion of related party payable to Series A preferred shares	600,000	6,000	—	—	—	—	—	—	6,000
Subscription for Series A preferred A shares	165,000	1,650	—	—	—	—	—	—	1,650
Conversion of related party payables to common shares	—	—	4,000,000,000	40,000,000	—	(38,000,000)	—	—	2,000,000
Net loss	—	—	—	—	—	—	(2,064,095)	(101,842)	(2,165,937)
Balance as of December 31, 2024	4,765,000	$47,650	7,729,053,805	$77,290,539	$24,986,083	$(65,363,367)	$(44,419,472)	$—	$(7,458,567)
Cancellation of common stock	—	—	(2,770,000)	(27,700)	27,700	—	—	—	—
Net loss	—	—	—	—	—	—	(2,177,669)	—	(2,177,669)
Balance as of December 31, 2025	4,765,000	$47,650	7,726,283,805	$77,262,839	$25,013,783	$(65,363,367)	$(46,597,141)	$—	$(9,636,236)

 The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2025	Year ended December 31, 2024
Operating activities
Net loss	$(2,177,669)	$(2,165,937)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	812,279	466,952
Amortization of debt discount	616,072	416,120
Provision for credit losses	460,760	—
Amortization of right of use asset	1,017,162	147,387
Deferred taxation movement	(52,644)	—
Changes in operating assets and liabilities
Accounts receivable	(923,104)	183,137
Prepaid expenses	(28,407)	(4,987)
Other current assets	61,090	3,030
Accounts payable and accrued liabilities	1,085,335	416,414
Related party accruals	(282,473)	—
Operating lease liabilities	(621,277)	82,180
Net cash used in operating activities	(32,876)	(455,704)

Investing activities
Acquisition of ARIA Kentucky, net of cash of $299,492	49,492	—
Purchase of property and equipment	(277,740)	(60,259)
Acquisition of property	—	(240,000)
Acquisition of minority stockholders interest	—	(625,000)
Investment in deposits	(25,431)	(83,393)
Net cash used in investing activities	(253,679)	(1,008,652)

Financing activities
Repayment of assumed liability	(159,085)	—
Proceeds from bank loans	300,000	—
Repayment of bank loans	(121,376)	—
Proceeds from short term notes	310,000	1,912,000
Repayment of short-term notes	(173,376)	(752,680)
Repayment of promissory notes	(140,000)	(70,000)
Proceeds from funding arrangements	2,638,750	690,000
Repayment of funding arrangements	(2,564,046)	(586,752)
Proceeds from advances – related party	—	250,000
Repayment of advances – related party	—	(11,538)
Repayment of government assistance loans	—	(14,250)
Repayment of finance leases	(9,008)	(8,478)
Proceeds from stock subscription liability	—	198,600
Proceeds from Series A preferred subscriptions	—	1,650
(Repayment) proceeds of related party notes	—	67,026
Net cash provided by financing activities	81,859	1,675,578

Effect of exchange rate on cash	19,434	(35,024)

Net change in cash	(185,262)	176,198
Beginning cash balance	244,771	68,573
Ending cash balance	$59,509	$244,771

Supplemental cash flow information
Cash paid for interest	$695,920	$355,443
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Present value of operating lease liability and operating lease right of use assets recognized in connection with lease commencement	$1,149,642	$—
Present value of operating lease liability and operating lease right of use assets recognized in connection with lease commencement – Related parties	$8,865,915	$—
Present value of operating lease liability and operating lease right of use assets recognized on lease modification – Related parties	$(165,975)	$—
Common shares cancelled	$27,700	$—
Bank loan proceeds applied directly to sellers’ debt in connection with acquisition	$4,250,000	$—
Related party loan proceeds applied directly to sellers’ debt in connection with acquisition	$66,741	$—
Promissory note issued to acquire minority stockholders interest	$—	$475,000
Exchange of Series N convertible notes for Series R promissory notes	$—	$450,000
Conversion of related party payables to common shares	$—	$2,000,000
Conversion of related party payable to Series A preferred stock	$—	$6,000
Present value of operating lease liability and operating lease right-of-use asset recognized in connection with lease commencement	$—	$744,256

The accompanying notes are an integral part of the consolidated financial statements

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business

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

The Company sold its real estate on which its Greenstone Muskoka clinic operated during 2023.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to, the estimated useful lives of long lived assets and goodwill, the fair value of long-lived assets and goodwill, including impairment analysis, estimates in revenue recognition, allowance for credit losses, estimates in the fair value of warrants and stock options granted for services or compensation, estimates in convertible debt, borrowing rate consideration for right-of-use (ROU) lease assets including related lease liability, and the valuation allowance for deferred tax assets due to continuing operating losses.

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

In Terms of ASC 805, Business Combinations, the Company allocated the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed for the acquisition of Edgewater Recovery Center on January 9, 2025 for gross proceeds of $250,000 and bank loan proceeds and related party proceeds, paid directly to settle the sellers debt in connection with the acquisition of $4,250,000 and $66,741, respectively. The fair value of the intangible assets acquired was estimated at $2,996,000 and the excess of the fair value of purchase consideration over the fair values of the identified assets and liabilities, recorded as goodwill amounted to $3,427,847.

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

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with several financial institution in the USA and Canada. There were no cash equivalents at December 31, 2025 and 2024.

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

The Company derives the majority of its revenues from commercial payors at in-network rates. The Company recognizes revenue based on historical collections received from health care providers, recognizing only a percentage of revenues actually billed. Effectively recognizing revenue net of any expected billing differentials. Based on the Company’s collection experience, the percentage of revenue recognized is adjusted on a periodic basis, thereby taking into account expected credit losses in the revenue recognition process. The revenue we recognize is already net of expected credit losses, therefore management does not maintain a separate allowance for doubtful accounts, contractual and other discounts.

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

Settlements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations.The Company’s receivables, net of credit losses of $460,760 and $0, were $1,446,366 and $260,841 at December 31, 2025 and December 31, 2024, respectively. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

q)	Net (loss) income per Share

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

Stock based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2025 and 2024 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with performance conditions and no awards dependent on market conditions.

s)	Financial instruments Risks

The Company is exposed to various risks through its financial instruments. The following analysis provides a measure of the Company’s risk exposure and concentrations at the balance sheet date, December 31, 2025 and 2024.

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

Liquidity risk is the risk the Company will not be able to meet its financial obligations as they fall due. The Company is exposed to liquidity risk through its working capital deficiency of approximately $13.8 million, and an accumulated deficit of approximately $46.6 million. The Company is dependent upon the raising of additional capital in order to implement its business plan. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition.

iii.	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises of three types of risk: interest rate risk, currency risk, other price risk and concentration risk. The Company is exposed to interest rate risk, currency risk and concentration risk.

a.	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its convertible debt, promissory notes, short term loans, receivables funding third party loans and government assistance loans as of December 31, 2025.

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

During the years ended December 31, 2025 and 2024, the Company derived approximately 100% of its in-patient revenues from a group of commercial health care insurers. Any adverse change in policy towards the treatment of substance abuse patients adopted by a majority of the group of commercial health care insurers will have a significant impact on the Company.

t)	Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued additional updates during the year ended December 31, 2025. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s consolidated financial statements upon adoption.

u)	Comprehensive income (loss)

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

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2025, the Company incurred a net loss of $2.2 million and had a negative cash flow from operating activities of 0.1 million. As of December 31, 2025, the Company had an accumulated deficit of $46.6 million, working capital deficiency of $13.8 million and total liabilities in excess of total assets of $9.6 million. These matters raise substantial doubt about Company’s ability to continue as a going concern.

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisition of the business of Edgewater Recovery Center (continued)

The final allocation of assets acquired and liabilities assumed as of December 31, 2025, is as follows:

Amount
Purchase price
Cash	$250,000
Allocation of purchase price
Current assets
Cash	$299,492
Accounts receivable	723,181
Other current assets	61,109
1,083,782
Non-current assets
Property and equipment	651,752
Customer relationships	2,944,000
Non-compete agreements	52,000
Goodwill	3,427,847
Deposits	15,000
7,090,599
Total Assets acquired	$8,174,381

Current liabilities
Accrued liabilities	$253,958
Related party payables	804,372
1,058,330

Non-current liabilities
Bank loans	4,354,044
Note payable – related party	66,741
Assumed liability	1,666,306
Deferred taxation	778,960
6,866,051
Total liabilities assumed	$7,924,381

Net assets acquired	$250,000

Goodwill includes the value of an assembled workforce of $1,358,000. The assembled workforce produced operational synergies for the Company in the Kentucky addiction treatment market. The assembled workforce does not meet the criteria for recognition as a separate identifiable intangible asset.

The adjustments made from the provisional purchase price allocation to the final purchase price allocation during the measurement period (January 9, 2025 to January 9, 2026) were; (i) a reduction in accounts receivable acquired of $63,491; (ii) an increase in other current assets of $27,630 related to short-term investments; and (iii) a reduction in related party payables of $183,409, resulting in a net decrease in goodwill initially measured at $3,573,396 and finally recognized as $3,427,847, a reduction of $147,549.

The amount of pro forma revenue and earnings which would have been included in the Company’s consolidated statement of operations for the year ended December 31, 2025, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2024, is presented as follows:

	Revenue	Net income (loss)
Actual for the period from acquisition to December 31, 2025	$10,846,266	$39,646

2025 supplemental pro-forma from January 1, 2025 to December 31, 2025	$18,940,509	$(2,176,566)

2024 supplemental pro-forma from January 1, 2024 to December 31, 2024	$16,268,343	$(2,814,928)

The supplemental pro forma information for the year ended December 31, 2025 was adjusted to exclude (i) non-recurring legal fees of $35,000 incurred on the acquisition of the business of Edgewater and (ii) amortization of intangibles of $4,530 and the tax effect thereon of $1,178.

The supplemental pro forma information for the year ended December 31, 2024 was adjusted to exclude (i) $2,249,633 related to a settlement reached with the Department of Justice by Edgewater and is unrelated to current and future operations and (ii) amortization of intangibles of $206,667 and the tax effect thereon of $53,733.

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

Property and equipment consists of the following:

		December 31, 2025			December 31, 2024
	Useful lives	Cost	Accumulated depreciation	Net book value	Net book value
Leasehold improvements	Life of lease	$609,514	$(194,116)	$415,398	$376,045
Furniture and fittings	6 years	911,975	(240,489)	671,486	303,429
Vehicles	5 years	224,507	(84,532)	139,975	15,699
Computer equipment	3 years	13,389	(8,404)	4,985	4,515
Capital work in progress		145,514	—	145,514	—
		$1,904,899	$(527,541)	$1,377,358	$699,688

Depreciation expense for the year ended December 31, 2025 and 2024 was $251,823 and $108,971, respectively.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.	Intangibles

As disclosed in note 4 above, in terms of an APA agreement entered into on October 22, 2024, on January 9, 2025, the Company consummated the acquisition of the Acquired Assets of ERC, which included a provisional valuation of customer relationships of $2,944,000 and non-compete agreements of $52,000.

Health care provider license consists of the Company’s estimate of the fair value of intangibles acquired with the acquisition of ATHI. The Company allocated the excess over the tangible assets acquired, less the liabilities assumed to the contract provided to the Company by a health care service provider.

Intangible assets consist of the following:

	Useful lives	December 31, 2025			December 31, 2024
		Cost	Accumulated amortization	Net book value	Net book value
Customer relationships	15 years	$2,944,000	$(192,283)	$2,751,717	$—
Non-compete agreement	5 years	52,000	(10,192)	41,808	—
Health care Provider license	5 years	1,789,903	(1,610,912)	178,991	536,971
		$4,785,903	$(1,813,387)	$2,972,516	$536,971

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

The Company recorded $560,456 and $357,981 in amortization expense for finite-lived assets for the years ended December 31, 2025 and 2024.

Estimated future amortization expense is as follows:

Amount
2026	$385,667
2027	206,676
2028	206,676
2029	206,676
2030	196,464
2031 and thereafter	1,770,357
Total estimated amortization expense	$2,972,516

9.	Goodwill

Goodwill represents the excess purchase price paid over the fair value of assets acquired, including any other identifiable intangible assets.

As disclosed in note 4 above, in terms of an APA agreement entered into on October 22, 2024, on January 9, 2025, the Company consummated the acquisition of the Acquired Assets of ERC, which included goodwill estimated at $3,427,847.

Amount
Opening balance as of January 1, 2025	$—
Acquisition of the assets and liabilities assumed of Edgewater Recovery Center	3,427,847
Closing balance as of December 31, 2025	$3,427,847

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.	Leases (continued)

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

The Company also entered into a third-party lease agreement with Trent Developments, LLC for a property located at 141, 141.5 and 143 East Main Street, Morehead Kentucky. The lease is for a period of 6 years commencing on January 1, 2025, with a base annual rental of $138,000, escalating by 1.5% on the second anniversary of the lease term and each anniversary thereafter.

In addition, the Company entered into an assignment of lease agreement with MAT Properties, LLC for a property located at 154 S Owens Road, Morehead Kentucky. The original lease was modified and the term of the lease was extended to 3 years commencing on January 1, 2025, ending on December 31, 2027. The base rental of the lease is $180,000 per annum with no escalations.

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

Effective October 1, 2025, the Company enter into rental abatement agreements with its related party, ERC Investments, LLC, whereby cash rental on the 425 Clinic Drive and the 1111 US 60 W properties was abated for the three months ended December 31, 2025 by $60,000 and $90,000, respectively. This abatement was evaluated under ASC 842 and determined to be a lease modification. The Company re-evaluated the IBR rate at the date of modification and determined that the rate was 7.8% which was used to calculate the present value of future minimal lease payments of the 425 Clinic Drive and 1111 US 60 W properties at $5,409,062, a net reduction of $165,975, on the date of modification. The modification also resulted in a decrease in the rental smoothing liability of $45,761 on the date of modification, and an increase in the smoothing expense of $147,183 over the three-month period ended December 31, 2025, a net impact of $101,422 increase in rental smoothing liability for the year ended December 31, 2025. The net impact of the rental abatement on the statement of operations was a credit of $48,578.

The details of the related party property leases are as follows:

Description	Base Rental (annual)
425 Clinic Drive, Morehead, Kentucky*	$312,000
445 Clinic Drive, Morehead, Kentucky	120,000
1111 US 60 W, Morehead, Kentucky*	480,000
2180 US 60 W, Morehead, Kentucky	36,000
721 White Street, Morehead Kentucky	30,000
214 Jackson Drive, Morehead, Kentucky	30,000
1135 Rodburn Hollow Drive, Morehead, Kentucky	30,000
417 South 4th Street, Paducah, Kentucky	96,000
425 South 6th Street, Paducah, Kentucky	72,000
Total	$1,206,000

* During 2025, a once off rental abatement of $60,000 and $90,000 was granted to ARIA Kentucky by ERC Investments on the 425 Clinic Drive property and the 1111 US60W property, respectively.

Right of use assets are included in the consolidated balance sheet are as follows:

	December 31, 2025	December 31, 2024
Non-current assets
Right-of-use assets – finance leases, net of depreciation, included in Property and equipment	$4,509	$15,699
Right-of-use assets – operating leases, net of amortization	10,540,982	9,920,592
Right-of-use assets – operating leases, related party, net of amortization	8,378,005	—
	$18,923,496	$9,936,291

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.	Leases (continued)

Lease costs consists of the following:

	Year ended December 31,
	2025	2024
Finance lease cost:
Depreciation of right-of-use assets	$8,392	$11,190
Interest expense on finance lease liabilities	672	1,402
	9,064	12,592
Operating lease costs
Third parties	1,884,738	1,304,127
Related parties	1,128,568	—
	3,013,306	1,304,127
Lease cost	$3,022,370	$1,316,719

Other lease information:

	Year ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(821)	$(1,402)
Operating cash flows from operating leases – third parties	(1,712,246)	(999,883)
Operating cash flows from operating leases – related parties	(1,363,724)	—
Financing cash flows from finance leases	(9,008)	(8,478)
Cash paid for amounts included in the measurement of lease liabilities	$(3,085,799)	$(1,009,763)

Weighted average lease term – finance leases	1 years and 1 months	2 years and 2 months
Weighted average remaining lease term – operating leases	12 years and 10 months	17 years and 10 months

Discount rate – finance leases	6.50%	6.58%
Discount rate – operating leases	7.71%	7.60%

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases at December 31, 2025 is as follows:

Amount
2026	$6,195
2027	1,707
7,902
Imputed interest	(539)
Total finance lease liability	$7,363
Disclosed as:
Current portion	$6,195
Non-Current portion	1,168
Lease liability	$7,363

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount
2026	$2,854,105
2027	2,717,331
2028	2,400,557
2029	2,400,557
2030	2,400,557
2031 and thereafter	16,630,172
Total undiscounted minimum future lease payments	29,403,279
Imputed interest	(9,760,441)
Total operating lease liability	$19,642,838

Disclosed as:
Current portion – third parties	$537,884
Current portion – related parties	540,304
Non-current portion – third parties	10,541,565
Non-current portion – related parties	8,023,085
Lease liability	$19,642,838

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	Bank loans

As disclosed in note 4 above, in terms of an APA agreement entered into on October 22, 2024, on January 9, 2025, the Company consummated the acquisition of the Acquired Assets of ERC ad certain assumed liabilities. In order to secure the acquisition of the assets, the Company raised commercial loans from Peoples Bank to settle other bank debt related to Edgewater and its founder.

The bank loans are disclosed as follows:

	Interest rate	Maturity Date	Principal	Interest	December 31, 2025	December 31, 2024
Peoples Bank
Promissory note	7.50%	February 27, 2028	$4,180,280	$21,739	$4,202,019	$—
Commercial loan	7.75%	December 22, 2026	48,423	22	48,445	—
Commercial promissory note	7.50%	July 1, 2026	300,000	1,833	301,833
			$4,528,703	$23,594	$4,552,297	$—
Disclosed as follows
Bank loans - current portion					$888,315	$—
Bank loans – long term portion					3,663,982	—
					$4,552,297	$—

On January 6, 2025, the Company entered into a Loan and Security Agreement (“LSA”) with Peoples Bank of Hazard (“Peoples”), whereby Peoples advanced the Company the following funds:

·	Promissory note

$4,250,000 to settle existing debt owed by the founder of Edgewater Recover Center to Peoples. The promissory note bears interest at 7.5% per annum calculated on a 360-day year and matures on February 27, 2028. The Company is required to make monthly interest payments only for the first six months of the promissory note, commencing on February 6, 2025 until July 6, 2025, for the next twelve months, monthly repayments of $50,000 of principal and interest, commencing on August 6, 2025 to July 6, 2026, for the following twelve months, monthly repayments of $100,000 of principal and interest, commencing on August 6, 2026 to July 6, 2027, for the following six months, monthly repayment of $125,000 of principal and interest, commencing on August 6, 2027 to January 6, 2028, and a final payment of the remaining principal and interest on February 27, 2028. The loan is secured by properties belonging to BH Properties, LLC, and personal guarantees by Shawn Leon, the Company’s CEO.

The Company repaid principal of $69,720 and interest of $292,780 during the year ended December 31, 2025.

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

The Company repaid principal of $51,656 and interest of $9,588, during the year ended December 31, 2025.

·	Commercial promissory note

On June 30, 2025, the Company entered into a commercial promissory note, whereby the Company was advanced $300,000, net of loan origination and documentation fees of $3,500, for net proceeds of $296,500. The loan bears interest at a variable interest rate of the New York prime rate plus 0.5%, currently the interest rate is 7.5%  and is calculated on an actual over 360-day basis. The interest rate will never exceed 10% per annum or fall below 6% per annum. The loan matures on July 1 2026, or on demand by the lender. Monthly interest only payments are to be made. The loan may be prepaid without penalty and any funds prepaid may be re-borrowed by the Company until the maturity date, unless precluded from doing so by the lender. The loan is secured by a pledge of the membership interest in ARIA Kentucky, LLC and blanket liens on all of the assets of ARIA Kentucky, LLC, including accounts receivable and all other business assets. In addition, the lender holds guarantees from Ethema Health Corporation and Shawn Leon.

The Company paid interest of $10,048 during the year ended December 31, 2025.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	Assumed liability

As disclosed in note 4 above, in terms of an APA agreement entered into on October 22, 2024, on January 9, 2025, the Company consummated the acquisition of the Acquired Assets of ERC and certain assumed liabilities.

Edgewater Recovery Center had entered into a settlement agreement with the Department of Justice and the Department of Health and Human Services and the State of Kentucky and the Department of Medicaid Services in Kentucky, relating to false claims submitted to Medicare. The balance of the liability assumed by the Company amounted to a principal of $1,658,105 and accrued interest thereon of $44,614. The balance accrued interest at 4.75% per annum and is repayable in thirteen installments, the first installment of $44,614 was paid prior to the consummation of the acquisition transaction and a further twelve installments commencing on February 1, 2025 to December 1, 2026.

The settlement agreement with the Department of Justice provided for default interest at a rate of 12% per annum, compounded daily upon any event of default, including any missed instalments. On June 1, 2025, the Company was unable to repay the scheduled instalment and thereby triggered the default interest clause. Default interest has been calculated from April 30, 2025, the date the last instalment was paid.

The Company repaid principal of $159,085 and accrued interest of $31,329 during the year ended December 31, 2025.

	Interest rate	Maturity Date	Principal	Interest	December 31, 2025	December 31, 2024
Assumed liability	12.0%	December 1, 2026	$1,499,021	$125,184	$1,624,205	$—
Disclosed as follows
Assumed liability - current portion					1,624,205	—

13.	Short-term Convertible Notes

The short-term convertible notes consist of the following:

	Interest rate	Maturity Date	Principal	Interest	December 31, 2025	December 31, 2024
Auctus Fund, LLC	0.0%	On Demand	$60,000	$5,000	$65,000	$70,000

Joshua Bauman	10.0%	On Demand	77,576	4,048	81,624	133,844

Series N convertible notes	6.0%	December 31, 2025	2,779,000	1,092,338	3,871,338	3,769,401

			$2,916,576	$1,101,386	$4,017,962	$3,973,245

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

The Company repaid $10,000 of principal and interest during the year ended December 31, 2025.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	Short-term Convertible Notes (continued)

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

During the year ended December 31, 2025, the Company repaid principal of $43,200 and interest of $18,800 totaling $62,000.

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

The maturity dates of the Series N convertible notes were extended to December 31, 2024, with the exception of 5 series N convertible notes issued to one investor with an aggregate principal outstanding of $1,273,000, which was extended to December 31, 2025. No consideration was provided to the investors for the maturity date extensions. These Series N convertible notes are past due and are technically in default as of December 31, 2025.

Between April 30, 2024 and May 10, 2024, three series N convertible note holders, converted principal of $450,000 into Series R promissory notes after the repayment of $151,475 of accrued interest.

During the year ended December 31, 2025, the Company repaid interest of $64,804 on the Series N convertible notes.

14.	Short-term Notes

The short-term notes consist of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	December 31, 2025 Amount	December 31, 2024 Amount
LXR Biotech	6.0%	On Demand	$97,133	$39,199	$—	$136,332	$124,309

Mirage Realty	18.0%	May 15, 2025	600,000	7,500	—	607,500	613,500

Third Party	12.0%	On demand	251,408	35,916	—	287,324	251,899

Revolving line of credit	120.0%	August 13, 2024	64,423	42,519	—	106,942	162,576
	120.0%	September 30, 2024	199,100	300,219	—	499,319	258,589

M. Baldassara	10.0%	December 31, 2025	120,000	7,331	—	127,331	—

R. Baldassara	10.0%	December 31, 2025	120,000	7,332	—	127,332	—

Series R Promissory notes	7.5%	March 31, 2025	1,155,000	206,647	—	1,361,647	1,164,250

Total notes payable			$2,607,064	$646,663	$—	$3,253,727	$2,575,123

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.	Short-term Notes (continued)

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

On October 29, 2024, the maturity date of the note was extended to January 2025 with interest accruing thereon at 18% per annum. On February 13, 2025, we received a further extension on this note to May 15, 2025 with interest thereon remaining at 18% per annum. No further extensions on the note were granted which is past due and in default, with interest accruing at the default rate of 18% per annum.

During the year ended December 31, 2025, the Company paid interest of $114,000 on the note.

Third party note

On April 12, 2019, Eileen Greene, a related party, assigned CDN$1,000,000 of the amount owed by the Company to her, to a third party. The loan bears interest at 12% per annum which the Company agreed to pay.

The balance outstanding on the note consists of principal of CDN$344,580 ($251,408) and interest accrued thereon of CDN$49,227 ($35,915) totaling CDN$393,806 ($287,324). During the year ended December 31, 2025, the Company paid interest of CDN$10,000 ($7,305).

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

During the year ended December 31, 2025, the Company repaid principal of $120,177 and interest of $103,323.

M. Baldassara and R. Baldassara

On May 22, 2025, the Company entered into promissory note agreements with each of M. Baldassara and R. Baldassara for an aggregate principal amount of $120,000 each, bearing interest at 10% per annum and repayable on December 31, 2025. The promissory notes are unsecured. The promissory notes were not repaid at December 31, 2025 and are in default.

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

Between May 2, 2024 and May 10, 2024, the Company entered into exchange agreements with three investors, whereby the investors exchanged three series N notes with a principal amount outstanding of $450,000 for senior secured Series R promissory notes with an aggregate issue price of $495,000. The promissory notes bear interest at 7.5% per annum, interest is payable quarterly at an increasing rate of 3%, 6%, 9% and 12% of the principal outstanding. The notes matured on March 31, 2025 and are in default and accruing interest at the default rate of 24% per annum. The Company is currently negotiating with the note holders.

During the year ended December 31, 2025, the Company paid interest of $43,896 on the Series R senior secured promissory notes.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.	Promissory Note

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

	December 31, 2025	December 31, 2024
Opening balance	$405,000	$—
Promissory note issued	—	475,000
Repayments	(140,000)	(70,000)
	$265,000	$405,000

During the year ended December 31, 2025, the Company repaid $140,000 of the principal outstanding on the promissory note.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	Funding arrangements, net

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

The discount and fees totaling $155,000 associated with this funding was capitalized and was being amortized using the effective interest method over the initial repayment period. The Company has repaid $225,750 since issuance and the balance outstanding as of December 31, 2025 was $149,250.

August 30, 2024 funding

On August 30, 2024, the Company, through its subsidiary Evernia, entered into a financing arrangement with Itria Ventures LLC (“Itria”), whereby it received proceeds of $247,000, net of discount and fees of $65,500. The Company was obliged to pay $8,013 per week until the amount of $312,500 was paid in full, the maturity date of this funding was June 3, 2025.

The discount and fees totaling $65,500 associated with this funding was capitalized and was being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $8,013 totaling $232,372 since issuance and settled the outstanding balance of $88,141 on March 25, 2025, partially out of the proceeds of an additional financing arrangement entered into on March 25, 2025, thereby extinguishing the debt and accelerating the amortization of the remaining discount and fees.

October 9, 2024 funding

On October 9, 2024, the Company, through its subsidiary Evernia, entered into a financing arrangement with Itria, whereby it received proceeds of $148,000, net of discount and fees of $39,500. The Company was obliged to pay $4,808 per week until the amount of $187,500 was paid in full. The maturity date of this funding was July 10, 2025.

The discount and fees totaling $39,500 associated with this funding was capitalized and was being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $4,808 totaling $57,692 and settled the outstanding balance of $119,308, net of an early settlement discount of $10,500, thereby extinguishing the debt.

January 6, 2025 funding

On January 6, 2025, the Company, through its subsidiary Evernia, entered into a financing arrangement with Itria, whereby it received proceeds of $247,000, net of discount and fees of $60,500. The Company was obliged to pay $7,885 per week until the amount of $307,500 was paid in full. The maturity date of this funding was October 6, 2025.

The discount and fees totaling $60,500 associated with this funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $7,885 totaling $157,692 and settled the outstanding balance with a payment of $157,692 out of the proceeds of the May 28, 2025 funding, resulting in an overpayment of $7,885, which was refunded on August 12, 2025. The settlement resulted in the extinguishment of the debt and the full amortization of the $60,500 debt discount.

February 13, 2025 funding

On February 13, 2025, the Company, through its subsidiary Evernia, entered into financing arrangement with CFG Merchant Solutions, LLC (“CFG”), whereby it received proceeds of $124,375, net of discount and fees of $41,875. The Company was obliged to pay $3,778 per week until the amount of $166,250 was paid in full. The maturity date of this funding is December 19, 2025.

The discount and fees totaling $41,875 associated with this funding was capitalized and was being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $3,778 totaling $166,250, thereby extinguishing the debt and the full amortization of the debt discount.

February 18, 2025 funding

On February 18, 2025, the Company, through its subsidiary Evernia, entered into a financing arrangement with Purpletree Funding, LLC (“Purpletree”), whereby it received proceeds of $74,250, net of discount and fees of $25,500. The Company was obliged to pay $3,563 per week until the amount of $99,750 was paid in full. The maturity date of this funding was September 2, 2025.

The discount and fees totaling $25,500 associated with this funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $3,563 totaling $99,750, thereby extinguishing the debt and the full amortization of the debt discount.

March 25, 2025 funding

On March 25, 2025, the Company, through its subsidiary Evernia, entered into a financing arrangement with Itria, whereby it received proceeds of $222,250, net of discount and fees of $70,250. The Company was obliged to pay $7,500 per week until the amount of $292,500 was paid in full. The Company used $88,141 of the proceeds to settle the August 30, 2024 funding. The maturity date of this funding was December 24, 2025.

The discount and fees totaling $70,250 associated with this funding was capitalized and was being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $7,500, totaling $157,500 and settled the outstanding balance with a payment of $147,169 out of the proceeds of the August 20, 2025, resulting in an overpayment of $12,869. This refund was received in the first quarter of 2026.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	Funding arrangements, net (continued)

April 9, 2025 funding

On April 9, 2025, the Company, through its subsidiary ARIA Kentucky entered into a financing arrangement with Itria, whereby it received proceeds of $494,500, net of discount and fees of $130,500. The Company is obliged to pay $12,019 per week until the amount of $625,000 is paid in full. The maturity date of this funding is April 14, 2026.

The discount and fees totaling $130,500 associated with this funding was capitalized and was being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $12,019, totaling $204,327 and settled the outstanding balance with a payment of $252,404, out of the proceeds of the November 25, 2025 funding, resulting in an overpayment of $12,019. The refund is being discussed with Itria and may be incorporated into the November 25, 2025 funding.

May 28, 2025 funding

On May 28, 2025, the Company, through its subsidiary Evernia, entered into a financing arrangement with Itria, whereby it received proceeds of $296,500, net of discount and fees of $81,500. The Company used $157,692 of the proceeds to settle the January 6, 2025 funding. The Company is obliged to make weekly cash payments of $7,269 until the amount of $378,000 is paid in full. The maturity date of this funding is May 28, 2026.

The discount and fees totaling $81,500 associated with this funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $7,269, totaling $218,077 and the balance outstanding at December 31, 2025 was $145,011, net of debt discount of $14,913.

June 19, 2025 funding

On June 19, 2025, the Company, through its subsidiary ARIA Kentucky, entered into a financing arrangement with Itria, whereby it received proceeds of $97,500, net of discount and fees of $27,500. The Company was obliged to pay $3,205 per week until the amount of $125,000 was paid in full. The maturity date of this funding is March 19, 2026.

The discount and fees totaling $27,500 associated with this funding was capitalized and was being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $3,205, totaling $44,872 and settled the outstanding balance of $83,333 out of the proceeds of the September 30, 2025 funding, resulting in an overpayment of $3,205 which was refunded to the company on November 24, 2025, thereby extinguishing the debt.

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

The discount and fees totaling $105,500 associated with this funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $8,683, totaling $164,971 and the balance outstanding at December 31, 2025 was $241,083, net of debt discount of $45,445.

September 30, 2025 funding

On September 30, 2025, the Company, through its subsidiary ARIA Kentucky, entered into a financing arrangement with Itria, whereby it received proceeds of $247,000, net of discount and fees of $65,500. The Company used $83,333 of the proceeds to settle the June 19, 2025 funding. The Company is obliged to pay $6,010 per week until the amount of $312,500 was paid in full. The maturity date of this funding is October 1, 2026.

The discount and fees totaling $65,500 associated with this funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $6,010, totaling $72,115 and the balance outstanding at December 31, 2025 was $201,901, net of discount of $38,484.

November 25, 2025 funding

On November 25, 2025, the Company, through its subsidiary ARIA Kentucky, entered into a financing arrangement with Itria, whereby it received proceeds of $489,375, net of discount and fees of $135,625. The Company used $252,404 of the proceeds to settle the April 9, 2025 funding. The Company is obliged to pay $12,019 per week until the amount of $625,000 is paid in full. The maturity date of this funding is November 24, 2026.

The discount and fees totaling $135,625 associated with this funding was capitalized and is being amortized using the effective interest method over the repayment period. The Company made weekly cash payments of $12,019, totaling $60,096 and the balance outstanding at December 31, 2025 was $453,475, net of discount of $111,429.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	Government assistance loans

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

On September 21, 2022, ARIA received partial forgiveness of the government assistance loan of $104,368, the balance of the loan plus accrued interest is due and payable. The maturity date of PPP loans was changed to five years from issuance on June 5, 2020 by the federal government. The maturity date of the loan is May 3, 2026, which is in line with the repayment schedule on the loan. On December 30, 2022, the Company sold ARIA to its Chairman and CEO and agreed to assume the repayment of the government assistance loan. As of December 31, 2025, the balance outstanding, including interest thereon was $21,448.

18.	Related party payables

	December 31,	December 31,
	2025	2024
Advance from related party
Eileen Greene
Principal opening balance	$273,461	$—
Principal advance made	—	285,000
Repayments	—	(11,539)
	273,461	273,461
Debt discount opening balance	(8,495)	—
Debt discount at inception	—	(35,000)
Amortization of debt discount	8,495	26,505
	—	(8,495)
Total Related party advance	$273,461	$264,966

Related party payables
Shawn E. Leon	$97,283	$144,353
Eileen Greene	610,656	488,965
ERC Investments, LLC	334,629	—
New Journey, LLC	61,890	—
JDE Properties, LLC	50,646	—
Viking Assets, LLC	113	—
Total related party payables	$1,155,217	$633,318

Note payable – related parties
Loan advanced by ERC Investments, LLC	$33,767	$—
Accrued interest	2,504	—
	$36,271	$—

Loan advanced by New Journey, LLC	$47,974	$—
Accrued interest	3,262	—
	$51,236	$—

Total notes payable – Related party	$87,507	$—

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

At December 31, 2025 and December 31, 2024, the Company owed Eileen Greene, the spouse of its CEO, Shawn Leon, related party advances of $273,461 and $264,966, net of unamortized discount, respectively.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.	Related party payables (continued)

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

During the year ended December 31, 2025, Mr. Leon earned management fees of $120,000, forfeiting 50% of the fee due to him. In 2024 Mr. Leon forfeited the $240,000 management fees due to him.

At December 31, 2025 and December 31, 2024, the Company had a payable to Shawn Leon of $97,283 and $144,353, respectively. Mr. Leon is a director and CEO of the Company. The balances owing to Mr. Leon are repayable on demand and the repayment date is uncertain.

Eileen Greene

During July 2024, Ms. Greene assigned $500,000 of the Related party payable to her to Mr. Leon.

On July 12, 2024, Ms. Greene converted $500,000 of the related party payable into 1,000,000,000 shares of common stock at a conversion price of $0.0005 per share.

The amounts owing to Ms. Greene are repayable on demand and the repayment date is uncertain.

At December 31, 2025 and December 31, 2024, the Company owed Eileen Greene, the spouse of its CEO, Shawn Leon, related party payables of $610,656 and $488,965, respectively.

ERC Investments, LLC

As disclosed in note 4 above, a liability owed to ERC, from Edgewater was assumed by the Company, the aggregate liability assumed by the Company on January 9, 2025 was $720,231.

The Company pays base rent of $76,000 per month to ERC for three properties located in Morehead Kentucky.

Effective October 1, 2025, the Company and ERC entered into a rental abatement agreement, whereby the rental for 425 Clinic Drive and 1111 US 60 W was abated for the three months ended December 31, 2025 by $60,000 and $90,000, respectively. The rental abatement is a once off concession granted to the Company during its first year of operations in Kentucky, while it concentrated on increasing its patient census numbers and to reduce the amount of unpaid rent due to ERC at year end.

At December 31, 2025, the balance owing to ERC was $334,629.

New Journey, LLC

As disclosed in note 4 above, a liability owed to New Journey, LLC from Edgewater was assumed by the Company, the aggregate liability assumed by the Company on January 9, 2025 was $46,615.

The Company pays rent of $5,500 per month to New Journey for two properties located in Morehead Kentucky.

At December 31, 2025, the balance owing to New Journey was $61,890.

JDE Properties, LLC

As disclosed in note 4 above, a liability owed to JDE from Edgewater was assumed by the Company, the aggregate liability assumed by the Company on January 9, 2025 was $37,525.

The Company pays rent of $5,000 per month to JDE for two properties located in Morehead Kentucky.

At December 31, 2025, the balance owing to JDE was $50,646.

Viking Assets, LLC

Viking Assets is owned by BH Properties, LLC and currently owns three properties, two of which are located in Paducah, Kentucky and a third in Morehead, Kentucky.

The Company pays rent of $14,000 per month to Viking Assets for two properties located in Paducah, Kentucky.

At December 31, 2025, the balance owing to Viking Assets was $113.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.	Related party payables (continued)

Note payable – Related party

ERC Investments, LLC

BH Properties, through its subsidiaries, ERCI, NJ and JDE, secured funding of $2,300,000 to settle certain obligations in those subsidiaries as well as obligations related to the acquisition of the assets of Edgewater by ARIA Kentucky. The obligations related to the acquisition of the assets of Edgewater amounted to $33,767 and bears interest at 7.5% per annum calculated on a 360-day year and is secured by the properties owned by BH Properties and its subsidiaries.

At December 31, 2025, the balance owing to ERCI was $36,271.

New Journey Investments, LLC

BH Properties, through its subsidiaries, ERCI, NJ and JDE, secured funding of $500,000 to settle obligations related to the acquisition of certain properties into NJ and certain assets of Edgewater by ARIA Kentucky. The obligations related to the acquisition of the assets of Edgewater amounted to $47,974 and bears interest at 6.875% per annum calculated on a 360-day year and is secured by the properties owned by BH Properties and its subsidiaries.

At December 31, 2025, the balance owing to NJ was $51,236.

All related party transactions occur in the normal course of operations and in terms of agreements entered into between the parties.

19.	Stockholder’s deficit

a.	Common shares

Authorized and outstanding

The Company has authorized 10,000,000,000 shares with a par value of $0.01 per share. The company has issued 7,726,283,805 and 7,729,053,805 shares of common stock at December 31, 2025 and December 31, 2024, respectively.

On July 12, 2024, the Company issued 4,000,000,000 shares of common stock to Mr. Shawn Leon, the company CEO and his spouse, Ms. Eileen Greene, both related parties, for the conversion of $2,000,000 of related party payables, see note 18 above.

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

Authorized, issued and outstanding

The Company has authorized 10,000,000 Series A preferred shares with a par value of $0.01 per share. The company has issued and outstanding 4,765,000 Series A Preferred shares at December 31, 2025 and December 31, 2024, respectively.

On September 27, 2024, the Company issued 600,000 shares of Series A Preferred stock to Mr. Shawn Leon for the conversion of $6,000 of related party payables, see note 18 above.

On November 17, 2024, 165,000 shares of Series A Preferred stock was sold to a relative of Mr. Leon for gross proceeds of $1,650.

c.	Series B preferred shares

Authorized and outstanding

The Company has authorized 400,000 Series B preferred shares with a par value of $1.00 per share. The company has no issued and outstanding Series B Preferred shares at December 31, 2025 and December 31, 2024.

d.	Stock options

Our board of directors adopted the Greenstone Healthcare Corporation 2013 Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 10,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries, provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have no outstanding options at December 31, 2025 under the Plan.

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

 A summary of the Company’s warrant activity during the period from January 1, 2024 to December 31, 2025 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price
Outstanding as of January 1, 2024	1,022,376,420	$0.001 to $0.00205	$0.001284
Granted	–	–	–
Forfeited/cancelled	–	–	–
Exercised	–	–	–
Outstanding as of December 31, 2024	1,022,376,420	$0.001 to $0.00205	$0.001284
Granted	–	–	–
Forfeited/cancelled	(145,454,547)	(0.00205)	0.00205
Exercised	–	–	–
Outstanding as of December 31, 2025	876,921,873	$0.001 to $0.00205	$0.001157

The following table summarizes information about warrants outstanding at December 31, 2025:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price
$0.001000	745,810,761	1.50	$0.001000	745,810,761	$0.001000
$0.002050	131,111,112	0.10	0.002050	131,111,112	0.002050
	876,921,873	1.29	$0.001157	876,921,873	$0.001157

All of the warrants outstanding at December 31, 2025 are vested. The warrants outstanding at December 31, 2025 have an intrinsic value of $0.

20.	Segment information

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

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.	Segment information (continued)

The segment operating results of the one reportable segment for the year ended December 31, 2025 and 2024 is disclosed as follows:

Detox and rehab Services

	Year ended December 31, 2025	Year ended December 31, 2024

Revenues	$18,764,817	$6,017,204

Salaries and wages	9,547,395	3,072,654
Rent expense	3,013,306	1,304,127
Professional fees	1,597,072	955,801
Client related expenses	1,452,637	499,430
Marketing and advertising expenses	596,993	371,229
Insurance expenses	470,235	146,357
Property expenses	928,167	238,422
Management fees	120,000	—
Other operating expenses	486,868	295,361
Depreciation and amortization	812,279	466,952
Total operating expenses	19,024,952	7,350,333

Operating income (loss)	(260,135)	(1,333,129)

Other Income (expense)
Other income	66,107	110,000
Other expense	—	(1,160)
Interest income	3,884	2,292
Interest expense	(1,388,074)	(565,343)
Amortization of debt discount	(616,072)	(416,120)
Foreign exchange movements	(36,023)	37,523
Net loss before income taxes	$(2,230,313)	$(2,165,937)

21.	Net (loss) income per common share

For the years ended December 31, 2025 and 2024, the following warrants exercisable for shares and convertible securities convertible into a number of shares were excluded from the computation of diluted net loss per share as the results would have been anti-dilutive.

	Year ended December 31, 2025	Year ended December 31, 2024
Shares issuable upon exercise of warrants	876,921,873	1,022,376,420
Shares issuable on conversion of convertible notes	130,016,092	180,960,977
	1,006,937,965	1,203,337,397

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.	Commitments and contingencies

a.	Options granted to purchase shares in ATHI

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

The Company has principal and interest payment commitments under the Convertible notes disclosed under Note 13 above. Conversion of these notes are at the option of the investor, if not converted these notes may need to be repaid.

 From time to time, the Company and its subsidiaries enter into legal disputes in the ordinary course of business. The Company believes there are no material legal or administrative matters pending that are likely to have, individually or in the aggregate, a material adverse effect on its business or results of operations.

23.	Income taxes

The Company is current with its U.S. and Canadian income tax filings through December 31, 2021. Tax returns for the years ended December 31, 2022, 2023, 2024, and 2025 have not yet been filed.

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2025 and 2024, there have been no interest or penalties incurred on income taxes.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.	Income taxes (continued)

The provision for income taxes consists of the following:

	Year ended December 31, 2025	Year ended December 31, 2024
Current
Federal	$—	$—
State	—	—
	$—	$—
Deferred
Federal	$42,520	$—
State	10,124	—
	$52,644	$—
Tax Benefit	$52,644	$—

The income tax provision/ (benefit) is different from that which would be obtained by applying the statutory Federal income tax rate of 21% and applicable state tax rates of 5.5% for Florida and 5.0% for Kentucky, to income before income tax expense. The items causing this difference for the years ended December 31, 2025 and 2024 are as follows:

	Year ended December 31, 2025	Year ended December 31, 2024

Taxation credit (charge) at the federal and state statutory rate	$468,366	$454,847
State taxation	141,564	79,277
Prior year over provision	—	—
Deferred tax liability on purchase price accounting	52,644	—
Prior year net operating loss true up	16,940	—
Valuation allowance	(626,870)	(534,124)
Net tax benefit (expense)	$52,644	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024

Property and equipment	$(240,506)	$(121,881)
Intangible assets	286,713	221,352
Net operating losses	7,158,362	6,620,694
Other	225,831	83,365
	7,430,400	6,803,530
Valuation allowance	(7,430,400)	(6,803,530)
Deferred tax assets, net	$—	$—

Deferred tax liability on acquired intangible assets	726,317	—
Deferred tax liabilities	$726,317	$—

The Company has established a valuation allowance against its gross deferred tax assets sufficient to bring its net deferred tax assets to zero due to the uncertainty surrounding the realization of such assets. Management has determined it is more likely than not that the net deferred tax assets are not realizable due to the Company’s historical loss position. The valuation allowance for the year ended December 31, 2025 increased by a total of $626,870.

As of December 31, 2025, the prior four tax years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

As of December 31, 2025, the Company had available for income tax purposes approximately $33.3 million in federal and $4.6 million in state net operating loss carry forwards, which may be available to offset future taxable income. $8.1 million of the net operating losses will begin to expire in 2034 and $25.2 million has an indefinite life. Due to the uncertainty of the utilization and recoverability of the loss carryforwards and other deferred tax assets, Management has determined a full valuation allowance for the deferred tax assets since it is more likely than not that the deferred tax assets will not be realizable.

Pursuant to the Internal Revenue Code of 1986, as amended (“IRC”), §382, the Company’s ability to use its net operating loss carry forwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year period.

ETHEMA HEALTH CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24.	Subsequent events

Bank funding

On January 8, 2026, the Company, through its subsidiary Evernia, entered into a $1,600,000 loan and security agreement with a bank to repay certain liabilities of the Company, the loan is guaranteed by the Company and the Company’s CEO, Mr. Leon. The maturity date of the loan is January 8, 2031and bears interest at a fixed rate of 7.75%, unless the loan is in default whereby the default rate of prime plus 6% or 12%, whichever is the greater, will apply. The loan is repayable in monthly instalment of $24,750 commencing on February 8, 2026, with a balloon payment at maturity of the remaining principal and interest thereon. Certain expenses were deducted off the proceeds resulting in a net proceeds of $1,583,404. The proceeds were used to repay the Mirage Realty, LLC, short term note, related party balances to Shawn Leon and Eileen Greene and for general working capital purposes.

Replacement of promissory note

Effective February 1, 2026, the company entered into a new promissory note agreement replacing the previous promissory note due on the acquisition of the minority interest of ATHI. The promissory note is for $220,000, resulting in a reduction in the liability of $15,000 and is repayable in monthly instalment of $20,000 commencing on February 16, 2026 and for the ten months thereafter. The promissory note bears no interest unless the note is not repaid by the due date of January 16, 2027, then interest will accrue at a maximum rate allowed in Florida or 18% per annum. The original promissory note holder agreed that all obligations due to him under the original promissory note are fully discharged and replaced by the new promissory note.

Letter of intent to acquire certain assets and legal entities

·	On October 20, 2025, the Company entered into an exclusive letter of intent (“LOI”) with Addiction Recovery Care LLC (“Vendor”) to purchase certain of the assets and separate entities operating under the ARC brand name in Kentucky, expiring 90 days from signature thereof. On November 18, 2025, we entered into an amendment to the LOI removing the exclusivity clause, with all other terms remaining the same. The potential assets to be purchased are of the ARC in-patient facilities in Kentucky operating in Inez, Pikeville, Owensboro and Ashland, along with out-patient facilities in Kentucky operating in Prestonsburg, Mount Sterling, Louisa, Ashland and Lexington. The potential separate entities to be purchased include a Psychiatric Hospital, a Pharmacy, a Medical Laboratory and a Rural Health Clinic. The addiction treatment and psychiatric facilities have a capacity of approximately 900 patients. There are likely to be related real estate transactions involved in the acquisitions which will remain outside of the Company but could be utilized to generate substantial new equity for the Company.

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

The Company continues to pursue this acquisition.

·	On January 7, 2026, the Company entered into an exclusive letter of intent (“LOI”) to acquire the total membership interest of Specialist MAT, PSC (“MAT”), A Kentucky professional limited liability company. The purchase price is estimated at $9.5 million with $6.5 million payable in cash and the balance of $3.0 million funded by a 24-month Sellers note. The principal of the business will sign an employment agreement for a period of two years and continue as the medical director of MAT, in addition the Seller will enter into a 5-year non-compete agreement from closing. The parties agreed to conclude the transaction within 75 days, however the closing date had been extended by an additional 15 days and has still not closed. The parties continue to negotiate in good faith and the exclusivity agreement remains in place.

New lease agreements

The Company, through its subsidiary ARIA Kentucky, entered into five new lease agreements, effective between January 1, 2026 and March 1, 2026, with its related party, BH Properties and its subsidiaries, Viking Assets, LLC, JDE Properties and New Journey. The leases are for property situated at:

•	304 Viking Drive, Morehead, Kentucky with an annual base rent of $60,000.
•	164, 166 and 168 Maple Drive, Morehead Kentucky with an annual base rent of $36,000, $60,000 and $36,000, respectively.
•	2495 Cranston Road, Morehead Kentucky with an annual base rent of $96,000.

The leases are for an initial period expiring on December 31, 2029, with an option to extend for an additional five years, since the transaction is between related parties the option is likely to be exercised. Each lease agreement includes an escalation of 1.5% of the base rent, commencing on January 1, 2027, and annually thereafter. The Company is responsible for utilities, property taxes, repairs and maintenance expenditure and insurance costs.

Funding Arrangement

On March 16, 2026, the Company, through its subsidiary Evernia, entered into a funding arrangement with Itria, whereby it received proceeds of $244,500, net of discount and fees of $68,000. The Company is obliged to pay $6,010 per week until the amount of $312,500 is paid in full. The maturity date of this funding is March 16, 2027.

The discount and fees totaling $68,000 associated with this funding was capitalized and is being amortized using the effective interest method over the repayment period.

Related Party funding

During March 2026, Mr. Leon the Company’s CEO advanced $300,000 to the Company. The advance bears interest at 6% per annum and is repayable on demand.

Other than the above, the Company has evaluated subsequent events through the date the audited consolidated financial statements were issued and did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, our management has determined that as of December 31, 2025, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

Deficiencies and Significant Deficiencies

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2025, our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2025. Management evaluated the impact of our failure to have sufficient written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers, their ages and their positions, as of the date of this Annual Report, as follows:

Name		Position
Shawn E. Leon	66	Chief Executive Officer, President and Director

James Pogue	73	Chief Financial Officer

Gerald T Miller	68	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Shawn E. Leon, Chief Executive Officer, President and Director

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

James Pogue, Chief Financial Officer

James Pogue was appointed as the Company’s Chief Financial Officer on March 30, 2026. Mr. Poage is a Senior Financial Analyst, based out of the Denver, Colorado. He has over 35 years of experience in corporate accounting and finance, internal audit, tax compliance, investment banking, risk management and business acquisitions. He has a strong background in SEC reporting, risk management, tax planning and business valuation issues, including restructuring for complex acquisition transactions.

Previously, Jim served as CFO and Acquisition Project Manager with several publicly traded oil & gas companies through his own consulting firm. He holds a bachelor’s degree in accounting from the University of Colorado.

Gerald T. Miller, Director

Gerry Miller of Toronto, Ontario, Canada is the Managing Partner of the Law Firm Gardiner Miller Arnold LLP. Mr. Miller’s practice focuses on a comprehensive range of business, finance and real estate issues. In addition to managing the law firm. Mr. Miller’s runs the business law and real estate practice at Gardiner Miller Arnold LLP Law firm. He advises small to medium sized companies in manufacturing, investing and service-related industries. Mr. Miller supervises all merger and acquisition transactions and institutional finance work.

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

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, at December 31, 2025, our officers and directors or 10% stockholders were in compliance with Section 16(a).

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon,	2025	$120,000	(1)	$—	$—	$—	$—	$—	$120,000
President CEO, CFO	2024	$20,000	(1)	$—	$—	$—	$—	$—	$20,000

(1)	Represents a salary paid to Mr. Leon during the year ended December 31, 2025 and 2024.

Outstanding Equity Awards at Fiscal Year End

 There were no equity awards issued to executive officers during the fiscal year ended December 31, 2025 and there are no outstanding equity awards to named officers as of December 31, 2025.

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

Directors Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the year ended December 31, 2025.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shawn E. Leon	—	—	—	—	—	—	—

Gerald T Miller	—	—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Name of beneficial owner	Amount and nature of beneficial ownership, including common stock		Percentage of common stock beneficially owned(1)

Directors and Officers
Shawn E. Leon	4,171,864,342	(2)	54.0%
Gerald T. Miller	500,000	(3)	*

All officers and directors as a group (2 persons)	4,172,364,342		54.0%

* Less than 1%

(1)	Based on 7,726,283,805 shares of common stock outstanding as of June 29, 2026.
(2)	Includes 3,063,187,300 shares held by Ranfurly Holdings LTD, a Company controlled by Mr. Leon, 1,008,677,042 shares owned by EMG Holdings LTD, a company controlled by Eileen Greene, Mr. Leon's spouse and 100,000,000 shares owned by Mr. Leon’s’ son.
(3)	Includes 500,000 shares of common stock.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Related Party Transactions

As of December 31, 2025 and 2024, amounts payable to executive officers or their affiliates for related party payables, as detailed in the below table:

	December 31,	December 31,
	2025	2024
Advance from related party
Eileen Greene
Principal opening balance	$273,461	$—
Principal advance made	—	285,000
Repayments	—	(11,539)
	273,461	273,461
Debt discount opening balance	(8,495)	—
Debt discount at inception	—	(35,000)
Amortization of debt discount	8,495	26,505
	—	(8,495)
Total Related party advance	$273,461	$264,966

Related party payables
Shawn E. Leon	$97,283	$144,353
Eileen Greene	610,656	488,965
ERC Investments, LLC	334,629	—
New Journey, LLC	61,890	—
JDE Properties, LLC	50,646	—
Viking Assets, LLC	113	—
Total related party payables	$1,155,217	$633,318

Note payable – related parties
Loan advanced by ERC Investments, LLC	$33,767	$—
Accrued interest	2,504	—
	$36,271	$—

Loan advanced by New Journey, LLC	$47,974	$—
Accrued interest	3,262	—
	$51,236	$—

Total notes payable – Related party	$87,507	$—

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

At December 31, 2025 and December 31, 2024, the Company owed Eileen Greene, the spouse of its CEO, Shawn Leon, related party advances of $273,461 and $264,966, net of unamortized discount, respectively.

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

During the year ended December 31, 2025, Mr. Leon earned management fees of $120,000 and for the year ended December 31, 2024, Mr. forfeited management fees due to him.

At December 31, 2025 and December 31, 2024, the Company had a payable to Shawn Leon of $97,283 and $144,353, respectively. Mr. Leon is a director and CEO of the Company. The balances owing to Mr. Leon are repayable on demand and the repayment date is uncertain.

Eileen Greene

During July 2024, Ms. Greene assigned $500,000 of the Related party payable to her to Mr. Leon.

On July 12, 2024, Ms. Greene converted $500,000 of the related party payable into 1,000,000,000 shares of common stock at a conversion price of $0.0005 per share.

The amounts owing to Ms. Greene are repayable on demand and the repayment date is uncertain.

At December 31, 2025 and December 31, 2024, the Company owed Eileen Greene, the spouse of its CEO, Shawn Leon, related party payables of $610,656 and $488,965, respectively.

ERC Investments, LLC

As disclosed in note 4 above, a liability owed to ERC Investments, LLC from Edgewater was assumed by the Company, the aggregate liability assumed by the Company on January 9, 2025 was $720,231.

The Company pays rent of $76,000 per month to ERC for three properties located in Morehead Kentucky.

Effective October 1, 2025, the Company and ERC entered into a rental abatement agreement, whereby the rental for 425 Clinic Drive and 1111 US 60 W was abated for the three months ended December 31, 2025 by $60,000 and $90,000, respectively. The rental abatement is a once off concession granted to the Company during its first year of operations in Kentucky, while it concentrated on increasing its patient census numbers and to reduce the amount of unpaid rent due to ERC at year end.

At December 31, 2025, the balance owing to ERC was $334,629.

New Journey, LLC

As disclosed in note 4 above, a liability owed to New Journey, LLC from Edgewater was assumed by the Company, the aggregate liability assumed by the Company on January 9, 2025 was $46,615.

The Company pays rent of $5,500 per month to New Journey for two properties located in Morehead Kentucky.

At December 31, 2025, the balance owing to New Journey was $61,890.

JDE Properties, LLC

As disclosed in note 4 above, a liability owed to JDE from Edgewater was assumed by the Company, the aggregate liability assumed by the Company on January 9, 2025 was $37,525.

The Company pays rent of $5,000 per month to JDE for two properties located in Morehead Kentucky.

At December 31, 2025, the balance owing to JDE was $50,646.

Viking Assets, LLC

Viking Assets is owned by BH Properties, LLC and currently owns three properties, two of which are located in Paducah, Kentucky and a third in Morehead, Kentucky.

The Company pays rent of $14,000 per month to Viking Assets for two properties located in Paducah, Kentucky.

At December 31, 2025, the balance owing to Viking Assets was $113.

Note payable – Related party

ERC Investments, LLC

BH Properties, through its subsidiaries, ERCI, NJ and JDE, secured funding of $2,300,000 to settle certain obligations in those subsidiaries as well as obligations related to the acquisition of the assets of Edgewater by ARIA Kentucky. The obligations related to the acquisition of the assets of Edgewater amounted to $33,767 and bears interest at 7.5% per annum calculated on a 360-day year and is secured by the properties owned by BH Properties and its subsidiaries.

At December 31, 2025, the balance owing to ERCI was $36,271.

New Journey Investments, LLC

BH Properties, through its subsidiaries, ERCI, NJ and JDE, secured funding of $500,000 to settle obligations related to the acquisition of certain properties into NJ and certain assets of Edgewater by ARIA Kentucky. The obligations related to the acquisition of the assets of Edgewater amounted to $47,974 and bears interest at 6.875% per annum calculated on a 360-day year and is secured by the properties owned by BH Properties and its subsidiaries.

At December 31, 2025, the balance owing to NJ was $51,236.

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

As of December 31, 2025, the Board determined that Gerald T Miller is independent and that Mr. Leon is not independent under these standards.

Item 14. Principal Accountant Fees and Services.

RBSM LLP serves as our independent registered public accounting firm for the years ended December 31, 2025 and 2024.

The following is a summary of the fees paid by us to RBSM LLP the years ended December 31, 2025 and 2024 for professional services rendered:

	Year ended December 31, 2025	Year ended December 31, 2024

Audit fees and expenses	$125,000	$125,080
Taxation preparation fees	—	—
Audit related fees	—	—
Other fees	—	—
	$125,000	$125,080

Audit Fees

Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by RBSM, LLP in connection with statutory and regulatory filings or engagements in fiscal year ended December 31, 2025 and 2024.

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

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services listed above for the fiscal years ended December 31, 2025 and 2024, respectively.

PART IV

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)	(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025

1.	Independent Auditor’s Report
2.	Consolidated Balance Sheets as of December 31, 2025 and 2024
3.	Consolidated Statements of Operations for the years ended December 31, 2025 and 2024
4.	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2025 and 2024
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
6.	Notes to Consolidated Financial Statements

(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(b)	Exhibits

Exhibit No.	Description	Form	SEC File No.	Date	File Herewith	Filed by Reference

3.1	Articles of Incorporation of NNRC, Inc. (as filed with the Secretary of State of Colorado on April 1, 1993)	10-K	000-15078	March 28, 2013		X

3.2	Articles of Amendment to the Articles of Incorporation of Nova Natural Resources, Inc. (as filed with the Secretary of State of Colorado on May 8, 2012)	10-K	000-15078	March 28, 2013		X

3.3	Articles of Amendment to the Articles of Incorporation of Greenestone Healthcare Corporation (as filed with the Secretary of State of Colorado on March 26, 2013)	8-K	000-15078	March 29, 2013		X

3.4	Amended and Restated Bylaws of Greenestone Healthcare Corporation	8-K	000-15078	March 29, 2013		X

3.5	Articles of Amendment to the Articles of Incorporation re: Name Change	8-K	000-15078	April 10, 2017		X

3.6	First amendment to Amended and Restated Bylaws	8-K	000-15078	April 10, 2017		X

4.1	Form of Series L Convertible Note and Warrant Agreement	8-K	000-15078	42740		X

4.2	Form of LABRYS LP Convertible Note Agreement	8-K	000-15078	February 2, 2017		X

10.1	Stock Purchase Agreement I	8-K	000-15078	March 29, 2013		X

10.2	Form of Warrant I	8-K	000-15078	December 30, 2013		X

10.3	Form of Warrant II	8-K	000-15078	December 30, 2013		X

10.4	Stock Purchase Agreement II	8-K	000-15078	December 30, 2013		X

10.5	Share Purchase Agreement, dated as of December 16, 2014 by and between the Registrant and Jainheel Patekh Medical Professional Corporation	8-K	000-15078	December 23, 2014		X

10.6	Collateral Note, Dated December 16, 2014	8-K	000-15078	December 23, 2014		X

10.7	Seastone of Delray Asset Purchase Agreement, Management Services Agreement and Commercial Real Estate Contract	8-K	000-15078	May 23, 2016		X

10.8	Stock Purchase Agreement re: Cranberry Cove Holdings Ltd.	8-K	000-15078	February 17, 2017		X

16.1	Letter from Jarvis Ryan Associates, LLP 8-K 000-15078	8-K	000-15078	July 19, 2014		X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002				X

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline Taxonomy Extension CAL XBRL Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
101	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHEMA HEALTH CORPORATION

Date: June 30, 2026

By: /s/ Shawn E. Leon

Name: Shawn E. Leon

Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Shawn E. Leon	Chief Executive Officer (Principal Executive Officer), President and Director	June 30, 2026
Shawn Leon

/s/ James Poage	Chief Financial Officer (Principal Financial Officer)	June 30, 2026
James Poage

/s/ Gerald T. Miller	Director	June 30, 2026
Gerald T. Miller